Form 10-K
period 2016-03-31
VIASAT INC
filed 2016-05-26
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the common stock held by non-affiliates of the registrant as of September 30, 2015 was approximately $2,851,961,878 (based on the closing price on that date for shares of the registrant’s common stock as reported by the Nasdaq Global Select Market).

The number of shares outstanding of the registrant’s common stock, $.0001 par value, as of May 13, 2016 was 48,944,963.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended March 31, 2016.

VIASAT, INC.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future economic conditions and performance; the development, customer acceptance and anticipated performance of technologies, products or services; satellite construction and launch activities; the performance and anticipated benefits of our ViaSat-2 and ViaSat-3 class satellites and any future satellite we may construct or acquire; the expected capacity, service, coverage, service speeds and other features of our satellites, and the timing, cost, economics and other benefits associated therewith; anticipated subscriber growth; our proposed strategic partnering arrangement with Eutelsat S.A. (together with its affiliates, Eutelsat) and the timing, costs, economics and other benefits associated therewith; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ materially include: our ability to realize the anticipated benefits of the ViaSat-2 and ViaSat-3 class satellites and any future satellite we may construct or acquire; unexpected expenses related to our satellite projects; our ability to consummate our proposed strategic partnering arrangement with Eutelsat and to realize the anticipated benefits of the strategic partnering arrangement; our ability to successfully implement our business plan for our broadband services on our anticipated timeline or at all; risks associated with the construction, launch and operation of satellites, including the effect of any anomaly, operational failure or degradation in satellite performance; our ability to successfully develop, introduce and sell new technologies, products and services; audits by the U.S. government; changes in the global business environment and economic conditions; delays in approving U.S. government budgets and cuts in government defense expenditures; our reliance on U.S. government contracts, and on a small number of contracts which account for a significant percentage of our revenues; reduced demand for products and services as a result of continued constraints on capital spending by customers; changes in relationships with, or the financial condition of, key customers or suppliers; our reliance on a limited number of third parties to manufacture and supply our products; increased competition; introduction of new technologies and other factors affecting the communications and defense industries generally; the effect of adverse regulatory changes on our ability to sell products and services; our level of indebtedness and ability to comply with applicable debt covenants; our involvement in litigation, including intellectual property claims and litigation to protect our proprietary technology; our dependence on a limited number of key employees; and other factors identified under the heading “Risk Factors” in Item 1A, elsewhere in this report and our other filings with the Securities and Exchange Commission (the SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Company Overview

We are an innovator in broadband technologies and services. Our end-to-end platform of high-capacity Ka-band satellites, ground infrastructure and user terminals enables us to provide cost-effective, high-speed, high-quality broadband solutions to enterprises, consumers and government users around the globe, whether on the ground, on the move or in flight. In addition, we develop and provide advanced wireless communications systems, secure networking systems and cybersecurity and information assurance products and services. Our product, system and service offerings are often linked through common underlying technologies, customer applications and market relationships. We believe that our portfolio of products and services, combined with our ability to effectively cross-deploy technologies between government and commercial segments and across different geographic markets, provides us with a strong foundation to sustain and enhance our leadership in advanced communications and networking technologies.

On May 4, 2015, our Board of Directors approved a change in our fiscal year from a 52 or 53 week fiscal year ending on the Friday closest to March 31 to a fiscal year ending on March 31 of each year, effective with the fiscal year commencing April 4, 2015. Beginning April 4, 2015, our fiscal quarters end on June 30, September 30, December 31 and March 31 of each year. Fiscal year 2014 was a 53 week year, compared to a 52 week year in fiscal year 2015. Fiscal year 2016 was slightly shorter than 52 weeks due to the change in fiscal year beginning April 4, 2015. We do not believe that these differences in length of year had any material impact on our financial results.

We conduct our business through three segments: satellite services, commercial networks and government systems. Financial information regarding our reporting segments and the geographic areas in which we deliver our services and products is included in the consolidated financial statements and notes thereto.

Satellite Services

Our satellite services segment provides satellite-based high-speed broadband services to consumers, enterprises, commercial airlines and mobile broadband customers primarily in the United States. Our Exede® broadband services offer high-speed, high-quality broadband internet access across the contiguous United States. We also offer similar services for a growing number of commercial and business aircraft both in the United States and abroad. Our satellite services business also provides a platform for the provision of network management services to domestic and international satellite service providers.

Our satellite services business uses our proprietary technology platform to provide broadband services with multiple applications. Our proprietary Ka-band satellites are at the core of our technology platform. Our first-generation high-capacity Ka-band spot-beam satellite, ViaSat-1, was placed into service in January 2012. At the time of launch we believe ViaSat-1 was the highest capacity, most cost-efficient satellite in the world, with a data throughput of approximately 140 Gigabits per second. In May 2013, we entered into a satellite construction contract for our ViaSat-2 satellite, our second-generation high-capacity Ka-band satellite design, which we expect will be launched during fiscal year 2017. We expect that our ViaSat-2 satellite will significantly expand our data throughput capacity, enabling us to improve the speed, availability and geographic coverage area of our broadband services. In addition, construction has commenced on two ViaSat-3 class satellites, our third-generation high-capacity Ka-band satellite design, pursuant to a limited authorization to proceed. Our ViaSat-3 class satellites are designed to further expand our data throughput capacity and geographic coverage area and to support the flexible allocation of capacity to dynamically respond to changing capacity demands, thereby improving the speed, availability and cost-efficiency of our proprietary Ka-band satellite network. We anticipate that our ViaSat-3 class satellites will be launched in late 2019 or 2020.

We believe that growth in our satellite services segment will be driven in the coming years by continued rapid growth in demand for high-speed broadband services across the globe, driven both by continued increases in the number of internet users and connected devices and by increasing data usage, including for video streaming and mobile and in-flight connectivity. The primary services offered by our satellite services segment are comprised of:

•

Fixed Broadband Services. We offer satellite-based broadband internet services under the Exede and WildBlue® brands to consumers and businesses primarily in the United States. Our broadband offerings provide users with high-speed broadband internet access and Voice over Internet Protocol (VoIP) services. We offer a range of service plans, with pricing based on a number of different factors, including available capacity, bandwidth limits, service quality levels, bundled offerings and terms of distribution. We also offer wholesale and retail broadband services to our national and regional distribution partners, including direct-to-home satellite video providers, retail service providers and communications companies. As of March 31, 2016, we provided broadband internet services to approximately 697,000 consumer and small business subscribers.

•

In-Flight Broadband Services. Our award-winning in-flight broadband services (including our flagship Exede in the Air service) provide industry-leading in-flight internet and broadband connectivity services to commercial airlines and business jets. The data throughput capacity of our services enables commercial airlines and business jets to offer more passengers on more flights the ability to enjoy high-speed broadband services such as streaming video. As of March 31, 2016, 476 commercial aircraft were in service utilizing our Exede in-flight broadband services.

•

Mobile Broadband Services. Our Yonder® mobile broadband services provide global network management and high-speed internet connectivity services for customers using airborne, maritime and ground-mobile satellite systems.

•

Enterprise Broadband Services. We offer a variety of other broadband services to enterprises, including business connectivity, live on-line event streaming, oil and natural gas data gathering services and high-definition satellite news gathering.

In February 2016, we entered into a framework and subscription agreement (the Framework Agreement) with Eutelsat, pursuant to which we have agreed to enter into a strategic partnering arrangement with Eutelsat to own and operate satellite broadband infrastructure and equipment and provide satellite-based broadband internet services in the European region. The arrangement will consist of two entities coordinating efforts to expand the European broadband market: an entity to be owned 51% by Eutelsat and 49% by ViaSat following the closing will own and operate Eutelsat’s KA-SAT satellite and related assets and offer wholesale satellite capacity services in the European region; and an entity to be owned 51% by ViaSat and 49% by Eutelsat following the closing will purchase wholesale satellite capacity services and offer retail satellite-based broadband internet services in the European region. At the closing under the Framework Agreement, Eutelsat will contribute and transfer assets relating to Eutelsat’s existing wholesale satellite broadband business (including its KA-SAT satellite) to a newly formed subsidiary of Eutelsat in exchange for the issuance of new shares in such subsidiary, and following such contribution and issuance, we will purchase 49% of the issued shares of Eutelsat’s subsidiary from Eutelsat for €132.5 million and, similarly, Eutelsat will purchase 49% of the issued shares of a second newly formed subsidiary of ViaSat for an immaterial amount. Also at the closing, we and Eutelsat will enter into shareholders’ agreements and other ancillary agreements with respect to the ownership, management and operation of the two entities. The closing of the transactions under the Framework Agreement is subject to customary conditions, including the receipt of required regulatory approvals and third-party consents. We currently anticipate that the closing will occur in the second quarter of fiscal year 2017.

Commercial Networks

Our commercial networks segment develops and produces a variety of advanced end-to-end satellite and wireless communication systems, ground networking equipment and space-to-earth connectivity systems. We design and build customized fixed and mobile satellite communication systems capable of serving a variety of markets and applications. In addition, we offer an array of ground networking equipment and products, including customer premise equipment (CPE), satellite modems, antenna technologies, earth stations and satellite networking hubs. Our communication systems, networking equipment and products are generally developed through a combination of customer and discretionary internal research and development funding, are utilized to provide services through our satellite services segment and are also sold to commercial networks customers.

We believe growth in our commercial networks segment will be driven in the coming years by continued growth in worldwide demand for communications systems, ground networking equipment and products that enable or support access to high-speed broadband services, and by the increasing cost-effectiveness of satellite technologies to rapidly deploy broadband services across wide geographic areas and to large numbers of people within the satellite footprint. Our commercial networks segment also leverages the deployment of our own proprietary high-capacity Ka-band satellites, as well as Ka-band satellites operated or being built for third parties around the world, by providing the ground infrastructure and user terminals that access the satellites. However, our research and development investments in our ViaSat-3 class satellites and related ground infrastructure are expected to continue to negatively impact our financial results in our commercial networks segment in fiscal year 2017 and beyond.

Our communication systems, ground networking equipment and products include:

•

Fixed Satellite Networks. We are a leading end-to-end network technology supplier for the fixed satellite consumer and enterprise markets. Our next-generation satellite network infrastructure and ground terminals are designed to access Ka-band broadband services on high-capacity satellites. Our SurfBeam® network systems and modems enable satellite broadband access for residential or home office customers. We also offer related products and services to enterprise customers to address bandwidth constraints, latency and other issues, such as our AcceleNet® wide area network (WAN) optimization product, which enables enterprise customers to optimize “cloud computing” services and other applications delivered over WANs.

•

Mobile Broadband Satellite Communication Systems. Our mobile satellite communication systems and related products provide high-speed, cost-efficient broadband access while on the move via small transceivers, and are, designed for use in aircraft, high-speed trains and seagoing vessels. Our sales of similar mobile satellite systems to government customers are included in our government satellite communication systems business.

•

Antenna Systems. We develop, design, produce, test and install ground terminals and antennas for terrestrial and satellite applications, specializing in earth imaging, remote sensing, mobile satellite communication, Ka-band earth stations and other multi-band antennas.

•

Satellite Networking Development. Through our Comsat Labs division, we offer specialized design and technology services covering all aspects of satellite communication system architecture and technology, including the analysis, design, and specification of satellites and ground systems, ASIC and MMIC design and production, and WAN compression for enterprise networks.

Government Systems

Our government systems segment develops and produces network-centric Internet Protocol (IP)-based fixed and mobile secure government communications systems, products, services and solutions, which are designed to enable the collection and dissemination of secure real-time digital information between command centers, communications nodes and air defense systems. Customers of our government systems segment include the U.S. Department of Defense (DoD), allied foreign governments, domestic and allied armed forces, public safety first-responders and remote government employees.

We believe growth in our government systems segment in the coming years will be driven by continued growth in demand for higher-capacity, higher-quality broadband services and associated ground systems and advanced cybersecurity protections. This continued demand reflects the U.S. military’s emphasis on “network-centric” highly mobile warfare over geographically dispersed areas (which requires the development and deployment of secure, IP-based communications networks, products and service offerings capable of supporting real-time dissemination of data using multiple transmission media) and increased use of IP-based network-centric and bandwidth-intensive applications at all organizational levels. Satellite-based systems are increasingly seen as the most reliable method of connecting rapidly moving armed forces who may out-run the range of terrestrial radio links and high-speed broadband connectivity is increasingly required to support real-time command and control decision-making and enhanced situational awareness.

The primary products and services of our government systems segment include:

•

Government Mobile Broadband. Our government mobile broadband products and services provide military and government users with high-speed, real-time broadband and multimedia connectivity in key regions of the world. Our government mobile broadband products include mobile broadband modems, terminals, network access control systems and antenna systems using a range of satellite frequency bands capable of being installed and operated on a wide variety of fixed wing, rotary wing, manned and unmanned aircraft.

•

Government Satellite Communication Systems. Our government satellite communication systems offer an array of portable, mobile and fixed broadband modems, terminals, network access control systems and antenna systems using a range of satellite frequency bands for line-of-sight and beyond-line-of-sight Intelligence, Surveillance, and Reconnaissance (ISR) and Command and Control (C2) missions, satellite networking services, network management systems for Wi-Fi and other internet access networks, and global mobile broadband capability with satellite technologies. Our systems, products and service offerings are designed to support high-throughput broadband data links, to increase available bandwidth using existing satellite capacity, and to withstand certain catastrophic events. Our range of broadband modems, terminals and systems support high-speed broadband and multimedia transmissions over point-to-point, mesh and hub-and-spoke satellite networking systems, and include products designed for manpacks, aircraft, unmanned aerial vehicles (UAVs), seagoing vessels, ground-mobile vehicles and fixed applications.

•

Cybersecurity and Information Assurance. Our cybersecurity and information assurance products and services provide advanced, high-speed IP-based “Type 1” and High Assurance Internet Protocol Encryption (HAIPE®)-compliant encryption solutions that enable military and government users to communicate information securely over networks, and that secure data stored on computers and storage devices. Our encryption products and modules use a programmable, high-assurance architecture that can be easily upgraded in the field or integrated into existing communication networks, and are available both on a stand-alone basis and as embedded modules within our tactical radio, information distribution and other satellite communication systems and products.

•

Tactical Data Links. We develop and produce advanced tactical radio and information distribution systems that enable real-time collection and dissemination of video and data using secure, jam-resistant transmission links from manned aircraft, ground mobile vehicles and other remote platforms to networked communication and command centers. Key products in this category include our Battlefield Awareness and Targeting System — Dismounted (BATS-D) handheld link radios, as well as our Multifunctional Information Distribution System (MIDS) terminals for military fighter jets and their successor, MIDS Joint Tactical Radio System (MIDS-JTRS) terminals, “disposable” weapon data links and other portable small tactical terminals.

Our Strengths

We believe the following strengths position our business to capitalize on the attractive growth opportunities presented in our business segments:

•

Vertically Integrated End-to-End Platform of Leading Broadband Technologies. We believe our innovative ecosystem of high-capacity Ka-band satellites, ground infrastructure and user terminals provides a vertically integrated end-to-end platform that uniquely positions us to cost-effectively deliver a diverse portfolio of high-speed, high-quality broadband solutions and applications to enterprises, consumers and government users. Our product, system and service offerings are often linked through common underlying technologies, customer applications and market relationships. We believe that many of the market segments in which we compete have significant barriers to entry relating to the complexity of technology and the amount of required investment, and that limited competition exists for broadband services at higher data speeds. We believe that our comprehensive and vertically integrated portfolio of satellites, products and services, combined with our ability to effectively cross-deploy technologies between government and commercial segments and across different geographic markets, provides us with a strong foundation to sustain and enhance our leadership in broadband technologies and services.

•

Innovation of Next-Generation Satellite Technology. We have a long history of innovation in next-generation satellite technologies. Since our inception, we have designed and produced advanced satellite communications systems and equipment. Our award-winning first-generation high-capacity Ka-band spot-beam satellite, ViaSat-1, was placed into service in January 2012. In February 2012, the Society of Satellite Professionals International bestowed an Industry Innovators Award on us in recognition of the development and launch of our ViaSat-1 satellite and, with its data throughput of approximately 140 Gigabits per second, in 2013 ViaSat-1 earned a Guinness World Records® title as the highest-capacity communications satellite in the world. In May 2013, we entered into a satellite construction contract for our ViaSat-2 satellite, our second-generation high-capacity Ka-band satellite design, which we expect will be launched during fiscal year 2017. We expect that our ViaSat-2 satellite will significantly expand our data throughput capacity, enabling us to improve the speed, availability and geographic coverage area of our broadband services. In addition, construction has commenced on two ViaSat-3 class satellites, our third-generation high-capacity Ka-band satellite design, pursuant to a limited authorization to proceed, and we anticipate that our ViaSat-3 class satellites will be launched in late 2019 or 2020. Our ViaSat-3 class satellites are designed to further expand our data throughput capacity and geographic coverage area and to support the flexible allocation of capacity to dynamically respond to changing capacity demands, thereby improving the speed, availability and cost-efficiency of our proprietary Ka-band satellite network. Our market-leading Exede in the Air in-flight broadband service has received numerous awards and accolades, including the Crystal Cabin Award for the best Passenger Comfort System in April 2015 and the Excellence in Avionics Award for In-Flight Connectivity Innovation in July 2015. We believe that our innovative satellite technologies and investments in the associated ground infrastructure will enable us to provide greater capacity and faster broadband speeds. We believe our history of developing proprietary and innovative satellite technologies spanning spacecraft, ground infrastructure, user terminals and network design demonstrates that we possess the expertise and credibility required to serve the evolving technology needs of our customers.

•

Diversification of Business Model. Our business is highly diversified, ranging from the provision of broadband services to consumers, enterprises and commercial airlines in the United States, to the worldwide sale of complex satellite communication systems and products to communications service providers and enterprises, to the sale of advanced wireless communications systems, secure networking systems and cybersecurity and information assurance products and services to government users and defense contractors. This diversification in product and service offerings, customer base and market segment helps to reduce our exposure to fluctuations in any of the individual markets we serve. In addition, the flexibility in our business model allows us to allocate our satellite capacity to markets where bandwidth usage demands and returns are highest. During fiscal years 2016, 2015 and 2014, our satellite services segment generated 39%, 36% and 29% of total revenues, our commercial networks segment generated 18%, 25% and 29% of total revenues, and our government systems segment generated 43%, 39% and 42% of total revenues, respectively.

•

Blue-Chip Customer Base and Favorable Consumer Contract Terms. Our customers include the DoD, large defense contractors, allied foreign governments, civil agencies, satellite network integrators, large communications service providers, commercial airlines and enterprises requiring complex communications and networking solutions and services. We believe that the credit strength of our key customers, including the U.S. government, leading aerospace and defense prime contractors and commercial airlines, as well as our favorable consumer broadband contract terms, help support more consistent financial performance.

•

Experienced Management Team. Our Chief Executive Officer, Mark Dankberg, and our Chief Technology Officers have been with the company since its inception in 1986. Mr. Dankberg is considered to be a leading expert in the field of satellite and wireless communications. In 2008, Mr. Dankberg received the prestigious AIAA Aerospace International Communication award, which recognized him for “shepherding ViaSat into a leading satellite communications company through outstanding leadership and technical expertise.” In 2013, Mr. Dankberg received the Innovator Award from the Arthur C. Clarke Foundation. In 2015, Mr. Dankberg was inducted into the Society of Satellite Professionals Hall of Fame for his leadership and visionary role in satellite communications.

Our Strategy

Our business strategy is to be a leading provider of high-speed and cost-effective broadband and advanced communications products and services, utilizing our leading satellite technologies. The principal elements of our strategy include:

•

Maintain Focus on Technology Leadership. We will continue to focus on research and development to maintain our leadership position in satellite technologies and services. Innovative satellite and product development has been one of our hallmarks and continues to be critical to our success. Our research and development efforts are supported by an employee base of over 1,900 engineers and a culture that deeply values innovation.

•

Continue to Expand our Addressable Markets. We focus on designing and developing high-capacity satellite technologies. As the capacity, data throughput speeds and geographic coverage areas of our satellite systems continue to increase (with each generation of our high-capacity Ka-band satellite designs), we expect the addressable market for our broadband technologies, products and services (whether consumer, enterprise, commercial airline or government) to similarly expand. Higher capacity, more flexible satellites allow us to offer cost-effective broadband services that allow greater data usage at faster speeds, thereby enabling us to better compete against other broadband technologies (including terrestrial technologies) over large geographic areas. As the speed of our broadband offerings increases, we expect the number of companies able to provide competing broadband offerings at equivalent speeds to decrease.

•

Drive Cost Efficiencies. We continue to drive cost efficiencies in our businesses through our development of leading, vertically integrated satellite technologies. We optimize our satellite network systems through our development of an end-to-end platform of next-generation Ka-band satellites, ground networking equipment and user terminals that enable the provision of high-speed broadband services. Our ViaSat-3 class satellites are expected to further drive cost efficiencies through their ability to efficiently and dynamically match supply and demand through the flexible allocation of capacity within the satellite footprint.

•

Focus on International Opportunities. We believe that international markets represent an attractive opportunity for our business. As worldwide demand for broadband connectivity and services continues to grow, we expect that our comprehensive offering of next-generation Ka-band satellites, advanced end-to-end communication systems and ground networking equipment and products, and their ability to enable cost-effective, high-speed broadband services, will be increasingly attractive internationally. Following launch, our ViaSat-2 satellite currently under construction is expected to provide seven times the geographic coverage of ViaSat-1, and our ViaSat-3 class satellites currently under construction are expected to provide broadband services over the Americas and over Europe, the Middle East and Africa, respectively, thereby making our cost-effective, high-speed broadband service offerings available to new markets. We anticipate that our ViaSat-2 satellite will be launched during fiscal year 2017 and that our ViaSat-3 class satellites will be launched in late 2019 or 2020. In addition, in February 2016, we entered into a Framework Agreement with Eutelsat, pursuant to which we have agreed to enter into a strategic partnering arrangement with Eutelsat to own and operate satellite broadband infrastructure and equipment and provide broadband internet services in the European region.

•

Pursue Growth Through Strategic Alliances, Partnering Arrangements and Relationships. We actively seek strategic relationships and joint ventures with companies whose financial, marketing, operational or technological resources can accelerate the introduction of new technologies and the penetration of new markets, such as our proposed European expansion in our satellite services segment contemplated by the Framework Agreement with Eutelsat. In our government systems segment, we regularly enter into teaming arrangements with other government contractors to more effectively capture complex government programs. We have also engaged in strategic relationships with companies that have innovative technologies and products, highly skilled personnel, market presence, or customer relationships and distribution channels that complement our strategy. We may continue to evaluate acquisitions of, or investments in, complementary companies, businesses, products or technologies to supplement our internal growth.

Our Customers

Our customer base is highly diversified. Customers in our satellite services segment include residential customers, commercial airlines, small businesses and other enterprise customers of our broadband services. The customers of our government systems and commercial networks segments include the DoD, U.S. National Security Agency, the U.S. Department of Homeland Security, allied foreign governments, select other U.S. federal, state and local government agencies, defense contractors, satellite network integrators, large communications service providers and enterprises requiring complex communications and networking solutions. We enter into government contracts either directly with U.S. or foreign governments, or indirectly through domestic or international prime contractors. In our commercial networks segment, we also act as both a prime contractor and subcontractor for the sale of equipment and services.

Revenues from the U.S. government as an individual customer comprised approximately 24%, 23% and 21% of total revenues for fiscal years 2016, 2015 and 2014, respectively. None of our commercial customers comprised 10% or more of total revenues in fiscal years 2016, 2015 and 2014.

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

Our federal government contracts are performed under cost-reimbursement contracts, time-and-materials contracts and fixed-price contracts. Cost-reimbursement contracts provide for reimbursement of costs and payment of a fee. The fee may be either fixed by the contract or variable, based upon cost control, quality, delivery and the customer’s subjective evaluation of the work. Under time-and-materials contracts, we receive a fixed amount by labor category for services performed and are reimbursed for the cost of materials purchased to perform the contract. Under a fixed-price contract, we agree to perform specific work for a fixed price and, accordingly, realize the benefit or detriment to the extent that the actual cost of performing the work differs from the contract price. In fiscal year 2016, approximately 13% of our total government revenues was generated from cost-reimbursement contracts with the federal government or our prime contractors, approximately 1% from time-and-materials contracts and approximately 86% from fixed-price contracts.

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

Research and Development

The industries in which we compete are subject to rapid technological developments, evolving standards, changes in customer requirements and continuing developments in the communications and networking environment. Our continuing ability to adapt to these changes, and to develop innovative satellite technologies and new and enhanced products and services, is a significant factor in maintaining or improving our competitive position and our prospects for growth. Therefore, we continue to make significant investments in next-generation satellite technologies and product development.

We conduct the majority of our research and product development activities in-house and have a research and development and engineering staff, which includes over 1,900 engineers. Our product development activities focus on products that we consider viable revenue opportunities to support all of our business segments. A significant portion of our research and development efforts for our products have generally been conducted in direct response to the specific requirements of a customer’s order and, accordingly, these amounts are included in the cost of sales when incurred and the related funding is included in revenues at that time.

The portion of our contract revenues which includes research and development funded by government and commercial customers was approximately 20%, 23% and 31% during fiscal years 2016, 2015 and 2014, respectively, of our total revenues. In addition, we incurred $77.2 million, $46.7 million and $60.7 million during fiscal years 2016, 2015 and 2014, respectively, on independent research and development (IR&D) expenses, which comprises research and development not directly funded by a third party. Funded research and development contains a profit component and is therefore not directly comparable to IR&D. As a U.S. government contractor, we also are able to recover a portion of our IR&D expenses, consisting primarily of salaries and other personnel-related expenses, supplies and prototype materials related to research and development programs.

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

Sales and Marketing

We have a sales presence in various domestic and foreign locations, and we sell our products and services both directly and indirectly through channel partners, as described below:

•

Satellite Services Sales Organization. Our satellite services sales organization for our broadband internet services sells directly to residential customers in our retail channel through our Exede website, sales call centers and through over 1,000 active retailer dealers (including DirecTV), In addition, subscribers for our broadband internet services are also acquired through our wholesale distribution relationships with DISH Network and the National Rural Telecommunications Cooperative. Our satellite services sales organization also includes direct sales and business development personnel who work with enterprises and commercial airlines to identify business opportunities and develop solutions for customers’ needs.

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

Our marketing team works closely with our sales, research and product development organizations and our customers to increase the awareness of the ViaSat brand through a mix of positive program performance and our customers’ recommendation as well as public relations, advertising, trade show participation and conference speaking engagements by providing communications that keep the market current on our products and features. Our marketing team also identifies and sizes new target markets for our products and services, creates awareness of our company and our portfolio of offerings, and generates contacts and leads within these targeted markets.

Competition

The markets in which we compete are characterized by rapid change, converging technologies and a migration to solutions that offer higher capacity and speed and other superior advantages. These market factors represent both an opportunity and a competitive threat to us. In many cases our competitors can also be our customers or partners. Accordingly, maintaining an open and cooperative relationship is important. The overall number of our competitors may increase, and the identity and composition of competitors may change. As we continue to expand our business globally, we may see new competition in different geographic regions.

To compete, we emphasize:

•	the high-speed, high-quality and broad geographic availability of our broadband services;

•	our proven designs and network integration services for complex, customized network needs;

•	the increased bandwidth efficiency offered by our networks, products and services;

•	the innovative and flexible features integrated into our products and services;

•	our network management experience;

•	our end-to-end network implementation capabilities;

•	the distinct advantages of satellite data networks;

•	technical advantages and advanced features of our antenna systems as compared to our competitors’ offerings; and

•	the overall cost-effectiveness of our communications systems, products and services.

While we believe we compete successfully on each of these factors, we expect to continue to face intense competition in each of our markets.

In our satellite services segment, we face competition for consumer and enterprise broadband services both from existing competitors and emerging technologies. Our residential and other fixed broadband service offerings compete with broadband service offerings from wireline and wireless telecommunications companies, cable companies, satellite companies and internet service providers. Many of our competitors are larger than us, have substantial capital resources, have greater brand recognition, have access to spectrum or technologies not available to us, or are able to offer bundled service offerings that we are not able to duplicate, all of which may reduce demand for our broadband services. In addition, the broadband services market continues to see industry consolidation and vertical integration, which may enable our competitors to provide competing services to broader customer segments. New entrants, some with significant financial resources, and new emerging technologies (including 5G and advanced fiber) may compete with our broadband service offerings. For example, Google has launched high-speed internet and video services in a limited number of areas and has announced plans to expand in more areas. Our in-flight broadband service offerings compete against air-to-ground mobile services and other satellite-based services, such as the services offered by Global Eagle and Gogo. We believe that our Ka-band satellite-based in-flight broadband services offer a competitive combination of high-speed and data throughput capacity, that enable commercial airlines and business jets to offer more passengers on more flights the ability to enjoy high-speed broadband services such as streaming video.

In our commercial networks segment, we compete with numerous other providers of satellite and terrestrial communications systems, products and equipment, including: ASC Signal, Astrium, Comtech, General Dynamics, Gilat, EchoStar (Hughes Network Systems), iDirect Technologies, L-3 Communications, Newtec, Panasonic, Space Systems/Loral, Thales and Zodiac Data Systems. In addition, some of our customers continuously evaluate whether to develop and manufacture their own products and could elect to compete with us at any time.

Within our government systems segment, we generally compete with manufacturers of defense electronics products, systems or subsystems, such as BAE Systems, General Dynamics, Harris, Inmarsat, L-3 Communications, Rockwell Collins and similar companies. We may also occasionally compete directly with the largest defense prime contractors, including Boeing, Lockheed Martin, Northrop Grumman and Raytheon Systems. In many cases we partner with our competitors, and therefore maintaining an open and cooperative relationship is important.

Many of our competitors in our commercial networks and government systems segments have significant competitive advantages, including strong customer relationships, more experience with regulatory compliance, greater financial and management resources and access to technologies not available to us. Many of our competitors are also substantially larger than we are and may have more extensive engineering, manufacturing and marketing capabilities than we do. As a result, these competitors may be able to adapt more quickly to changing technology or market conditions or may be able to devote greater resources to the development, promotion and sale of their products.

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

Contract manufacturers produce products for many different customers and are able to pass on the benefits of large-scale manufacturing to their customers. These manufacturers are able to produce high quality products at lower costs by: (1) exercising their high-volume purchasing power, (2) employing advanced and efficient production equipment and capital intensive systems whose costs are leveraged across their broad customer base, and (3) using a cost-effective skilled workforce. Our primary contract manufacturers include Benchmark, CyberTAN, Davida Technology Partners, EADS, Flextronics, Harris, IEC Electronics Corporation, Microelectronics Technology (MTI), NeoTech, Plexus and Regal Technology Partners.

Our experienced management team facilitates an efficient contract manufacturing process through the development of strong relationships with a number of different domestic and off-shore contract manufacturers. By negotiating beneficial contract provisions and purchasing some of the equipment needed to manufacture our products, we retain the ability to move the production of our products from one contract manufacturing source to another if required. Our operations management has experience in the successful transition from in-house production to contract manufacturing. The degree to which we employ contract manufacturing depends on the maturity of the product and the forecasted production life cycle. We intend to limit our internal manufacturing capacity to supporting new product development activities, building customized products that need to be manufactured in strict accordance with a customer’s specifications or delivery schedules, and building proprietary, highly sensitive ViaSat-designed products and components for use in our proprietary technology platform. Therefore, our internal manufacturing capability for standard products has been, and is expected to continue to be, very limited and we intend to continue to rely on contract manufacturers for large-scale manufacturing. We also rely on outside vendors to manufacture specific components and subassemblies used in the production of our products. Some components, subassemblies and services necessary for the manufacture of our products are obtained from a sole source supplier or a limited group of suppliers.

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

Radio-frequency and Communications Regulation

International Telecommunication Union (ITU)

The orbital location and frequencies for our satellites are subject to the ITU’s frequency registration and coordination procedures. Those procedures are specified in the ITU Radio Regulations and seek to facilitate shared international use of limited spectrum and orbital resources in a manner that avoids harmful interference. Among other things, the ITU procedures establish procedures for establishing international priority with respect to the use of such resources, deadlines for bringing satellite networks into use in order to maintain such priority, and coordination rights and obligations with respect to other networks, which vary depending on whether such networks have higher or lower ITU priority. On our behalf, various countries have made and may in the future make additional filings for the frequency assignments at particular orbital locations that are used or to be used by our current satellite networks and potential future satellite networks we may build or acquire. In the event that any international coordination process that is triggered by such an ITU filing is not successfully completed, we may be compelled to accept more limited or suboptimal orbital and spectrum rights, to operate the applicable satellite(s) on a non-interference basis, or to cease operating such satellite(s) altogether.

US Regulation

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

Earth Stations. The Communications Act requires a license for the operation of transmitting satellite earth station facilities and certain receiving satellite earth station facilities in the United States. We currently hold licenses authorizing us to operate various earth stations within the United States, including but not limited to user terminals, facilities that aggregate traffic and interconnect with the internet backbone and network hubs. These licenses typically are granted for 10 to 15 year terms, and typically are renewed in the ordinary course. Material changes in these operations would require prior approval by the FCC. The operation of our earth stations is subject to various license conditions, as well as the technical and operational requirements of the FCC’s rules and regulations.

Space Stations. In the United States, the FCC authorizes the launch and operation of commercial spacecraft, and also authorizes non-U.S. licensed spacecraft to be used to serve the United States. The FCC has authorized the use of the ViaSat-1, WildBlue-1 and Anik F2 spacecraft to serve the United States. The FCC also has granted us the right to use certain future spacecraft to serve the United States, as long as we implement those spacecraft by certain deadlines. The use of these spacecraft in our business is subject to various conditions in the underlying authorizations, as well as the technical and operational requirements of the FCC’s rules and regulations.

Universal Service. Certain of our services may constitute the provision of telecommunications to, from or within the United States, and may require us to contribute a percentage of our revenues from such services to universal service support mechanisms that subsidize the provision of services to low-income consumers, high-cost areas, schools, libraries and rural health care providers. This percentage is set each calendar quarter by the FCC, and currently is 17.9%. Current FCC rules permit us to pass this universal service contribution through to our customers. For example, the FCC has established a new universal service funding mechanism to support the provision of voice and broadband services in certain high-cost areas of the United States, known as the Connect America Fund (the CAF). Among other things, the new CAF mechanism provides support to incumbent wireline carriers on a preferential basis, with those incumbents consequently securing the vast majority of available support, to the exclusion of competitive service providers, including satellite broadband providers. The FCC still is in the process of finalizing rules governing how much more limited support for competitive service providers will be distributed, and it is possible that those new rules would restrict the ability of satellite broadband providers to compete against terrestrial providers for even that more limited support, which would place us at a competitive disadvantage in the provision of broadband services those additional areas receiving CAF support. It is uncertain how and when the CAF will be implemented fully, and how such implementation could impact satellite broadband providers. Depending on the extent to which the CAF, as implemented, gives incumbents a competitive advantage in providing broadband services in supported areas, or terrestrial technologies a competitive advantage over satellite technologies, the CAF could have a material adverse effect on our business, financial condition and results of operations.

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

The FCC’s new “net neutrality” rules, among other things, prohibit ISPs from: (i) blocking access to legal content, applications, services, or non-harmful devices (subject to an exception for “reasonable network management”); (ii) impairing or degrading lawful internet traffic on the basis of content, applications, services, or non-harmful devices (subject to the same exception); (iii) favoring some lawful internet traffic over other lawful traffic in exchange for consideration of any kind whatsoever; and (iv) unreasonably interfering with or unreasonably disadvantaging the ability of end users to access content or the ability of content providers to access end users (again subject to the exception for “reasonable network management”). ISPs also are obligated to make certain disclosures to consumers with respect to their network management policies. A number of parties already have sought judicial review and/or stay of the FCC’s actions, including the leading trade associations for the cable, wireline, and wireless industries. More recently, the FCC has proposed to impose broadband-specific requirements intended to protect customer privacy and reduce the potential for data breaches. It is unclear what impact the new “net neutrality” rules or proposed customer privacy rules if adopted, will have on ViaSat’s business; because many of the rules are vague, much of the law in this area likely will develop in the future, on a case-by-case basis, in response to complaints filed at the FCC.

Satellite Spectrum. The space stations and ground network we use to provide our Exede broadband services operate using Ka-band spectrum that is designated for use on a primary basis for the types of satellite services we provide, as well as additional Ka-band spectrum that is designated primarily for fixed terrestrial wireless and other uses but that we are authorized to use on a secondary or non-interference basis. The FCC has commenced a rulemaking proceeding in which it is considering the use of the portion of the Ka-band designated for fixed terrestrial wireless use, as well as other bands above 24 GHz, for future “5G” wireless mobile broadband services. In this proceeding, the FCC has introduced proposals that may allow certain of our existing earth stations that we use to aggregate traffic and interconnect with the internet backbone to operate unimpeded by future 5G deployment. However, the FCC’s proposals do not currently contemplate that the same protection would be afforded to all such earth stations or to earth stations that will be deployed in the future using this spectrum. If the FCC adopts rules for 5G spectrum that would require satellite operators to protect 5G networks from interference in Ka-band spectrum, we may be unable to utilize this spectrum as planned to expand our satellite network capacity. Similarly, if the FCC does not adopt and enforce suitable limits on 5G operations, 5G transmissions could cause harmful interference into our satellite receivers and prevent our satellites from working as intended. We are actively participating in this proceeding and have put forth proposals that we believe would enable terrestrial wireless and satellite operations to share this spectrum successfully. We cannot predict the outcome of this proceeding. The adoption of rules that would limit protection for satellite operations or constrain or prohibit the types of uses we have planned for this spectrum could have a material adverse effect on our business, financial condition and results of operations.

Foreign Licensing

The spacecraft we use in our business are subject to the regulatory authority of, and conditions imposed by, foreign governments, as well as contractual arrangements with third parties and the rules and procedures of the ITU. Our ViaSat-1 satellite operates under authority granted to ManSat Limited by the governments of the Isle of Man and the United Kingdom (as well as authority from the FCC), and pursuant to contractual arrangements we have with ManSat Limited that extend past the expected useful life of ViaSat-1. ViaSat-2 is expected to operate under the authority of the United Kingdom. We also use Ka-band capacity on the Anik F2 satellite to provide our broadband services under an agreement with Telesat Canada, and we may do so until the end of the useful life of that satellite. Telesat Canada operates that satellite under authority granted to it by the government of Canada.

We also currently use the WildBlue-1 satellite, which we own, and which is co-located with Anik F2 under authority granted to Telesat Canada by the government of Canada, and pursuant to an agreement we have with Telesat Canada that expires upon the end of the useful life of Anik F2. Accordingly, we are reliant upon ManSat Limited and Telesat Canada to maintain their respective governmental rights on which our operating rights are based. The use of these spacecraft in our business is subject to various conditions in the underlying authorizations held by us, ManSat Limited and Telesat Canada, as well as the technical and operational requirements of the rules and regulations of those jurisdictions.

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

Seasonality

In our satellite services segment, historically subscriber activity for our consumer broadband services has been influenced by seasonal effects related to traditional retail selling periods, with new sales activity generally anticipated to be higher in the second half of the calendar year. However, sales activity and churn can be strongly affected by other factors which may either offset or magnify any anticipated seasonal effects, including availability of capacity, promotional and subscriber retention efforts, changes in our resellers, distributors and wholesalers, changes in the competitive landscape, economic conditions, changes in credit check and subscriber approval processes and satellite beam congestion.

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

Employees

As of March 31, 2016, we employed approximately 3,800 individuals worldwide. We consider the relationships with our employees to be positive. Competition for technical personnel in our industry is intense. We believe our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel. To date, we believe we have been successful in recruiting qualified employees, but there is no assurance we will continue to be successful in the future.

Executive Officers

Set forth below is information concerning our executive officers and their ages as of March 31, 2016.

Name	Age	Position
Mark Dankberg	60	Chairman of the Board and Chief Executive Officer
Richard Baldridge	57	President and Chief Operating Officer
Melinda Del Toro	43	Senior Vice President — Human Resources
Bruce Dirks	56	Senior Vice President — Treasury and Corporate Development
Shawn Duffy	46	Senior Vice President and Chief Financial Officer
Kevin Harkenrider	60	Senior Vice President — Commercial Networks
Steven Hart	62	Executive Vice President and Chief Technical Officer
Keven Lippert	43	Executive Vice President — General Counsel and Secretary
Mark Miller	56	Executive Vice President and Chief Technical Officer
Ken Peterman	59	Senior Vice President — Government Systems

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

Richard Baldridge joined ViaSat in April 1999, serving as our Executive Vice President, Chief Financial Officer and Chief Operating Officer from 2000 and as our Executive Vice President and Chief Operating Officer from 2002. Mr. Baldridge assumed his current role as President and Chief Operating Officer in 2003. In addition, Mr. Baldridge serves as a director of Ducommun Incorporated, a provider of engineering and manufacturing services to the aerospace and defense industries, and EvoNexus, a San Diego based non-profit technology incubator. Prior to joining ViaSat, Mr. Baldridge served as Vice President and General Manager of Raytheon Corporation’s Training Systems Division from January 1998 to April 1999. From June 1994 to December 1997, Mr. Baldridge served as Chief Operating Officer and Chief Financial Officer for Hughes Information Systems and Hughes Training Inc., prior to their acquisition by Raytheon in 1997. Mr. Baldridge’s other experience includes various senior financial and general management roles with General Dynamics Corporation. Mr. Baldridge holds a B.S.B.A. degree in Information Systems from New Mexico State University.

Melinda Del Toro joined ViaSat in 2001 as Manager of Learning and Development. In 2003 she began to assume a broader role with the Human Resources organization. In 2008 she was appointed Director of Human Resources and in 2011 was appointed Vice President — Human Resources. She assumed her current position of Senior Vice President — Human Resources in April 2016. Ms. Del Toro started her career teaching at San Diego State University within the School of Communication. Prior to joining ViaSat she held roles in corporate learning and organizational development for Nicholas-Applegate Capital Management, Qualcomm Personal Electronics and Sony Electronics. Ms. Del Toro holds B.A. and M.A. degrees in Communication from San Diego State University.

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

Kevin Harkenrider joined ViaSat in October 2006 as Director — Operations, served as Vice President — Operations from January 2007 until December 2009, served as Vice President of ViaSat and Chief Operating Officer of ViaSat Communications Inc. from December 2009 to April 2011, as Senior Vice President — Infrastructure Operations from April 2011 to May 2012, and as Senior Vice President — Broadband Services from May 2012 to May 2015, when he assumed his current position as Senior Vice President — Commercial Networks. Prior to joining ViaSat, Mr. Harkenrider served as Account Executive at Computer Sciences Corporation from 2002 through October 2006. From 1992 to 2001, Mr. Harkenrider held several positions at BAE Systems, Mission Solutions (formerly GDE Systems, Marconi Integrated Systems and General Dynamics Corporation, Electronics Division), including Vice President and Program Director, Vice President — Operations and Vice President — Material. Prior to 1992, Mr. Harkenrider served in several director and program manager positions at General Dynamics Corporation. Mr. Harkenrider holds a B.S. degree in Civil Engineering from Union College and an M.B.A. degree from the University of Pittsburgh.

Steven Hart is a founder of ViaSat and served as Vice President of Engineering and Chief Technical Officer from March 1993 to June 2014, when he assumed his current position as Executive Vice President and Chief Technical Officer. From 1986 through 1993, Mr. Hart served as Engineering Manager. Prior to joining ViaSat, Mr. Hart was a Staff Engineer and Manager at M/A-COM Linkabit from 1982 to 1986. Mr. Hart holds a B.S. degree in Mathematics from the University of Nevada, Las Vegas and a M.A. degree in Mathematics from the University of California, San Diego.

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

Mark Miller is a founder of ViaSat and served as Vice President and Chief Technical Officer of ViaSat from March 1993 to June 2014, when he assumed his current position as Executive Vice President and Chief Technical Officer. From 1986 through 1993, Mr. Miller served as Engineering Manager. Prior to joining ViaSat, Mr. Miller was a Staff Engineer at M/A-COM Linkabit from 1983 to 1986. Mr. Miller holds a B.S.E.E. degree from the University of California, San Diego and an M.S.E.E. degree from the University of California, Los Angeles.

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

Our Operating Results Are Difficult to Predict

Our operating results have varied significantly from quarter to quarter in the past and may continue to do so in the future. The factors that cause our quarter-to-quarter operating results to be unpredictable include:

•	varying subscriber addition and churn rates for our broadband internet business;

•	the mix of wholesale and retail subscriber additions in our broadband internet business;

•	the level of investments in the construction or acquisition of satellites, and the impact of any construction or launch delays, operational or launch failures or other disruptions to our satellites;

•	a complex and lengthy procurement process for most of our commercial networks and government systems customers and potential customers;

•	changes in the levels of research and development spending, including the effects of associated tax credits;

•	cost overruns on fixed-price development contracts;

•	the difficulty in estimating costs over the life of a contract, which may require adjustment in future periods;

•	the timing, quantity and mix of products and services sold;

•	price discounts given to some customers;

•	market acceptance and the timing of availability of our new products and services;

•	the timing of customer payments for significant contracts;

•	one-time charges to operating income arising from items such as acquisition expenses, impairment of assets and write-offs of assets related to customer non-payments or obsolescence;

•	the failure to receive an expected order or a deferral of an order to a later period; and

•	general economic and political conditions.

Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, financial condition and results of operations that could adversely affect our stock price. In addition, it is likely that in one or more future quarters our results may fall below the expectations of analysts and investors, which would likely cause the trading price of our common stock to decrease.

Satellite Failures or Degradations in Satellite Performance Could Affect Our Business, Financial Condition and Results of Operations

We own two satellites: ViaSat-1 (our first-generation high-capacity Ka-band spot-beam satellite, which was placed into service in January 2012) and WildBlue-1 (which was placed into service in March 2007). In May 2013, we entered into a satellite construction contract for our ViaSat-2 satellite, our second-generation high-capacity Ka-band satellite design, and construction has commenced on two ViaSat-3 class satellites, our third-generation high-capacity Ka-band satellite design, pursuant to a limited authorization to proceed. In addition, we have an exclusive prepaid lifetime capital lease of Ka-band capacity over the contiguous United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005). We utilize capacity primarily on our ViaSat-1 and WildBlue-1 satellites to support our broadband services in the United States. We also lease capacity on multiple satellites related to the provision of our international mobile broadband services to commercial and government customers. We may construct, acquire or use additional satellites in the future.

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

Any single anomaly or series of anomalies, or other operational failure or degradation, on any of the satellites we own and operate or use could have a material adverse effect on our operations and revenues and our relationships with current customers and distributors, as well as our ability to attract new customers for our satellite services. Anomalies may also reduce the expected useful life of a satellite, thereby creating additional expense due to the need to provide replacement or backup capacity and potentially reducing revenues if service is interrupted or degraded on the satellites we utilize. We may not be able to obtain backup capacity or a replacement satellite on reasonable economic terms, a reasonable schedule or at all. In addition, anomalies may also cause a reduction of the revenues generated by the applicable satellite or the recognition of an impairment loss, and in some circumstances could lead to claims from third parties for damages, for example, if a satellite experiencing an anomaly were to cause physical damage to another satellite, create interference to the transmissions on another satellite or cause another satellite operator to incur expenses to avoid such physical damage or interference. Finally, the occurrence of anomalies may adversely affect our ability to insure our satellites at commercially reasonable premiums or terms, if at all. While some anomalies are covered by insurance policies, others are not or may not be covered, or may be subject to large deductibles.

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

Satellites Have a Finite Useful Life, and Their Actual Operational Life May Be Shorter than Their Design Life

Our ability to earn revenues from our satellite services depends on the continued operation of ViaSat-1, WildBlue-1 and any other satellite we may acquire or use in the future, such as our ViaSat-2 and ViaSat-3 class satellites. Each satellite has a limited useful life, referred to as its design life. There can be no assurance as to the actual operational life of a satellite, which may be shorter than its design life. A number of factors affect the useful lives of the satellites, including, among other things, the quality of their design and construction, the durability of their component parts and back-up units, the ability to continue to maintain proper orbit and control over the satellite’s functions, the efficiency of the launch vehicle used, consumption of remaining on-board fuel following orbit insertion, degradation and durability of solar panels, the actual space environment experienced compared to the assumed space environment for which the satellites were designed and tested, and the occurrence of any anomaly or series of anomalies or other in-orbit risks affecting the satellite. In addition, continued improvements in satellite technology may make obsolete our existing satellites or any other satellite we may own or acquire in the future prior to the end of its life.

New or Proposed Satellites Are Subject to Significant Risks Related to Construction and Launch that Could Limit Our Ability to Utilize these Satellites

In May 2013, we entered into a satellite construction contract for our ViaSat-2 satellite, which is currently under construction. In addition, construction has commenced on two ViaSat-3 class satellites, our third-generation high-capacity Ka-band satellite design, pursuant to a limited authorization to proceed. We expect to enter into two separate agreements with The Boeing Company (Boeing) for the construction and purchase of the two ViaSat-3 class satellites and the integration of our payload technologies into the satellites, which contracts will replace and supersede the existing limited authorization to proceed, but there can be no assurance that these construction contracts will be entered into with Boeing on the terms we expect or at all. If we are unable to enter into construction contracts with Boeing with respect to our ViaSat-3 class satellites on the terms we expect or at all, our ViaSat-3 satellite program may be materially delayed and we may incur significant additional costs. We may construct and launch additional satellites in the future. The design and construction of satellites require significant investments of capital and management time. Satellite construction and launch are also subject to significant risks, including construction delays, cost overruns, regulatory conditions or delays, unavailability of launch opportunities, launch failure, damage or destruction during launch and improper orbital placement. Unlike our ViaSat-1 and ViaSat-2 satellites, which were or are being constructed in their entirety by the satellite manufacturer, we are for the first time constructing the payload for our ViaSat-3 class satellites ourselves at our own facilities, and expect Boeing to integrate the completed payload into the satellite bus at their facilities. Moreover, the technologies in our ViaSat-3 satellite design are very complex, and there can be no assurance that the technologies will work as we expect or that we will realize any or all of the anticipated benefits of our ViaSat-3 satellite design. Difficulties or delays in the construction or integration of the payload for our ViaSat-3 class satellites or the implementation of our ViaSat-3 satellite design could adversely affect our business plan for these satellites and result in significant additional cost. We have in the past experienced delays in satellite construction and launch which have adversely affected our operations. Future delays may have the same effect. A significant delay in the delivery of any satellite may also adversely affect our business plan for the satellite. If satellite construction schedules are not met, a launch opportunity may not be available at the time the satellite is ready to be launched. The failure to implement our satellite deployment plan on schedule could have a material adverse effect on our business, financial condition and results of operations.

A Launch Failure or Other Satellite Damage or Destruction During Launch, or the Failure of a New Satellite to Achieve its Designated Orbital Location After Launch Could Result in a Total or Partial Satellite Loss

Satellites are subject to certain risks related to failed launches. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take up to 36 months or longer, and to obtain other launch opportunities. Such significant delays could have a material adverse effect on our business, financial condition and results of operations. The overall historical loss rate in the satellite industry for all launches of commercial satellites in fixed orbits in the last five years is estimated by some industry participants to be approximately 5% but could at any time be higher. Launch vehicles may also under- perform, in which case the satellite may still be able to be placed into service by using its onboard propulsion systems to reach the desired orbital location, but this would cause a reduction in its useful life.

Potential Satellite Losses May Not Be Fully Covered By Insurance, or at All

We currently hold in-orbit insurance for ViaSat-1, WildBlue-1 and Anik F2, and are in the process of placing launch insurance for our ViaSat-2 satellite. We intend to seek launch and in-orbit insurance for any satellite we may construct or acquire in the future. However, we may not be able to obtain insurance, or renew existing insurance, for our satellites on reasonable economic terms or at all. If we are able to obtain or renew our insurance, it may contain customary exclusions and exclusions for past satellite anomalies. A failure to obtain or renew our satellite insurance may also result in a default under our debt instruments. In addition, the occurrence of any anomalies on other satellites, including other Ka-band satellites, or any failures of a satellite using similar components or failures of a similar launch vehicle to any launch vehicle we intend to use for any future satellite (including our ViaSat-2 and ViaSat-3 class satellites), may materially adversely affect our ability to insure the satellites at commercially reasonable premiums or terms, if at all.

The policies covering our insured satellites will not cover the full cost of constructing and launching or replacing a satellite nor fully cover our losses in the event of a satellite failure or significant degradation. Moreover, such policies do not cover, and we do not have protection against, lost profits, business interruptions, fixed operating expenses, loss of business or similar losses. Our insurance contains customary exclusions, material change and other conditions that could limit recovery under those policies. Further, any insurance proceeds may not be received on a timely basis in order to launch a spare satellite or construct and launch a replacement satellite or take other remedial measures. In addition, the policies are subject to limitations involving uninsured losses, large satellite performance deductibles and policy limits.

The Markets in Which We Compete Are Highly Competitive and Our Competitors May Have Greater Resources than Us

The markets in which we compete are highly competitive and competition is increasing. In addition, because the markets in which we operate are constantly evolving and characterized by rapid technological change, it is difficult for us to predict whether, when and by whom new competing technologies, products or services may be introduced into our markets. Currently, we face substantial competition in each of our business segments. In our satellite services segment, we face competition for consumer and enterprise broadband services both from existing competitors and emerging technologies. Our residential and other fixed broadband service offerings compete with broadband service offerings from wireline and wireless telecommunications companies, cable companies, satellite companies and internet service providers. Many of our competitors are larger than us, have substantial capital resources, have greater brand recognition, have access to spectrum or technologies not available to us, or are able to offer bundled service offerings that we are not able to duplicate, all of which may reduce demand for our broadband services. In addition, the broadband services market continues to see industry consolidation and vertical integration, which may enable our competitors to provide competing services to broader customer segments. New entrants, some with significant financial resources, and new emerging technologies (including 5G and advanced fiber) may compete with our broadband service offerings. For example, Google has launched high-speed internet and video services in a limited number of areas and has announced plans to expand in more areas. Our in-flight broadband service offerings compete against air-to-ground mobile services and other satellite-based services, such as the services offered by Global Eagle and Gogo. In our commercial networks segment, we compete with numerous other providers of satellite and terrestrial communications systems, products and equipment, including: ASC Signal, Astrium, Comtech, General Dynamics, Gilat, EchoStar (Hughes Network Systems), iDirect Technologies, L-3 Communications, Newtec, Panasonic, Space Systems/Loral, Thales and Zodiac Data Systems. In addition, some of our customers continuously evaluate whether to develop and manufacture their own products and could elect to compete with us at any time. Within our government systems segment, we generally compete with manufacturers of defense electronics products, systems or subsystems, such as BAE Systems, General Dynamics, Harris, Inmarsat, L-3 Communications, Rockwell Collins and similar companies. We may also occasionally compete directly with the largest defense prime contractors, including Boeing, Lockheed Martin, Northrop Grumman and Raytheon Systems. Many of our competitors in our commercial networks and government systems segments have significant competitive advantages, including strong customer relationships, more experience with regulatory compliance, greater financial and management resources and access to technologies not available to us. Many of our competitors are also substantially larger than we are and may have more extensive engineering, manufacturing and marketing capabilities than we do. As a result, these competitors may be able to adapt more quickly to changing technology or market conditions or may be able to devote greater resources to the development, promotion and sale of their products. Our ability to compete in each of our segments may also be adversely affected by limits on our capital resources and our ability to invest in maintaining and expanding our market share.

Our Broadband Services Business Strategy May Not Succeed in the Long Term

A major element of our broadband services business strategy is to utilize our proprietary high-capacity Ka-band satellites and any additional satellites we may construct or acquire in the future to continue to expand our provision of high-speed broadband services around the globe. We may be unsuccessful in implementing our business plan for our broadband services business, or we may not be able to achieve the revenues that we expect from our broadband services business. Any failure to realize our anticipated benefits of our high-capacity Ka-band satellites, to attract a sufficient number of distributors or customers for our broadband services, to expand our broadband services business internationally or to grow our consumer and enterprise customer base for broadband services as quickly as we anticipate, may have a material adverse effect on our business, financial condition or results of operations.

In connection with the development of any new generation satellite design, and the launch of any new satellite and the commencement of the related service, we expect to incur additional operating costs that negatively impact our financial results. For example, we believe the launch and roll-out of our ViaSat-2 and ViaSat-3 class satellites and related ground infrastructure will impact our financial results in our satellite services segment in future periods, although we expect the relative impact to be less than we experienced in relation to the launch and roll-out of our ViaSat-1 satellite and related ground infrastructure. During the period from late fiscal year 2012 until early fiscal year 2015, we incurred higher operating costs in connection with the launch and roll-out of our ViaSat-1 satellite, related ground infrastructure and Exede broadband services, as well as higher interest expense as we capitalized a lower amount of the interest expense on our outstanding debt. These higher operating costs included costs associated with depreciation, earth station connectivity, subscriber acquisition costs, logistics, customer care and various support systems. These operating costs negatively impacted income from operations during that period. In addition, our IR&D investments in our ViaSat-3 class satellites and related ground infrastructure are expected to continue to negatively impact our financial results in our commercial networks segment. We also expect to continue to invest in subscriber acquisition costs during fiscal year 2017 as we further expand our subscriber base as well as make additional investments relating to our ViaSat-2 and ViaSat-3 class satellites. If our business strategy for our satellite services segment does not succeed, we may be unable to recover our significant investments in our high-capacity Ka-band satellites, which could have a material adverse impact on our business, financial condition or results of operations.

We May Be Unable to Obtain Or Maintain Required Authorizations or Contractual Arrangements

Governmental authorizations are required in connection with the products and services that we provide. In order to maintain these authorizations, including rights to operate at certain orbital slots in certain radio frequencies, compliance with specific conditions of those authorizations, certain laws and regulations, and the payment of annual regulatory fees may be required. Failure to comply with such requirements, or comply in a timely manner, could lead to the loss of such authorizations and could have a material adverse impact on our business, financial condition or results of operations. We currently hold authorizations to, among other things, operate various satellite earth stations (including but not limited to user terminals, facilities that interconnect with the internet backbone, and network hubs) and operate satellite space stations and/or use those space stations to provide service to certain jurisdictions. While we anticipate that these authorizations will be renewed in the ordinary course to the extent that they otherwise would expire, or replaced by authorizations covering more advanced facilities, we can provide no assurance that this will be the case. Our inability to timely obtain or maintain such authorizations could delay or preclude our operation of such satellites or our provision of products and services that rely upon such satellites. Further, changes to the regulations under which we operate could adversely affect our ability to obtain or maintain authorizations. Any of these circumstances could have a material adverse impact on our business, financial condition and results of operations.

The spacecraft we use in our business are subject to the regulatory authority of, and conditions imposed by, foreign governments, as well as contractual arrangements with third parties and the rules and procedures of the ITU governing access to orbital and spectrum rights and the international coordination of satellite networks. Our ViaSat-1 satellite operates under authority granted to ManSat Limited by the governments of the Isle of Man and the United Kingdom (as well as authority from the FCC), and pursuant to contractual arrangements we have with ManSat Limited that extend past the expected useful life of ViaSat-1. ViaSat-2 is expected to operate under the authority of the United Kingdom. We also use Ka-band capacity on the Anik F2 satellite to provide our broadband services under an agreement with Telesat Canada, and we may do so until the end of the useful life of that satellite. Telesat Canada operates that satellite under authority granted to it by the government of Canada. We also currently use the WildBlue-1 satellite, which we own, and which is co-located with Anik F2 under authority granted to Telesat Canada by the government of Canada, and pursuant to an agreement we have with Telesat Canada that expires upon the end of the useful life of Anik F2. Accordingly, we are reliant upon ManSat Limited and Telesat Canada to maintain their respective governmental rights on which our operating rights are based. The use of these spacecraft in our business is subject to various conditions in the underlying authorizations held by us, ManSat Limited and Telesat Canada, as well as the technical and operational requirements of the rules and regulations of those jurisdictions. Any failure to meet these types of requirements, maintain our contractual arrangements, obtain or maintain our authorizations, or manage potential conflicts with the orbital slot rights afforded to third parties, could lead to us losing our rights to operate from these orbital locations or may otherwise require us to modify or limit our operations from these locations, which could materially adversely affect our ability to operate a satellite at full capacity or at all, and could have a material adverse impact on our business, financial condition and results of operations.

Acquisitions, Joint Ventures and Other Strategic Alliances May Have an Adverse Effect on Our Business

In order to position ourselves to take advantage of growth opportunities, from time to time we make strategic acquisitions and enter into joint ventures and other strategic alliances that involve significant risks and uncertainties. For example, in February 2016, we entered into the Framework Agreement with Eutelsat, pursuant to which we have agreed to enter into a strategic partnering arrangement with Eutelsat to own and operate satellite broadband infrastructure and equipment and provide broadband services and products in the European region. Risks and uncertainties relating to acquisitions, joint ventures and other strategic alliances include:

•	the difficulty in integrating and managing newly acquired businesses or any businesses of a joint venture or strategic alliance in an efficient and effective manner;

•	the challenges in achieving strategic objectives, cost savings and other benefits expected from such transactions;

•	the risk of diverting our resources and the attention of our senior management from the operations of our business;

•	additional demands on management related to the increase in the size and scope of our company following an acquisition or to the complexities of a joint venture or strategic alliance;

•

the risk that our markets do not evolve as anticipated and the technologies acquired or the joint venture or strategic alliance entered into do not prove to be those needed to be successful in those markets;

•	difficulties in combining or managing different corporate cultures;

•	difficulties in the assimilation and retention of key employees and in maintaining relationships with present and potential customers, distributors and suppliers of an acquired business;

•	the lack of unilateral control over a joint venture or strategic alliance and the risk that joint venture or strategic partners have business goals and interests that are not aligned with ours;

•	the failure of a joint venture or strategic partner to satisfy its obligations or the bankruptcy or malfeasance of such person or entity;

•	costs and expenses associated with any undisclosed or potential liabilities of an acquired business or with respect to any joint venture or strategic alliance;

•

delays, difficulties or unexpected costs in the integration, assimilation, implementation or modification of platforms, systems, functions, technologies and infrastructure to support the combined business, joint venture or strategic alliance, as well as maintaining uniform standards, controls (including internal accounting controls), procedures and policies;

•	the risk that we do not realize a satisfactory return on our investments;

•	the risk that funding requirements may be significantly greater than anticipated;

•	the risks of entering markets in which we have less experience; and

•	the risks of potential disputes concerning indemnities and other obligations that could result in substantial costs.

In connection with the Eutelsat strategic partnering arrangement and any future acquisitions, joint ventures or strategic alliances, we may incur debt, issue equity securities, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could cause our earnings per share to decline. Mergers, acquisitions, joint ventures and strategic alliances are inherently risky and subject to many factors outside of our control, and we cannot be certain that our previous or future acquisitions, joint ventures and strategic alliances will be successful and will not materially adversely affect our business, operating results or financial condition. We do not know whether we will be able to successfully integrate the businesses, products, technologies or personnel that we might acquire in the future or that any strategic investments we make will meet our financial or other investment objectives. Any failure to do so could seriously harm our business, financial condition and results of operations.

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

Changes in the Regulatory Environment Could Have a Material Adverse Impact on Our Competitive Position, Growth and Financial Performance

Our business is highly regulated. We are subject to the regulatory authority of the jurisdictions in which we operate, including the United States and other jurisdictions around the world. Those authorities regulate, among other things, the launch and operation of satellites, the use of radio spectrum, the licensing of earth stations and other radio transmitters, the provision of communications services, and the design, manufacture and marketing of communications systems and networking infrastructure. We cannot predict when or whether applicable laws or regulations may come into effect or change, or what the cost and time necessary to comply with such new or updated laws or regulations may be. Failure to comply with applicable laws or regulations could result in the imposition of financial penalties against us, the adverse modification or cancellation of required authorizations, or other material adverse actions.

Laws and regulations affecting our business are subject to change in response to industry developments, new technology, and political considerations. Legislators and regulatory authorities in various countries are considering, and may in the future adopt, new laws, policies and regulations, as well as changes to existing regulations, regarding a variety of matters that could, directly or indirectly, affect our operations or the operations of our distribution partners, increase the cost of providing our products and services and make our products and services less competitive in our core markets. For example, the FCC has established a new universal service funding mechanism to support the provision of voice and broadband services in certain high-cost areas of the United States, known as the CAF. For further information, see “Regulatory Environment — Radio-frequency and Communications Regulation — US Regulation — Universal Service” in Item 1 of this report. Depending on the extent to which the CAF, as implemented, gives incumbents a competitive advantage in providing broadband services in supported areas, or terrestrial technologies a competitive advantage over satellite technologies, the CAF could have a material adverse effect on our business, financial condition and results of operations.

The space stations and ground network we use to provide our Exede broadband services operate using Ka-band spectrum that is designated for use on a primary basis for the types of satellite services we provide, as well as additional Ka-band spectrum that is designated primarily for fixed terrestrial wireless and other uses but that we are authorized to use on a secondary or non-interference basis. The FCC has commenced a rulemaking proceeding in which it is considering allowing this spectrum we use on a secondary basis to be used for future “5G” wireless mobile broadband services. For further information, see “Regulatory Environment — Radio-frequency and Communications Regulation — US Regulation — Satellite Spectrum” in Item 1 of this report. If the FCC adopts rules for 5G spectrum that would require satellite operators to protect 5G networks from interference in Ka-band spectrum, we may be unable to utilize this spectrum as planned to expand our satellite network capacity. Similarly, if the FCC does not adopt and enforce suitable limits on 5G operations, 5G transmissions could cause harmful interference into our satellite receivers and prevent our satellites from working as intended. The adoption of rules that would limit protection for satellite operations or constrain or prohibit the types of uses we have planned for this spectrum could have a material adverse effect on our business, financial condition and results of operations.

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

Our Reliance on U.S. Government Contracts Exposes Us to Significant Risks

Our government systems segment revenues were approximately 43%, 39% and 42% of our total revenues in fiscal years 2016, 2015 and 2014, respectively, and were derived primarily from U.S. government applications.

Therefore, any significant disruption or deterioration of our relationship with the U.S. government would significantly reduce our revenues. U.S. government business exposes us to various risks, including:

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

We must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. government contracts. Government contract laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business, including the establishment of compliance procedures. A violation of specific laws and regulations could result in the imposition of fines and penalties, the termination of our contracts or debarment from bidding on contracts. For example, in March 2016, our majority-owned subsidiary TrellisWare was informed by the Civil Division of the U.S. Attorney’s Office for the Southern District of California that it is investigating TrellisWare’s eligibility for certain prior government contracts and whether TrellisWare’s conduct in connection therewith violated the False Claims Act. At this time, we cannot determine whether the government will initiate a case and, if so, whether TrellisWare would be liable for any damages or penalties, or in what amount. Although the outcome of any investigation is difficult to predict, an unfavorable resolution could negatively affect us.

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

Our incurred cost audits by the DCAA have not been concluded for fiscal year 2016 and subsequent fiscal years. As of March 31, 2016, the DCAA had completed its incurred cost audit for fiscal year 2004 and approved our incurred cost claims for fiscal years 2005 through 2015 without further audit. Although we have recorded contract revenues subsequent to fiscal year 2015 based upon an estimate of costs that we believe will be approved upon final audit or review, we do not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed our estimates, our profitability would be adversely affected. For example, in the fourth quarter of fiscal year 2011, based on communications with the DCMA, changes in the regulatory environment for federal government contractors, the status of current government audits and other events, we recorded an additional $5.0 million in contract-related reserves for our estimate of potential refunds to customers for possible cost adjustments on several multi-year U.S. government cost reimbursable contracts. There can be no assurance that audits or reviews of our incurred costs and cost accounting systems for other fiscal years will not be subject to further audit, review or scrutiny by the DCAA or other government agencies.

Our Success Depends on the Investment in and Development of New Broadband Technologies and Advanced Communications and Secure Networking Systems, Products and Services, as well as their Market Acceptance

Broadband, advanced communications and secure networking markets are subject to rapid technological change, frequent new and enhanced product and service introductions, product obsolescence and changes in user requirements. Our ability to compete successfully in these markets depends on our success in applying our expertise and technology to existing and emerging broadband, advanced communications and secure networking markets, as well as our ability to successfully develop, introduce and sell new products and services on a timely and cost-effective basis that respond to ever-changing customer requirements, which depends on several factors, including:

•	our ability to continue to develop leading satellite technologies, including the design of market-leading high-capacity Ka-band satellites;

•

our ability to enhance our product and service offerings by continuing to increase satellite capacity, bandwidth cost-efficiencies and service quality and adding innovative features that differentiate our offerings from those of our competitors;

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

We cannot assure you that our new technology, product or service offerings will be successful or that any of the new technologies, products or services we offer will achieve sufficient market acceptance. The period of time from conception through satellite launch for a new satellite design may be three or four years or longer, thereby delaying our ability to realize the benefits of our investments in new satellite designs and technologies. We may experience difficulties that could delay or prevent us from successfully selecting, developing, manufacturing or marketing new technologies, products or services, and these efforts could divert our attention and resources from other projects. We cannot be sure that such efforts and expenditures will ultimately lead to the timely development of new offerings and technologies. Any delays could result in increased costs of development or divert resources from other projects. In addition, defects may be found in our products after we begin deliveries that could result in degradation of service quality, and the delay or loss of market acceptance. If we are unable to design, manufacture, integrate and market profitable new products and services for existing or emerging markets, it could materially harm our business, financial condition and results of operations, and impair the value of our common stock.

In addition, we believe that significant investments in next-generation broadband satellites and associated infrastructure will continue to be required as demand for broadband services and satellite systems with higher capacity and higher speed continues to grow. We are constantly evaluating the opportunities and investments related to the development of these next-generation broadband systems. The development of these capital-intensive next-generation systems may require us to undertake debt financing and/or the issuance of additional equity, which could expose us to increased risks and impair the value of our common stock. In addition, if we are unable to effectively or profitably design, manufacture, integrate and market such next-generation technologies, it could materially harm our business, financial condition and results of operations, and impair the value of our common stock.

Because Our Products Are Complex and Are Deployed in Complex Environments, Our Products May Have Defects that We Discover Only After Full Deployment, which Could Seriously Harm Our Business

We produce highly complex products that incorporate leading-edge technology, including both hardware and software. Software typically contains defects or programming flaws that can unexpectedly interfere with expected operations. In addition, our products are complex and are designed to be deployed across complex networks, which in some cases may include over a million users. Because of the nature of these products, there is no assurance that our pre-shipment testing programs will be adequate to detect all defects. As a result, our customers may discover errors or defects in our hardware or software, or our products may not operate as expected after they have been fully deployed. If we are unable to cure a product defect, we could experience damage to our reputation, reduced customer satisfaction, loss of existing customers and failure to attract new customers, failure to achieve market acceptance, cancellation of orders, loss of revenues, reduction in backlog and market share, increased service and warranty costs, diversion of development resources, legal actions by our customers, product returns or recalls, issuance of credit to customers and increased insurance costs. Further, due to the high volume nature of our consumer broadband business, defects of products in this business could significantly increase these risks. Defects, integration issues or other performance problems in our products could also result in financial or other damages to our customers. Our customers could seek damages for related losses from us, which could seriously harm our business, financial condition and results of operations. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly. The occurrence of any of these problems would seriously harm our business, financial condition and results of operations.

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

A Significant Portion of Our Revenues Is Derived from a Few of Our Contracts

A small number of our contracts account for a significant percentage of our revenues. Our five largest contracts generated approximately 19%, 21% and 26% of our total revenues in fiscal years 2016, 2015 and 2014, respectively. Our largest revenue-producing contracts are related to our government satellite communication systems and services and tactical data links products. The failure of these customers or any of our key distributors to place additional orders or to maintain their contracts with us for any reason, including any downturn in their business or financial condition or our inability to renew our contracts with these customers or obtain new contracts when they expire, could materially harm our business and impair the value of our common stock.

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

Our Development Contracts May Be Difficult for Us to Comply with and May Expose Us to Third-Party Claims for Damages

We are often party to government and commercial contracts involving the development of new products. We derived approximately 20%, 23% and 31% of our total revenues in fiscal years 2016, 2015 and 2014, respectively, from these development contracts. These contracts typically contain strict performance obligations and project milestones. We cannot assure you we will comply with these performance obligations or meet these project milestones in the future. If we are unable to comply with these performance obligations or meet these milestones, our customers may terminate these contracts and, under some circumstances, recover damages or other penalties from us. We are not currently, nor have we always been, in compliance with all outstanding performance obligations and project milestones in our contracts. We cannot assure you that the other parties to any such contract will not terminate the contract or seek damages from us. If other parties elect to terminate their contracts or seek damages from us, it could materially harm our business and impair the value of our common stock.

We May Experience Losses from Our Fixed-Price Contracts

Of our total government systems and commercial networks segments revenues, approximately 90%, 90% and 92% were derived from contracts with fixed prices in fiscal years 2016, 2015 and 2014, respectively. These contracts carry the risk of potential cost overruns because we assume all of the cost burden. We assume greater financial risk on fixed-price contracts than on other types of contracts because if we do not anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract, it may significantly reduce our net profit or cause a loss on the contract. In the past, we have experienced significant cost overruns and losses on fixed-price contracts. For example, in June 2010, we performed extensive integration testing of numerous system components that had been separately developed as part of a government satellite communication program. As a result of this testing and subsequent internal reviews and analyses, we determined that significant additional rework was required in order to complete the program requirements and specifications and to prepare for a scheduled customer test. This additional rework and engineering effort resulted in a substantial increase in estimated labor and material costs to complete the program. Accordingly, during the first quarter of fiscal year 2011, we recorded an additional forward loss of $8.5 million related to this estimate of program costs. Because many of these contracts involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, problems with our suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. Furthermore, if we do not meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. We believe a high percentage of our contracts in our government systems and commercial networks segments will be at fixed prices in the future. Although we attempt to accurately estimate costs for fixed-price contracts, we cannot assure you our estimates will be adequate or that substantial losses on fixed-price contracts will not occur in the future. If we are unable to address any of the risks described above, it could materially harm our business, financial condition and results of operations, and impair the value of our common stock.

Our Reliance on a Limited Number of Third Parties to Manufacture and Supply Our Products and the Components Contained therein Exposes Us to Various Risks

We expect our internal manufacturing capacity to be limited to supporting new product development activities, building customized products that need to be manufactured in strict accordance with a customer’s specifications or delivery schedules, and building proprietary, highly sensitive ViaSat-designed products and components for use in our proprietary technology platform. Therefore, our internal manufacturing capacity has been, and is expected to continue to be, very limited and we intend to continue to rely on contract manufacturers to produce the majority of our products. In addition, some components, subassemblies and services necessary for the manufacture of our products are obtained from a sole source supplier or a limited group of suppliers.

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

Our Level of Indebtedness May Adversely Affect Our Ability to Operate Our Business, Remain in Compliance with Debt Covenants, React to Changes in Our Business or the Industry in which We Operate, or Prevent Us from Making Payments on Our Indebtedness

We have a significant amount of indebtedness. As of March 31, 2016, the aggregate principal amount of our total outstanding indebtedness was $973.7 million, which comprised $575.0 million in principal amount of 6.875% Senior Notes due 2020 (2020 Notes), $180.0 million in principal amount of outstanding borrowings under our revolving credit facility (the Revolving Credit Facility), $197.2 million in principal amount of outstanding borrowings under our direct loan facility with the Export-Import Bank of the United States for ViaSat-2 (the Ex-Im Credit Facility and, together with the Revolving Credit Facility, the Credit Facilities), and $0.6 million of other obligations. In addition, as of March 31, 2016 we had accrued $21.0 million in completion exposure fees expected to be financed under the Ex-Im Credit Facility.

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

We May Incur Additional Indebtedness, which Could Further Increase the Risks Associated with Our Leverage

We may incur significant additional indebtedness in the future, which may include financing relating to future satellites, potential acquisitions, joint ventures and strategic alliances, working capital, capital expenditures or general corporate purposes. For example, we may incur additional indebtedness to fund our investments in our ViaSat-3 class satellites and may finance all or a portion of the €132.5 million purchase price for the 49% interest in the Eutelsat subsidiary in our proposed strategic partnering arrangement with Eutelsat using borrowings under the Revolving Credit Facility. As of March 31, 2016, we had undrawn availability of $277.2 million under our Revolving Credit Facility and an undrawn commitment for ViaSat-2 related costs and the completion exposure fee of $168.5 million under our Ex-Im Credit Facility (excluding $21.0 million of accrued completion exposure fees), of which $151.9 million was available to finance ViaSat-2 related costs once incurred. On May 24, 2016, we amended our Revolving Credit Facility to, among other matters, increase the size of the revolving line of credit under the Revolving Credit Facility from $500.0 million to $800.0 million. In addition, our Credit Facilities and the indenture governing the 2020 Notes permit us, subject to specified limitations, to incur additional indebtedness. In February 2016, we filed a universal shelf registration statement with the SEC for the future sale of an unlimited amount of debt securities, common stock, preferred stock, depositary shares, warrants and rights. The securities may be offered from time to time, separately or together, directly by us, by selling security holders, or through underwriters, dealers and agents at amounts, prices, interest rates and other terms to be determined at the time of the offering. If our level of indebtedness increases significantly, the related risks that we now face would intensify.

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

The Global Business Environment and Economic Conditions Could Negatively Affect Our Business, Financial Condition and Results of Operations

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

Because We Conduct Business Internationally, We Face Additional Risks Related to Global Political and Economic Conditions, Changes in Regulation and Currency Fluctuations

Approximately 15%, 17% and 23% of our total revenues in fiscal years 2016, 2015 and 2014, respectively, were derived from international sales. Many of our international sales may be denominated in foreign currencies. Because we do not currently engage in, nor do we anticipate engaging in, material foreign currency hedging transactions related to international sales, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies. This decrease in value could also make our products less price-competitive.

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

Our Ability to Protect Our Proprietary Technology Is Limited

Our success depends significantly on our ability to protect our proprietary rights to the technologies we use in our products and services. We generally rely on a combination of patents, copyrights, trademarks and trade secret laws and contractual rights to protect our proprietary rights in our technology and products. We also enter into confidentiality agreements with our employees, consultants and corporate partners, and control access to and distribution of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. If we are unable to protect our proprietary rights adequately, our competitors could use the intellectual property we have developed to enhance their own products and services, which could materially harm our business and impair the value of our common stock. Monitoring and preventing unauthorized use of our technology is difficult. From time to time, we undertake actions to prevent unauthorized use of our technology, including sending cease and desist letters. In addition, we may be required to commence litigation to protect our intellectual property rights or to determine the validity and scope of the proprietary rights of others. For example, in February 2012 we successfully sued SS/L and its former parent company Loral Space & Communications, Inc. (Loral) for patent infringement and breach of contract relating to the manufacture of ViaSat-1 (see Note 12 to the consolidated financial statements). If we are unsuccessful in any such litigation in the future, our rights to enforce such intellectual property may be impaired or we could lose some or all of our rights to such intellectual property. We do not know whether the steps we have taken will prevent unauthorized use of our technology, including in foreign countries where the laws may not protect our proprietary rights as extensively as in the United States. If we are unable to protect our proprietary rights, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time and effort required to create the innovative products. Also, we have delivered certain technical data and information to the U.S. government under procurement contracts, and the U.S. government may have unlimited rights to use that technical data and information. There can be no assurance that the U.S. government will not authorize others to use that data and information to compete with us.

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

Future Sales of Our Common Stock Could Lower Our Stock Price and Dilute Existing Stockholders

In February 2016, we filed a universal shelf registration statement with the SEC for the future sale of an unlimited amount of common stock, preferred stock, debt securities, depositary shares, warrants and rights. The securities may be offered from time to time, separately or together, directly by us, by selling security holders, or through underwriters, dealers or agents at amounts, prices, interest rates and other terms to be determined at the time of the offering.

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

We Expect Our Stock Price to Be Volatile, and You May Lose All or Some of Your Investment

The market price of our common stock has been volatile in the past. For example, since April 1, 2012 the market price of our common stock has ranged from $33.09 to $79.15, and since April 1, 2015, the market price of our common stock has ranged from $56.02 to $79.15. Trading prices may continue to fluctuate in response to a number of events and factors, including the following:

•	quarterly variations in operating results and announcements of innovations;

•	announcements relating to the acquisition, construction and launch of satellites;

•	new products, services and strategic developments by us or our competitors;

•	developments in our relationships with our customers, distributors, suppliers and joint venture partners;

•	regulatory developments;

•	changes in our revenues, expense levels or profitability;

•	changes in financial estimates and recommendations by securities analysts;

•	failure to meet the expectations of securities analysts;

•	changes in the satellite and wireless communications and secure networking industries; and

•	changes in the economy.

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

Moreover, our ability to utilize our net operating loss and tax credit carryforwards to offset future taxable income and reduce future cash tax liabilities would be negatively impacted if we were to experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code (the Code). In general terms, an “ownership change” can occur whenever one or more “5% stockholders” collectively change the ownership of a company by more than 50 percentage points within a three-year period. The determination of whether an ownership change has occurred for purposes of Section 382 of the Code is complex and requires significant judgment. Moreover, the number of shares of our common stock outstanding at any particular time for purposes of Section 382 of the Code may differ from the number of shares that we report as outstanding in our filings with the SEC. In the event that an ownership change occurs, our ability to utilize our net operating loss and tax credit carryforwards would be negatively impacted, which could have a material adverse effect on our business, financial condition and results of operations.

Our Executive Officers and Directors Own a Large Percentage of Our Common Stock and Exert Significant Influence over Matters Requiring Stockholder Approval

As of March 31, 2016, our executive officers and directors and their affiliates beneficially owned an aggregate of approximately 10% of our common stock. Accordingly, these stockholders may be able to substantially influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Circumstances may arise in which the interests of these stockholders could conflict with the interests of our other stockholders. These stockholders could delay or prevent a change in control of ViaSat even if such a transaction would be beneficial to our other stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our worldwide headquarters are located at our Carlsbad, California campus, consisting of approximately 695,000 square feet under various leases. In addition to our Carlsbad campus, we have facilities under various leases consisting of approximately: (1) 4,000 square feet in San Diego, California, (2) 125,000 square feet in Englewood, Colorado, (3) 188,000 square feet in Duluth, Georgia, (4) 71,000 square feet in Germantown, Maryland, (5) 116,000 square feet in Tempe, Arizona, (6) 34,000 square feet in Cleveland, Ohio and (7) 6,000 square feet in San Jose, CA. We also maintain offices or a sales presence in Washington, D.C., Boston (Massachusetts), Linthicum Heights and Aberdeen (Maryland), Tampa (Florida), Bryan and College Station (Texas), Southern Pines (North Carolina), Australia, China, India, Israel, Italy, Switzerland and the United Kingdom, and operate twenty-three earth station locations to support our satellite broadband services business across the United States and Canada. Although we believe that our existing facilities are suitable and adequate for our present purposes, we anticipate operating additional regional sales offices in fiscal year 2017 and beyond. Each of our segments uses each of these facilities.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in a variety of claims, suits, investigations and proceedings arising in the ordinary course of business, including government investigations and claims, and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters. Such matters could result in fines; penalties, compensatory, treble or other damages; or non-monetary relief. A violation of government contract laws and regulations could also result in the termination of our government contracts or debarment from bidding on future government contracts. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of our current pending matters will not have a material adverse effect on our business, financial condition, results of operations or liquidity. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our business, financial condition, results of operations or liquidity in a particular period. For further information on the risks we face from existing and future claims, suits, investigations and proceedings, see “Risk Factors” in Part I, Item 1A of this report.

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

	High	Low
Fiscal Year 2015
First Quarter	$68.50	$53.03
Second Quarter	61.07	51.50
Third Quarter	68.84	52.26
Fourth Quarter	66.58	55.11
Fiscal Year 2016
First Quarter	$64.74	$59.50
Second Quarter	65.22	56.07
Third Quarter	71.41	58.18
Fourth Quarter	76.58	56.02

As of May 13, 2016, there were approximately 664 holders of record of our common stock. A substantially greater number of holders of ViaSat common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table provides our selected financial information for each of the fiscal years in the five-year period ended March 31, 2016. The data as of and for each of the fiscal years in the five-year period ended March 31, 2016 have been derived from our audited consolidated financial statements, except as otherwise noted. You should consider the financial statement data provided below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes which are included elsewhere in this Annual Report.

	Fiscal Years Ended
	March 31, 2016	April 3, 2015	April 4, 2014	March 29, 2013	March 30, 2012
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Product revenues	$664,821	$728,074	$785,738	$664,417	$542,064
Service revenues	752,610	654,461	565,724	455,273	321,563

Total revenues	1,417,431	1,382,535	1,351,462	1,119,690	863,627
Operating expenses:
Cost of product revenues	489,246	519,483	571,855	484,973	402,794
Cost of service revenues	495,099	444,431	419,425	363,188	233,187
Selling, general and administrative	298,345	270,841	281,533	240,859	181,728
Independent research and development	77,184	46,670	60,736	35,448	24,992
Amortization of acquired intangible assets	16,438	17,966	14,614	15,584	18,732

Income (loss) from operations	41,119	83,144	3,299	(20,362)	2,194
Interest expense, net	(23,522)	(29,426)	(37,903)	(43,820)	(8,247)
Loss on extinguishment of debt	—	—	—	(26,501)	—

Income (loss) before income taxes	17,597	53,718	(34,604)	(90,683)	(6,053)
(Benefit from) provision for income taxes	(4,173)	13,827	(25,947)	(50,054)	(13,651)

Net income (loss)	21,770	39,891	(8,657)	(40,629)	7,598
Less: Net income (loss) attributable to noncontrolling interest, net of tax	29	(472)	789	543	102

Net income (loss) attributable to ViaSat, Inc.	$21,741	$40,363	$(9,446)	$(41,172)	$7,496

Basic net income (loss) per share attributable to ViaSat, Inc. common stockholders	$0.45	$0.86	$(0.21)	$(0.94)	$0.18
Diluted net income (loss) per share attributable to ViaSat, Inc. common stockholders	$0.44	$0.84	$(0.21)	$(0.94)	$0.17
Shares used in computing basic net income (loss) per share	48,464	47,139	45,744	43,931	42,325
Shares used in computing diluted net income (loss) per share	49,445	48,285	45,744	43,931	44,226
Consolidated Balance Sheets Data:
Cash and cash equivalents	$42,088	$52,263	$58,347	$105,738	$172,583
Working capital (1)	243,345	223,414	219,083	272,660	306,794
Total assets (1)	2,405,846	2,158,378	1,960,115	1,794,072	1,727,153
Senior notes, net	581,374	582,657	583,861	584,993	547,791
Other long-term debt	372,688	223,736	105,900	1,456	774
Other liabilities	37,371	39,995	48,893	52,640	50,353
Total ViaSat, Inc. stockholders’ equity	1,129,103	1,038,582	941,012	903,001	887,975

(1)	In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as non-current on the balance sheet. We early adopted this standard retrospectively and reclassified all of our current deferred tax assets to non-current deferred tax assets on our consolidated balance sheets for all periods presented.

Our fiscal year 2013 information presented reflects the repurchase and redemption of our former 8.875% Senior Notes due 2016 and the associated $26.5 million loss on extinguishment of debt. Our fiscal year 2015 information presented reflects the amounts realized under our settlement agreement with SS/L and Loral (the Settlement Agreement) of $53.7 million, of which $33.0 million was recognized as product revenues in our satellite services segment, $18.7 million was recognized as a reduction to selling, general and administrative (SG&A) expenses in our satellite services segment, and $2.0 million was recognized as interest income in the consolidated financial statements. Our fiscal year 2016 reflects the amounts realized under our settlement agreement with the Settlement Agreement of $27.5 million, of which $25.3 million was recognized as product revenues in our satellite services segment, and $2.2 million was recognized as interest income in the consolidated financial statements. Refer to Note 12 to the consolidated financial statements for discussion of the amounts realized under the Settlement Agreement.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

We are an innovator in broadband technologies and services. Our end-to-end platform of high-capacity Ka-band satellites, ground infrastructure and user terminals enables us to provide cost-effective, high-speed, high-quality broadband solutions to enterprises, consumers and government users around the globe, whether on the ground, on the move or in flight. In addition, we develop and provide advanced wireless communications systems, secure networking systems and cybersecurity and information assurance products and services. Our product, system and service offerings are often linked through common underlying technologies, customer applications and market relationships. We believe that our portfolio of products and services, combined with our ability to effectively cross-deploy technologies between government and commercial segments and across different geographic markets, provides us with a strong foundation to sustain and enhance our leadership in advanced communications and networking technologies. ViaSat operates in three segments: satellite services, commercial networks and government systems.

Satellite Services

Our satellite services segment provides satellite-based high-speed broadband services to consumers, enterprises, commercial airlines and mobile broadband customers primarily in the United States. Our Exede broadband services offer high-speed, high-quality broadband internet access across the contiguous United States. We also offer similar services for a growing number of commercial and business aircraft both in the United States and abroad. Our satellite services business also provides a platform for the provision of network management services to domestic and international satellite service providers. Our satellite services business uses our proprietary technology platform to provide broadband services with multiple applications. Our proprietary Ka-band satellites are at the core of our technology platform. In May 2013, we entered into a satellite construction contract for our ViaSat-2 satellite, our second-generation high-capacity Ka-band satellite design. In addition, construction has commenced on two ViaSat-3 class satellites, our third-generation high-capacity Ka-band satellite design, pursuant to a limited authorization to proceed.

The primary services offered by our satellite services segment are comprised of:

•	Fixed broadband services under the Exede and WildBlue brands offered to consumers and businesses primarily in the United States, which provide users with high-speed broadband internet access and

VoIP services. As of March 31, 2016, we provided broadband internet services to approximately 697,000 consumer and small business subscribers.

•	In-flight broadband services including our flagship Exede in the Air service. As of March 31, 2016, 476 commercial aircraft were in service utilizing our Exede in-flight broadband services.

•

Mobile broadband services under the Yonder brand, which provide global network management and high-speed internet connectivity services for customers using airborne, maritime and ground-mobile satellite systems.

•	Enterprise broadband services, which include business connectivity, live on-line event streaming, oil and natural gas data gathering services and high-definition satellite news gathering.

In February 2016, we entered into the Framework Agreement with Eutelsat, pursuant to which we have agreed to enter into a strategic partnering arrangement with Eutelsat to own and operate satellite broadband infrastructure and equipment and provide satellite-based broadband internet services in the European region. The arrangement will consist of two entities coordinating efforts to expand the European broadband market: an entity to be owned 51% by Eutelsat and 49% by ViaSat following the closing will own and operate Eutelsat’s KA-SAT satellite and related assets and offer wholesale satellite capacity services in the European region; and an entity to be owned 51% by ViaSat and 49% by Eutelsat following the closing will purchase wholesale satellite capacity services and offer retail satellite-based broadband internet services in the European region. At the closing under the Framework Agreement, Eutelsat will contribute and transfer assets relating to Eutelsat’s existing wholesale satellite broadband business (including its KA-SAT satellite) to a newly formed subsidiary of Eutelsat in exchange for the issuance of new shares in such subsidiary, and following such contribution and issuance, we will purchase 49% of the issued shares of Eutelsat’s subsidiary from Eutelsat for €132.5 million and, similarly, Eutelsat will purchase 49% of the issued shares of a second newly formed subsidiary of ViaSat for an immaterial amount. Also at the closing, we and Eutelsat will enter into shareholders’ agreements and other ancillary agreements with respect to the ownership, management and operation of the two entities. The closing of the transactions under the Framework Agreement is subject to customary conditions, including the receipt of required regulatory approvals and third-party consents. We currently anticipate that the closing will occur in the second quarter of fiscal year 2017.

In September 2014, we entered into the Settlement Agreement with SS/L and Loral, pursuant to which SS/L and Loral are required to pay us a total of $108.7 million, inclusive of interest, over a two and a half year period from the date of settlement. In exchange, we dismissed both lawsuits against SS/L and Loral. The parties further agreed not to sue each other with respect to the patents and intellectual property that were the subject of the lawsuits and, for a period of two years, not to sue each other or each other’s customers for any intellectual property claims. We record payments under the Settlement Agreement as product revenues and as a reduction of SG&A expenses in our satellite services segment, and as interest income. For further information, see Note 12 to the consolidated financial statements.

Commercial Networks

Our commercial networks segment develops and produces a variety of advanced end-to-end satellite and wireless communication systems, ground networking equipment and space-to-earth connectivity systems. We design and build customized fixed and mobile satellite communication systems capable of serving a variety of markets and applications. In addition, we offer an array of ground networking equipment and products, including CPE, satellite modems, antenna technologies, earth stations and satellite networking hubs. Our communication systems, networking equipment and products are generally developed through a combination of customer and discretionary internal research and development funding, are utilized to provide services through our satellite services segment and are also sold to commercial networks customers.

Our communication systems, ground networking equipment and products include:

•	Fixed satellite networks, including next-generation satellite network infrastructure and ground terminals to access Ka-band broadband services on high-capacity satellites.

•	Mobile broadband satellite communication systems, designed for use in aircraft, high-speed trains and seagoing vessels.

•	Antenna systems specializing in earth imaging, remote sensing, mobile satellite communication, Ka-band earth stations and other multi-band antennas.

•	Satellite networking development programs, including specialized design and technology services covering all aspects of satellite communication system architecture and technology.

Government Systems

Our government systems segment develops and produces network-centric IP-based fixed and mobile secure government communications systems, products, services and solutions, which are designed to enable the collection and dissemination of secure real-time digital information between command centers, communications nodes and air defense systems. Customers of our government systems segment include the DoD, allied foreign governments, domestic and allied armed forces, public safety first-responders and remote government employees.

The primary products and services of our government systems segment include:

•	Government mobile broadband products and services, which provide military and government users with high-speed, real-time, broadband and multimedia connectivity in key regions of the world.

•

Government satellite communication systems, which comprise an array of portable, mobile and fixed broadband modems, terminals, network access control systems and antenna systems using a range of satellite frequency bands for line-of-sight and beyond-line-of-sight ISR and C2 missions, satellite networking services, network management systems for Wi-Fi and other internet access networks and global mobile broadband capability, and include products designed for manpacks, aircraft, UAVs, seagoing vessels, ground-mobile vehicles and fixed applications.

•

Cybersecurity and information assurance products, which provide advanced, high-speed IP-based “Type 1” and HAIPE-compliant encryption solutions that enable military and government users to communicate information securely over networks, and that secure data stored on computers and storage devices.

•

Tactical data links, including our BATS-D handheld link radios, MIDS terminals for military fighter jets and their successor, MIDS-JTRS terminals, “disposable” weapon data links and other portable small tactical terminals.

Sources of Revenues

Our satellite services segment revenues are primarily derived from our domestic broadband services business and from our worldwide managed network services.

Our products in our commercial networks and government systems segments are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Fixed-price contracts (which require us to provide products and services under a contract at a specified price) comprised approximately 90%, 90% and 92% of our total revenues for these segments for fiscal years 2016, 2015 and 2014, respectively. The remainder of our revenue in these segments for such periods was derived from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-

and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

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

Historically, a significant portion of our revenues in our commercial networks and government systems segments has been derived from customer contracts that include the research and development of products. The research and development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded research and development from our customer contracts were approximately 20%, 23% and 31% of our total revenues during fiscal years 2016, 2015 and 2014, respectively.

We also incur IR&D expenses, which are not directly funded by a third party. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development projects. IR&D expenses were approximately 5%, 3% and 5% of total revenues in fiscal years 2016, 2015 and 2014, respectively. As a government contractor, we are able to recover a portion of our IR&D expenses pursuant to our government contracts.

Approximately 15%, 17% and 23% of our total revenues in fiscal years 2016, 2015 and 2014, respectively, were derived from international sales. Doing business internationally creates additional risks related to global political and economic conditions and other factors identified under the heading “Risk Factors” in Item 1A and elsewhere in this report.

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

The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. For contract claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. During fiscal years 2016, 2015 and 2014, we recorded losses of approximately $5.1 million, $0.6 million and $3.3 million, respectively, related to loss contracts.

Assuming the initial estimates of sales and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates due to revisions in sales and future cost estimates or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for on a cumulative basis in the period estimates are revised. We believe we have established appropriate systems and processes to enable us to reasonably estimate future costs on our programs through regular evaluations of contract costs, scheduling and technical matters by business unit personnel and management. Historically, in the aggregate, we have not experienced significant deviations in actual costs from estimated program costs, and when deviations that result in significant adjustments arise, we disclose the related impact in Management’s Discussion and Analysis of Financial Condition and Results of Operations. However, these estimates require significant management judgment and a significant change in future cost estimates on one or more programs could have a material effect on our results of operations. A one percent variance in our future cost estimates on open fixed-price contracts as of March 31, 2016 would change our income before income taxes by approximately $0.4 million.

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

In accordance with the authoritative guidance for revenue recognition for multiple element arrangements, the Accounting Standards Update (ASU) 2009-13 (ASU 2009-13), Revenue Recognition (ASC 605) Multiple-Deliverable Revenue Arrangements, which updates ASC 605-25, Revenue Recognition-Multiple element arrangements, of FASB codification, for substantially all of the arrangements with multiple deliverables, we allocate revenue to each element based on a selling price hierarchy at the arrangement inception. The selling price for each element is based upon the following selling price hierarchy: vendor specific objective evidence (VSOE) if available, third-party evidence (TPE) if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE are available (a description as to how we determine VSOE, TPE and ESP is provided below). If a tangible hardware systems product includes software, we determine whether the tangible hardware systems product and the software work together to deliver the product’s essential functionality and, if so, the entire product is treated as a nonsoftware deliverable. The total arrangement consideration is allocated to each separate unit of accounting for each of the nonsoftware deliverables using the relative selling prices of each unit based on the aforementioned selling price hierarchy. Revenue for each separate unit of accounting is recognized when the applicable revenue recognition criteria for each element have been met.

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

We own two satellites: ViaSat-1 (our first-generation high-capacity Ka-band spot-beam satellite, which was placed into service in January 2012) and WildBlue-1 (which was placed into service in March 2007). In May 2013, we entered into a satellite construction contract for our ViaSat-2 satellite, our second-generation high-capacity Ka-band satellite design. In addition, construction has commenced on two ViaSat-3 class satellites, our third-generation high-capacity Ka-band satellite design, pursuant to a limited authorization to proceed. In addition, we have an exclusive prepaid lifetime capital lease of Ka-band capacity over the contiguous United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and own related earth stations and networking equipment for all of our satellites. Property and equipment also includes the CPE units leased to subscribers under a retail leasing program as part of our satellite services segment.

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We periodically review the remaining estimated useful life of the satellite to determine if revisions to the estimated life are necessary. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by us for fiscal years 2016, 2015 and 2014.

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

Based on our qualitative assessment performed during the fourth quarter of fiscal year 2016, we concluded that it was more likely than not that the estimated fair value of our reporting units exceeded their carrying value as of March 31, 2016 and, therefore, determined it was not necessary to perform the two-step goodwill impairment test.

Income taxes and valuation allowance on deferred tax assets

Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis to determine if the weight of available evidence suggests that an additional valuation allowance is needed. In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the event that our estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established which would cause a decrease to income in the period such determination is made. Our valuation allowance against deferred tax assets increased from $15.6 million at April 3, 2015 to $17.1 million at March 31, 2016. The valuation allowance primarily relates to state net operating loss carryforwards and research and development tax credit carryforwards available to reduce state income taxes.

Accruals for uncertain tax positions are provided for in accordance with the authoritative guidance for accounting for uncertainty in income taxes (ASC 740). Under the authoritative guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The authoritative guidance addresses the derecognition of income tax assets and liabilities, classification of deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data for the periods indicated.

	Fiscal Years Ended
	March 31, 2016	April 3, 2015	April 4, 2014
Revenues:	100.0%	100.0%	100.0%
Product revenues	46.9	52.7	58.1
Service revenues	53.1	47.3	41.9
Operating expenses:
Cost of product revenues	34.5	37.6	42.3
Cost of service revenues	34.9	32.1	31.0
Selling, general and administrative	21.0	19.6	20.8
Independent research and development	5.4	3.4	4.6
Amortization of acquired intangible assets	1.2	1.3	1.1

Income from operations	2.9	6.0	0.2
Interest expense, net	(1.7)	(2.1)	(2.8)

Income (loss) before income taxes	1.2	3.9	(2.6)
(Benefit from) provision for income taxes	(0.3)	1.0	(2.0)

Net income (loss)	1.5	2.9	(0.6)
Net income (loss) attributable to ViaSat, Inc.	1.5	2.9	(0.7)

Fiscal Year 2016 Compared to Fiscal Year 2015

Revenues

(In millions, except percentages)	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
	March 31, 2016	April 3, 2015
Product revenues	$664.8	$728.1	$(63.3)	(8.7)%
Service revenues	752.6	654.5	98.1	15.0%

Total revenues	$1,417.4	$1,382.5	$34.9	2.5%

Our total revenues grew by $34.9 million as a result of a $98.1 million increase in service revenues, partially offset by a $63.3 million decrease in product revenues. The service revenue increase was comprised of an increase of $67.3 million in our satellite services segment, $24.8 million in our government systems segment and $6.0 million in our commercial networks segment. The product revenue decrease was comprised of decrease of $102.4 million in our commercial networks segment and $8.0 million in our satellite services segment (mainly related to the Settlement Agreement, which we entered into during the second quarter of fiscal year 2015 — see Note 12 to the consolidated financial statements), partially offset by an increase of $47.1 million in our government systems segment.

Cost of revenues

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	March 31, 2016	April 3, 2015
Cost of product revenues	$489.2	$519.5	$(30.2)	(5.8)%
Cost of service revenues	495.1	444.4	50.7	11.4%

Total cost of revenues	$984.3	$963.9	$20.4	2.1%

Cost of revenues increased by $20.4 million due to a $50.7 million increase in cost of service revenues, offset by a decrease in cost of product revenues of $30.2 million. The cost of service revenues increase was primarily due to increased service revenues, which generated a $66.7 million increase in cost of service revenues on a constant margin basis. This increase mainly related to our Exede broadband internet services and in-flight broadband services in our satellite services segment and the addition of our network management services for Wi-Fi and other internet access networks (relating to NetNearU) in June 2014 in our government systems segment. This increase was partially offset by improved margins from our Exede broadband services resulting from the higher number of Exede subscribers compared to the prior year period and resultant scale in revenues, as well as higher value service plan offerings. The cost of product revenues decrease was primarily due to decreased revenues, causing a $41.5 million decrease in cost of product revenues on a constant margin basis, prior to the effects of product revenues related to the implied license under the Settlement Agreement. This cost of product revenues decrease mainly related to our fixed satellite networks (driven by consumer broadband products) and our antenna systems products in our commercial networks segment, partially offset by lower margins in consumer broadband products in our commercial networks segment.

Selling, general and administrative expenses

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	March 31, 2016	April 3, 2015
Selling, general and administrative	$298.3	$270.8	$27.5	10.2%

The $27.5 million increase in selling, general and administrative (SG&A) expenses was primarily attributable to higher support costs of $34.3 million mainly related to the recognition of $18.7 million of payments made under the Settlement Agreement as a reduction to SG&A expenses in our satellite services segment during the second quarter of fiscal year 2015 and to an increase in support costs of $11.8 million in our commercial networks segment. This increase was partially offset by lower new business proposal costs of $4.0 million mainly in our government systems segment and lower selling costs primarily in our satellite services segment. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	March 31, 2016	April 3, 2015
Independent research and development	$77.2	$46.7	$30.5	65.4%

The $30.5 million increase in IR&D expenses was primarily the result of increased IR&D efforts in our commercial networks segment of $33.9 million (primarily related to research increases in next-generation consumer broadband, mobile broadband satellite communication systems and next-generation satellite payload technologies for our ViaSat-3 class satellites), partially offset by a decrease in our government systems segment of $3.9 million (primarily due to a decrease in development of next-generation dual band mobility solutions).

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to ten years. The $1.5 million decrease in amortization of acquired intangible assets in fiscal year 2016 compared to last fiscal year was primarily the result of certain customer relationship intangibles in our satellite services segment becoming fully amortized during the fourth quarter of fiscal year 2016. Expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
Expected for fiscal year 2017	$9,357
Expected for fiscal year 2018	8,023
Expected for fiscal year 2019	5,510
Expected for fiscal year 2020	4,478
Expected for fiscal year 2021	3,045
Thereafter	3,191

$33,604

Interest income

The $0.2 million increase in interest income in fiscal year 2016 compared to fiscal year 2015 was due to an increase of $0.2 million in the amount of payments under the Settlement Agreement recognized as interest income during fiscal year 2016 compared to fiscal year 2015.

Interest expense

The $5.7 million decrease in interest expense year-over-year was primarily due to an increase of $13.9 million in the amount of interest capitalized during fiscal year 2016 compared to fiscal year 2015. This decrease was partially offset by increased interest expense due to the overall higher amount of outstanding borrowings during fiscal year 2016 compared to the prior year period. Capitalized interest expense during fiscal years 2016 and 2015 related to the construction of ViaSat-2 and other assets and in fiscal year 2016 also included interest expense related to the construction of our ViaSat-3 class satellites.

(Benefit from) provision for income taxes

The effective income tax benefit in fiscal year 2016 reflected the tax expense from our income before income taxes and the benefit from federal and state research tax credits. The Protecting Americans from Tax Hikes (PATH) Act of 2015 enacted on December 18, 2015 extended the federal research and development credit permanently, retroactive to January 2015. As a result, fiscal year 2016 includes fifteen months of federal research tax credit (comprising three months from fiscal year 2015 and twelve months from fiscal year 2016). Fiscal year 2016 also included an expense related to the increase in valuation allowance related primarily to state net operating loss carryforwards and research and development credit carryforwards available to reduce state income taxes. The effective income tax expense in fiscal year 2015 reflected the tax expense from the income before income taxes and the benefit from federal and state research tax credits. Fiscal year 2015 includes twelve months of federal research tax credit including three months from fiscal year 2014 and nine months from fiscal year 2015. Fiscal year 2015 also included an expense related to the increase in valuation allowance related primarily to state net operating loss carryforwards and research and development credit carryforwards available to reduce state income taxes.

Segment Results for Fiscal Year 2016 Compared to Fiscal Year 2015

Satellite services segment

Revenues

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	March 31, 2016	April 3, 2015
Segment product revenues	$25.6	$33.6	$(8.0)	(23.7)%
Segment service revenues	533.6	466.3	67.3	14.4%

Total segment revenues	$559.2	$499.9	$59.4	11.9%

Our satellite services segment revenues grew by $59.4 million as a result of a $67.3 million increase in service revenues, offset by a $8.0 million decrease in product revenues. The increase in service revenues was primarily driven by an increase in the number of Exede broadband internet subscribers compared to the prior year period, as well as higher average revenue per subscriber. Total subscribers of our broadband internet services grew from approximately 686,000 at April 3, 2015 to approximately 697,000 at March 31, 2016. The service revenue increase also reflected the expansion of our in-flight broadband services compared to the prior year period, with 476 commercial aircraft in service as of March 31, 2016 compared to approximately 330 commercial aircraft in service at the end of fiscal year 2015. The decrease in product revenues mainly related to the amounts recorded under the Settlement Agreement, which we entered into during the second quarter of fiscal year 2015.

Segment operating profit

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	March 31, 2016	April 3, 2015
Segment operating profit	$81.8	$62.4	$19.5	31.2%
Percentage of segment revenues	14.6%	12.5%

The $19.5 million increase in operating profit for our satellite services segment was driven primarily by higher earnings contributions of $34.8 million, and was partially offset by the recognition of $18.7 million of payments made under the Settlement Agreement as a reduction to SG&A expenses during the second quarter of fiscal year 2015. Continued growth in the size of the subscriber base for our Exede broadband internet services subscriber base compared to the prior year period resulted in increased service revenues and improved margins. We have also experienced positive contributions from our in-flight broadband service.

Commercial networks segment

Revenues

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	March 31, 2016	April 3, 2015
Segment product revenues	$228.7	$331.1	$(102.4)	(30.9)%
Segment service revenues	22.0	16.1	6.0	37.1%

Total segment revenues	$250.7	$347.1	$(96.4)	(27.8)%

Our commercial networks segment revenues decreased by $96.4 million, primarily due to the $102.4 million decrease in product revenues. Of this product revenue decrease, $48.5 million related to fixed satellite networks (reflecting the nearing of completion of our large scale Australian Ka-band infrastructure project, partially offset by increased revenues from our next-generation Ka-band system contract in Canada). In addition, our antenna systems products revenues decreased $29.3 million (as certain programs were completed or moved closer to completion), our mobile broadband satellite communication systems revenues decreased $10.2 million, our satellite payload technology development programs revenues decreased $7.4 million and our satellite networking development programs revenues decreased $7.2 million.

Segment operating loss

	Fiscal Years Ended		Dollar (Increase) Decrease	Percentage (Increase) Decrease
(In millions, except percentages)	March 31, 2016	April 3, 2015
Segment operating loss	$(111.3)	$(33.6)	$(77.7)	(231.2)%
Percentage of segment revenues	(44.4)%	(9.7)%

The $77.7 million increase in operating loss for our commercial networks segment was driven by a $33.9 million increase in IR&D expenses (primarily due to an increase in IR&D efforts relating to next-generation consumer broadband, mobile broadband satellite communication systems and next-generation satellite payload technologies for our ViaSat-3 class satellites), lower earnings contributions of $29.8 million primarily due to the decrease in product revenues, and an increase of $14.0 million in support, new business proposal and selling costs.

Government systems segment

Revenues

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	March 31, 2016	April 3, 2015
Segment product revenues	$410.5	$363.4	$47.1	13.0%
Segment service revenues	196.9	172.1	24.8	14.4%

Total segment revenues	$607.5	$535.5	$71.9	13.4%

Our government systems segment revenues increased by $71.9 million, due to a $47.1 million increase in product revenues and a $24.8 million increase in service revenues. The product revenue increase was primarily due to a $54.3 million increase in government satellite communication systems (mainly attributable to global mobile broadband and command and control situational awareness), a $12.9 million increase in tactical data link products, and a $6.4 million increase in tactical satcom radio products (relating to our majority-owned subsidiary TrellisWare), partially offset by a $25.8 million decrease in cybersecurity and information assurance products. Of the service revenue increase, $16.0 million related to NetNearU, our subsidiary acquired in June 2014 and $4.3 million related to government satellite communication systems services.

Segment operating profit

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	March 31, 2016	April 3, 2015
Segment operating profit	$87.1	$72.3	$14.7	20.3%
Percentage of segment revenues	14.3%	13.5%

The $14.7 million increase in our government systems segment operating profit reflected higher earnings contributions of $9.5 million primarily due to the increase in revenue and a decrease of $3.9 million in IR&D expenses (primarily due to lower spending in IR&D efforts relating to development of next-generation dual band mobility solutions).

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

Cost of revenues decreased by $27.4 million due to a $52.4 million cost of product revenues decrease, offset by a $25.0 million cost of service revenues increase. The cost of product revenues decrease was primarily due to decreased revenues, causing a $66.0 million decrease in cost of product revenues on a constant margin basis, prior to the effects of product revenues related to the implied license under the Settlement Agreement. This cost of product revenues decrease mainly related to our government satellite communications systems (driven by command and control situational awareness) in our government systems segment and fixed satellite networks (driven by consumer broadband products) in our commercial networks segment. The $66.0 million decrease in cost of product revenues on a constant margin basis was offset by lower margins from our commercial networks segment from fixed satellite networks (driven by consumer broadband products), mobile broadband satellite communication systems products and antenna systems products. The cost of service revenues increase was primarily due to increased service revenues, generating a $65.8 million increase in cost of service revenues on a constant margin basis. This increase mainly related to our Exede broadband services in our satellite services segment. However, as our Exede subscribers have continued to grow and related revenues scale, we have also experienced improved margins from our broadband services in our satellite services segment, which partially offset the cost of service growth. Additionally, the cost of service growth was partially offset by improved margins in our government systems segment related to our government satellite communication systems services (mainly due to global mobile broadband services) and the addition of our network management services for Wi-Fi and other internet access networks (relating to NetNearU).

Selling, general and administrative expenses

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
	April 3, 2015	April 4, 2014
(In millions, except percentages)
Selling, general and administrative	$270.8	$281.5	$(10.7)	(3.8)%

The $10.7 million decrease in SG&A expenses was primarily attributable to the recognition of $18.7 million of payments made under the Settlement Agreement as a reduction to SG&A expenses and a decrease in legal expense as a result of the settlement of the litigation with SS/L and its former parent company Loral during the second quarter of fiscal year 2015. The decrease in SG&A expenses was partially offset by an increase in new business proposal costs of $9.1 million (mainly due to our government systems segment) and an increase in other support costs (spread across our government systems and commercial networks segments). SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

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

Provision for (benefit from) income taxes

The effective income tax expense in fiscal year 2015 reflected the tax expense from the income before income taxes and the benefit from federal and state research tax credits. Fiscal year 2015 includes twelve months of federal research tax credit including three months from fiscal year 2014 and nine months from fiscal year 2015 as a result of the Tax Increase Prevention Act of 2014 enacted on December 19, 2014 which extended the federal research and development credit retroactively from January 1, 2014 to December 31, 2014. Fiscal year 2015 also included an expense related to the increase in valuation allowance related primarily to state net operating loss carryforwards and research and development credit carryforwards available to reduce state income taxes. The effective income tax benefit in fiscal year 2014 reflected the tax benefit from the loss before income taxes and the benefit from federal and state research tax credits. Due to the December 31, 2013 expiration of the federal research tax credit, fiscal year 2014 only included nine months of the federal research tax credit. Fiscal year 2014 also included a benefit related to the valuation allowance release related primarily to state net operating loss carryforwards as a result of the combination of the merger of ViaSat Communications, Inc. into ViaSat and changes in the apportioned state tax rates.

Segment Results for Fiscal Year 2015 Compared to Fiscal Year 2014

Satellite services segment

Revenues

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	April 3, 2015	April 4, 2014
Segment product revenues	$33.6	$—	$33.5	100.0%
Segment service revenues	466.3	390.7	75.6	19.4%

Total segment revenues	$499.9	$390.7	$109.2	27.9%

Our satellite services segment revenues grew by $109.2 million as a result of a $75.6 million increase in service revenues and a $33.5 million increase in product revenues. The increase in service revenues related primarily to our broadband internet services, and was primarily driven by an increase in the number of Exede broadband subscribers, as well as related higher average revenue per subscriber. Total broadband subscribers grew 7% from approximately 641,000 at April 4, 2014 to approximately 686,000 at April 3, 2015. The service revenue increase also reflected the expansion of our in-flight broadband service with over 330 aircraft in service as of the end of fiscal year 2015. The increase in product revenues was primarily due to the recognition of $33.0 million of payments under the Settlement Agreement as product revenue in our satellite services segment.

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

Commercial networks segment

Revenues

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	April 3, 2015	April 4, 2014
Segment product revenues	$331.1	$378.6	$(47.5)	(12.6)%
Segment service revenues	16.1	16.9	(0.9)	(5.1)%

Total segment revenues	$347.1	$395.5	$(48.4)	(12.2)%

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

Government systems segment

Revenues

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	April 3, 2015	April 4, 2014
Segment product revenues	$363.4	$407.1	$(43.7)	(10.7)%
Segment service revenues	172.1	158.1	14.0	8.8%

Total segment revenues	$535.5	$565.2	$(29.7)	(5.3)%

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

Backlog

As reflected in the table below, our overall firm and funded backlog increased during fiscal year 2016. The increases in both firm and funded backlog were attributable to increases in our government systems segment.

	As of March 31, 2016	As of April 3, 2015
	(In millions)
Firm backlog
Satellite Services segment	$169.6	$216.2
Commercial Networks segment	286.7	317.3
Government Systems segment	485.6	382.1

Total	$941.9	$915.6

Funded backlog
Satellite Services segment	$169.6	$216.2
Commercial Networks segment	286.7	317.3
Government Systems segment	422.8	307.9

Total	$879.1	$841.4

The firm backlog does not include contract options. Of the $941.9 million in firm backlog, $507.4 million is expected to be delivered in fiscal year 2017, and the balance is expected to be delivered in fiscal year 2018 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders. Backlog does not include contracts with our Exede broadband subscribers in our satellite services segment.

Our total new awards were approximately $1.5 billion, $1.4 billion and $1.4 billion for fiscal years 2016, 2015 and 2014, respectively.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing, export credit agency financing and equity financing. At March 31, 2016, we had $42.1 million in cash and cash equivalents, $243.3 million in working capital, $180.0 million in principal amount of outstanding borrowings under our Revolving Credit Facility and $197.2 million in principal amount of outstanding borrowings under our Ex-Im Credit Facility, and we had accrued a further $21.0 million in completion exposure fees expected to be financed under the Ex-Im Credit Facility. At April 3, 2015, we had $52.3 million in cash and cash equivalents, $223.4 million in working capital, $210.0 million in outstanding borrowings under our Revolving Credit Facility and $20.5 million in principal amount of outstanding borrowings under our Ex-Im Credit Facility. We invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

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

The general cash needs of our satellite services, commercial networks and government systems segments can vary significantly. The cash needs of our satellite services segment tend to be driven by the timing and amount of capital expenditures (e.g., payments under satellite construction and launch contracts), investments in joint ventures and strategic partnering arrangements (such as our Eutelsat strategic partnering arrangements) and network expansion activities, as well as the quality of customer, type of contract and payment terms. In our commercial networks segment, cash needs tend to be driven primarily by the type and mix of contracts in backlog, the nature and quality of customers, the timing and amount of investments in IR&D activities (including with respect to next-generation satellite payload technologies) and the payment terms of customers (including whether advance payments are made or customer financing is required). In our government systems segment, the primary factors determining cash needs tend to be the type and mix of contracts in backlog (e.g., product or service, development or production) and timing of payments (including restrictions on the timing of cash payments under U.S. government procurement regulations). Other factors affecting the cash needs of our commercial networks and government systems segments include contract duration and program performance. For example, if a program is performing well and meeting its contractual requirements, then its cash flow requirements are usually lower.

To further enhance our liquidity position or to finance the construction and launch of any future satellites, acquisitions, strategic partnering arrangements, joint ventures or other business investment initiatives, we may obtain additional financing, which could consist of debt, convertible debt or equity financing from public and/or private credit and capital markets. In February 2016, we filed a universal shelf registration statement with the SEC for the future sale of an unlimited amount of common stock, preferred stock, debt securities, depositary shares, warrants and rights. The securities may be offered from time to time, separately or together, directly by us, by selling security holders, or through underwriters, dealers or agents at amounts, prices, interest rates and other terms to be determined at the time of the offering. We believe that our current cash balances and net cash expected to be provided by operating activities along with availability under our Credit Facilities will be sufficient to meet our anticipated operating requirements for at least the next twelve months.

Cash flows

Cash provided by operating activities for fiscal year 2016 was $296.9 million compared to cash provided by operating activities of $349.5 million for fiscal year 2015. This $52.6 million decrease was primarily driven by a $52.0 million year-over-year increase in cash used to fund net operating assets needs and by our operating results

(net income adjusted for depreciation, amortization and other non-cash charges) which generated cash inflows in fiscal year 2016 that were $0.6 million lower than fiscal year 2015. The increase in cash used to fund net operating assets during fiscal year 2016 when compared to fiscal year 2015 was partially due to higher combined billed and unbilled accounts receivable, net, attributable to the timing of contractual milestones for certain larger development programs in our government systems segment and an increase in cash used for inventory in our government systems segment, as well as a decrease in our collections in excess of revenues and deferred revenues included in accrued liabilities due to the timing of milestone billings for certain larger development projects in our commercial networks segment.

Cash used in investing activities for fiscal year 2016 was $456.3 million compared to cash used in investing activities in fiscal year 2015 of $476.6 million. The decrease in cash used in investing activities reflects a decrease of $54.6 million in cash used for satellite construction due to the timing of milestone payments and a decrease of $53.0 million in cash used for acquisitions, offset by increases of $39.5 million in capital expenditures for real property adjacent to our current headquarters location, $21.1 million in capital expenditures for other general purpose equipment, $21.6 million in cash used for capital software development and $5.4 million for the construction of earth stations and network operation systems related to ViaSat-2.

Cash provided by financing activities for fiscal year 2016 was $149.1 million compared to cash provided by financing activities of $121.5 million for fiscal year 2015. This $27.7 million increase in cash provided by financing activities reflected an increase of $161.9 million in net proceeds from borrowings under our Ex-Im Credit Facility. This increase was partially offset by $30.0 million of net payments on borrowings under our Revolving Credit Facility during the fiscal year 2016 compared to $105.0 million in net proceeds from borrowings in the prior year period. Cash provided by financing activities for both periods included cash received from stock option exercises and employee stock purchase plan purchases, offset by cash used for the repurchase of common stock related to net share settlement of certain employee tax liabilities in connection with the vesting of restricted stock unit awards, and payment of debt issuance costs.

Comparing cash flows in fiscal year 2015 to fiscal year 2014, the $144.4 million increase in cash provided by operating activities was primarily driven by our operating results (net loss adjusted for depreciation, amortization and other non-cash charges) which generated $127.1 million of higher cash inflows, coupled with a $17.3 million year-over-year decrease in cash used to fund net operating assets needs. The increase in cash used in investing activities reflected a year-over-year increase of $84.7 million in cash used for the construction of our ViaSat-2 satellite and an increase of $55.0 million in cash used for acquisitions, offset by a $26.4 million decrease in capital expenditures year-over-year for new CPE units and other general purpose equipment. The $19.6 million increase in cash provided by financing activities year-over-year was primarily related to the $13.9 million of net proceeds from borrowings under our Ex-Im Credit Facility during fiscal year 2015. Both fiscal years 2015 and 2014 included $105.0 million in net proceeds from borrowings under our Revolving Credit Facility.

Satellite-related activities

In May 2013, we entered into an agreement to purchase ViaSat-2, our second high-capacity Ka-band satellite, from Boeing at a price of approximately $358.0 million, plus an additional amount for launch support services to be performed by Boeing. The projected total cost of the ViaSat-2 project, including the satellite, launch, insurance and related earth station infrastructure, through satellite launch is estimated to be between $600.0 million and $650.0 million, and will depend on the timing of the earth station infrastructure roll-out. Our total required cash funding may be reduced through various third party agreements, including potential joint service offerings and other strategic partnering arrangements. We believe we have adequate sources of funding for the ViaSat-2 project, which include our cash on hand, available borrowing capacity under our Credit Facilities and the cash we expect to generate from operations over the next few years. At the end of fiscal year 2016, we had approximately 697,000 broadband subscribers, however there can be no assurance that the number of subscribers of our Exede broadband internet services and service revenues in our satellite services segment will increase in any future period.

Construction has also commenced on two ViaSat-3 class satellites, our third-generation high-capacity Ka-band satellite design, pursuant to a limited authorization to proceed under which ViaSat’s payment obligations are limited to $56.5 million in the aggregate. We expect to enter into two separate agreements with Boeing for the construction and purchase of the two ViaSat-3 class satellites and the integration of our payload technologies into the satellites, which contracts will replace and supersede the existing limited authorization to proceed, but there can be no assurance that these construction contracts will be entered into with Boeing on the terms we expect or at all. The projected total cost of the ViaSat-3 project, including the two third-generation satellites, launches, insurance and related earth station infrastructure, through satellite launch is estimated to be similar to ViaSat-2 costs per satellite for a total of approximately $1.3 billion, and will depend on the timing of the earth station infrastructure roll-out of each satellite. Our total cash funding may be reduced through various third party agreements, including potential joint service offerings and other strategic partnering arrangements. We believe we have adequate sources of funding for the ViaSat-3 class satellites, which include our cash on hand, available borrowing capacity and the cash we expect to generate from operations over the next few years.

We believe the launch and roll-out of our ViaSat-2 and ViaSat-3 class satellites and related ground infrastructure will impact our financial results in our satellite services segment in future periods, although we expect the relative impact to be less than we experienced in relation to the launch and roll-out of our ViaSat-1 satellite and related ground infrastructure. During the period from late fiscal year 2012 until early fiscal year 2015, we incurred higher operating costs in connection with the launch and roll-out of our ViaSat-1 satellite, related ground infrastructure and Exede broadband services, as well as higher interest expense as we capitalized a lower amount of the interest expense on our outstanding debt. These higher operating costs included costs associated with depreciation, earth station connectivity, subscriber acquisition costs, logistics, customer care and various support systems. These operating costs negatively impacted income from operations during that period.

In addition, our IR&D investments in our ViaSat-3 class satellites and related ground infrastructure are expected to continue to negatively impact our financial results in our commercial networks segment. We also expect to continue to invest in subscriber acquisition costs during fiscal year 2017 as we further expand our subscriber base for our Exede broadband internet services as well as make additional investments relating to our ViaSat-2 and ViaSat-3 class satellites.

Revolving Credit Facility

As of March 31, 2016, the Revolving Credit Facility provided a $500.0 million revolving line of credit (including up to $150.0 million of letters of credit) with a maturity date of November 26, 2018. On May 24, 2016, subsequent to fiscal year end, we amended our Revolving Credit Facility to, among other matters, increase the size of the revolving line of credit under the Revolving Credit Facility from $500.0 million to $800.0 million and extend the maturity date to May 2021 (or March 2020, if more than $200.0 million of our 2020 Notes are then outstanding and certain conditions are met).

Borrowings under the Revolving Credit Facility bear interest, at our option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on our total leverage ratio. At March 31, 2016, the weighted average effective interest rate on our outstanding borrowings under the Revolving Credit Facility was 2.44%. The Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of ViaSat (as defined in the Revolving Credit Facility) and secured by substantially all of our assets. As of March 31, 2016, none of our subsidiaries guaranteed the Revolving Credit Facility.

The Revolving Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Revolving Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.

At March 31, 2016, we had $180.0 million in principal amount of outstanding borrowings under the Revolving Credit Facility and $42.8 million outstanding under standby letters of credit, leaving borrowing availability under the Revolving Credit Facility as of March 31, 2016 of $277.2 million.

Ex-Im Credit Facility

As of March 31, 2016, the Ex-Im Credit Facility provided a $386.7 million senior secured direct loan facility, $343.1 million of which can be used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remainder used to finance the total exposure fees incurred under the Ex-Im Credit Facility of up to $43.6 million (depending on the total amount of financing borrowed under the Ex-Im Credit Facility). The Ex-Im Credit Facility was amended on March 23, 2016 to, among other matters, reduce the total size of the Ex-Im Credit Facility from $524.9 million to $386.7 million to reflect revised estimates of ViaSat-2 project expenses, the fact that payments to the launch service provider for the ViaSat-2 satellite will no longer be financed under the Ex-Im Credit Facility and the associated reduction in completion exposure fees.

Borrowings under the Ex-Im Credit Facility bear interest at a fixed rate of 2.38% and are required to be repaid in 16 approximately equal semi-annual installments, commencing approximately six months after the in-orbit acceptance date of the ViaSat-2 satellite (or, if earlier, on April 15, 2018), with a maturity date of October 15, 2025. Exposure fees of $6.0 million were incurred in connection with our initial borrowing under the Ex-Im Credit Facility, with the remaining exposure fees payable by the in-orbit acceptance date for ViaSat-2. Exposure fees under the Ex-Im Credit Facility are amortized using the effective interest rate method. The effective interest rate on our outstanding borrowings under the Ex-Im Credit Facility, which takes into account estimated timing and amount of borrowings, exposure fees, debt issuance costs and other fees, was estimated to be between 4.1% and 4.9% as of March 31, 2016. The Ex-Im Credit Facility is guaranteed by ViaSat and is secured by first-priority liens on the ViaSat-2 satellite and related assets as well as a pledge of the capital stock of the borrower under the facility.

The Ex-Im Credit Facility contains financial covenants regarding ViaSat’s maximum total leverage ratio and minimum interest coverage ratio. In addition, the Ex-Im Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.

At March 31, 2016, we had $197.2 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility and had accrued $21.0 million in completion exposure fees expected to be financed under the Ex-Im Credit Facility. As of March 31, 2016, the undrawn commitment under the Ex-Im Credit Facility was $168.5 million (excluding $21.0 million of accrued completion exposure fees), of which $151.9 million was available to finance ViaSat-2 related costs once incurred. Borrowings under the Ex-Im Credit Facility were issued with a discount of $28.1 million (comprising the initial $6.0 million exposure fee, the completion exposure fees accrued as of March 31, 2016 and other customary fees). The borrowings under the Ex-Im Credit Facility are recorded as long-term debt, net of discount, in our consolidated financial statements. The discount and deferred financing cost associated with the issuance of the borrowings under the Ex-Im Credit Facility are amortized to interest expense on an effective interest rate basis over the term of the borrowings under the Ex-Im Credit Facility.

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

The 2020 Notes are required to be guaranteed on an unsecured senior basis by each of our existing and future subsidiaries that guarantees the Revolving Credit Facility. As of March 31, 2016, none of our subsidiaries guaranteed the 2020 Notes. The 2020 Notes are our general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated debt. The 2020 Notes are effectively junior in right of payment to our existing and future secured debt, including under the Credit Facilities (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that do not guarantee the 2020 Notes, and are senior in right of payment to all of our existing and future subordinated indebtedness.

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

Contractual Obligations

The following table sets forth a summary of our obligations at March 31, 2016:

		For the Fiscal Years Ending
(In thousands, including interest where applicable)	Total	2017	2018- 2019	2020- 2021	Thereafter
Operating leases and satellite capacity agreements	$290,747	$74,600	$77,696	$53,035	$85,416
2020 Notes	752,891	39,531	79,063	634,297	—
Revolving Credit Facility (1)	191,822	4,448	187,374	—	—
Ex-Im Credit Facility (2)	249,313	4,303	37,075	62,662	145,273
Satellite performance incentives	32,043	2,139	4,723	5,384	19,797
Purchase commitments including satellite-related agreements	637,451	394,130	134,371	76,008	32,942

Total	$2,154,267	$519,151	$520,302	$831,386	$283,428

(1)	To the extent that the interest rate is variable and ultimate amounts borrowed under the Revolving Credit Facility may fluctuate, amounts reflected represent estimated interest payments on our current outstanding balances based on the weighted average effective interest rate at March 31, 2016 until the maturity date (as in effect as of March 31, 2016) in November 2018. In May 24, 2016, the Revolving Credit Facility was amended to, among other matters, extend the maturity date to May 2021 (or March 2020, if more than $200.0 million of our 2020 Notes are then outstanding and certain conditions are met).
(2)	To the extent that the ultimate amounts borrowed under the Ex-Im Credit Facility may fluctuate, amounts reflected represent estimated interest and principal payments on our current outstanding balance until the maturity date in October 2025. The amounts listed in the table above exclude the completion exposure fee that will be payable under the Ex-Im Credit Agreement by the in-orbit acceptance date for ViaSat-2, the amount of which will be based on the total amount of financing borrowed under the Ex-Im Credit Facility; see “Liquidity and Capital Resources — Ex-Im Credit Facility.” As of March 31, 2016, we had accrued $21.0 million in completion exposure fees expected to be financed under the Ex-Im Credit Facility.

We purchase components from a variety of suppliers and use several subcontractors and contract manufacturers to provide design and manufacturing services for our products. During the normal course of business, we enter into agreements with subcontractors, contract manufacturers and suppliers that either allow them to procure inventory based upon criteria defined by us or that establish the parameters defining our requirements. We also enter into agreements and purchase commitments with suppliers for the construction, launch, and operation of our satellites. In certain instances, these agreements allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our reported purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments. In addition, construction has commenced on two ViaSat-3 class satellites, our third-generation high-capacity Ka-band satellite design, pursuant to a limited authorization to proceed. See “Liquidity and Capital Resources — Satellite-related activities.”

Our consolidated balance sheets included $37.4 million and $40.0 million of “other liabilities” as of March 31, 2016 and April 3, 2015, respectively, which primarily consisted of the long-term portion of our satellite performance incentives obligation, our long-term warranty obligations, the long-term portion of deferred rent, long-term portion of deferred revenue and long-term deferred income taxes. With the exception of the long-term portion of our satellite performance incentives obligation, these remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 8 to our consolidated financial statements for additional information regarding our income taxes and related tax positions and Note 13 to our consolidated financial statements for a discussion of our product warranties.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at March 31, 2016 as defined in Regulation S-K Item 303(a)(4) other than as discussed under Contractual Obligations above or disclosed in the notes to our consolidated financial statements included in this report.

Recent Authoritative Guidance

For information regarding recently adopted and issued accounting pronouncements, see Note 1 to the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, short-term and long-term obligations, including the Credit Facilities and the 2020 Notes, and foreign currency forward contracts. We consider investments in highly liquid instruments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. As of March 31, 2016, we had $180.0 million in principal amount of outstanding borrowings under our Revolving Credit Facility, $197.2 million in principal amount of outstanding borrowings under our Ex-Im Credit Facility as well as $21.0 million in accrued completion exposure fees expected to be financed under the Ex-Im Credit Facility, and $575.0 million in aggregate principal amount outstanding of the 2020 Notes, and we held no short-term investments. Our 2020 Notes and borrowings under our Ex-Im Credit Facility bear interest at a fixed rate and therefore our exposure to market risk for changes in interest rates relates primarily to borrowings under our Revolving Credit Facility, cash equivalents, short-term investments and short-term obligations.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain a significant portion of our cash balance in money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our cash and cash equivalents earn interest at variable rates. Our interest income has been and may continue to be negatively impacted by low market interest rates. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. If the underlying weighted average interest rate on our cash and cash equivalents, assuming balances remain constant over a year, changed by 50 basis points, interest income would have increased or decreased by less than $0.1 million for the fiscal years ended March 31, 2016 and April 3, 2015. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material.

As of March 31, 2016, we had $180.0 million in principal amount of outstanding borrowings under our Revolving Credit Facility. Our primary interest rate under the Revolving Credit Facility is the Eurodollar rate plus an applicable margin that is based on our total leverage ratio. At March 31, 2016, the weighted average effective interest rate on our outstanding borrowings under the Revolving Credit Facility was 2.44%. Assuming the outstanding balance remained constant over a year, a 50 basis point increase in the interest rate would increase interest incurred, prior to effects of capitalized interest, by $0.9 million over a twelve-month period.

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

As of March 31, 2016, we had a number of foreign currency forward contracts outstanding which are intended to reduce the foreign currency risk for amounts payable to vendors in Euros. The foreign currency forward contracts with a notional amount of $5.0 million had an insignificant amount of fair value recorded in other current assets as of March 31, 2016. If the foreign currency forward rate for the Euro to U.S. dollar on these foreign currency forward contracts had changed by 10%, the fair value of these foreign currency forward contracts as of March 31, 2016 would have changed by approximately $0.5 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements at March 31, 2016 and April 3, 2015 and for each of the three fiscal years in the period ended March 31, 2016, and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in this report on pages F-1 through F-42.

Summarized Quarterly Data (Unaudited)

The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results for the interim periods. Summarized quarterly data for fiscal years 2016 and 2015 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
2016
Total revenues	$344,378	$353,330	$347,759	$371,964
Income from operations	9,414	13,826	10,385	7,494
Net income	2,519	4,920	9,944	4,387
Net income attributable to ViaSat, Inc.	2,608	4,936	9,747	4,450
Basic net income per share attributable to ViaSat, Inc.	0.05	0.10	0.20	0.09
Diluted net income per share attributable to ViaSat, Inc.	0.05	0.10	0.20	0.09
2015
Total revenues	$319,471	$358,758	$339,553	$364,753
(Loss) income from operations	(1,169)	46,456	18,178	19,679
Net (loss) income	(6,321)	23,992	14,784	7,436
Net (loss) income attributable to ViaSat, Inc.	(5,944)	23,947	14,811	7,549
Basic net (loss) income per share attributable to ViaSat, Inc.	(0.13)	0.51	0.31	0.16
Diluted net (loss) income per share attributable to ViaSat, Inc.	(0.13)	0.50	0.31	0.16

Summarized quarterly data reflects product revenue recognized with respect to amounts realized under the Settlement Agreement of approximately $6.0 million for each quarter of fiscal year 2016. In addition, the second quarter of fiscal year 2015 reflects product revenue recognized with respect to amounts realized under the Settlement Agreement of $21.0 million, and approximately $6.0 million for each of the third and fourth quarter of fiscal year 2015. Also with respect to amounts realized under the Settlement Agreement, summarized quarterly data reflects a reduction to SG&A expenses for the second quarter of fiscal year 2015 of $18.7 million. Refer to Note 12 to the consolidated financial statements for discussion of the Settlement Agreement.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2016, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2016.

Management’s Report on Internal Control Over Financial Reporting

The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the company’s management, including our Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the company’s management concluded that its internal control over financial reporting was effective as of March 31, 2016.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The company’s independent registered public accounting firm has audited the effectiveness of the company’s internal control over financial reporting as of March 31, 2016, as stated in their report which appears on page F-1.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. During the quarter ended March 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included in our definitive Proxy Statement to be filed with the SEC in connection with our 2016 Annual Meeting of Stockholders (the Proxy Statement) under the headings “Corporate Governance Principles and Board Matters,” “Election of Directors” and “Ownership of Securities,” and is incorporated herein by reference.

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

Exhibits

The Exhibit Index on page 75 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.

By:	/s/ MARK DANKBERG
Chairman and Chief Executive Officer

Date: May 26, 2016

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

Signature	Title	Date

/s/ MARK DANKBERG Mark Dankberg	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	May 26, 2016

/s/ SHAWN DUFFY Shawn Duffy	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 26, 2016

/s/ FRANK J. BIONDI, JR. Frank J. Biondi, Jr.	Director	May 26, 2016

/s/ ROBERT BOWMAN Robert Bowman	Director	May 26, 2016

/s/ ROBERT JOHNSON Robert Johnson	Director	May 26, 2016

/s/ ALLEN LAY Allen Lay	Director	May 26, 2016

/s/ JEFFREY NASH Jeffrey Nash	Director	May 26, 2016

/s/ JOHN STENBIT John Stenbit	Director	May 26, 2016

/s/ HARVEY WHITE Harvey White	Director	May 26, 2016

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation of ViaSat, Inc.	10-Q	000-21767	3.1	11/14/2000

3.2	Second Amended and Restated Bylaws of ViaSat, Inc.	8-K	000-21767	3.1	12/04/2012

4.1	Form of Common Stock Certificate	S-1/A	333-13183	4.1	11/05/1996

4.2	Indenture dated as of February 27, 2012 by and among ViaSat, Inc., Wilmington Trust, National Association, as trustee, and the guarantors party thereto	8-K	000-21767	4.1	02/27/2012

4.3	Form of 6.875% Senior Note due 2020 of ViaSat, Inc. (attached as Exhibit A to the Indenture filed as Exhibit 4.2 hereto)	8-K	000-21767	4.1	02/27/2012

10.1	Form of Indemnification Agreement between ViaSat, Inc. and each of its directors and officers	8-K	000-21767	99.1	03/07/2008

10.2*	ViaSat, Inc. Employee Stock Purchase Plan (as Amended and Restated Effective September 16, 2015)	8-K	000-21767	10.1	09/17/2015

10.3*	1996 Equity Participation Plan of ViaSat, Inc. (As Amended and Restated Effective September 16, 2015)	8-K	000-21767	10.2	09/17/2015

10.4*	Form of Stock Option Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	10-K	000-21767	10.4	05/26/2015

10.5*	Form of Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.—Global					X

10.6*	Form of Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.—Independent Director	10-K	000-21767	10.6	05/26/2015

10.7*	Form of Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.—Executive	10-K	000-21767	10.7	05/26/2015

10.8*	Form of Change in Control Severance Agreement between ViaSat, Inc. and each of its executive officers	8-K	000-21767	10.1	08/04/2010

10.9	Credit Agreement dated as of November 26, 2013, by and among ViaSat, Inc., Union Bank, N.A. (as agent) and the other lenders party thereto	8-K	000-21767	10.1	11/26/2013

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.9.1	First Amendment to Credit Agreement and Other Loan Documents dated as of March 12, 2015, by and among ViaSat, Inc., Union Bank, N.A. (as agent) and the other lenders party thereto	8-K	000-21767	10.2	03/13/2015

10.9.2	Second Amendment to Credit Agreement and Other Loan Documents dated as of May 24, 2016, by and among ViaSat, Inc., MUFG Union Bank, N.A. (as agent) and the other lenders party thereto	8-K	000-21767	10.1	05/24/2016

10.10	Credit Agreement dated as of March 12, 2015, by and among ViaSat Technologies Limited, ViaSat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im facility agent) and the Export-Import Bank of the United States	8-K	000-21767	10.1	03/13/2015

10.10.1	First Amendment to Credit Agreement, dated as of June 12, 2015, by and among ViaSat Technologies Limited, ViaSat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im Facility Agent) and the Export-Import Bank of the United States	10-Q	000-21767	10.1	08/10/2015

10.10.2	Second Amendment Agreement, dated as of March 23, 2016, by and among ViaSat Technologies Limited, ViaSat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im Facility Agent) and the Export-Import Bank of the United States	8-K	000-21767	10.1	03/24/2016

10.11†	Award/Contract dated March 10, 2010 between ViaSat, Inc. and Space and Naval Warfare Systems	10-K/A	000-21767	10.19	08/03/2010

21.1	Subsidiaries					X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see signature page)					X

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer					X

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer					X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

*	Indicates management contract, compensatory plan or arrangement.
†	Portions of this exhibit (indicated by asterisks) have been omitted and separately filed with the Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of ViaSat, Inc.:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of ViaSat, Inc. and its subsidiaries at March 31, 2016 and April 3, 2015, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it presents deferred income taxes in 2016.

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

/s/ PricewaterhouseCoopers LLP

San Diego, California

May 26, 2016

VIASAT, INC.

CONSOLIDATED BALANCE SHEETS

	As of March 31, 2016	As of April 3, 2015
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$42,088	$52,263
Accounts receivable, net	286,724	266,339
Inventories	145,161	128,367
Prepaid expenses and other current assets	49,361	44,702

Total current assets	523,334	491,671

Satellites, net	898,197	762,221
Property and equipment, net	486,910	418,022
Other acquired intangible assets, net	33,604	42,340
Goodwill	117,040	117,241
Other assets	346,761	326,883

Total assets	$2,405,846	$2,158,378

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$95,645	$76,931
Accrued liabilities	184,344	191,326

Total current liabilities	279,989	268,257

Senior notes, net	581,374	582,657
Other long-term debt	372,688	223,736
Other liabilities	37,371	39,995

Total liabilities	1,271,422	1,114,645

Commitments and contingencies (Notes 11 and 12)
Equity:
ViaSat, Inc. stockholders’ equity
Series A, convertible preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2016 and April 3, 2015, respectively	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized; 48,926,417 and 47,697,413 shares outstanding at March 31, 2016 and April 3, 2015, respectively	5	5
Paid-in capital	855,387	786,467
Retained earnings	273,704	251,963
Accumulated other comprehensive income	7	147

Total ViaSat, Inc. stockholders’ equity	1,129,103	1,038,582
Noncontrolling interest in subsidiary	5,321	5,151

Total equity	1,134,424	1,043,733

Total liabilities and equity	$2,405,846	$2,158,378

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Fiscal Years Ended
	March 31, 2016	April 3, 2015	April 4, 2014
	(In thousands, except per share data)
Revenues:
Product revenues	$664,821	$728,074	$785,738
Service revenues	752,610	654,461	565,724

Total revenues	1,417,431	1,382,535	1,351,462
Operating expenses:
Cost of product revenues	489,246	519,483	571,855
Cost of service revenues	495,099	444,431	419,425
Selling, general and administrative	298,345	270,841	281,533
Independent research and development	77,184	46,670	60,736
Amortization of acquired intangible assets	16,438	17,966	14,614

Income from operations	41,119	83,144	3,299
Other income (expense):
Interest income	2,226	2,022	35
Interest expense	(25,748)	(31,448)	(37,938)

Income (loss) before income taxes	17,597	53,718	(34,604)
(Benefit from) provision for income taxes	(4,173)	13,827	(25,947)

Net income (loss)	21,770	39,891	(8,657)
Less: Net income (loss) attributable to the noncontrolling interest, net of tax	29	(472)	789

Net income (loss) attributable to ViaSat, Inc.	$21,741	$40,363	$(9,446)

Net income (loss) per share attributable to ViaSat, Inc. common stockholders:
Basic net income (loss) per share attributable to ViaSat, Inc. common stockholders	$0.45	$0.86	$(0.21)
Diluted net income (loss) per share attributable to ViaSat, Inc. common stockholders	$0.44	$0.84	$(0.21)
Shares used in computing basic net income (loss) per share	48,464	47,139	45,744
Shares used in computing diluted net income (loss) per share	49,445	48,285	45,744

Comprehensive income (loss):
Net income (loss)	$21,770	$39,891	$(8,657)
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on hedging, net of tax	122	(25)	219
Foreign currency translation adjustments, net of tax	(262)	(2,141)	1,488

Other comprehensive (loss) income, net of tax	(140)	(2,166)	1,707
Comprehensive income (loss)	21,630	37,725	(6,950)

Less: comprehensive income (loss) attributable to the noncontrolling interest, net of tax	29	(472)	789

Comprehensive income (loss) attributable to ViaSat, Inc.	$21,601	$38,197	$(7,739)

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	March 31, 2016	April 3, 2015	April 4, 2014
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$21,770	$39,891	$(8,657)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	193,086	179,542	159,089
Amortization of intangible assets	48,990	41,891	25,975
Deferred income taxes	(5,003)	12,420	(27,182)
Stock-based compensation expense	47,510	39,353	33,639
Loss on disposition of fixed assets	33,960	31,997	33,752
Other non-cash adjustments	8,957	4,778	6,153
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(26,342)	3,745	(9,219)
Inventories	(26,749)	(1,217)	(11,422)
Other assets	(3,335)	(16,328)	(6,561)
Accounts payable	5,250	862	(7,404)
Accrued liabilities	(337)	20,017	17,730
Other liabilities	(820)	(7,435)	(753)

Net cash provided by operating activities	296,937	349,516	205,140
Cash flows from investing activities:
Purchase of property, equipment and satellites	(377,894)	(366,492)	(307,625)
Cash paid for patents, licenses and other assets	(72,731)	(52,686)	(44,461)
Payments related to acquisition of businesses, net of cash acquired	(4,402)	(57,376)	(2,400)
Other investing activities	(1,258)	—	—

Net cash used in investing activities	(456,285)	(476,554)	(354,486)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	175,000	350,000	295,000
Payments of revolving credit facility borrowings	(205,000)	(245,000)	(190,000)
Proceeds from Ex-Im credit facility borrowings, net of discount	175,834	13,914	—
Payment of debt issuance costs	(840)	(2,757)	(2,512)
Proceeds from issuance of common stock under equity plans	22,309	23,202	18,617
Purchase of common stock in treasury (immediately retired) related to tax withholdings for stock-based compensation	(16,397)	(14,788)	(15,588)
Other financing activities	(1,784)	(3,107)	(3,690)

Net cash provided by financing activities	149,122	121,464	101,827
Effect of exchange rate changes on cash	51	(510)	128

Net decrease in cash and cash equivalents	(10,175)	(6,084)	(47,391)
Cash and cash equivalents at beginning of fiscal year	52,263	58,347	105,738

Cash and cash equivalents at end of fiscal year	$42,088	$52,263	$58,347

Supplemental information:
Cash paid for interest (net of amounts capitalized)	$21,787	$29,645	$34,446

Cash paid for income taxes, net	$1,380	$494	$1,185

Non-cash investing and financing activities:
Issuance of stock in satisfaction of certain accrued employee compensation liabilities	$11,609	$10,194	$8,018
Capital expenditures not paid for	$60,796	$6,584	$30,237
Exposure fees on Ex-Im credit facility expected to be financed through Ex-Im credit facility	$20,992	$—	$—

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	ViaSat, Inc. Stockholders						Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total
	Common Stock		Paid-in Capital	Retained Earnings	Common Stock Held in Treasury
	Number of Shares Issued	Amount			Number of Shares	Amount
	(In thousands, except share data)
Balance at March 29, 2013	45,921,793	$4	$715,115	$221,046	(947,607)	$(33,770)	$606	$4,834	$907,835
Exercise of stock options	592,971	1	12,910	—	—	—	—	—	12,911
Issuance of stock under Employee Stock Purchase Plan	137,921	—	5,706	—	—	—	—	—	5,706
Stock-based compensation	—	—	34,703	—	—	—	—	—	34,703
Shares issued in settlement of certain accrued employee compensation liabilities	113,126	—	8,018	—	—	—	—	—	8,018
RSU awards vesting	654,020	—	—	—	—	—	—	—	—
Purchase of treasury shares pursuant to vesting of certain RSU agreements	—	—	—	—	(242,965)	(15,588)	—	—	(15,588)
Net (loss) income	—	—	—	(9,446)	—	—	—	789	(8,657)
Other comprehensive income, net of tax	—	—	—	—	—	—	1,707	—	1,707

Balance at April 4, 2014	47,419,831	$5	$776,452	$211,600	(1,190,572)	$(49,358)	$2,313	$5,623	$946,635
Exercise of stock options	724,800	—	15,732	—	—	—	—	—	15,732
Issuance of stock under Employee Stock Purchase Plan	152,268	—	7,470	—	—	—	—	—	7,470
Stock-based compensation	—	—	40,765	—	—	—	—	—	40,765
Shares issued in settlement of certain accrued employee compensation liabilities	180,526	—	10,194	—	—	—	—	—	10,194
Retirement of common stock held in treasury	(1,190,572)	—	(49,358)	—	1,190,572	49,358	—	—	—
RSU awards vesting, net of shares withheld for taxes which have been retired	410,560	—	(14,788)	—	—	—	—	—	(14,788)
Net income (loss)	—	—	—	40,363	—	—	—	(472)	39,891
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,166)	—	(2,166)

Balance at April 3, 2015	47,697,413	$5	$786,467	$251,963	—	$—	$147	$5,151	$1,043,733
Exercise of stock options	432,706	—	13,520	—	—	—	—	—	13,520
Issuance of stock under Employee Stock Purchase Plan	170,968	—	8,789	—	—	—	—	—	8,789
Stock-based compensation	—	—	51,399	—	—	—	—	—	51,399
Shares issued in settlement of certain accrued employee compensation liabilities	185,424	—	11,609	—	—	—	—	—	11,609
RSU awards vesting, net of shares withheld for taxes which have been retired	439,906	—	(16,397)	—	—	—	—	—	(16,397)
Other noncontrolling interest activity	—	—	—	—	—	—	—	141	141
Net income	—	—	—	21,741	—	—	—	29	21,770
Other comprehensive loss, net of tax	—	—	—	—	—	—	(140)	—	(140)

Balance at March 31, 2016	48,926,417	$5	$855,387	$273,704	—	$—	$7	$5,321	$1,134,424

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and a Summary of Its Significant Accounting Policies

The Company

ViaSat, Inc. (also referred to hereafter as the “Company” or “ViaSat”) is an innovator in broadband technologies and services, including high-speed and cost-effective broadband and advanced communications products and services.

Principles of consolidation

The Company’s consolidated financial statements include the assets, liabilities and results of operations of ViaSat, its wholly owned subsidiaries and TrellisWare Technologies, Inc. (TrellisWare), a majority-owned subsidiary. All significant intercompany amounts have been eliminated.

On May 4, 2015, the Company’s Board of Directors approved a change in the Company’s fiscal year from a 52 or 53 week fiscal year ending on the Friday closest to March 31 to a fiscal year ending on March 31 of each year, effective with the fiscal year commencing April 4, 2015. Beginning April 4, 2015, the Company’s fiscal quarters end on June 30, September 30, December 31, and March 31 of each year. Fiscal year 2014 was a 53 week year, compared to a 52 week year in fiscal year 2015. Fiscal year 2016 was slightly shorter than 52 weeks due to the change in fiscal year beginning April 4, 2015. The Company does not believe that these differences in length of year had any material impact on its financial results.

Certain prior period amounts have been reclassified to conform to the current period presentation.

During the first quarter of fiscal year 2016, the Company completed the acquisition of Engreen Inc. (Engreen), a privately held company focused on network function virtualization. The Engreen purchase price of approximately $5.3 million (of which $0.5 million has been withheld as security for any indemnifiable damages) was primarily allocated to acquired technology intangible assets and the assumption of certain liabilities. During the first quarter of fiscal year 2015, the Company completed the acquisition of NetNearU Corp. (NetNearU), a privately held company that has developed a comprehensive network management system for Wi-Fi and other internet access networks (see Note 9). These acquisitions were accounted for as purchases and, accordingly, the consolidated financial statements include the operating results of Engreen and NetNearU from the dates of acquisition.

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

Revenues from the U.S. government as an individual customer comprised approximately 23.7%, 22.8% and 21.2% of total revenues for fiscal years 2016, 2015 and 2014, respectively. Billed accounts receivable to the U.S. government as of March 31, 2016 and April 3, 2015 were approximately 22.8% and 30.6%, respectively, of total billed receivables. In addition, none of the Company’s commercial customers comprised 10.0% or more of total revenues for fiscal years 2016, 2015 and 2014. The Company’s five largest contracts generated approximately 19.4%, 21.1% and 26.4% of the Company’s total revenues for the fiscal years ended March 31, 2016, April 3, 2015 and April 4, 2014, respectively.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (Accounting Standards Codification (ASC) 835-20). With respect to assets under construction, including the ViaSat-2 satellite which commenced construction during the first quarter of fiscal year 2014, the Company capitalized $30.1 million, $16.2 million, and $8.1 million of interest expense during the fiscal years ended March 31, 2016, April 3, 2015 and April 4, 2014, respectively.

The Company owns two satellites: ViaSat-1 (its first-generation high-capacity Ka-band spot-beam satellite, which was placed into service in January 2012) and WildBlue-1 (which was placed into service in March 2007). During the first quarter of fiscal year 2014, the Company entered into a satellite construction contract for its ViaSat-2 satellite, its second-generation high-capacity Ka-band satellite design. In addition, construction has commenced on two ViaSat-3 class satellites, the Company’s third-generation high-capacity Ka-band satellite design, pursuant to a limited authorization to proceed. The Company also has an exclusive prepaid lifetime capital lease of Ka-band capacity over the contiguous United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and owns related earth stations and networking equipment for all of its satellites. The Company periodically reviews the remaining estimated useful life of its satellites to determine if revisions to estimated lives are necessary. The Company procures indoor and outdoor CPE units leased to subscribers under a retail leasing program as part of the Company’s satellite services segment, which are reflected in investing activities and property and equipment in the accompanying consolidated financial statements. The Company depreciates the satellites, earth stations and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of March 31, 2016 were $260.4 million and $136.4 million, respectively. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of April 3, 2015 were $250.3 million and $107.8 million, respectively.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs of $3.2 million related to patents were included in other assets as of March 31, 2016 and April 3, 2015. The Company capitalized costs of $15.4 million and $15.1 million related to acquiring and obtaining orbital slots and other licenses included in other assets as of March 31, 2016 and April 3, 2015, respectively. Accumulated amortization related to these assets was $1.7 million and $1.4 million as of March 31, 2016 and April 3, 2015, respectively. Amortization expense related to these assets was an insignificant amount for the fiscal years ended March 31, 2016, April 3, 2015 and April 4, 2014. If a patent, orbital slot or orbital license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During fiscal years 2016, 2015 and 2014, the Company did not write off any significant costs due to abandonment or impairment.

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense using the effective interest rate method, or, when the results are not materially different, on a straight-line basis over the expected term of the related debt. During fiscal year 2016, the Company capitalized an insignificant amount of debt issuance costs. During fiscal years 2015 and 2014, the Company capitalized $3.5 million and $2.5 million, respectively, of debt issuance costs. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in loss on extinguishment of debt in the consolidated statements of operations and comprehensive income (loss). Other unamortized debt issuance costs are recorded in prepaid expenses and other current assets and in other long-term assets in the consolidated balance sheets, depending on the amounts expected to be amortized to interest expense within the next twelve months.

Software development

Costs of developing software for sale are charged to research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. Capitalized costs, net, of $163.1 million and $119.9 million related to software developed for resale were included in other assets as of March 31, 2016 and April 3, 2015, respectively. The Company capitalized $75.4 million and $52.4 million of costs related to software developed for resale for fiscal years ended March 31, 2016 and April 3, 2015, respectively. Amortization expense for software development costs was $32.2 million, $23.5 million and $11.1 million during fiscal years 2016, 2015 and 2014, respectively.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of long-lived and other long-term assets (property, equipment, and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), the Company assesses potential impairments to long-lived assets, including property, equipment and satellites, and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by the Company for fiscal years 2016, 2015 and 2014.

The Company accounts for its goodwill under the authoritative guidance for goodwill and other intangible assets (ASC 350) and the provisions of Accounting Standards Update (ASU) 2011-08, Intangibles — Goodwill and Other (ASC 350): Testing Goodwill for Impairment, which simplifies how the Company tests goodwill for impairment. Current authoritative guidance allows the Company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If, after completing the qualitative assessment, the Company determines that it is more likely than not that the estimated fair value is greater than the carrying value, the Company concludes that no impairment exists. If it is more likely than not that the carrying value of the reporting unit exceeds its estimated fair value, the Company compares the fair value of the reporting unit to its carrying value. If the estimated fair value of the reporting unit is less than the carrying value, a second step is performed in which the implied fair value of goodwill is compared to its carrying value. If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value, resulting in goodwill impairment. The Company tests goodwill for impairment during the fourth quarter every fiscal year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.

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

Based on the Company’s qualitative assessment performed during the fourth quarter of fiscal year 2016, the Company concluded that it was more likely than not that the estimated fair value of the Company’s reporting units exceeded their carrying value as of March 31, 2016, and therefore, determined it was not necessary to perform the two-step goodwill impairment test. No impairments were recorded by the Company related to goodwill and other intangible assets for fiscal years 2016, 2015 and 2014.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Self-insurance liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company has recorded self-insurance liability for its plans of $3.8 million and $3.9 million as of March 31, 2016 and April 3, 2015, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued liabilities in accordance with the estimated timing of the projected payments.

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At March 31, 2016 and April 3, 2015, no such amounts were accrued related to the aforementioned provisions.

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

Common stock held in treasury

As of March 31, 2016 and April 3, 2015, the Company had no shares of common stock held in treasury.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal years 2016, 2015 and 2014, the Company issued 703,043, 647,006 and 654,020 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, the Company repurchased 263,137, 236,446 and 242,965 shares of common stock at cost with a total value of $16.4 million, $14.8 million and $15.6 million during fiscal years 2016, 2015 and 2014, respectively. The shares of common stock repurchased during fiscal year 2016 and the fourth quarter of fiscal year 2015 were immediately retired.

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

During fiscal years 2016, 2015 and 2014, the Company settled certain foreign exchange contracts and in connection therewith for each year recognized an insignificant gain or loss recorded in cost of revenues based on the nature of the underlying transactions. The fair value of the Company’s foreign currency forward contracts was an insignificant amount recorded as an other current asset as of March 31, 2016. The notional value of foreign currency forward contracts outstanding as of March 31, 2016 was $5.0 million. The Company had no foreign currency forward contracts outstanding as of April 3, 2015.

At March 31, 2016 the estimated net amount of unrealized gains or losses related to foreign currency forward contracts that was expected to be reclassified to earnings within the next twelve months was insignificant. The Company’s foreign currency forward contracts outstanding as of March 31, 2016 will mature within approximately twelve to thirty-six months from their inception. There were no gains or losses from ineffectiveness of these derivative instruments recorded for fiscal years 2016, 2015 and 2014.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue recognition

A substantial portion of the Company’s revenues is derived from long-term contracts requiring development and delivery of complex equipment built to customer specifications. Sales related to long-term contracts are accounted for under the authoritative guidance for the percentage-of-completion method of accounting (ASC 605-35). Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred related to the contract, or as products are shipped under the units-of-delivery method. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. During fiscal years 2016, 2015 and 2014, the Company recorded losses of approximately $5.1 million, $0.6 million and $3.3 million, respectively, related to loss contracts.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Contract costs on U.S. government contracts are subject to audit and review by the Defense Contracting Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. government agencies, as well as negotiations with U.S. government representatives. As of March 31, 2016, the DCAA had completed its incurred cost audit for fiscal year 2004 and approved the Company’s incurred cost claims for fiscal years 2005 through 2015 without further audit. Although the Company has recorded contract revenues subsequent to fiscal year 2015 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of March 31, 2016 and April 3, 2015, the Company had $2.5 million and $4.3 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts (see Note 12).

Advertising costs

In accordance with the authoritative guidance for advertising costs (ASC 720-35), advertising costs are expensed as incurred and included in selling, general and administrative (SG&A) expenses. Advertising expenses for fiscal years 2016, 2015 and 2014 were $12.2 million, $17.0 million and $18.9 million, respectively.

Commissions

The Company compensates third parties based on specific commission programs directly related to certain product and service sales, and these commissions costs are expensed as incurred.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes expense on a straight-line basis over the employee’s requisite service period. Stock-based compensation expense is recognized in the consolidated statements of operations and comprehensive income (loss) for fiscal years 2016, 2015 and 2014 only for those awards ultimately expected to vest, with forfeitures estimated at the date of grant. The authoritative guidance for share-based payments requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Rent expense, deferred rent obligations and deferred lease incentives

The Company leases all of its facilities under operating leases. Some of these lease agreements contain tenant improvement allowances funded by landlord incentives, rent holidays and rent escalation clauses. The authoritative guidance for leases (ASC 840) requires rent expense to be recognized on a straight-line basis over the lease term. The difference between the rent due under the stated periods of the lease compared to that of the straight-line basis is recorded as deferred rent within other long-term liabilities in the consolidated balance sheets.

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

At March 31, 2016 and April 3, 2015, deferred rent included in other long-term liabilities in the Company’s consolidated balance sheets was $8.8 million and $8.3 million, respectively.

Income taxes

Accruals for uncertain tax positions are provided for in accordance with the authoritative guidance for accounting for uncertainty in income taxes (ASC 740). The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The authoritative guidance for accounting for uncertainty

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in income taxes also provides guidance on derecognition of income tax assets and liabilities, classification of deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense.

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

Earnings per share

Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding and potential common stock, if dilutive during the period. Potential common stock includes options granted and restricted stock units awarded under the Company’s equity compensation plan which are included in the earnings per share calculations using the treasury stock method, common shares expected to be issued under the Company’s employee stock purchase plan, and shares potentially issuable under the ViaSat 401(k) Profit Sharing Plan in connection with the Company’s decision to pay a discretionary match in common stock or cash. The weighted average number of shares used to calculate basic and diluted net income (loss) per share attributable to ViaSat, Inc. common stockholders is the same for the fiscal year ended April 4, 2014, as the Company incurred a net loss for fiscal year 2014 and inclusion of potential common stock would be antidilutive.

Segment reporting

The Company’s reporting segments, namely its satellite services, commercial networks and government systems segments, are primarily distinguished by the type of customer and the related contractual requirements. The Company’s satellite services segment provides satellite-based broadband services to customers, enterprises, commercial airlines and mobile broadband customers primarily in the United States. The Company’s commercial networks segment develops and offers advanced end-to-end satellite and wireless communication systems, ground networking equipment and space-to-earth connectivity systems, some of which are ultimately used by the Company’s satellite services segment. The Company’s government systems segment develops and offers network-centric, Internet Protocol (IP)-based fixed and mobile secure government communications systems, products, services and solutions and provides global mobile broadband service and product offerings. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the satellite services and commercial networks segments. The Company’s segments are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance (see Note 14).

Recent authoritative guidance

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 limits the requirement to report discontinued operations to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments also require expanded disclosures concerning discontinued operations and disclosures of certain financial results attributable to a disposal of a significant component of an entity that does not qualify for

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discontinued operations reporting. This guidance became effective for the Company beginning in the first quarter of fiscal year 2016 and the guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer. This guidance will replace most existing revenue recognition guidance and will be effective for the Company beginning in fiscal year 2019, including interim periods within that reporting period, based on the FASB decision in July 2015 (ASU 2015-14, Revenue from Contract with Customers — Deferral of the Effective Date) to delay the effective date of the new revenue recognition standard by one year, but providing entities a choice to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU 2016-08, Principal vs Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which clarifies the implementation guidance on identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which provides practical expedient for contract modifications and clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. These standards permit the use of either the retrospective or cumulative effect transition method. The Company has not selected a transition method and is currently evaluating the impact these standards will have on its consolidated financial statements and disclosures.

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

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (ASC 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 provides additional guidance to ASU 2015-03, which did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 noted that staff of the Securities and Exchange Commission (the SEC) would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This new guidance will be effective for the Company in fiscal year 2017, with early adoption permitted. The new guidance shall be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and disclosures.

In April 2015, the FASB issued ASU 2015-05, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 is effective for the Company in fiscal year 2017 with early adoption permitted using either of two methods: (i) prospectively to all arrangements entered into or materially modified after the effective date and represent a change in accounting principle; or (ii) retrospectively. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Income Taxes (ASU 2015-17), which requires entities to classify deferred tax liabilities and assets as non-current in a classified balance sheet. The new guidance can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. ASU 2015-17 will become effective for the Company in fiscal year 2018, with early adoption permitted. The Company early adopted this standard retrospectively and reclassified all of its current deferred tax assets to non-current deferred tax assets on its consolidated balance sheets for all periods presented.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. The new guidance will become effective for the Company beginning in the first quarter of fiscal year 2020, with early adoption permitted. ASU 2016-02 will be adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815). ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument, in and of itself, does not require dedesignation of a hedging relationship. The new guidance will become effective for the Company beginning in the first quarter of fiscal year 2018, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815). ASU 2016-06 clarifies the requirements for assessing whether contingent put or call option in a debt instrument qualifies as a separate derivative. The new guidance is required to be applied on a modified retrospective basis to all existing and future debt instruments of the fiscal year for which the amendments are effective. ASU 2016-06 will become effective for the Company beginning in the first quarter of fiscal year 2018, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-07, Investment — Equity Method and Joint Ventures (Topic 323). ASU 2016-07 eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. ASU 2016-07 will become effective for the Company beginning in the first quarter of fiscal year 2018, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718). ASU 2016-09 simplifies various aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance we become effective for the Company beginning in fiscal year 2018, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Composition of Certain Balance Sheet Captions

	As of March 31, 2016	As of April 3, 2015
	(In thousands)
Accounts receivable, net:
Billed	$146,309	$120,345
Unbilled	141,568	147,049
Allowance for doubtful accounts	(1,153)	(1,055)

	$286,724	$266,339

Inventories:
Raw materials	$46,757	$42,716
Work in process	27,200	22,957
Finished goods	71,204	62,694

	$145,161	$128,367

Prepaid expenses and other current assets:
Prepaid expenses	$43,562	$40,106
Other	5,799	4,596

	$49,361	$44,702

Satellites, net:
Satellite — WildBlue-1 (estimated useful life of 10 years)	$195,890	$195,890
Capital lease of satellite capacity — Anik F2 (estimated useful life of 10 years)	99,090	99,090
Satellite — ViaSat-1 (estimated useful life of 17 years)	363,204	363,204
Satellites under construction	515,696	328,857

	1,173,880	987,041
Less accumulated depreciation and amortization	(275,683)	(224,820)

	$898,197	$762,221

Property and equipment, net:
Equipment and software (estimated useful life of 2-7 years)	$568,663	$511,717
CPE leased equipment (estimated useful life of 4-5 years)	260,409	250,281
Furniture and fixtures (estimated useful life of 7 years)	25,501	20,395
Leasehold improvements (estimated useful life of 2-17 years)	71,895	67,723
Building (estimated useful life of 24 years)	8,923	8,923
Land	41,960	1,621
Construction in progress	73,535	17,890

	1,050,886	878,550
Less accumulated depreciation	(563,976)	(460,528)

	$486,910	$418,022

Other assets:
Deferred income taxes	$134,721	$132,864
Capitalized software costs, net	163,061	119,936
Patents, orbital slots and other licenses, net	16,900	16,900
Other	32,079	57,183

	$346,761	$326,883

Accrued liabilities:
Collections in excess of revenues and deferred revenues	$64,624	$83,528
Accrued employee compensation	35,056	27,953
Accrued vacation	28,646	25,859
Warranty reserve, current portion	7,867	9,235
Current portion of other long-term debt	274	260
Other	47,877	44,491

	$184,344	$191,326

Other liabilities:
Deferred revenue, long-term portion	$5,470	$4,894
Deferred rent, long-term portion	8,808	8,307
Warranty reserve, long-term portion	3,567	6,310
Satellite performance incentives obligation, long-term portion	19,514	$20,121
Deferred income taxes	12	363

	$37,371	$39,995

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

The following tables present the Company’s hierarchy for its assets measured at fair value on a recurring basis as of March 31, 2016 and April 3, 2015:

	Fair Value as of March 31, 2016	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$2,003	$2,003	$—	$—
Foreign currency forward contracts	196	—	196	—

Total assets measured at fair value on a recurring basis	$2,199	$2,003	$196	$—

	Fair Value as of April 3, 2015	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$2,033	$2,033	$—	$—

Total assets measured at fair value on a recurring basis	$2,033	$2,033	$—	$—

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hedge accounting. The Company’s foreign currency forward contracts are valued using standard calculations/models that are primarily based on observable inputs, such as foreign currency exchange rates, or can be corroborated by observable market data (Level 2).

Long-term debt — The Company’s long-term debt consists of borrowings under its revolving credit facility (the Revolving Credit Facility) and its direct loan facility with the Export-Import Bank of the United States for ViaSat-2 (the Ex-Im Credit Facility and, together with the Revolving Credit Facility, the Credit Facilities), as well as $575.0 million in aggregate principal amount of the Company’s 6.875% Senior Notes due 2020 (2020 Notes). Long-term debt related to the Revolving Credit Facility is reported at the outstanding principal amount of borrowings, while long-term debt related to the Ex-Im Credit Facility and 2020 Notes is reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. As of March 31, 2016 and April 3, 2015, the fair value of the Company’s outstanding long-term debt related to the 2020 Notes was determined using quoted prices in active markets (Level 1) and was $597.3 million and $610.9 million, respectively. The fair value of the Company’s long-term debt related to the Revolving Credit Facility approximates its carrying amount due to its variable interest rate, which approximates a market interest rate. As of March 31, 2016, the fair value of the Company’s long-term debt related to the Ex-Im Credit Facility was determined based on a discounted cash flow analysis using observable market interest rates for instruments with similar terms (Level 2) and was approximately $219.9 million.

Satellite performance incentives obligation — The Company’s contract with the manufacturer of ViaSat-1 requires the Company to make monthly in-orbit satellite performance incentive payments, including interest at 7.0%, over a fifteen-year period from December 2011 to December 2026, subject to the continued satisfactory performance of the satellite. The Company recorded the net present value of these expected future payments as a liability and as a component of the cost of the satellite. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentives on a recurring basis. The fair value of the Company’s outstanding satellite performance incentives is estimated to approximate their carrying value based on current rates (Level 2). As of each of March 31, 2016 and April 3, 2015, the Company’s estimated satellite performance incentives obligation and accrued interest was $22.0 million and $22.4 million, respectively.

Note 4 — Goodwill and Acquired Intangible Assets

During fiscal year 2016, the $0.2 million decrease in the Company’s goodwill related to the effects of foreign currency translation recorded mainly within the Company’s government systems and commercial networks segments. During fiscal year 2015, the Company’s goodwill increased by $33.6 million, of which $34.6 million was related to the acquisition of NetNearU recorded within the Company’s government systems segment, partially offset by the effect of foreign currency translation recorded within the Company’s government systems and commercial networks segments.

During fiscal year 2016, $7.7 million of the increase in the Company’s other acquired intangible assets related to the acquisition of Engreen recorded within the Company’s commercial networks segment. All other amounts recorded related to the acquisition of Engreen were not significant. During fiscal year 2015, $24.3 million of the increase in the Company’s other acquired intangible assets related to the acquisition of NetNearU recorded within the Company’s government systems segment. Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of two to ten years. Amortization expense related to other acquired intangible assets was $16.4 million, $18.0 million and $14.6 million for the fiscal years ended March 31, 2016, April 3, 2015 and April 4, 2014, respectively.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of international businesses acquired. Expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
Expected for fiscal year 2017	$9,357
Expected for fiscal year 2018	8,023
Expected for fiscal year 2019	5,510
Expected for fiscal year 2020	4,478
Expected for fiscal year 2021	3,045
Thereafter	3,191

$33,604

The allocation of the other acquired intangible assets and the related accumulated amortization as of March 31, 2016 and April 3, 2015 is as follows:

	Weighted Average Useful Life	As of March 31, 2016			As of April 3, 2015
		Total	Accumulated Amortization	Net book Value	Total	Accumulated Amortization	Net book Value
	(In years)	(In thousands)
Technology	6	$74,848	$(59,921)	$14,927	$67,403	$(55,939)	$11,464
Contracts and customer relationships	8	99,499	(83,928)	15,571	99,556	(74,019)	25,537
Satellite co-location rights	9	8,600	(5,818)	2,782	8,600	(4,893)	3,707
Trade name	3	5,940	(5,918)	22	5,940	(5,788)	152
Other	7	8,717	(8,415)	302	8,722	(7,242)	1,480

Total other acquired intangible assets		$197,604	$(164,000)	$33,604	$190,221	$(147,881)	$42,340

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of March 31, 2016 and April 3, 2015:

	As of March 31, 2016	As of April 3, 2015
	(In thousands)
Senior Notes
2020 Notes	$575,000	$575,000
Unamortized premium on the 2020 Notes	6,374	7,657

Total senior notes, net of premium	581,374	582,657
Less: current portion of the senior notes	—	—

Total senior notes long-term, net	581,374	582,657

Other Long-Term Debt
Revolving Credit Facility	180,000	210,000
Ex-Im Credit Facility (1)	218,157	20,476
Unamortized discount on the Ex-Im Credit Facility (1)	(25,757)	(7,302)
Other	562	822

Total other long-term debt	372,962	223,996
Less: current portion of other long-term debt	274	260

Other long-term debt, net	372,688	223,736

Total debt	954,336	806,653
Less: current portion	274	260

Long-term debt, net	$954,062	$806,393

(1)	As of March 31, 2016, included in Ex-Im Credit Facility and in unamortized discount on the Ex-Im Credit Facility was $21.0 million and $18.7 million, respectively, relating to the exposure fees accrued as of such date expected to be financed under the Ex-Im Credit Facility.

The estimated aggregate amounts and timing of payments on the Company’s long-term debt obligations as of March 31, 2016 for the next five fiscal years and thereafter were as follows (excluding the effects of premium accretion on the 2020 Notes and discount accretion under the Ex-Im Credit Facility, and the amendment of the Revolving Credit Facility in May 2016, which, among other matters, extended the maturity date under the Revolving Credit Facility until May 2021 (or March 2020, if more than $200.0 million of the Company’s 2020 Notes are then outstanding and certain conditions are met)):

For the Fiscal Years Ending
(In thousands)
2017	$263
2018	300
2019	207,270
2020	27,270
2021	602,270
Thereafter	136,346

973,719
Plus: unamortized premium (discount)	(19,383)

Total	$954,336

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revolving Credit Facility

As of March 31, 2016, the Revolving Credit Facility provided a $500.0 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of November 26, 2018. On May 24, 2016, subsequent to fiscal year end, the Company amended its Revolving Credit Facility to, among other matters, increase the size of the revolving line of credit under the Revolving Credit Facility from $500.0 million to $800.0 million and extend the maturity date to May 2021 (or March 2020, if more than $200.0 million of the Company’s 2020 Notes are then outstanding and certain conditions are met).

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. At March 31, 2016, the weighted average effective interest rate on the Company’s outstanding borrowings under the Revolving Credit Facility was 2.44%. The Company has capitalized certain amounts of interest expense on the Revolving Credit Facility in connection with the construction of various assets during the construction period. The Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Revolving Credit Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of March 31, 2016, none of the Company’s subsidiaries guaranteed the Revolving Credit Facility.

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

The Company was in compliance with its financial covenants under the Revolving Credit Facility as of March 31, 2016. At March 31, 2016, the Company had $180.0 million in principal amount of outstanding borrowings under the Revolving Credit Facility and $42.8 million outstanding under standby letters of credit, leaving borrowing availability under the Revolving Credit Facility as of March 31, 2016 of $277.2 million.

Ex-Im Credit Facility

As of March 31, 2016, the Ex-Im Credit Facility provided a $386.7 million senior secured direct loan facility, $343.1 million of which can be used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remainder used to finance the total exposure fees incurred under the Ex-Im Credit Facility of up to $43.6 million (depending on the total amount of financing borrowed under the Ex-Im Credit Facility). The Ex-Im Credit Facility was amended on March 23, 2016 to, among other matters, reduce the total size of the Ex-Im Credit Facility from $524.9 million to $386.7 million to reflect revised estimates of ViaSat-2 project expenses, the fact that payments to the launch service provider for the ViaSat-2 satellite will no longer be financed under the Ex-Im Credit Facility and the associated reduction in completion exposure fees.

Borrowings under the Ex-Im Credit Facility bear interest at a fixed rate of 2.38% and are required to be repaid in 16 approximately equal semi-annual installments, commencing approximately six months after the in-orbit acceptance date of the ViaSat-2 satellite (or, if earlier, on April 15, 2018), with a maturity date of October 15, 2025. Exposure fees of $6.0 million were incurred in connection with the initial borrowing under the Ex-Im Credit Facility, with the remaining exposure fees payable by the in-orbit acceptance date for ViaSat-2. Exposure fees under the Ex-Im Credit Facility are amortized using the effective interest rate method. The effective interest rate on the Company’s outstanding borrowings under the Ex-Im Credit Facility, which takes into account estimated timing and amount of borrowings, exposure fees, debt issuance costs and other fees, was

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated to be between 4.1% and 4.9% as of March 31, 2016. The Ex-Im Credit Facility is guaranteed by ViaSat and is secured by first-priority liens on the ViaSat-2 satellite and related assets, as well as a pledge of the capital stock of the borrower under the facility.

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

The Company was in compliance with its financial covenants under the Ex-Im Credit Facility as of March 31, 2016. At March 31, 2016, the Company had $197.2 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility and had accrued $21.0 million in completion exposure fees expected to be financed under the Ex-Im Credit Facility. As of March 31, 2016, the undrawn commitment under the Ex-Im Credit Facility was $168.5 million (excluding $21.0 million of accrued completion exposure fees), of which $151.9 million was available to finance ViaSat-2 related costs once incurred. The borrowings under the Ex-Im Credit Facility were issued with a discount of $28.1 million (comprising the initial $6.0 million exposure fee, the completion exposure fees accrued as of March 31, 2016 and other customary fees). The borrowings under the Ex-Im Credit Facility are recorded as long-term debt, net of discount, in the Company’s consolidated financial statements. The discount and deferred financing cost associated with the issuance of the borrowings under the Ex-Im Credit Facility is amortized to interest expense on an effective interest rate basis over the term of the borrowings under the Ex-Im Credit Facility.

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

The 2020 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of March 31, 2016, none of the Company’s subsidiaries guaranteed the 2020 Notes. The 2020 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2020 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2020 Notes, and are senior in right of payment to all of their existing and future subordinated indebtedness.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 6 — Common Stock and Stock Plans

In February 2016, the Company filed a universal shelf registration statement with the SEC for the future sale of an unlimited amount of common stock, preferred stock, debt securities, depositary shares, warrants, and rights. The securities may be offered from time to time, separately or together, directly by the Company, by selling security holders, or through underwriters, dealers or agents at amounts, prices, interest rates and other terms to be determined at the time of the offering.

In November 1996, the Company adopted the 1996 Equity Participation Plan (the Equity Participation Plan). The Equity Participation Plan provides for the grant to executive officers, other key employees, consultants and non-employee directors of the Company a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, restricted stock units and performance awards. From November 1996 to September 2015 through various amendments of the Equity Participation Plan, the Company increased the maximum number of shares reserved for issuance under this plan to 25,200,000 shares. The Company believes that such awards better align the interests of its employees with those of its stockholders. Shares of the Company’s common stock granted under the Equity Participation Plan in the form of stock options or stock appreciation right are counted against the Equity Participation Plan share reserve on a one for one basis. Shares of the Company’s common stock granted under the Equity Participation Plan as an award other than as an option or as a stock appreciation right with a per share purchase price lower than 100% of fair market value on the date of grant are counted against the Equity Participation Plan share reserve as two shares for each share of common stock prior to September 22, 2010 and subsequent to September 19, 2012, and as 2.65 shares for each share of common stock during the period beginning on September 22, 2010 and ending on

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 19, 2012. Restricted stock units are granted to eligible employees and directors and represent rights to receive shares of common stock at a future date.

In November 1996, the Company adopted the ViaSat, Inc. Employee Stock Purchase Plan (the Employee Stock Purchase Plan) to assist employees in acquiring a stock ownership interest in the Company and to encourage them to remain in the employment of the Company. The Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. In September 2015, the Company amended the Employee Stock Purchase Plan to increase the maximum number of shares reserved for issuance under this plan from 2,550,000 shares to 2,850,000 shares. To facilitate participation for employees located outside of the United States in light of non-U.S. law and other considerations, the amended Employee Stock Purchase Plan also provides for the grant of purchase rights that are not intended to be tax-qualified. The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during specified six-month offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the Employee Stock Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower.

Total stock-based compensation expense recognized in accordance with the authoritative guidance for share-based payments was as follows:

	Fiscal Years Ended
	March 31, 2016	April 3, 2015	April 4, 2014
	(In thousands)
Stock-based compensation expense before taxes	$47,510	$39,353	$33,639
Related income tax benefits	(18,089)	(14,889)	(12,685)

Stock-based compensation expense, net of taxes	$29,421	$24,464	$20,954

For fiscal years 2016, 2015 and 2014 the Company recorded no incremental tax benefits from stock options exercised and restricted stock unit awards vesting as the excess tax benefit from stock options exercised and restricted stock unit awards vesting increased the Company’s net operating loss carryforward.

The Company has no awards with market or performance conditions. The compensation cost that has been charged against income for the Equity Participation Plan under the authoritative guidance for share-based payments was $45.2 million, $37.2 million and $31.7 million, and for the Employee Stock Purchase Plan was $2.3 million, $2.1 million and $1.9 million, for the fiscal years ended March 31, 2016, April 3, 2015 and April 4, 2014, respectively. The Company capitalized $5.6 million, $2.5 million and $1.6 million of stock-based compensation expense as a part of the cost for software development for resale included in other assets and as a part of the equipment and software for the internal use included in property, equipment and satellites for fiscal years 2016, 2015 and 2014, respectively.

As of March 31, 2016, total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Equity Participation Plan (including stock options and restricted stock units) and the Employee Stock Purchase Plan was $130.1 million and $0.7 million, respectively. These costs are expected to be recognized over a weighted average period of 2.6 years and 2.8 years, for stock options and restricted stock units, respectively, under the Equity Participation Plan and less than six months for the Employee Stock Purchase Plan.

Stock options and employee stock purchase plan. The Company’s employee stock options typically have a simple four-year vesting schedule and a six to ten year contractual term. The weighted average estimated fair

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of employee stock options granted and employee stock purchase plan shares issued during fiscal year 2016 was $20.35 and $13.37 per share, respectively, during fiscal year 2015 was $22.22 and $14.18 per share, respectively, and during fiscal year 2014 was $23.03 and $16.32 per share, respectively, using the Black-Scholes model with the following weighted average assumptions (annualized percentages):

	Employee Stock Options			Employee Stock Purchase Plan
	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014
Volatility	32.9%	34.0%	40.2%	24.6%	30.6%	34.3%
Risk-free interest rate	1.7%	1.7%	1.3%	0.3%	0.1%	0.1%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected life	5.5 years	5.5 years	5.5 years	0.5 years	0.5 years	0.5 years

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

A summary of employee stock option activity for fiscal year 2016 is presented below:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)
Outstanding at April 3, 2015	1,827,143	$46.90
Options granted	439,000	61.42
Options canceled	—	—
Options exercised	(432,706)	31.25

Outstanding at March 31, 2016	1,833,437	$54.07	3.57	$35,593

Vested and exercisable at March 31, 2016	921,513	$47.84	2.40	$23,632

The total intrinsic value of stock options exercised during fiscal years 2016, 2015 and 2014 was $14.5 million, $28.9 million and $25.9 million, respectively. All options issued under the Company’s stock option plans have an exercise price equal to the fair market value of the Company’s stock on the date of the grant.

Restricted stock units. Restricted stock units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. There is no exercise price and no monetary payment required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock units generally vest over four years. Compensation cost for these awards is based on the fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. For fiscal years 2016, 2015 and 2014, the Company recognized $38.4 million, $31.4 million and $26.7 million, respectively, in stock-based compensation expense related to these restricted stock unit awards.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The per unit weighted average grant date fair value of restricted stock units granted during fiscal years 2016, 2015 and 2014 was $61.81, $65.20 and $61.52, respectively. A summary of restricted stock unit activity for fiscal year 2016 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding at April 3, 2015	1,973,921	$55.42
Awarded	1,153,513	61.81
Forfeited	(55,052)	58.48
Released	(703,043)	52.30

Outstanding at March 31, 2016	2,369,339	$59.39

Vested and deferred at March 31, 2016	132,670	$35.30

The total fair value of shares vested related to restricted stock units during the fiscal years 2016, 2015 and 2014 was $43.8 million, $30.6 million and $25.2 million, respectively.

Note 7 — Shares Used In Computing Diluted Net Income (Loss) Per Share

	Fiscal Years Ended
	March 31, 2016	April 3, 2015	April 4, 2014
	(In thousands)
Weighted average:
Common shares outstanding used in calculating basic net income (loss) per share attributable to ViaSat, Inc. common stockholders	48,464	47,139	45,744
Options to purchase common stock as determined by application of the treasury stock method	281	475	—
Restricted stock units to acquire common stock as determined by application of the treasury stock method	533	515	—
Potentially issuable shares in connection with certain terms of the ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan	167	156	—

Shares used in computing diluted net income (loss) per share attributable to ViaSat, Inc. common stockholders	49,445	48,285	45,744

Antidilutive shares relating to stock options excluded from the calculation comprised 810,231 and 451,038 shares for the fiscal years ended March 31, 2016 and April 3, 2015, respectively. Antidilutive shares relating to restricted stock units excluded from the calculation comprised 4,138 and 285,481 for the fiscal years ended March 31, 2016 and April 3, 2015, respectively.

The weighted average number of shares used to calculate basic and diluted net income (loss) per share attributable to ViaSat, Inc. common stockholders is the same for the fiscal year ended April 4, 2014, as the Company incurred a net loss attributable to ViaSat, Inc. common stockholders for the fiscal year ended April 4, 2014 and inclusion of potentially dilutive shares of common stock would be antidilutive. Potentially dilutive shares of common stock excluded from the calculation for the fiscal year ended April 4, 2014 were 920,113 shares relating to stock options, 618,113 shares relating to restricted stock units and 151,619 shares relating to certain terms of the ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Income Taxes

The components of income (loss) before income taxes by jurisdiction are as follows:

	Fiscal Years Ended
	March 31, 2016	April 3, 2015	April 4, 2014
	(In thousands)
United States	$20,280	$58,185	$(31,850)
Foreign	(2,683)	(4,467)	(2,754)

	$17,597	$53,718	$(34,604)

The (benefit from) provision for income taxes includes the following:

	Fiscal Years Ended
	March 31, 2016	April 3, 2015	April 4, 2014
	(In thousands)
Current tax provision
Federal	$132	$(216)	$798
State	543	1,507	540
Foreign	148	115	12

	823	1,406	1,350

Deferred tax (benefit) provision
Federal	2,266	14,546	(11,188)
State	(7,090)	(1,477)	(16,032)
Foreign	(172)	(648)	(77)

	(4,996)	12,421	(27,297)

Total (benefit from) provision for income taxes	$(4,173)	$13,827	$(25,947)

Significant components of the Company’s net deferred tax assets are as follows:

	As of
	March 31, 2016	April 3, 2015
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$222,332	$223,642
Tax credit carryforwards	129,333	112,183
Other	64,459	72,807
Valuation allowance	(17,089)	(15,550)

Total deferred tax assets	399,035	393,082
Deferred tax liabilities:
Intangible assets	(82,295)	(66,340)
Property, equipment and satellites	(182,030)	(194,242)

Total deferred tax liabilities	(264,325)	(260,582)

Net deferred tax assets	$134,710	$132,500

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the (benefit from) provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Fiscal Years Ended
	March 31, 2016	April 3, 2015	April 4, 2014
	(In thousands)
Tax provision (benefit) at federal statutory rate	$6,167	$18,808	$(12,132)
State tax provision, net of federal benefit	1,197	4,014	(3,555)
Tax credits, net of valuation allowance	(16,016)	(14,055)	(13,217)
Non-deductible compensation	2,457	1,966	1,337
Non-deductible meals and entertainment	751	759	678
Stock-based compensation	551	478	232
Change in state effective tax rate	(354)	508	(308)
Foreign effective tax rate differential, net of valuation allowance	859	898	536
Other	215	451	482

Total (benefit from) provision for income taxes	$(4,173)	$13,827	$(25,947)

As of March 31, 2016, the Company had federal and state research credit carryforwards of $96.7 million and $104.0 million, respectively, which begin to expire in fiscal year 2026 and fiscal year 2018, respectively. As of March 31, 2016, the Company had alternative minimum tax (AMT) and foreign tax credit (FTC) carryforwards of $0.4 million and $1.2 million, respectively. The AMT credit does not expire and the FTC begins to expire in fiscal year 2021. As of March 31, 2016, the Company had federal and state net operating loss carryforwards of $708.6 million and $585.5 million, respectively, which begin to expire in fiscal year 2020 and fiscal year 2016, respectively.

The Company recognizes excess tax benefits associated with share-based compensation to stockholders’ equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, the Company follows the with-and-without approach excluding any indirect effects of the excess tax deductions. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company. During fiscal year 2016, the Company did not realize any excess tax benefits. As of March 31, 2016, the Company had $52.9 million of unrealized excess tax benefits associated with share-based compensation. These tax benefits will be accounted for as a credit to additional paid-in capital if and when realized, rather than a reduction of the provision for income taxes.

In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Future realization of existing deferred tax assets ultimately depends on future profitability and the existence of sufficient taxable income of appropriate character (for example, ordinary income versus capital gains) within the carryforward period available under tax law. In the event that the Company’s estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established which would cause a decrease to income in the period such determination is made. A valuation allowance of $17.1 million at March 31, 2016 and $15.6 million at April 3, 2015 has been established relating to state net operating loss carryforwards and research credit carryforwards that, based on management’s estimate of future taxable income attributable to certain states and generation of additional research credits, are considered more likely than not to expire unused.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	As of
	March 31, 2016	April 3, 2015	April 4, 2014
	(In thousands)
Balance, beginning of fiscal year	$41,769	$37,395	$34,491
(Decrease) increase related to prior year tax positions	(586)	524	(249)
Increases related to current year tax positions	3,897	3,897	4,459
Statute expirations	—	(47)	(1,306)

Balance, end of fiscal year	$45,080	$41,769	$37,395

Of the total unrecognized tax benefits at March 31, 2016, $36.8 million would reduce the Company’s annual effective tax rate if recognized, subject to valuation allowance consideration.

In the next twelve months it is reasonably possible that the amount of unrecognized tax benefits will not change significantly.

The Company is subject to periodic audits by domestic and foreign tax authorities. By statute, the Company’s U.S. federal income tax returns are subject to examination by the Internal Revenue Service (“IRS”) for fiscal years 2013 through 2015. Additionally, tax credit carryovers that were generated in prior years and utilized in these years may also be subject to examination by the IRS. With few exceptions, fiscal years 2012 to 2015 remain open to examination by state and foreign taxing jurisdictions. The Company believes that it has appropriate support for the income tax positions taken on its tax returns and its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest or penalties associated with uncertain tax positions as of March 31, 2016 and April 3, 2015.

Note 9 — Acquisitions and Strategic Partnering Arrangements

Eutelsat equity strategic partnering arrangements

In February 2016, the Company entered into a framework and subscription agreement (the Framework Agreement) with Eutelsat, pursuant to which the Company has agreed to enter into a strategic partnering arrangement with Eutelsat to own and operate satellite broadband infrastructure and equipment and provide satellite-based broadband internet services in the European region. The arrangement will consist of two entities coordinating efforts to expand the European broadband market: an entity to be owned 51% by Eutelsat and 49% by the Company following the closing will own and operate Eutelsat’s KA-SAT satellite and related assets and offer wholesale satellite capacity services in the European region; and an entity to be owned 51% by the Company and 49% by Eutelsat following the closing will purchase wholesale satellite capacity services and offer retail satellite-based broadband internet services in the European region. At the closing under the Framework Agreement, Eutelsat will contribute and transfer assets relating to Eutelsat’s existing wholesale satellite broadband business (including its KA-SAT satellite) to a newly formed subsidiary of Eutelsat in exchange for the issuance of new shares in such subsidiary, and following such contribution and issuance, the Company will purchase 49% of the issued shares of Eutelsat’s subsidiary from Eutelsat for €132.5 million and, similarly, Eutelsat will purchase 49% of the issued shares of a second newly formed subsidiary of the Company for an immaterial amount. Also at the closing, the Company and Eutelsat will enter into shareholders’ agreements and other ancillary agreements with respect to the ownership, management and operation of the two entities. The

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

closing of the transactions under the Framework Agreement is subject to customary conditions, including the receipt of required regulatory approvals and third-party consents. The Company currently anticipates that the closing will occur in the second quarter of fiscal year 2017.

NetNearU acquisition

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NetNearU has developed a comprehensive network management system for Wi-Fi and other internet access networks that the Company has used to extend the Company’s Exede® broadband services to a wider subscriber base in multiple markets, including commercial airlines, live events, hospitality, enterprise networking and government broadband projects. NetNearU’s primary operations currently support government applications with the potential for future expansion into commercial applications. These current benefits and additional opportunities were among the factors that were taken into account in setting the purchase price and contributed to the recognition of preliminary estimated goodwill, which was recorded within the Company’s government systems segment. The intangible assets and goodwill recognized are not deductible for federal income tax purposes.

The consolidated financial statements include the operating results of NetNearU from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was insignificant to the financial statements for all periods presented.

Note 10 — Employee Benefits

The Company is a sponsor of a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code. Under the plan, the Company may make discretionary contributions to the plan which vest over six years. The Company’s discretionary matching contributions to the plan are based on the amount of employee contributions and can be made in cash or the Company’s common stock at the Company’s election. Subsequent to the 2016 fiscal year end, the Company elected to settle the discretionary contributions liability in shares of the Company’s common stock, consistent with fiscal year 2015. Based on the closing price of the Company’s common stock at the 2016 fiscal year end, the Company would issue 184,889 shares of common stock at this time. Discretionary contributions accrued by the Company as of March 31, 2016 and April 3, 2015 amounted to $13.6 million and $11.6 million, respectively.

Note 11 — Commitments

In May 2013, the Company entered into an agreement to purchase ViaSat-2, the Company’s second high-capacity Ka-band satellite, from The Boeing Company (Boeing) at a price of approximately $358.0 million, plus an additional amount for launch support services to be performed by Boeing.

During the fourth quarter of fiscal year 2016, construction also commenced on two ViaSat-3 class satellites, the Company’s third-generation high-capacity Ka-band satellite design, pursuant to a limited authorization to proceed entered into with the satellite manufacturer under which the Company’s payment obligations are limited to $56.5 million in the aggregate.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the satellite construction arrangements described above, the Company also enters into various other satellite-related purchase commitments, including with respect to the provision of launch services, operation of our satellites and satellite insurance. As of March 31, 2016, future minimum payments under the ViaSat-2 satellite construction contract, the ViaSat-3 limited authorization to proceed and other satellite-related purchase commitments for the next five fiscal years and thereafter were as follows:

Fiscal Years Ending	(In thousands)
2017	$175,935
2018	36,056
2019	53,345
2020	49,345
2021	1,470
Thereafter	15,032

$331,183

In January 2008, the Company entered into several agreements with Space Systems/Loral, Inc. (SS/L), its former parent company Loral Space & Communications, Inc. (Loral) and Telesat Canada related to the Company’s ViaSat-1 satellite, which was placed into service in January 2012. The Company’s contract with SS/L requires monthly in-orbit satellite performance incentive payments, including interest, over a fifteen-year period from December 2011 until December 2026, subject to the continued satisfactory performance of the satellite. The Company recorded the net present value of these expected future payments as a liability and as a component of the cost of the satellite during the third quarter of fiscal year 2012. As of March 31, 2016, the Company’s estimated satellite performance incentives obligation and accrued interest was approximately $22.0 million, of which $2.5 million and $19.5 million have been classified current in accrued liabilities and non-current in other liabilities, respectively. Under the satellite construction contract with SS/L, the Company may incur up to $32.0 million in total costs for satellite performance incentives obligation and related interest earned over the fifteen-year period with potential future minimum payments of $2.1 million, $2.3 million, $2.4 million, $2.6 million and $2.8 million in fiscal years 2017, 2018, 2019, 2020 and 2021, respectively, with $19.8 million commitments thereafter.

The Company has various other purchase commitments under satellite capacity agreements which are used to provide satellite networking services to its customers for future minimum payments of approximately $44.8 million, $15.4 million, $11.7 million, $9.5 million, $3.7 million and none in fiscal years 2017, 2018, 2019, 2020, 2021 and thereafter, respectively.

The Company leases office and other facilities under non-cancelable operating leases with initial terms ranging from one to fifteen years which expire between fiscal year 2017 and fiscal year 2027 and provide for pre-negotiated fixed rental rates during the terms of the lease. Certain of the Company’s facilities leases contain option provisions which allow for extension of the lease terms.

For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as rent expense on a straight-line basis over the lease term as that term is defined in the authoritative guidance for leases including any option periods considered in the lease term and any periods during which the Company has use of the property but is not charged rent by a landlord (“rent holiday”). Leasehold improvement incentives paid to the Company by a landlord are recorded as a liability and amortized as a reduction of rent expense over the lease term. Total rent expense was $27.7 million, $24.5 million and $22.3 million in fiscal years 2016, 2015 and 2014, respectively.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2016, future minimum lease payments for the next five fiscal years and thereafter were as follows:

Fiscal Years Ending	(In thousands)
2017	$29,816
2018	26,802
2019	23,842
2020	20,028
2021	19,787
Thereafter	85,416

$205,691

Note 12 — Contingencies and Certain Matters Resolved During Fiscal Year 2015

Contingencies

From time to time, the Company is involved in a variety of claims, suits, investigations and proceedings arising in the ordinary course of business, including government investigations and claims, and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters. Such matters could result in fines; penalties, compensatory, treble or other damages; or non-monetary relief. A violation of government contract laws and regulations could also result in the termination of our government contracts or debarment from bidding on future government contracts. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, the Company believes that the resolution of its current pending matters will not have a material adverse effect on its business, financial condition, results of operations or liquidity.

In March 2016, the Company’s majority-owned subsidiary TrellisWare was informed by the Civil Division of the U.S. Attorney’s Office for the Southern District of California that it is investigating TrellisWare’s eligibility for certain prior government contracts and whether TrellisWare’s conduct in connection therewith violated the False Claims Act. At this time, the Company cannot determine whether the government will initiate a case and, if so, whether TrellisWare would be liable for any damages or penalties, or in what amount. Although the outcome of this investigation is difficult to predict, an unfavorable resolution could have a material impact on the Company’s financial results.

The Company has contracts with various U.S. government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal year 2016. As of March 31, 2016, the DCAA had completed its incurred cost audit for fiscal year 2004 and approved the Company’s incurred cost claims for fiscal years 2005 through 2015 without further audit. Although the Company has recorded contract revenues subsequent to fiscal

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year 2015 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of March 31, 2016 and April 3, 2015, the Company had $2.5 million and $4.3 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on status of the related contracts.

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

$108,712

During fiscal year 2016, the Company recorded $27.5 million with respect to amounts realized under the Settlement Agreement, of which $25.3 million was recognized as product revenues in the Company’s satellite services segment and $2.2 million was recognized as interest income in the consolidated financial statements. During fiscal year 2015, the Company recorded $53.7 million with respect to amounts realized under the Settlement Agreement, of which $33.0 million was recognized as product revenues and $18.7 million was recognized as a reduction to SG&A expenses in the Company’s satellite services segment, and $2.0 million was recognized as interest income in the consolidated financial statements. The remaining payments under the Settlement Agreement will be recognized in future periods when realized, and will be recorded as product revenues in the satellite services segment and interest income.

Note 13 — Product Warranty

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as accrued liabilities and amounts expected to be incurred beyond twelve months are classified as other liabilities in the consolidated financial statements. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, the Company bases its estimates on its experience with the technology involved and the types of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and in

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual in fiscal years 2016, 2015 and 2014.

	Fiscal Years Ended
	March 31, 2016	April 3, 2015	April 4, 2014
	(In thousands)
Balance, beginning of period	$15,545	$17,023	$14,107
Change in liability for warranties issued in period	4,327	5,725	10,110
Settlements made (in cash or in kind) during the period	(8,438)	(7,203)	(7,194)

Balance, end of period	$11,434	$15,545	$17,023

Note 14 — Segment Information

The Company’s reporting segments, comprised of the satellite services, commercial networks and government systems segments, are primarily distinguished by the type of customer and the related contractual requirements. The Company’s satellite services segment provides satellite-based broadband services to consumers, enterprises, commercial airlines and mobile broadband customers primarily in the United States. The Company’s commercial networks segment develops and offers advanced end-to-end satellite and wireless communication systems, ground networking equipment and space-to-earth connectivity systems, some of which are ultimately used by the Company’s satellite services segment. The Company’s government systems segment develops and offers network-centric, IP-based fixed and mobile secure government communications systems, products, services and solutions and provides global mobile broadband service and product offerings. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the satellite services and commercial networks segments. The Company’s segments are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment revenues and operating profits (losses) for the fiscal years ended March 31, 2016, April 3, 2015 and April 4, 2014 were as follows:

	Fiscal Years Ended
	March 31, 2016	April 3, 2015	April 4, 2014
	(In thousands)
Revenues:
Satellite Services
Product (1)	$25,606	$33,576	$42
Service	533,628	466,284	390,666

Total	559,234	499,860	390,708
Commercial Networks
Product	228,694	331,052	378,577
Service	22,042	16,078	16,944

Total	250,736	347,130	395,521
Government Systems
Product	410,521	363,446	407,119
Service	196,940	172,099	158,114

Total	607,461	535,545	565,233
Elimination of intersegment revenues	—	—	—

Total revenues	$1,417,431	$1,382,535	$1,351,462

Operating profits (losses):
Satellite Services (2)	$81,830	$62,379	$(45,991)
Commercial Networks	(111,339)	(33,616)	(12,134)
Government Systems	87,066	72,347	76,038
Elimination of intersegment operating profits	—	—	—

Segment operating profit before corporate and amortization of acquired intangible assets	57,557	101,110	17,913
Corporate	—	—	—
Amortization of acquired intangible assets	(16,438)	(17,966)	(14,614)

Income from operations	$41,119	$83,144	$3,299

(1)	Product revenues in the satellite services segment included $25.3 million and $33.0 million for the fiscal years ended March 31, 2016, and April 3, 2015, respectively, relating to amounts realized under the Settlement Agreement. See Note 12.
(2)	Operating profits for the satellite services segment included $25.3 million and $51.8 million for the fiscal years ended March 31, 2016, and April 3, 2015, respectively, relating to amounts realized under the Settlement Agreement. See Note 12.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. The Company’s property and equipment, including its satellites, earth stations and other networking equipment, are assigned to corporate assets as they are available for use by the various segments throughout their estimated useful lives. Segment assets as of March 31, 2016, April 3, 2015 and April 4, 2014 were as follows:

	As of March 31, 2016	As of April 3, 2015	As of April 4, 2014
	(In thousands)
Segment assets:
Satellite Services	$57,529	$63,790	$73,382
Commercial Networks	212,943	217,268	229,455
Government Systems	311,927	273,313	206,848

Total segment assets	582,399	554,371	509,685
Corporate assets	1,823,447	1,604,007	1,450,430

Total assets	$2,405,846	$2,158,378	$1,960,115

Other acquired intangible assets, net and goodwill included in segment assets as of March 31, 2016 and April 3, 2015 were as follows:

	Other Acquired Intangible Assets, Net		Goodwill
	As of March 31, 2016	As of April 3, 2015	As of March 31, 2016	As of April 3, 2015
	(In thousands)
Satellite Services	$8,751	$17,873	$9,809	$9,809
Commercial Networks	6,581	1,443	43,990	43,994
Government Systems	18,272	23,024	63,241	63,438

Total	$33,604	$42,340	$117,040	$117,241

Amortization of acquired intangible assets by segment for the fiscal years ended March 31, 2016, April 3, 2015 and April 4, 2014 was as follows:

	Fiscal Years Ended
	March 31, 2016	April 3, 2015	April 4, 2014
	(In thousands)
Satellite Services	$9,122	$11,058	$11,058
Commercial Networks	2,569	1,452	1,337
Government Systems	4,747	5,456	2,219

Total amortization of acquired intangible assets	$16,438	$17,966	$14,614

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue information by geographic area for the fiscal years ended March 31, 2016, April 3, 2015 and April 4, 2014 was as follows:

	Fiscal Years Ended
	March 31, 2016	April 3, 2015	April 4, 2014
	(In thousands)
United States	$1,207,651	$1,149,700	$1,044,737
Europe, Middle East and Africa	80,202	89,982	127,696
Asia, Pacific	79,213	81,397	147,063
North America other than United States	38,957	51,661	25,811
Central and Latin America	11,408	9,795	6,155

Total revenues	$1,417,431	$1,382,535	$1,351,462

The Company distinguishes revenues from external customers by geographic area based on customer location.

The net book value of long-lived assets located outside the United States was $23.7 million at March 31, 2016, $14.3 million at April 3, 2015 and $18.5 million at April 4, 2014.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Three Fiscal Years Ended March 31, 2016

Date	Allowance for Doubtful Accounts
(In thousands)
Balance, March 29, 2013	$1,434
Charged (credited) to costs and expenses	4,591
Deductions	(4,471)

Balance, April 4, 2014	$1,554
Charged (credited) to costs and expenses	3,822
Deductions	(4,321)

Balance, April 3, 2015	$1,055
Charged (credited) to costs and expenses	5,885
Deductions	(5,787)

Balance, March 31, 2016	$1,153

Date	Deferred Tax Asset Valuation Allowance
(In thousands)
Balance, March 29, 2013	$15,965
Charged (credited) to costs and expenses	(3,133)
Deductions	—

Balance, April 4, 2014	$12,832
Charged (credited) to costs and expenses	2,718
Deductions	—

Balance, April 3, 2015	$15,550
Charged (credited) to costs and expenses	1,539
Deductions	—

Balance, March 31, 2016	$17,089

II-1