Form 10-Q
period 2016-06-30
VIASAT INC
filed 2016-08-09
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016.

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of July 29, 2016 was 49,286,977.

VIASAT, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of June 30, 2016	As of March 31, 2016
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$47,252	$42,088
Accounts receivable, net	262,670	286,724
Inventories	155,511	145,161
Prepaid expenses and other current assets	53,453	47,583

Total current assets	518,886	521,556

Satellites, net	961,252	898,197
Property and equipment, net	501,645	486,910
Other acquired intangible assets, net	31,039	33,604
Goodwill	116,560	117,040
Other assets	361,867	340,005

Total assets	$2,491,249	$2,397,312

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$94,413	$95,645
Accrued liabilities	156,894	184,344

Total current liabilities	251,307	279,989

Senior notes, net	575,330	575,304
Other long-term debt, net	458,730	370,224
Other liabilities	37,928	37,371

Total liabilities	1,323,295	1,262,888

Commitments and contingencies (Note 8)
Equity:
ViaSat, Inc. stockholders’ equity
Common stock	5	5
Paid-in capital	887,637	855,387
Retained earnings	275,559	273,704
Accumulated other comprehensive (loss) income	(857)	7

Total ViaSat, Inc. stockholders’ equity	1,162,344	1,129,103
Noncontrolling interest in subsidiary	5,610	5,321

Total equity	1,167,954	1,134,424

Total liabilities and equity	$2,491,249	$2,397,312

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	June 30, 2016	June 30, 2015
	(in thousands, except per share data)
Revenues:
Product revenues	$160,676	$168,348
Service revenues	202,454	176,030

Total revenues	363,130	344,378
Operating expenses:
Cost of product revenues	120,680	125,830
Cost of service revenues	127,582	117,609
Selling, general and administrative	79,400	71,107
Independent research and development	25,177	15,608
Amortization of acquired intangible assets	2,513	4,810

Income from operations	7,778	9,414
Other income (expense):
Interest income	323	696
Interest expense	(5,134)	(6,584)

Income before income taxes	2,967	3,526
Provision for income taxes	810	1,007

Net income	2,157	2,519
Less: Net income (loss) attributable to the noncontrolling interest, net of tax	302	(89)

Net income attributable to ViaSat, Inc.	$1,855	$2,608

Basic net income per share attributable to ViaSat, Inc. common stockholders	$0.04	$0.05
Diluted net income per share attributable to ViaSat, Inc. common stockholders	$0.04	$0.05
Shares used in computing basic net income per share	49,133	47,918
Shares used in computing diluted net income per share	50,170	48,840

Comprehensive income:
Net income	$2,157	$2,519
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on hedging, net of tax	(100)	114
Foreign currency translation adjustments, net of tax	(764)	867

Other comprehensive (loss) income, net of tax	(864)	981

Comprehensive income	1,293	3,500
Less: comprehensive income (loss) attributable to the noncontrolling interest, net of tax	302	(89)

Comprehensive income attributable to ViaSat, Inc.	$991	$3,589

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	June 30, 2016	June 30, 2015
	(In thousands)
Cash flows from operating activities:
Net income	$2,157	$2,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	49,772	46,205
Amortization of intangible assets	10,226	11,106
Deferred income taxes	(183)	1,100
Stock-based compensation expense	12,761	10,709
Loss on disposition of fixed assets	8,088	9,599
Other non-cash adjustments	2,761	2,453
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	21,938	(30,165)
Inventories	(11,737)	(3,117)
Other assets	(8,835)	(4,643)
Accounts payable	(18,340)	(3,391)
Accrued liabilities	(7,636)	(23,042)
Other liabilities	1,146	(1,347)

Net cash provided by operating activities	62,118	17,986
Cash flows from investing activities:
Purchase of property, equipment and satellites	(120,577)	(65,954)
Cash paid for patents, licenses and other assets	(21,003)	(17,145)
Payments related to acquisition of business, net of cash acquired	—	(3,613)
Other investing activities	(504)	—

Net cash used in investing activities	(142,084)	(86,712)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	20,000	85,000
Payments of revolving credit facility borrowings	—	(70,000)
Proceeds from Ex-Im credit facility borrowings, net of discount	67,236	40,295
Payment of debt issuance costs	(6,322)	(803)
Proceeds from issuance of common stock under equity plans	6,709	5,170
Purchase of common stock in treasury (immediately retired) related to tax withholdings for stock-based compensation	(1,937)	(531)
Other financing activities	(376)	(372)

Net cash provided by financing activities	85,310	58,759
Effect of exchange rate changes on cash	(180)	198

Net increase (decrease) in cash and cash equivalents	5,164	(9,769)
Cash and cash equivalents at beginning of period	42,088	52,263

Cash and cash equivalents at end of period	$47,252	$42,494

Non-cash investing and financing activities:
Issuance of common stock in satisfaction of certain accrued employee compensation liabilities	$13,080	$11,609
Capital expenditures not paid for	$21,798	$8,566
Exposure fees on Ex-Im credit facility expected to be financed through Ex-Im credit facility	$7,382	$—

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(UNAUDITED)

	ViaSat, Inc. Stockholders					Noncontrolling Interest in Subsidiary	Total
	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings
	(In thousands, except share data)
Balance at March 31, 2016	48,926,417	$5	$855,387	$273,704	$7	$5,321	$1,134,424
Exercise of stock options	35,975	—	1,817	—	—	—	1,817
Issuance of stock under Employee Stock Purchase Plan	94,339	—	4,892	—	—	—	4,892
Stock-based compensation	—	—	14,398	—	—	—	14,398
Shares issued in settlement of certain accrued employee compensation liabilities	176,731	—	13,080	—	—	—	13,080
RSU awards vesting, net of shares withheld for taxes which have been retired	45,985	—	(1,937)	—	—	—	(1,937)
Other noncontrolling interest activity	—	—	—	—	—	(13)	(13)
Net income	—	—	—	1,855	—	302	2,157
Other comprehensive loss, net of tax	—	—	—	—	(864)	—	(864)

Balance at June 30, 2016	49,279,447	$5	$887,637	$275,559	$(857)	$5,610	$1,167,954

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation

The accompanying condensed consolidated balance sheet at June 30, 2016, the condensed consolidated statements of operations and comprehensive income for the three months ended June 30, 2016 and 2015, the condensed consolidated statements of cash flows for the three months ended June 30, 2016 and 2015 and the condensed consolidated statement of equity for the three months ended June 30, 2016 have been prepared by the management of ViaSat, Inc. (also referred to hereafter as the Company or ViaSat), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended March 31, 2016 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 31, 2016 included in the Company’s Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

The Company’s condensed consolidated financial statements include the assets, liabilities and results of operations of ViaSat, its wholly owned subsidiaries and TrellisWare Technologies, Inc. (TrellisWare), a majority-owned subsidiary. All significant intercompany amounts have been eliminated.

During the first quarter of fiscal year 2016, the Company completed the acquisition of Engreen Inc. (Engreen), a privately held company focused on network function virtualization. The Engreen purchase price of approximately $5.3 million (of which $0.5 million has been withheld as security for any indemnifiable damages) was primarily allocated to acquired technology intangible assets and the assumption of certain liabilities. This acquisition was accounted for as a purchase and, accordingly, the condensed consolidated financial statements include the operating results of Engreen from the date of acquisition.

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

Revenue recognition

A substantial portion of the Company’s revenues is derived from long-term contracts requiring development and delivery of complex equipment built to customer specifications. Sales related to long-term contracts are accounted for under the authoritative guidance for the percentage-of-completion method of accounting (Accounting Standards Codification (ASC) 605-35). Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred related to the contract, or as products are shipped under the units-of-delivery method. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. During the three months ended June 30, 2016 and 2015, the Company recorded losses of approximately $0.4 million and $1.4 million, respectively, related to loss contracts.

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

To determine the selling price in multiple-element arrangements, the Company establishes VSOE of the selling price using the price charged for a deliverable when sold separately. The Company also considers specific renewal rates offered to customers for software license updates, product support and hardware systems support, and other services. For nonsoftware multiple-element arrangements, TPE is established by evaluating similar and/or interchangeable competitor products or services in standalone arrangements with similarly situated customers and/or agreements. If the Company is unable to determine the selling price because VSOE or TPE doesn’t exist, the Company determines ESP for the purposes of allocating the arrangement by reviewing historical transactions, including transactions whereby the deliverable was sold on a standalone basis and considers several other external and internal factors including, but not limited to, pricing practices including discounting, margin objectives, competition, the geographies in which the Company offers its products and services, the type of customer (i.e., distributor, value added reseller, government agency or direct end user, among others), volume commitments and the stage of the product lifecycle. The determination of ESP considers the Company’s pricing model and go-to-market strategy. As the Company’s, or its competitors’, pricing and go-to-market strategies evolve, the Company may modify its pricing practices in the future, which could result in changes to its determination of VSOE, TPE and ESP. As a result, the Company’s future revenue recognition for multiple-element arrangements could differ materially from those in the current period.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Contract costs on U.S. government contracts are subject to audit and review by the Defense Contracting Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. government agencies, as well as negotiations with U.S. government representatives. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal year 2016. As of June 30, 2016, the DCAA had completed its incurred cost audit for fiscal year 2004 and approved the Company’s incurred cost claims for fiscal years 2005 through 2015 without further audit. Although the Company has recorded contract revenues subsequent to fiscal year 2015 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of June 30, 2016 and March 31, 2016, the Company had $2.4 million and $2.5 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts (see Note 8).

Advertising costs

In accordance with the authoritative guidance for advertising costs (ASC 720-35), advertising costs are expensed as incurred and included in selling, general and administrative (SG&A) expenses. Advertising expenses for the three months ended June 30, 2016 and 2015 were $0.8 million and $3.7 million, respectively.

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

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (ASC 835-20). With respect to assets under construction, including the ViaSat-2 satellite (which commenced construction during the first quarter of fiscal year 2014), and the ViaSat-3 class satellites (which commenced construction during the fourth quarter of fiscal year 2016), the Company capitalized $10.2 million and $6.1 million of interest expense for the three months ended June 30, 2016 and 2015, respectively.

The Company owns two satellites: ViaSat-1 (its first-generation high-capacity Ka-band spot-beam satellite, which was placed into service in January 2012) and WildBlue-1 (which was placed into service in March 2007). In addition, three additional satellites are under construction: the ViaSat-2 satellite (the Company’s second-generation high-capacity Ka-band satellite design) and two ViaSat-3 class satellites (the Company’s third-generation high-capacity Ka-band satellite design). The Company expects that the ViaSat-2 satellite will be launched during fiscal year 2017 and that the two ViaSat-3 class satellites will be launched in fiscal year 2020 or early fiscal year 2021. The Company also has an exclusive prepaid lifetime capital lease of Ka-band capacity over the contiguous United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and owns related earth stations and networking equipment for all of its satellites. The Company periodically reviews the remaining estimated useful life of its satellites to determine if revisions to estimated lives are necessary. The Company procures indoor and outdoor CPE units leased to subscribers under a retail leasing program as part of the Company’s satellite services segment, which are reflected in investing activities and property and equipment in the accompanying condensed consolidated financial statements. The Company depreciates the satellites, earth stations and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of June 30, 2016 were $264.0 million and $143.2 million, respectively. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of March 31, 2016 were $260.4 million and $136.4 million, respectively.

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

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs of $3.2 million related to patents were included in other assets as of June 30, 2016 and March 31, 2016. The Company capitalized costs of $15.4 million related to acquiring and obtaining orbital slots and other licenses included in other assets as of June 30, 2016 and March 31, 2016. Accumulated amortization related to these assets was $1.8 million and $1.7 million as of June 30, 2016 and March 31, 2016, respectively. Amortization expense related to these assets was an insignificant amount for the three months ended June 30, 2016 and 2015. If a patent, orbital slot or orbital license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During the three months ended June 30, 2016 and 2015, the Company did not write off any significant costs due to abandonment or impairment.

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense using the effective interest rate method, or, when the results are not materially different, on a straight-line basis over the expected term of the related debt. During the three months ended June 30, 2016 and 2015, $6.1 million and an insignificant amount, respectively, of debt issuance costs were capitalized. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in loss on extinguishment of debt in the condensed consolidated statements of operations and comprehensive income. Debt issuance costs related to the Company’s revolving credit facility (the Revolving Credit Facility) are recorded in prepaid expenses and other current assets and in other long-term assets in the condensed consolidated balance sheets in accordance with ASU 2015-15, Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which the Company adopted during the first quarter of fiscal year 2017. Debt issuance costs related to the Company’s 6.875% Senior Notes due 2020 (2020 Notes) and the Company’s direct loan facility with the Export-Import Bank of the United States for ViaSat-2 (the Ex-Im Credit Facility) are recorded as a direct deduction from the carrying amount of the related debt, consistent with debt discounts, in accordance with ASU 2015-03, Interest — Imputation of Interest (ASC 835-30): Simplifying the Presentation of Debt Issuance Costs, which the Company adopted during the first quarter of fiscal year 2017.

Software development

Costs of developing software for sale are charged to research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. Capitalized costs, net, of $176.4 million and $163.1 million related to software developed for resale were included in other assets as of June 30, 2016 and March 31, 2016, respectively. The Company capitalized $21.0 million and $16.5 million of costs related to software developed for resale for the three months ended June 30, 2016 and 2015, respectively. Amortization expense for software development costs was $7.7 million and $6.2 million for the three months ended June 30, 2016 and 2015, respectively.

Self-insurance liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company has recorded self-insurance liability for its plans of $3.9 million and $3.8 million in accrued liabilities in the condensed consolidated balance sheets as of June 30, 2016 and March 31, 2016, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued liabilities in accordance with the estimated timing of the projected payments.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At June 30, 2016 and March 31, 2016, no such amounts were accrued related to the aforementioned provisions.

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

Common stock held in treasury

As of June 30, 2016 and March 31, 2016, the Company had no shares of common stock held in treasury.

During the first three months of fiscal years 2017 and 2016, the Company issued 72,581 and 23,392 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, the Company withheld 26,596 and 8,492 shares of common stock at cost with a total value of $1.9 million and $0.5 million during the first three months of fiscal year 2017 and 2016, respectively. Although shares withheld for employee withholding taxes are technically not issued, they are treated as common stock repurchases for accounting purposes (with such shares deemed to be repurchased and then immediately retired), as they reduce the number of shares that otherwise would have been issued upon vesting of the restricted stock units. These retired shares remain as authorized stock; however they are considered to be unissued. The retirement of treasury stock had no impact on the Company’s total consolidated stockholders’ equity.

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

During the three months ended June 30, 2016 and 2015, the Company settled certain foreign exchange contracts and in connection therewith recognized an insignificant gain recorded in cost of revenues based on the nature of the underlying transactions. The fair value of the Company’s foreign currency forward contracts was an insignificant amount recorded as an other current asset as of June 30, 2016 and March 31, 2016. The notional value of foreign currency forward contracts outstanding as of June 30, 2016 and March 31, 2016 was $4.4 million and $5.0 million, respectively.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

At June 30, 2016, the estimated net amount of unrealized gains or losses related to foreign currency forward contracts that was expected to be reclassified to earnings within the next twelve months was insignificant. The Company’s foreign currency forward contracts outstanding as of June 30, 2016 will mature within approximately fifteen to thirty-six months from their inception. There were no gains or losses from ineffectiveness of these derivative instruments recorded for the three months ended June 30, 2016 and 2015.

Stock-based compensation

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes expense on a straight-line basis over the employee’s requisite service period. Stock-based compensation expense is recognized in the condensed consolidated statements of operations and comprehensive income for the three months ended June 30, 2016 and 2015 only for those awards ultimately expected to vest, with forfeitures estimated at the date of grant. The authoritative guidance for share-based payments requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recognized $12.8 million and $10.7 million of stock-based compensation expense for the three months ended June 30, 2016 and 2015, respectively.

For the three months ended June 30, 2016 and 2015, the Company recorded no incremental tax benefits from stock options exercised and restricted stock unit awards vesting as the excess tax benefit from stock options exercised and restricted stock unit awards vesting increased the Company’s net operating loss carryforward.

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

Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate cannot be made, the Company computes its provision for income taxes using the actual effective tax rate (discrete method) for the year-to-date period. For the three months ended June 30, 2016, we used the actual effective year-to-date tax rate in calculating the income tax provision for that period as a reliable estimate of the annual effective tax rate could not be made.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Recent authoritative guidance

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer. This guidance will replace most existing revenue recognition guidance and will be effective for the Company beginning in fiscal year 2019, including interim periods within that reporting period, based on the FASB decision in July 2015 (ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date) to delay the effective date of the new revenue recognition standard by one year, but providing entities a choice to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which clarifies the implementation guidance on identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which provides practical expedient for contract modifications and clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. These standards permit the use of either the retrospective or cumulative effect transition method. The Company has not selected a transition method and is currently evaluating the impact these standards will have on its consolidated financial statements and disclosures.

In February 2015, the FASB issued ASU 2015-02, Consolidation (ASC 810): Amendments to the Consolidation Analysis. ASU 2015-02 amended the process that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance became effective for the Company beginning in the first quarter of fiscal year 2017 and the guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

In April 2015, the FASB issued ASU 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15 which provides additional guidance to ASU 2015-03, which did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 noted that staff of the Securities and Exchange Commission (the SEC) would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This guidance became effective for the Company beginning in the first quarter of fiscal year 2017 and was applied on a retrospective basis, wherein the condensed consolidated balance sheet of each individual period presented was adjusted to reflect the period-specific effects of applying the new guidance. As a result, the Company reclassed unamortized debt issuance costs related to the Company’s 2020 Notes and the Ex-Im Credit Facility from prepaid expenses and other current assets and from other assets (long-term) to senior notes, net, and other long-term debt, net, respectively, within its condensed consolidated balance sheets as of March 31, 2016. In accordance with ASU 2015-15, the Company has elected to continue to present debt issuance costs related to the Revolving Credit Facility as an asset and subsequently amortize the deferred debt issuance costs over the term of the Revolving Credit Facility arrangement.

In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. This guidance became effective for the Company beginning in the first quarter of fiscal year 2017. The Company elected to adopt this guidance on a prospective basis and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 simplifies the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first out or the retail inventory method. Under the new standard, in-scope inventory should be measured at the lower of cost and net realizable value. The new standard should be applied prospectively and will become effective for the Company in fiscal year 2018, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Under current GAAP, the acquirer is required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. This guidance became effective for the Company beginning in the first quarter of fiscal year 2017. The Company adopted this guidance on a prospective basis and the guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Income Taxes (ASU 2015-17), which requires entities to classify deferred tax liabilities and assets as non-current in a classified balance sheet. The new guidance can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. ASU 2015-17 will become effective for the Company in fiscal year 2018, with early adoption permitted. During the fourth quarter of fiscal year 2016, the Company early adopted this standard retrospectively and reclassified all of its current deferred tax assets to non-current deferred tax assets on its consolidated balance sheets for all periods presented.

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

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718). ASU 2016-09 simplifies various aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance will become effective for the Company beginning in fiscal year 2018, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The new guidance will become effective for the Company beginning in fiscal year 2021, with early adoption permitted. The new guidance is required to be applied on a modified-retrospective basis. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2 — Composition of Certain Balance Sheet Captions

	As of June 30, 2016	As of March 31, 2016
	(In thousands)
Accounts receivable, net:
Billed	$144,386	$146,309
Unbilled	120,181	141,568
Allowance for doubtful accounts	(1,897)	(1,153)

	$262,670	$286,724

Inventories:
Raw materials	$50,171	$46,757
Work in process	31,920	27,200
Finished goods	73,420	71,204

	$155,511	$145,161

Prepaid expenses and other current assets:
Prepaid expenses	$47,987	$41,784
Other	5,466	5,799

	$53,453	$47,583

Satellites, net:
Satellites (estimated useful life of 10-17 years)	$559,094	$559,094
Capital lease of satellite capacity — Anik F2 (estimated useful life of 10 years)	99,090	99,090
Satellites under construction	591,432	515,696

	1,249,616	1,173,880
Less: accumulated depreciation and amortization	(288,364)	(275,683)

	$961,252	$898,197

Property and equipment, net:
Equipment and software (estimated useful life of 2-7 years)	$594,447	$568,663
CPE leased equipment (estimated useful life of 4-5 years)	264,024	260,409
Furniture and fixtures (estimated useful life of 7 years)	28,594	25,501
Leasehold improvements (estimated useful life of 2-17 years)	73,157	71,895
Building (estimated useful life of 24 years)	8,923	8,923
Land	41,960	41,960
Construction in progress	81,881	73,535

	1,092,986	1,050,886
Less: accumulated depreciation	(591,341)	(563,976)

	$501,645	$486,910

Other acquired intangible assets, net:
Technology (weighted average useful life of 6 years)	$74,233	$74,848
Contracts and customer relationships (weighted average useful life of 8 years)	99,367	99,499
Satellite co-location rights (weighted average useful life of 9 years)	8,600	8,600
Trade name (weighted average useful life of 3 years)	5,940	5,940
Other (weighted average useful life of 7 years)	8,700	8,717

	196,840	197,604
Less: accumulated amortization	(165,801)	(164,000)

	$31,039	$33,604

Other assets:
Deferred income taxes	$135,009	$134,721
Capitalized software costs, net	176,386	163,061
Patents, orbital slots and other licenses, net	16,800	16,900
Other	33,672	25,323

	$361,867	$340,005

Accrued liabilities:
Collections in excess of revenues and deferred revenues	$64,576	$64,624
Accrued employee compensation	17,681	35,056
Accrued vacation	30,065	28,646
Warranty reserve, current portion	8,263	7,867
Current portion of other long-term debt	277	274
Other	36,032	47,877

	$156,894	$184,344

Other liabilities:
Deferred revenue, long-term portion	$5,221	$5,470
Deferred rent, long-term portion	9,479	8,808
Warranty reserve, long-term portion	3,894	3,567
Satellite performance incentives obligation, long-term portion	19,334	19,514
Other	—	12

	$37,928	$37,371

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•

Level 3 — Inputs which reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation.

The following tables present the Company’s hierarchy for its assets measured at fair value on a recurring basis as of June 30, 2016 and March 31, 2016:

	Fair Value as of June 30, 2016	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$2,003	$2,003	$—	$—
Foreign currency forward contracts	35	—	35	—

Total assets measured at fair value on a recurring basis	$2,038	$2,003	$35	$—

	Fair Value as of March 31, 2016	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$2,003	$2,003	$—	$—
Foreign currency forward contracts	196	—	196	—

Total assets measured at fair value on a recurring basis	$2,199	$2,003	$196	$—

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

Long-term debt — The Company’s long-term debt consists of borrowings under the Revolving Credit Facility and the Ex-Im Credit Facility (together with the Revolving Credit Facility, the Credit Facilities), as well as $575.0 million in aggregate principal amount of 2020 Notes. Long-term debt related to the Revolving Credit Facility is reported at the outstanding principal amount of borrowings, while long-term debt related to the Ex-Im Credit Facility and 2020 Notes is reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. As of June 30, 2016 and March 31, 2016, the fair value of the Company’s outstanding long-term debt related to the 2020 Notes was determined using quoted prices in active markets (Level 1) and was $593.7 million and $597.3 million, respectively. The fair value of the Company’s long-term debt related to the Revolving Credit Facility approximates its carrying amount due to its variable interest rate, which approximates a market interest rate. As of June 30, 2016 and March 31, 2016, the fair value of the Company’s long-term debt related to the Ex-Im Credit Facility was determined based on a discounted cash flow analysis using observable market interest rates for instruments with similar terms (Level 2) and was approximately $293.4 million and $219.9 million, respectively.

Satellite performance incentives obligation — The Company’s contract with the manufacturer of ViaSat-1 requires the Company to make monthly in-orbit satellite performance incentive payments, including interest at 7.0%, over a fifteen-year period from December 2011 to December 2026, subject to the continued satisfactory performance of the satellite. The Company recorded the net present value of these expected future payments as a liability and as a component of the cost of the satellite. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentives on a recurring basis. The fair value of the Company’s outstanding satellite performance incentives is estimated to approximate their carrying value based on current rates (Level 2). As of June 30, 2016 and March 31, 2016, the Company’s estimated satellite performance incentives obligation and accrued interest was $21.9 million and $22.0 million, respectively.

Note 4 — Shares Used In Computing Diluted Net Income Per Share

	Three Months Ended
	June 30, 2016	June 30, 2015
	(in thousands)
Weighted average:
Common shares outstanding used in calculating basic net income per share attributable to ViaSat, Inc. common stockholders	49,133	47,918
Options to purchase common stock as determined by application of the treasury stock method	289	346
Restricted stock units to acquire common stock as determined by application of the treasury stock method	564	402
Potentially issuable shares in connection with certain terms of the ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan	184	174

Shares used in computing diluted net income per share attributable to ViaSat, Inc. common stockholders	50,170	48,840

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Antidilutive shares relating to stock options excluded from the calculation comprised 713,863 and 642,841 shares for the three months ended June 30, 2016 and 2015, respectively.

Antidilutive shares relating to restricted stock units excluded from the calculation comprised 12,332 and 15 shares for the three months ended June 30, 2016 and 2015, respectively.

Note 5 — Goodwill and Acquired Intangible Assets

During the first three months of fiscal year 2017, the Company’s goodwill decreased by $0.5 million, which related to the effects of foreign currency translation recorded within the Company’s government systems and commercial networks segments.

Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of two to ten years. Amortization expense related to other acquired intangible assets was $2.5 million and $4.8 million for the three months ended June 30, 2016 and 2015, respectively.

The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of international businesses acquired. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the three months ended June 30, 2016	$2,513

Expected for the remainder of fiscal year 2017	$6,834
Expected for fiscal year 2018	8,010
Expected for fiscal year 2019	5,498
Expected for fiscal year 2020	4,465
Expected for fiscal year 2021	3,041
Thereafter	3,191

$31,039

Note 6 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of June 30, 2016 and March 31, 2016:

	As of June 30, 2016	As of March 31, 2016
	(In thousands)
Senior Notes
2020 Notes	$575,000	$575,000
Unamortized premium and debt issuance costs on the 2020 Notes, net (2)	330	304

Total senior notes, net	575,330	575,304
Less: current portion of the senior notes	—	—

Total senior notes long-term, net	575,330	575,304

Other Long-Term Debt
Revolving Credit Facility	200,000	180,000
Ex-Im Credit Facility (1)	292,777	218,157
Unamortized discount and debt issuance costs on the Ex-Im Credit Facility (1) (2)	(34,338)	(28,221)
Other	568	562

Total other long-term debt, net	459,007	370,498
Less: current portion of other long-term debt, net	277	274

Other long-term debt, net	458,730	370,224

Total debt, net	1,034,337	945,802
Less: current portion	277	274

Long-term debt, net	$1,034,060	$945,528

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(1)	As of June 30, 2016, included in Ex-Im Credit Facility and in unamortized discount and debt issuance costs on the Ex-Im Credit Facility was $28.4 million and $25.4 million, respectively, relating to the exposure fees accrued as of such date expected to be financed under the Ex-Im Credit Facility. As of March 31, 2016, included in Ex-Im Credit Facility and in unamortized discount and debt issuance costs on the Ex-Im Credit Facility was $21.0 million and $18.7 million, respectively, relating to the exposure fees accrued as of such date expected to be financed under the Ex-Im Credit Facility.
(2)	During the first quarter of fiscal year 2017, the Company adopted ASU 2015-03. The retrospective basis adoption of this guidance resulted in reclassification of unamortized debt issuance costs as a direct deduction from the carrying amount of the Company’s 2020 Notes and the Ex-Im Credit Facility, respectively, consistent with unamortized discount, as of March 31, 2016.

Revolving Credit Facility

As of June 30, 2016, the Revolving Credit Facility provided an $800.0 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of May 24, 2021 (or March 16, 2020, if more than $200.0 million of the Company’s 2020 Notes are then outstanding and certain conditions are met).

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. At June 30, 2016, the weighted average effective interest rate on the Company’s outstanding borrowings under the Revolving Credit Facility was 2.47%. The Company has capitalized certain amounts of interest expense on the Revolving Credit Facility in connection with the construction of various assets during the construction period. The Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Revolving Credit Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of June 30, 2016, none of the Company’s subsidiaries guaranteed the Revolving Credit Facility.

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

The Company was in compliance with its financial covenants under the Revolving Credit Facility as of June 30, 2016. At June 30, 2016, the Company had $200.0 million in principal amount of outstanding borrowings under the Revolving Credit Facility and $43.0 million outstanding under standby letters of credit, leaving borrowing availability under the Revolving Credit Facility as of June 30, 2016 of $557.0 million.

Ex-Im Credit Facility

As of June 30, 2016, the Ex-Im Credit Facility provided a $386.7 million senior secured direct loan facility, $343.1 million of which can be used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remainder used to finance the total exposure fees incurred under the Ex-Im Credit Facility of up to $43.6 million (depending on the total amount of financing borrowed under the Ex-Im Credit Facility).

Borrowings under the Ex-Im Credit Facility bear interest at a fixed rate of 2.38% and are required to be repaid in 16 approximately equal semi-annual installments, commencing approximately six months after the in-orbit acceptance date of the ViaSat-2 satellite (or, if earlier, on April 15, 2018), with a maturity date of October 15, 2025. Exposure fees of $6.0 million were incurred in connection with the initial borrowing under the Ex-Im Credit Facility, with the remaining exposure fees payable by the in-orbit

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

acceptance date for ViaSat-2. Exposure fees under the Ex-Im Credit Facility are amortized using the effective interest rate method. The effective interest rate on the Company’s outstanding borrowings under the Ex-Im Credit Facility, which takes into account estimated timing and amount of borrowings, exposure fees, debt issuance costs and other fees, was estimated to be between 4.5% and 4.6% as of June 30, 2016. The Ex-Im Credit Facility is guaranteed by ViaSat and is secured by first-priority liens on the ViaSat-2 satellite and related assets, as well as a pledge of the capital stock of the borrower under the facility.

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

The Company was in compliance with its financial covenants under the Ex-Im Credit Facility as of June 30, 2016. At June 30, 2016, the Company had $264.4 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility and had accrued $28.4 million in completion exposure fees expected to be financed under the Ex-Im Credit Facility. As of June 30, 2016, the undrawn commitment under the Ex-Im Credit Facility was $93.9 million (excluding $28.4 million of accrued completion exposure fees), of which $84.6 million was available to finance ViaSat-2 related costs once incurred. The borrowings under the Ex-Im Credit Facility were issued with a discount of $35.5 million (comprising the initial $6.0 million exposure fee, the completion exposure fees accrued as of June 30, 2016, and other customary fees). The borrowings under the Ex-Im Credit Facility are recorded as long-term debt, net of unamortized discount and debt issuance costs, in the Company’s condensed consolidated financial statements. The discount and deferred financing cost associated with the issuance of the borrowings under the Ex-Im Credit Facility is amortized to interest expense on an effective interest rate basis over the term of the borrowings under the Ex-Im Credit Facility.

Senior Notes due 2020

In February 2012, the Company issued $275.0 million in principal amount of 2020 Notes in a private placement to institutional buyers, which were exchanged in August 2012 for substantially identical 2020 Notes that had been registered with the SEC. These initial 2020 Notes were issued at face value and are recorded as long-term debt in the Company’s condensed consolidated financial statements. In October 2012, the Company issued an additional $300.0 million in principal amount of 2020 Notes in a private placement to institutional buyers at an issue price of 103.50% of the principal amount, which were exchanged in January 2013 for substantially identical 2020 Notes that had been registered with the SEC. The 2020 Notes are all treated as a single class. The 2020 Notes bear interest at the rate of 6.875% per year, payable semi-annually in cash in arrears, which interest payments commenced in June 2012. Debt issuance costs associated with the issuance of the 2020 Notes are amortized to interest expense on a straight-line basis over the term of the 2020 Notes, the results of which are not materially different from the effective interest rate basis. The $10.5 million premium the Company received in connection with the issuance of the additional 2020 Notes is recorded as long-term debt in the Company’s condensed consolidated financial statements and is being amortized as a reduction to interest expense on an effective interest rate basis over the term of those 2020 Notes. The 2020 Notes are recorded as long-term debt, net of unamortized premium and debt issuance costs, in the Company’s condensed consolidated financial statements.

The 2020 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of June 30, 2016, none of the Company’s subsidiaries guaranteed the 2020 Notes. The 2020 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2020 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2020 Notes, and are senior in right of payment to all of their existing and future subordinated indebtedness.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

In the event a change of control occurs (as defined in the indenture), each holder will have the right to require the Company to repurchase all or any part of such holder’s 2020 Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the 2020 Notes repurchased, plus accrued and unpaid interest, if any, to the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

Note 7 — Product Warranty

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as accrued liabilities and amounts expected to be incurred beyond twelve months are classified as other liabilities in the condensed consolidated financial statements. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, the Company bases its estimates on its experience with the technology involved and the types of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and, in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual during the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30, 2016	June 30, 2015
	(In thousands)
Balance, beginning of period	$11,434	$15,545
Change in liability for warranties issued in period	2,872	793
Settlements made (in cash or in kind) during the period	(2,149)	(1,915)

Balance, end of period	$12,157	$14,423

Note 8 — Commitments and Contingencies

In May 2013, the Company entered into an agreement to purchase ViaSat-2 (the Company’s second high-capacity Ka-band satellite) from The Boeing Company (Boeing) at a price of approximately $358.0 million, plus an additional amount for launch support services to be performed by Boeing.

In July 2016, the Company entered into two separate agreements with Boeing for the construction and purchase of two ViaSat-3 class satellites (the Company’s third-generation high-capacity Ka-band satellite design) and the integration of ViaSat’s payload technologies into the satellites at a price of approximately $368.3 million in the aggregate (subject to purchase price adjustments based on factors such as launch delay and early delivery), plus an additional amount for launch support services to be performed by Boeing. In addition, under one of these agreements, the Company has the option to order up to two additional ViaSat-3 class satellites. These agreements supersede the prior limited authorization to proceed, under which the Company’s payment obligations were limited to $89.0 million in the aggregate. The first ViaSat-3 class satellite is expected to provide broadband services over the Americas, and the second is expected to provide broadband services over Europe, Middle East and Africa.

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

The Company has contracts with various U.S. government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal year 2016. As of June 30, 2016, the DCAA had completed its incurred cost audit for fiscal year 2004 and approved the Company’s incurred cost claims for fiscal years 2005 through 2015 without further audit. Although the Company has recorded contract revenues subsequent to fiscal year 2015 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of June 30, 2016 and March 31, 2016, the Company had $2.4 million and $2.5 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on the status of the related contracts.

Note 9 — Income Taxes

Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate cannot be made, the Company computes its provision for income taxes using the actual effective tax rate (discrete method) for the year-to-date period. The Company’s effective tax rate is highly influenced by the amount of its research and development tax credits. A small change in estimated annual pretax income (loss) can produce a significant variance in the annual effective tax rate given the Company’s expected amount of research and development tax credits. This variability provides an unreliable estimate of the annual effective tax rate. As a result, and in accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company has computed its provision for income taxes for the three months ended June 30, 2016, by applying the actual effective tax rate to the year-to-date income for the three-month period.

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

For the three months ended June 30, 2016, the Company’s gross unrecognized tax benefits increased by $1.0 million. In the next twelve months it is reasonably possible that the amount of unrecognized tax benefits will not change significantly.

Note 10 —Strategic Partnering Arrangements

In February 2016, the Company entered into a framework and subscription agreement (the Framework Agreement) with Eutelsat, pursuant to which the Company has agreed to enter into a strategic partnering arrangement with Eutelsat to own and operate satellite broadband infrastructure and equipment and provide satellite-based broadband internet services in the European region. The arrangement will consist of two entities coordinating efforts to expand the European broadband market: an entity to be owned 51% by Eutelsat and 49% by the Company following the closing will own and operate Eutelsat’s KA-SAT satellite and related assets and offer wholesale satellite capacity services in the European region; and an entity to be owned 51% by the Company and 49% by Eutelsat following the closing will purchase wholesale satellite capacity services and offer retail satellite-based broadband internet services in the European region. At the closing under the Framework Agreement, Eutelsat will contribute and transfer assets relating to Eutelsat’s existing wholesale satellite broadband business (including its KA-SAT satellite) to a newly formed subsidiary of Eutelsat in exchange for the issuance of new shares in such subsidiary, and following such contribution and issuance, the Company will purchase 49% of the issued shares of Eutelsat’s subsidiary from Eutelsat for €132.5 million and, similarly, Eutelsat will purchase 49% of the issued shares of a second newly formed subsidiary of the Company for an immaterial amount. Also at the closing, the Company and Eutelsat will enter into shareholders’ agreements and other ancillary agreements with respect to the ownership, management and operation of the two entities. The closing of the transactions under the Framework Agreement is subject to customary conditions, including the receipt of required regulatory approvals and third-party consents. The Company currently anticipates that the closing will occur in fiscal year 2017.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11 — Segment Information

The Company’s reporting segments, comprised of the satellite services, commercial networks and government systems segments, are primarily distinguished by the type of customer and the related contractual requirements. The Company’s satellite services segment provides satellite-based broadband services to consumers, enterprises, commercial airlines and mobile broadband customers primarily in the United States. The Company’s commercial networks segment develops and offers advanced end-to-end satellite and wireless communication systems, ground networking equipment and space-to-earth connectivity systems, some of which are ultimately used by the Company’s satellite services segment. The Company’s government systems segment develops and offers network-centric, internet protocol (IP)-based fixed and mobile secure government communications systems, products, services and solutions, and provides global mobile broadband service and product offerings. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the satellite services and commercial networks segments. The Company’s segments are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance.

Segment revenues and operating profits (losses) for the three months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended
	June 30, 2016	June 30, 2015
	(in thousands)
Revenues:
Satellite services
Product (1)	$6,685	$6,276
Service	145,708	126,140

Total	152,393	132,416
Commercial networks
Product	58,596	61,511
Service	6,957	5,244

Total	65,553	66,755
Government systems
Product	95,395	100,561
Service	49,789	44,646

Total	145,184	145,207
Elimination of intersegment revenues	—	—

Total revenues	$363,130	$344,378

Operating profits (losses):
Satellite services (1)	$30,867	$17,041
Commercial networks	(38,531)	(18,733)
Government systems	17,955	15,916
Elimination of intersegment operating profits	—	—

Segment operating profit before corporate and amortization of acquired intangible assets	10,291	14,224
Corporate	—	—
Amortization of acquired intangible assets	(2,513)	(4,810)

Income from operations	$7,778	$9,414

(1)	Product revenues and operating profits in the satellite services segment for the three months ended June 30, 2016 and 2015 included $6.6 million and $6.2 million, respectively, relating to amounts realized under the Company’s settlement agreement entered into in fiscal year 2015 with Space System Loral, Inc. and its former parent company Loral Space & Communications, Inc.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. The Company’s property and equipment, including its satellites, earth stations and other networking equipment, are assigned to corporate assets as they are available for use by the various segments throughout their estimated useful lives. Segment assets as of June 30, 2016 and March 31, 2016 were as follows:

	As of June 30, 2016	As of March 31, 2016
	(In thousands)
Segment assets:
Satellite services	$60,687	$57,529
Commercial networks	184,190	212,943
Government systems	320,645	311,927

Total segment assets	565,522	582,399
Corporate assets	1,925,727	1,814,913

Total assets	$2,491,249	$2,397,312

Other acquired intangible assets, net and goodwill included in segment assets as of June 30, 2016 and March 31, 2016 were as follows:

	Other Acquired Intangible Assets, Net		Goodwill
	As of June 30, 2016	As of March 31, 2016	As of June 30, 2016	As of March 31, 2016
	(In thousands)
Satellite services	$7,646	$8,751	$9,809	$9,809
Commercial networks	6,137	6,581	43,956	43,990
Government systems	17,256	18,272	62,795	63,241

Total	$31,039	$33,604	$116,560	$117,040

Amortization of acquired intangible assets by segment for the three months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended
	June 30, 2016	June 30, 2015
Satellite services	$1,104	$2,765
Commercial networks	445	496
Government systems	964	1,549

Total amortization of acquired intangible assets	$2,513	$4,810

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future economic conditions and performance; the development, customer acceptance and anticipated performance of technologies, products or services; satellite construction and launch activities; the performance and anticipated benefits of our ViaSat-2 and ViaSat-3 class satellites and any future satellite we may construct or acquire; the expected capacity, service, coverage, service speeds and other features of our satellites, and the timing, cost, economics and other benefits associated therewith; anticipated subscriber growth; our proposed strategic partnering arrangement with Eutelsat S.A. (together with its affiliates, Eutelsat) and the timing, costs, economics and other benefits associated therewith; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ materially include: our ability to realize the anticipated benefits of the ViaSat-2 and ViaSat-3 class satellites and any future satellite we may construct or acquire; unexpected expenses related to our satellite projects; our ability to consummate our proposed strategic partnering arrangement with Eutelsat and to realize the anticipated benefits of the strategic partnering arrangement; our ability to successfully implement our business plan for our broadband services on our anticipated timeline or at all; risks associated with the construction, launch and operation of satellites, including the effect of any anomaly, operational failure or degradation in satellite performance; our ability to successfully develop, introduce and sell new technologies, products and services; audits by the U.S. government; changes in the global business environment and economic conditions; delays in approving U.S. government budgets and cuts in government defense expenditures; our reliance on U.S. government contracts, and on a small number of contracts which account for a significant percentage of our revenues; reduced demand for products and services as a result of continued constraints on capital spending by customers; changes in relationships with, or the financial condition of, key customers or suppliers; our reliance on a limited number of third parties to manufacture and supply our products; increased competition; introduction of new technologies and other factors affecting the communications and defense industries generally; the effect of adverse regulatory changes on our ability to sell products and services; our level of indebtedness and ability to comply with applicable debt covenants; our involvement in litigation, including intellectual property claims and litigation to protect our proprietary technology; our dependence on a limited number of key employees; and other factors identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, under the heading “Risk Factors” in Part II, Item 1A of this report, elsewhere in this report and our other filings with the Securities and Exchange Commission (the SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

During the first quarter of fiscal year 2016, we completed the acquisition of Engreen Inc. (Engreen), a privately held company focused on network function virtualization, for approximately $5.3 million (of which $0.5 million has been withheld as security for any indemnifiable damages), recorded within our commercial networks segment.

We conduct our business through three segments: satellite services, commercial networks and government systems.

Satellite Services

Our satellite services segment provides satellite-based high-speed broadband services to consumers, enterprises, commercial airlines and mobile broadband customers primarily in the United States. Our Exede® broadband services offer high-speed, high-quality broadband internet access across the contiguous United States. We also offer similar services for a growing number of commercial and business aircraft both in the United States and abroad. Our satellite services business also provides a platform for the provision of network management services to domestic and international satellite service providers. Our satellite services business uses our proprietary technology platform to provide broadband services with multiple applications. Our proprietary Ka-band satellites are at the core of our technology platform. We own two satellites: ViaSat-1 (our first-generation high-capacity Ka-band spot-beam satellite, which was placed into service in January 2012) and WildBlue-1 (which was placed into service in March 2007). In addition, three additional satellites are under construction: the ViaSat-2 satellite (our second-generation high-capacity Ka-band satellite design) and two ViaSat-3 class satellites (our third-generation high-capacity Ka-band satellite design). We expect that the ViaSat-2 satellite will be launched during fiscal year 2017 and that the two ViaSat-3 class satellites will be launched in fiscal year 2020 or early fiscal year 2021.

The primary services offered by our satellite services segment are comprised of:

•

Fixed broadband services under the Exede and Wildblue® brands offered to consumers and businesses primarily in the United States, which provide users with high-speed broadband internet access and Voice over Internet Protocol (VoIP) services. As of June 30, 2016, we provided broadband internet services to approximately 696,000 consumer and small business subscribers.

•	In-flight broadband services including our flagship Exede In The Air service. As of June 30, 2016, 509 commercial aircraft were in service utilizing our Exede in-flight broadband services.

•

Mobile broadband services under the Yonder® brand, which provide global network management and high-speed internet connectivity services for customers using airborne, maritime and ground-mobile satellite systems.

•	Enterprise broadband services, which include business connectivity, live on-line event streaming, oil and natural gas data gathering services and high-definition satellite news gathering.

In February 2016, we entered into a framework and subscription agreement (the Framework Agreement) with Eutelsat, pursuant to which we have agreed to enter into a strategic partnering arrangement with Eutelsat to own and operate satellite broadband infrastructure and equipment and provide satellite-based broadband internet services in the European region. The arrangement will consist of two entities coordinating efforts to expand the European broadband market: an entity to be owned 51% by Eutelsat and 49% by ViaSat following the closing will own and operate Eutelsat’s KA-SAT satellite and related assets and offer wholesale satellite capacity services in the European region; and an entity to be owned 51% by ViaSat and 49% by Eutelsat following the closing will purchase wholesale satellite capacity services and offer retail satellite-based broadband internet services in the European region. At the closing under the Framework Agreement, Eutelsat will contribute and transfer assets relating to Eutelsat’s existing wholesale satellite broadband business (including its KA-SAT satellite) to a newly formed subsidiary of Eutelsat in exchange for the issuance of new shares in such subsidiary, and following such contribution and issuance, we will purchase 49% of the issued shares of Eutelsat’s subsidiary from Eutelsat for €132.5 million and, similarly, Eutelsat will purchase 49% of the issued shares of a second newly formed subsidiary of ViaSat for an immaterial amount. Also at the closing, we and Eutelsat will enter into shareholders’ agreements and other ancillary agreements with respect to the ownership, management and operation of the two entities. The closing of the transactions under the Framework Agreement is subject to customary conditions, including the receipt of required regulatory approvals and third-party consents. We currently anticipate that the closing will occur in fiscal year 2017.

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

•

Cybersecurity and information assurance products, which provide advanced, high-speed IP-based “Type 1” and High Assurance Internet Protocol Encryption (HAIPE®)-compliant encryption solutions that enable military and government users to communicate information securely over networks, and that secure data stored on computers and storage devices.

•

Tactical data links, including our Battlefield Awareness and Targeting System – Dismounted (BATS-D) handheld link radios, Multifunctional Information Distribution System (MIDS) terminals for military fighter jets and their successor, MIDS Joint Tactical Radio System (MIDS-JTRS) terminals, “disposable” weapon data links and other portable small tactical terminals.

Sources of Revenues

Our satellite services segment revenues are primarily derived from our domestic broadband services business and from our worldwide managed network services.

Our products in our commercial networks and government systems segments are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Fixed-price contracts (which require us to provide products and services under a contract at a specified price) comprised approximately 87% and 89% of our total revenues for these segments for the three months ended June 30, 2016 and 2015, respectively. The remainder of our revenue in these segments for such periods was derived from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

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

Historically, a significant portion of our revenues in our commercial networks and government systems segments has been derived from customer contracts that include the research and development of products. The research and development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded research and development from our customer contracts were approximately 23% and 19% of our total revenues in the three months ended June 30, 2016 and 2015, respectively.

We also incur independent research and development (IR&D) expenses, which are not directly funded by a third party. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development projects. IR&D expenses were approximately 7% and 5% of total revenues during the three months ended June 30, 2016 and 2015, respectively. As a government contractor, we are able to recover a portion of our IR&D expenses pursuant to our government contracts.

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

The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. For contract claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. During the three months ended June 30, 2016 and 2015, we recorded losses of approximately $0.4 million and $1.4 million, respectively, related to loss contracts.

Assuming the initial estimates of sales and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates due to revisions in sales and future cost estimates or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for on a cumulative basis in the period estimates are revised. We believe we have established appropriate systems and processes to enable us to reasonably estimate future costs on our programs through regular evaluations of contract costs, scheduling and technical matters by business unit personnel and management. Historically, in the aggregate, we have not experienced significant deviations in actual costs from estimated program costs, and when deviations that result in significant adjustments arise, we disclose the related impact in Management’s Discussion and Analysis of Financial Condition and Results of Operations. However, these estimates require significant management judgment, and a significant change in future cost estimates on one or more programs could have a material effect on our results of operations. A one percent variance in our future cost estimates on open fixed-price contracts as of June 30, 2016 would change our income before income taxes by approximately $0.4 million.

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

We own two satellites: ViaSat-1 (our first-generation high-capacity Ka-band spot-beam satellite, which was placed into service in January 2012) and WildBlue-1 (which was placed into service in March 2007). In addition, three additional satellites are under construction: the ViaSat-2 satellite (our second-generation high-capacity Ka-band satellite design) and two ViaSat-3 class satellites (our third-generation high-capacity Ka-band satellite design). We expect that the ViaSat-2 satellite will be launched during fiscal year 2017 and that the two ViaSat-3 class satellites will be launched in fiscal year 2020 or early fiscal year 2021. We also have an exclusive prepaid lifetime capital lease of Ka-band capacity over the contiguous United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and own related earth stations and networking equipment for all of our satellites. Property and equipment also includes the CPE units leased to subscribers under a retail leasing program as part of our satellite services segment.

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We periodically review the remaining estimated useful life of the satellite to determine if revisions to the estimated life are necessary. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by us for the three months ended June 30, 2016 and 2015.

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

Income taxes and valuation allowance on deferred tax assets

Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis to determine if the weight of available evidence suggests that an additional valuation allowance is needed. In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the event that our estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established which would cause a decrease to income in the period such determination is made. Our valuation allowance against deferred tax assets increased from $17.1 million at March 31, 2016 to $18.5 million at June 30, 2016. The valuation allowance primarily relates to state net operating loss carryforwards and research and development tax credit carryforwards available to reduce state income taxes.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data for the periods indicated:

	Three Months Ended
	June 30, 2016	June 30, 2015
Revenues:	100.0%	100.0%
Product revenues	44.2	48.9
Service revenues	55.8	51.1
Operating expenses:
Cost of product revenues	33.2	36.5
Cost of service revenues	35.1	34.2
Selling, general and administrative	21.9	20.6
Independent research and development	6.9	4.5
Amortization of acquired intangible assets	0.7	1.4

Income from operations	2.1	2.7
Interest expense, net	(1.3)	(1.7)

Income before income taxes	0.8	1.0
Provision for income taxes	0.2	0.3

Net income	0.6	0.7
Net income attributable to ViaSat, Inc.	0.5	0.8

Three Months Ended June 30, 2016 vs. Three Months Ended June 30, 2015

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	June 30, 2016	June 30, 2015
Product revenues	$160.7	$168.3	$(7.7)	(4.6)%
Service revenues	202.5	176.0	26.4	15.0%

Total revenues	$363.1	$344.4	$18.8	5.4%

Our total revenues grew by $18.8 million as a result of a $26.4 million increase in service revenues, partially offset by a $7.7 million decrease in product revenues. The service revenues increase was primarily driven by increases of $19.6 million in our satellite services segment and $5.1 million in our government systems segment. The product revenues decrease was primarily driven by decreases of $5.2 million in our government systems segment and $2.9 million in our commercial networks segment.

Cost of revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	June 30, 2016	June 30, 2015
Cost of product revenues	$120.7	$125.8	$(5.2)	(4.1)%
Cost of service revenues	127.6	117.6	10.0	8.5%

Total cost of revenues	$248.3	$243.4	$4.8	2.0%

Cost of revenues increased by $4.8 million due to a $10.0 million increase in cost of service revenues, partially offset by a decrease in cost of product revenues of $5.2 million. The cost of service revenues increase was primarily due to increased service revenues, which generated a $17.7 million increase in cost of service revenues on a constant margin basis. This increase mainly related to our Exede broadband internet services and in-flight broadband services in our satellite services segment, partially offset by improved margins from our Exede broadband services resulting from the higher number of Exede subscribers compared to the prior year period and resultant scale in revenues, as well as higher value service plan offerings. The cost of product revenues decrease was primarily due to decreased revenues, causing a $5.7 million decrease in cost of product revenues on a constant margin basis. This cost of product revenues decrease mainly related to our tactical data link products in our government systems segment.

Selling, general and administrative expenses

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	June 30, 2016	June 30, 2015
Selling, general and administrative	$79.4	$71.1	$8.3	11.7%

The $8.3 million increase in selling, general and administrative (SG&A) expenses was primarily attributable to higher support costs of $9.0 million spread across all three segments. This increase was partially offset by lower new business proposal costs mainly in our government systems segment. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	June 30, 2016	June 30, 2015
Independent research and development	$25.2	$15.6	$9.6	61.3%

The $9.6 million increase in IR&D expenses was primarily the result of increased IR&D efforts in our commercial networks segment of $11.5 million (primarily related to research increases in next-generation satellite payload technologies for our ViaSat-3 class satellites, mobile broadband satellite communication systems and next-generation consumer broadband), partially offset by a decrease in our government systems segment of $2.0 million (primarily due to lower spending in IR&D efforts relating to advancement of integrated government satellite communications platforms).

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to ten years. The $2.3 million decrease in amortization of acquired intangible assets in the first quarter of fiscal year 2017 compared to the prior year period was primarily the result of certain acquired customer relationship intangibles in our satellite services segment becoming fully amortized over the preceding twelve months. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the three months ended June 30, 2016	$2,513

Expected for the remainder of fiscal year 2017	$6,834
Expected for fiscal year 2018	8,010
Expected for fiscal year 2019	5,498
Expected for fiscal year 2020	4,465
Expected for fiscal year 2021	3,041
Thereafter	3,191

$31,039

Interest income

The $0.4 million decrease in interest income in the three months ended June 30, 2016 compared to the prior year period was primarily due to the decrease in the amount of payments under our settlement agreement with Space System Loral, Inc. and its former parent company Loral Space & Communications, Inc., recognized as interest income in the current year period.

Interest expense

The $1.5 million decrease in interest expense in the three months ended June 30, 2016 compared to the prior year period was primarily due to an increase of $4.1 million in the amount of interest capitalized during the first quarter of fiscal year 2017 compared to the same period last fiscal year. This decrease was partially offset by increased interest expense due to the overall higher amount of outstanding borrowings during the three months ended June 30, 2016 compared to the prior year period. Capitalized interest expense during the three months ended June 30, 2016 and 2015 related to the construction of ViaSat-2 and other assets and in the current year period also included interest expense related to the construction of our ViaSat-3 class satellites.

Provision for income taxes

For the three months ended June 30, 2016 and 2015, we recorded an income tax provision of $0.8 million and $1.0 million, respectively. Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate cannot be made, we compute our provision for income taxes using the actual effective tax rate (discrete method) for the year-to-date period. For the three months ended June 30, 2016, we used the actual effective year-to-date tax rate in calculating the income tax provision for that period as a reliable estimate of the annual effective tax rate could not be made.

Segment Results for the Three Months Ended June 30, 2016 vs. Three Months Ended June 30, 2015

Satellite services segment

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	June 30, 2016	June 30, 2015
Segment product revenues	$6.7	$6.3	$0.4	6.5%
Segment service revenues	145.7	126.1	19.6	15.5%

Total segment revenues	$152.4	$132.4	$20.0	15.1%

Our satellite services segment revenues grew by $20.0 million primarily as a result of a $19.6 million increase in service revenues. The increase in service revenues was primarily driven by an increase in the number of Exede broadband internet subscribers compared to the prior year period, as well as higher average revenue per subscriber. Total subscribers of our broadband internet services grew from approximately 685,000 at June 30, 2015 to approximately 696,000 at June 30, 2016. The service revenues increase also reflected the expansion of our in-flight broadband services compared to the prior year period, with 509 commercial aircraft in service as of June 30, 2016 compared to 380 commercial aircraft in service as of June 30, 2015.

Segment operating profit

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	June 30, 2016	June 30, 2015
Segment operating profit	$30.9	$17.0	$13.8	81.1%
Percentage of segment revenues	20.3%	12.9%

The increase in our satellite services segment operating profit was driven primarily by higher earnings contributions of $15.9 million primarily due to the increase in service revenues. Continued growth in the size of the subscriber base for our Exede broadband internet services in the current year period compared to the prior year period resulted in increased service revenues and improved margins. We have also experienced positive contributions from our in-flight broadband services. This operating profit increase was partially offset by higher support costs.

Commercial networks segment

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	June 30, 2016	June 30, 2015
Segment product revenues	$58.6	$61.5	$(2.9)	(4.7)%
Segment service revenues	7.0	5.2	1.7	32.7%

Total segment revenues	$65.6	$66.8	$(1.2)	(1.8)%

Our commercial networks segment revenues decreased by $1.2 million, due to the $2.9 million decrease in product revenues, offset by a $1.7 million increase in service revenues. The product revenues decrease was mainly comprised of decreases of $5.8 million in mobile broadband satellite communication systems and $5.2 million in antenna systems products, offset partially by an increase of $6.8 million related to fixed satellite networks (reflecting broadband terminal orders under our large-scale Australian Ka-band infrastructure project, partially offset by decreased revenues reflecting the nearing of completion of the Australian Ka-band infrastructure project and a decrease from our next-generation Ka-band system contract in Canada).

Segment operating loss

	Three Months Ended		Dollar (Increase) Decrease	Percentage (Increase) Decrease
(In millions, except percentages)	June 30, 2016	June 30, 2015
Segment operating loss	$(38.5)	$(18.7)	$(19.8)	(105.7)%
Percentage of segment revenues	(58.8)%	(28.1)%

The $19.8 million increase in our commercial networks segment operating loss was driven primarily by a $11.5 million increase in IR&D expenses (mainly due to an increase in IR&D efforts relating to next-generation satellite payload technologies, mobile broadband satellite communication systems and next-generation consumer broadband) and lower earnings contributions of $4.6 million primarily due to lower revenues and lower margins in our mobile broadband satellite communication systems. Additionally, there was an increase of $3.7 million in support, new business proposal and selling costs.

Government systems segment

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	June 30, 2016	June 30, 2015
Segment product revenues	$95.4	$100.6	$(5.2)	(5.1)%
Segment service revenues	49.8	44.6	5.1	11.5%

Total segment revenues	$145.2	$145.2	$(0.0)	(0.0)%

Our government systems segment revenues remained relatively flat, as the $5.2 million decrease in product revenues was offset by a $5.1 million increase in service revenues. The product revenues decrease was primarily due to a $6.0 million decrease in tactical data link products. Of the service revenues increase, $4.1 million related to our network management services for Wi-Fi and other internet access networks.

Segment operating profit

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	June 30, 2016	June 30, 2015
Segment operating profit	$18.0	$15.9	$2.0	12.8%
Percentage of segment revenues	12.4%	11.0%

The $2.0 million increase in our government systems segment operating profit reflected higher earnings contributions of $2.7 million primarily due to higher revenues and improved margins in our government mobile broadband, tactical satcom radio, and cybersecurity and information assurance products, as well as our network management services for Wi-Fi, and a decrease of $2.0 million in IR&D expenses (primarily due to lower spending in IR&D efforts relating to advancement of integrated government satellite communications platforms). This operating profit increase was partially offset by higher support costs of $2.6 million.

Backlog

As reflected in the table below, our overall firm and funded backlog decreased during the first three months of fiscal year 2017. The decrease in firm and funded backlog was attributable to decreases in both our satellite services and government systems segments.

	As of June 30, 2016	As of March 31, 2016
	(In millions)
Firm backlog
Satellite services segment	$144.0	$169.6
Commercial networks segment	298.2	286.7
Government systems segment	470.7	485.6

Total	$912.9	$941.9

Funded backlog
Satellite services segment	$144.0	$169.6
Commercial networks segment	298.2	286.7
Government systems segment	421.9	422.8

Total	$864.1	$879.1

The firm backlog does not include contract options. Of the $912.9 million in firm backlog, $427.3 million is expected to be delivered during the remaining nine months of fiscal year 2017, and the balance is expected to be delivered in fiscal year 2018 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders. Backlog does not include contracts with our Exede broadband internet subscribers in our satellite services segment.

Our total new awards were approximately $336.3 million and $305.5 million for the three months ended June 30, 2016 and 2015, respectively.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing, export credit agency financing and equity financing. At June 30, 2016, we had $47.3 million in cash and cash equivalents, $267.6 million in working capital, $200.0 million in principal amount of outstanding borrowings under our revolving credit facility (the Revolving Credit Facility) and $264.4 million in principal amount of outstanding borrowings under our direct loan facility with the Export-Import Bank of the United States for ViaSat-2 (the Ex-Im Credit Facility and, together with the Revolving Credit Facility, the Credit Facilities), and we had accrued a further $28.4 million in completion exposure fees expected to be financed under the Ex-Im Credit Facility. At March 31, 2016, we had $42.1 million in cash and cash equivalents, $241.6 million in working capital, $180.0 million in principal amount of outstanding borrowings under our Revolving Credit Facility and $197.2 million in principal amount of outstanding borrowings under our Ex-Im Credit Facility, and we had accrued a further $21.0 million in completion exposure fees expected to be financed under the Ex-Im Credit Facility. We invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

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

The general cash needs of our satellite services, commercial networks and government systems segments can vary significantly. The cash needs of our satellite services segment tend to be driven by the timing and amount of capital expenditures (e.g., payments under satellite construction and launch contracts), investments in joint ventures and strategic partnering arrangements (such as our Eutelsat strategic partnering arrangements) and network expansion activities, as well as the quality of customer, type of contract and payment terms. For example, at the closing of the transactions under the Framework Agreement (which is expected to occur in fiscal year 2017), we are required to purchase 49% of the issued shares of Eutelsat’s subsidiary for €132.5 million. In our commercial networks segment, cash needs tend to be driven primarily by the type and mix of contracts in backlog, the nature and quality of customers, the timing and amount of investments in IR&D activities (including with respect to next-generation satellite payload technologies) and the payment terms of customers (including whether advance payments are made or customer financing is required). In our government systems segment, the primary factors determining cash needs tend to be the type and mix of contracts in backlog (e.g., product or service, development or production) and timing of payments (including restrictions on the timing of cash payments under U.S. government procurement regulations). Other factors affecting the cash needs of our commercial networks and government systems segments include contract duration and program performance. For example, if a program is performing well and meeting its contractual requirements, then its cash flow requirements are usually lower.

To further enhance our liquidity position or to finance the construction and launch of any future satellites, acquisitions, strategic partnering arrangements (such as the arrangements contemplated by the Framework Agreement with Eutelsat), joint ventures or other business investment initiatives, we may obtain additional financing, which could consist of debt, convertible debt or equity financing from public and/or private credit and capital markets. In February 2016, we filed a universal shelf registration statement with the SEC for the future sale of an unlimited amount of common stock, preferred stock, debt securities, depositary shares, warrants and rights. The securities may be offered from time to time, separately or together, directly by us, by selling security holders, or through underwriters, dealers or agents at amounts, prices, interest rates and other terms to be determined at the time of the offering. We believe that our current cash balances and net cash expected to be provided by operating activities along with availability under our Credit Facilities will be sufficient to meet our anticipated operating requirements for at least the next twelve months.

Cash flows

Cash provided by operating activities for the first three months of fiscal year 2017 was $62.1 million compared to $18.0 million in the prior year period. This $44.1 million increase was primarily driven by a $42.2 million year-over-year decrease in cash used to fund net operating assets needs, coupled with our operating results (net income adjusted for depreciation, amortization and other non-cash charges) which generated $1.9 million of higher cash inflows year-over-year. The decrease in cash used to fund net operating assets during the first three months of fiscal year 2017 when compared to the same period last fiscal year was primarily due to lower combined billed and unbilled accounts receivable, net, attributable to the timing of contractual milestones for certain larger development programs in our commercial networks segment.

Cash used in investing activities for the first three months of fiscal year 2017 was $142.1 million compared to $86.7 million in the prior year period. The increase in cash used in investing activities reflects an increase of $33.8 million in cash used for satellite construction due to the timing of milestone payments, an increase of $17.4 million in capital expenditures used for property and other general purpose equipment, an increase of $3.9 million in cash used for capital software development and an increase of $3.4 million for the construction of earth stations and network operation systems related to ViaSat-2, offset by a decrease of $3.6 million in cash used for acquisitions.

Cash provided by financing activities for the first three months of fiscal year 2017 was $85.3 million compared to $58.8 million for the prior year period. This $26.6 million increase in cash provided by financing activities was primarily related to a $26.9 million increase in net proceeds from borrowings under our Ex-Im Credit Facility during the first three months of fiscal year 2017 compared to the prior year period. Cash provided by financing activities for both periods included cash received from stock option exercises and employee stock purchase plan purchases, and cash used for the repurchase of common stock related to net share settlement of certain employee tax liabilities in connection with the vesting of restricted stock unit awards.

Satellite-related activities

In May 2013, we entered into an agreement to purchase ViaSat-2, our second high-capacity Ka-band satellite, from The Boeing Company (Boeing) at a price of approximately $358.0 million, plus an additional amount for launch support services to be performed by Boeing. The projected total cost of the ViaSat-2 project, including the satellite, launch, insurance and related earth station infrastructure, through satellite launch is estimated to be between $600.0 million and $650.0 million, and will depend on the timing of the earth station infrastructure roll-out. Our total required cash funding may be reduced through various third-party agreements, including potential joint service offerings and other strategic partnering arrangements. We believe we have adequate sources of funding for the ViaSat-2 project, which include our cash on hand, available borrowing capacity under our Credit Facilities and the cash we expect to generate from operations over the next few years. At the end of the first quarter of fiscal year 2017, we had approximately 696,000 broadband internet subscribers, however there can be no assurance that the number of subscribers of our Exede broadband internet services and service revenues in our satellite services segment will increase in any future period.

In July 2016, we entered into two separate agreements with Boeing for the construction and purchase of two ViaSat-3 class satellites (our third-generation high-capacity Ka-band satellite design) and the integration of ViaSat’s payload technologies into the satellites at a price of approximately $368.3 million in the aggregate (subject to purchase price adjustments based on factors such as launch delay and early delivery), plus an additional amount for launch support services to be performed by Boeing. In addition, under one of these agreements, we have the option to order up to two additional ViaSat-3 class satellites. These agreements supersede the prior limited authorization to proceed, under which our payment obligations were limited to $89.0 million in the aggregate. The first ViaSat-3 class satellite is expected to provide broadband services over the Americas, and the second is expected to provide broadband services over Europe, Middle East and Africa. The projected total cost of the ViaSat-3 project, including the two third-generation satellites, launches, insurance and related earth station infrastructure, through satellite launch is estimated to be similar to ViaSat-2 costs per satellite for a total of approximately $1.3 billion, and will depend on the timing of the earth station infrastructure roll-out of each satellite. Our total cash funding may be reduced through various third-party agreements, including potential joint service offerings and other strategic partnering arrangements. We believe we have adequate sources of funding for the ViaSat-3 class satellites, which include our cash on hand, available borrowing capacity and the cash we expect to generate from operations over the next few years.

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

In addition, our IR&D investments in our ViaSat-3 class satellites and related ground infrastructure are expected to continue to negatively impact our financial results in our commercial networks segment. We also expect to continue to invest in subscriber acquisition costs during the remainder of fiscal year 2017 as we further expand our subscriber base for our Exede broadband internet services as well as make additional investments relating to our ViaSat-2 and ViaSat-3 class satellites.

Revolving Credit Facility

As of June 30, 2016, the Revolving Credit Facility provided an $800.0 million revolving line of credit (including up to $150.0 million of letters of credit) with a maturity date of May 24, 2021 (or March 16, 2020, if more than $200.0 million of our 2020 Notes are then outstanding and certain conditions are met).

Borrowings under the Revolving Credit Facility bear interest, at our option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on our total leverage ratio. At June 30, 2016, the weighted average effective interest rate on our outstanding borrowings under the Revolving Credit Facility was 2.47%. The Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of ViaSat (as defined in the Revolving Credit Facility) and secured by substantially all of our assets. As of June 30, 2016, none of our subsidiaries guaranteed the Revolving Credit Facility.

The Revolving Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Revolving Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.

At June 30, 2016, we had $200.0 million in principal amount of outstanding borrowings under the Revolving Credit Facility and $43.0 million outstanding under standby letters of credit, leaving borrowing availability under the Revolving Credit Facility as of June 30, 2016 of $557.0 million.

Ex-Im Credit Facility

As of June 30, 2016, the Ex-Im Credit Facility provided a $386.7 million senior secured direct loan facility, $343.1 million of which can be used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remainder used to finance the total exposure fees incurred under the Ex-Im Credit Facility of up to $43.6 million (depending on the total amount of financing borrowed under the Ex-Im Credit Facility).

Borrowings under the Ex-Im Credit Facility bear interest at a fixed rate of 2.38% and are required to be repaid in 16 approximately equal semi-annual installments, commencing approximately six months after the in-orbit acceptance date of the ViaSat-2 satellite (or, if earlier, on April 15, 2018), with a maturity date of October 15, 2025. Exposure fees of $6.0 million were incurred in connection with our initial borrowing under the Ex-Im Credit Facility, with the remaining exposure fees payable by the in-orbit acceptance date for ViaSat-2. Exposure fees under the Ex-Im Credit Facility are amortized using the effective interest rate method. The effective interest rate on our outstanding borrowings under the Ex-Im Credit Facility, which takes into account estimated timing and amount of borrowings, exposure fees, debt issuance costs and other fees, was estimated to be between 4.5% and 4.6% as of June 30, 2016. The Ex-Im Credit Facility is guaranteed by ViaSat and is secured by first-priority liens on the ViaSat-2 satellite and related assets as well as a pledge of the capital stock of the borrower under the facility.

The Ex-Im Credit Facility contains financial covenants regarding ViaSat’s maximum total leverage ratio and minimum interest coverage ratio. In addition, the Ex-Im Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.

At June 30, 2016, we had $264.4 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility and had accrued $28.4 million in completion exposure fees expected to be financed under the Ex-Im Credit Facility. As of June 30, 2016, the undrawn commitment under the Ex-Im Credit Facility was $93.9 million (excluding $28.4 million of accrued completion exposure fees), of which $84.6 million was available to finance ViaSat-2 related costs once incurred. Borrowings under the Ex-Im Credit Facility were issued with a discount of $35.5 million (comprising the initial $6.0 million exposure fee, the completion exposure fees accrued as of June 30, 2016 and other customary fees). The borrowings under the Ex-Im Credit Facility are recorded as long-term debt, net of unamortized discount and debt issuance costs, in our condensed consolidated financial statements. The discount and deferred financing cost associated with the issuance of the borrowings under the Ex-Im Credit Facility are amortized to interest expense on an effective interest rate basis over the term of the borrowings under the Ex-Im Credit Facility.

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

The 2020 Notes are required to be guaranteed on an unsecured senior basis by each of our existing and future subsidiaries that guarantees the Revolving Credit Facility. As of June 30, 2016, none of our subsidiaries guaranteed the 2020 Notes. The 2020 Notes are our general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated debt. The 2020 Notes are effectively junior in right of payment to our existing and future secured debt, including under the Credit Facilities (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that do not guarantee the 2020 Notes, and are senior in right of payment to all of our existing and future subordinated indebtedness.

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

Contractual Obligations

The following table sets forth a summary of our obligations at June 30, 2016:

		For the Remainder of Fiscal Year	For the Fiscal Years Ending
(In thousands, including interest where applicable)	Total	2017	2018-2019	2020-2021	Thereafter
Operating leases and satellite capacity agreements	$281,284	$54,063	$83,286	$54,516	$89,419
2020 Notes	733,125	19,766	79,063	634,296	—
Revolving Credit Facility(1)	218,543	3,750	9,990	204,803	—
Ex-Im Credit Facility(2)	331,827	3,016	49,753	84,095	194,963
Satellite performance incentives	31,873	1,969	4,723	5,384	19,797
Purchase commitments including satellite-related agreements(3)	681,764	400,419	162,202	80,795	38,348

Total	$2,278,416	$482,983	$389,017	$1,063,889	$342,527

(1)	To the extent that the interest rate is variable and ultimate amounts borrowed under the Revolving Credit Facility may fluctuate, amounts reflected represent estimated interest payments on our current outstanding balances based on the weighted average effective interest rate at June 30, 2016 until the maturity date in May 2021 (or March 2020, if more than $200.0 million of our 2020 Notes are then outstanding and certain conditions are met), which for the purpose of the contractual obligation table is assumed to be the earlier date, March 2020.
(2)	To the extent that the ultimate amounts borrowed under the Ex-Im Credit Facility may fluctuate, amounts reflected represent estimated interest and principal payments on our current outstanding balance until the maturity date in October 2025. The amounts listed in the table above exclude the completion exposure fee that will be payable under the Ex-Im Credit Agreement by the in-orbit acceptance date for ViaSat-2, the amount of which will be based on the total amount of financing borrowed under the Ex-Im Credit Facility; see “Liquidity and Capital Resources — Ex-Im Credit Facility.” As of June 30, 2016, we had accrued $28.4 million in completion exposure fees expected to be financed under the Ex-Im Credit Facility.
(3)	With respect to our ViaSat-3 class satellites, the amounts listed reflect the limited authorization to proceed with Boeing, under which our payment obligations were limited to $89.0 million in the aggregate. Subsequent to the first quarter of fiscal year 2017, in July 2016 we entered into two separate agreements with Boeing for the construction and purchase of the two ViaSat-3 class satellites and the integration of our payload technologies into the ViaSat-3 satellites at a price of approximately $368.3 million in the aggregate (subject to purchase price adjustments based on factors such as launch delay and early delivery), plus an additional amount for launch support services to be performed by Boeing, which agreements replaced and superseded this limited authorization to proceed. See “Liquidity and Capital Resources – Satellite-related activities.”

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

Our condensed consolidated balance sheets included $37.9 million and $37.4 million of “other liabilities” as of June 30, 2016 and March 31, 2016, respectively, which primarily consisted of the long-term portion of our satellite performance incentives obligation, our long-term warranty obligations, the long-term portion of deferred rent and long-term portion of deferred revenue. With the exception of the long-term portion of our satellite performance incentives obligation, these remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 9 to our condensed consolidated financial statements for additional information regarding our income taxes and related tax positions and Note 7 to our condensed consolidated financial statements for a discussion of our product warranties.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at June 30, 2016 as defined in Regulation S-K Item 303(a)(4) other than as discussed under Contractual Obligations above or disclosed in the notes to our consolidated financial statements included in this report or in our Annual Report on Form 10-K for the year ended March 31, 2016.

Recent Authoritative Guidance

For information regarding recently adopted and issued accounting pronouncements, see Note 1 to the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, short-term and long-term obligations, including the Credit Facilities and the 2020 Notes, and foreign currency forward contracts. We consider investments in highly liquid instruments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. As of June 30, 2016, we had $200.0 million in principal amount of outstanding borrowings under our Revolving Credit Facility, $264.4 million in principal amount of outstanding borrowings under our Ex-Im Credit Facility, as well as $28.4 million in accrued completion exposure fees expected to be financed under the Ex-Im Credit Facility, and $575.0 million in aggregate principal amount outstanding of the 2020 Notes, and we held no short-term investments. Our 2020 Notes and borrowings under our Ex-Im Credit Facility bear interest at a fixed rate and therefore our exposure to market risk for changes in interest rates relates primarily to borrowings under our Revolving Credit Facility, cash equivalents, short-term investments and short-term obligations.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain a significant portion of our cash balance in money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our cash and cash equivalents earn interest at variable rates. Our interest income has been and may continue to be negatively impacted by low market interest rates. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. If the underlying weighted average interest rate on our cash and cash equivalents, assuming balances remain constant over a year, changed by 50 basis points, interest income would have increased or decreased by less than $0.1 million for the three months ended June 30, 2016 and 2015. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material.

As of June 30, 2016, we had $200.0 million in principal amount of outstanding borrowings under our Revolving Credit Facility. Our primary interest rate under the Revolving Credit Facility is the Eurodollar rate plus an applicable margin that is based on our total leverage ratio. At June 30, 2016, the weighted average effective interest rate on our outstanding borrowings under the Revolving Credit Facility was 2.47%. Assuming the outstanding balance remained constant over a year, a 50 basis point increase in the interest rate would increase interest incurred, prior to effects of capitalized interest, by $1.0 million over a twelve-month period.

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

As of June 30, 2016, we had a number of foreign currency forward contracts outstanding which are intended to reduce the foreign currency risk for amounts payable to vendors in Euros. The foreign currency forward contracts with a notional amount of

$4.4 million had an insignificant amount of fair value recorded in other current assets as of June 30, 2016. If the foreign currency forward rate for the Euro to the U.S. dollar on these foreign currency forward contracts had changed by 10%, the fair value of these foreign currency forward contracts as of June 30, 2016 would have changed by approximately $0.4 million.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2016, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2016.

During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in a variety of claims, suits, investigations and proceedings arising in the ordinary course of business, including government investigations and claims, and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters. Such matters could result in fines; penalties, compensatory, treble or other damages; or non-monetary relief. A violation of government contract laws and regulations could also result in the termination of our government contracts or debarment from bidding on future government contracts. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of our current pending matters will not have a material adverse effect on our business, financial condition, results of operations or liquidity. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our business, financial condition, results of operations or liquidity in a particular period. For further information on the risks we face from existing and future claims, suits, investigations and proceedings, see “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, which factors could materially affect our business, financial condition, liquidity or future results. The risks described in our reports on Forms 10-K and 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

Item 6. Exhibits

The Exhibit Index on page 44 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.

August 9, 2016	/s/ MARK DANKBERG
Mark Dankberg
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ SHAWN DUFFY
Shawn Duffy
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number			Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Second Amendment to Credit Agreement and Other Loan Documents dated as of May 24, 2016, by and among ViaSat, Inc., MUFG Union Bank, N.A. (as agent) and the other lenders party thereto	8-K	000-21767	10.1	05/24/2016

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X