Form 10-Q
period 2016-09-30
VIASAT INC
filed 2016-11-09
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016.

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of October 28, 2016 was 49,486,623.

VIASAT, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of September 30, 2016	As of March 31, 2016
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$51,275	$42,088
Accounts receivable, net	276,497	286,724
Inventories	151,631	145,161
Prepaid expenses and other current assets	49,302	47,583

Total current assets	528,705	521,556

Satellites, net	1,014,433	898,197
Property and equipment, net	525,155	486,910
Other acquired intangible assets, net	28,742	33,604
Goodwill	116,404	117,040
Other assets	369,796	340,005

Total assets	$2,583,235	$2,397,312

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$97,783	$95,645
Accrued liabilities	186,407	184,344

Total current liabilities	284,190	279,989

Senior notes, net	575,352	575,304
Other long-term debt, net	485,124	370,224
Other liabilities	38,602	37,371

Total liabilities	1,383,268	1,262,888

Commitments and contingencies (Note 8)
Equity:
ViaSat, Inc. stockholders’ equity
Common stock	5	5
Paid-in capital	909,067	855,387
Retained earnings	286,578	273,704
Accumulated other comprehensive (loss) income	(1,011)	7

Total ViaSat, Inc. stockholders’ equity	1,194,639	1,129,103
Noncontrolling interest in subsidiary	5,328	5,321

Total equity	1,199,967	1,134,424

Total liabilities and equity	$2,583,235	$2,397,312

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(In thousands, except per share data)
Revenues:
Product revenues	$187,235	$163,660	$347,911	$332,008
Service revenues	211,923	189,670	414,377	365,700

Total revenues	399,158	353,330	762,288	697,708
Operating expenses:
Cost of product revenues	136,825	116,179	257,505	242,009
Cost of service revenues	134,241	124,595	261,823	242,204
Selling, general and administrative	77,224	73,351	156,624	144,458
Independent research and development	30,177	20,792	55,354	36,400
Amortization of acquired intangible assets	2,277	4,587	4,790	9,397

Income from operations	18,414	13,826	26,192	23,240
Other income (expense):
Interest income	229	598	552	1,294
Interest expense	(4,308)	(6,696)	(9,442)	(13,280)

Income before income taxes	14,335	7,728	17,302	11,254
Provision for income taxes	3,596	2,808	4,406	3,815

Net income	10,739	4,920	12,896	7,439
Less: net (loss) income attributable to the noncontrolling interest, net of tax	(280)	(16)	22	(105)

Net income attributable to ViaSat, Inc.	$11,019	$4,936	$12,874	$7,544

Basic net income per share attributable to ViaSat, Inc. common stockholders	$0.22	$0.10	$0.26	$0.16
Diluted net income per share attributable to ViaSat, Inc. common stockholders	$0.22	$0.10	$0.26	$0.15
Shares used in computing basic net income per share	49,503	48,205	49,319	48,052
Shares used in computing diluted net income per share	50,533	49,125	50,393	48,995

Comprehensive income:
Net income	$10,739	$4,920	$12,896	$7,439
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on hedging, net of tax	21	(20)	(79)	94
Foreign currency translation adjustments, net of tax	(175)	(681)	(939)	186

Other comprehensive (loss) income, net of tax	(154)	(701)	(1,018)	280

Comprehensive income	10,585	4,219	11,878	7,719
Less: comprehensive (loss) income attributable to the noncontrolling interest, net of tax	(280)	(16)	22	(105)

Comprehensive income attributable to ViaSat, Inc.	$10,865	$4,235	$11,856	$7,824

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	September 30, 2016	September 30, 2015
	(In thousands)
Cash flows from operating activities:
Net income	$12,896	$7,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	100,541	94,996
Amortization of intangible assets	21,279	23,433
Deferred income taxes	3,430	3,814
Stock-based compensation expense	25,418	22,283
Loss on disposition of fixed assets	17,812	17,862
Other non-cash adjustments	4,895	3,697
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	6,494	(41,073)
Inventories	(2,074)	(4,472)
Other assets	(5,907)	(4,367)
Accounts payable	(8,876)	(3,703)
Accrued liabilities	13,404	(10,210)
Other liabilities	2,315	(2,201)

Net cash provided by operating activities	191,627	107,498
Cash flows from investing activities:
Purchase of property, equipment and satellites	(260,033)	(137,517)
Cash paid for patents, licenses and other assets	(38,430)	(32,483)
Payments related to acquisition of business, net of cash acquired	—	(3,613)
Other investing activities	(649)	—

Net cash used in investing activities	(299,112)	(173,613)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	90,000	100,000
Payments of revolving credit facility borrowings	(45,000)	(145,000)
Proceeds from Ex-Im credit facility borrowings, net of discount	67,236	96,850
Payment of debt issuance costs	(6,583)	(803)
Proceeds from issuance of common stock under equity plans	14,487	11,422
Purchase of common stock in treasury (immediately retired) related to tax withholdings for stock-based compensation	(2,504)	(1,339)
Other financing activities	(761)	(886)

Net cash provided by financing activities	116,875	60,244
Effect of exchange rate changes on cash	(203)	14

Net increase (decrease) in cash and cash equivalents	9,187	(5,857)
Cash and cash equivalents at beginning of period	42,088	52,263

Cash and cash equivalents at end of period	$51,275	$46,406

Non-cash investing and financing activities:
Issuance of common stock in satisfaction of certain accrued employee compensation liabilities	$13,080	$11,609
Capital expenditures not paid for	$19,923	$22,957
Exposure fees on Ex-Im credit facility expected to be financed through Ex-Im credit facility	$7,382	$8,443

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(UNAUDITED)

	ViaSat, Inc. Stockholders					Noncontrolling Interest in Subsidiary	Total
	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings
	(In thousands, except share data)
Balance at March 31, 2016	48,926,417	$5	$855,387	$273,704	$7	$5,321	$1,134,424
Exercise of stock options	221,237	—	9,595	—	—	—	9,595
Issuance of stock under Employee Stock Purchase Plan	94,339	—	4,892	—	—	—	4,892
Stock-based compensation	—	—	28,617	—	—	—	28,617
Shares issued in settlement of certain accrued employee compensation liabilities	176,731	—	13,080	—	—	—	13,080
RSU awards vesting, net of shares withheld for taxes which have been retired	67,899	—	(2,504)	—	—	—	(2,504)
Other noncontrolling interest activity	—	—	—	—	—	(15)	(15)
Net income	—	—	—	12,874	—	22	12,896
Other comprehensive loss, net of tax	—	—	—	—	(1,018)	—	(1,018)

Balance at September 30, 2016	49,486,623	$5	$909,067	$286,578	$(1,011)	$5,328	$1,199,967

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation

The accompanying condensed consolidated balance sheet at September 30, 2016, the condensed consolidated statements of operations and comprehensive income for the three and six months ended September 30, 2016 and 2015, the condensed consolidated statements of cash flows for the six months ended September 30, 2016 and 2015 and the condensed consolidated statement of equity for the six months ended September 30, 2016 have been prepared by the management of ViaSat, Inc. (also referred to hereafter as the Company or ViaSat), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended March 31, 2016 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 31, 2016 included in the Company’s Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

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

Revenue recognition

A substantial portion of the Company’s revenues is derived from long-term contracts requiring development and delivery of complex equipment built to customer specifications. Sales related to long-term contracts are accounted for under the authoritative guidance for the percentage-of-completion method of accounting (Accounting Standards Codification (ASC) 605-35). Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred related to the contract, or as products are shipped under the units-of-delivery method. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. During the three months ended September 30, 2016 and 2015, the Company recorded losses of approximately $1.6 million and $0.3 million, respectively, related to loss contracts. During

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

the six months ended September 30, 2016 and 2015, the Company recorded losses of approximately $2.0 million and $1.7 million, respectively, related to loss contracts.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

government representatives. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal year 2016. As of September 30, 2016, the DCAA had completed its incurred cost audit for fiscal year 2004 and approved the Company’s incurred cost claims for fiscal years 2005 through 2015 without further audit. Although the Company has recorded contract revenues subsequent to fiscal year 2015 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of September 30, 2016 and March 31, 2016, the Company had $1.7 million and $2.5 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts (see Note 8).

Advertising costs

In accordance with the authoritative guidance for advertising costs (ASC 720-35), advertising costs are expensed as incurred and included in selling, general and administrative (SG&A) expenses. Advertising expenses for the three months ended September 30, 2016 and 2015 were $0.8 million and $2.9 million, respectively, and for the six months ended September 30, 2016 and 2015 were $1.6 million and $6.6 million, respectively.

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

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (ASC 835-20). With respect to assets under construction, including the ViaSat-2 satellite (which commenced construction during the first quarter of fiscal year 2014), and the ViaSat-3 class satellites (which commenced construction during the fourth quarter of fiscal year 2016), the Company capitalized $11.6 million and $7.1 million of interest expense for the three months ended September 30, 2016 and 2015, respectively, and capitalized $21.8 million and $13.2 million of interest expense for the six months ended September 30, 2016 and 2015, respectively.

The Company owns two satellites: ViaSat-1 (its first-generation high-capacity Ka-band spot-beam satellite, which was placed into service in January 2012) and WildBlue-1 (which was placed into service in March 2007). In addition, three additional satellites are under construction: the ViaSat-2 satellite (the Company’s second-generation high-capacity Ka-band satellite design) and two ViaSat-3 class satellites (the Company’s third-generation high-capacity Ka-band satellite design). The Company currently expects its ViaSat-2 satellite to be launched late in the fourth quarter of fiscal year 2017 or early in the first quarter of fiscal year 2018, and that the two ViaSat-3 class satellites will be launched in fiscal year 2020 or early fiscal year 2021. The Company also has an exclusive prepaid lifetime capital lease of Ka-band capacity over the contiguous United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and owns related earth stations and networking equipment for all of its satellites. The Company periodically reviews the remaining estimated useful life of its satellites to determine if revisions to estimated lives are necessary. The Company procures indoor and outdoor CPE units leased to subscribers under a retail leasing program as part of the Company’s satellite services segment, which are reflected in investing activities and property and equipment in the accompanying condensed consolidated financial statements. The Company depreciates the satellites, earth stations and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of September 30, 2016 were $266.8

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

million and $148.8 million, respectively. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of March 31, 2016 were $260.4 million and $136.4 million, respectively.

Occasionally, the Company may enter into capital lease arrangements for various machinery, equipment, computer-related equipment, software, furniture or fixtures. The Company records amortization of assets leased under capital lease arrangements within depreciation expense.

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs of $3.2 million related to patents were included in other assets as of September 30, 2016 and March 31, 2016. The Company capitalized costs of $15.4 million related to acquiring and obtaining orbital slots and other licenses included in other assets as of September 30, 2016 and March 31, 2016. Accumulated amortization related to these assets was $1.9 million and $1.7 million as of September 30, 2016 and March 31, 2016, respectively. Amortization expense related to these assets was an insignificant amount for the three and six months ended September 30, 2016 and 2015. If a patent, orbital slot or orbital license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During the three and six months ended September 30, 2016 and 2015, the Company did not write off any significant costs due to abandonment or impairment.

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense using the effective interest rate method, or, when the results are not materially different, on a straight-line basis over the expected term of the related debt. During the three months ended September 30, 2016 and 2015, an insignificant amount of debt issuance costs was capitalized. During the six months ended September 30, 2016 and 2015, $6.1 million and an insignificant amount, respectively, of debt issuance costs were capitalized. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in loss on extinguishment of debt in the condensed consolidated statements of operations and comprehensive income. Debt issuance costs related to the Company’s revolving credit facility (the Revolving Credit Facility) are recorded in prepaid expenses and other current assets and in other long-term assets in the condensed consolidated balance sheets in accordance with ASU 2015-15, Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which the Company adopted during the first quarter of fiscal year 2017. Debt issuance costs related to the Company’s 6.875% Senior Notes due 2020 (2020 Notes) and the Company’s direct loan facility with the Export-Import Bank of the United States for ViaSat-2 (the Ex-Im Credit Facility) are recorded as a direct deduction from the carrying amount of the related debt, consistent with debt discounts, in accordance with ASU 2015-03, Interest — Imputation of Interest (ASC 835-30): Simplifying the Presentation of Debt Issuance Costs, which the Company adopted during the first quarter of fiscal year 2017.

Software development

Costs of developing software for sale are charged to research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. Capitalized costs, net, of $187.4 million and $163.1 million related to software developed for resale were included in other assets as of September 30, 2016 and March 31, 2016, respectively. The Company capitalized $19.7 million and $40.7 million of costs related to software developed for resale for the three and six months ended September 30, 2016, respectively. The Company capitalized $17.0 million and $33.5 million of costs related to software developed for resale for the three and six months ended September 30, 2015, respectively. Amortization expense for capitalized software development costs was $8.7 million and $16.4 million for the three and six months ended September 30, 2016, respectively, and $7.7 million and $13.9 million for the three and six months ended September 30, 2015, respectively.

Self-insurance liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company has recorded self-insurance liability for its plans of $3.9 million and $3.8 million in accrued liabilities in the condensed consolidated balance sheets as of September 30, 2016 and March 31, 2016, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued liabilities in accordance with the estimated timing of the projected payments.

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At September 30, 2016 and March 31, 2016, no such amounts were accrued related to the aforementioned provisions.

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

Common stock held in treasury

As of September 30, 2016 and March 31, 2016, the Company had no shares of common stock held in treasury.

During the first six months of fiscal years 2017 and 2016, the Company issued 102,103 and 68,663 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, the Company withheld 34,204 and 22,185 shares of common stock at cost with a total value of $2.5 million and $1.3 million during the first six months of fiscal years 2017 and 2016, respectively. Although shares withheld for employee withholding taxes are technically not issued, they are treated as common stock repurchases for accounting purposes (with such shares deemed to be repurchased and then immediately retired), as they reduce the number of shares that otherwise would have been issued upon vesting of the restricted stock units. These retired shares remain as authorized stock; however they are considered to be unissued. The retirement of treasury stock had no impact on the Company’s total consolidated stockholders’ equity.

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

During the three and six months ended September 30, 2016 and 2015, the Company settled certain foreign exchange contracts and in connection therewith recognized an insignificant gain recorded in cost of revenues based on the nature of the underlying transactions. The fair value of the Company’s foreign currency forward contracts was an insignificant amount recorded as an other current asset as of September 30, 2016 and March 31, 2016. The notional value of foreign currency forward contracts outstanding as of September 30, 2016 and March 31, 2016 was $3.8 million and $5.0 million, respectively.

At September 30, 2016, the estimated net amount of unrealized gains or losses related to foreign currency forward contracts that was expected to be reclassified to earnings within the next twelve months was insignificant. The Company’s foreign currency forward contracts outstanding as of September 30, 2016 will mature within approximately 18 to 36 months from their inception. There were no gains or losses from ineffectiveness of these derivative instruments recorded for the three and six months ended September 30, 2016 and 2015.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Stock-based compensation

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes expense on a straight-line basis over the employee’s requisite service period. Stock-based compensation expense is recognized in the condensed consolidated statements of operations and comprehensive income for the three and six months ended September 30, 2016 and 2015 only for those awards ultimately expected to vest, with forfeitures estimated at the date of grant. The authoritative guidance for share-based payments requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recognized $12.6 million and $25.4 million of stock-based compensation expense for the three and six months ended September 30, 2016, respectively. The Company recognized $11.6 million and $22.3 million of stock-based compensation expense for the three and six months ended September 30, 2015, respectively.

For the six months ended September 30, 2016 and 2015, the Company recorded no incremental tax benefits from stock options exercised and restricted stock unit awards vesting as the excess tax benefit from stock options exercised and restricted stock unit awards vesting increased the Company’s net operating loss carryforward.

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

Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate cannot be made, the Company computes its provision for income taxes using the actual effective tax rate (discrete method) for the year-to-date period. For the three and six months ended September 30, 2016, we used the actual effective year-to-date tax rate in calculating the income tax provision for the periods as a reliable estimate of the annual effective tax rate could not be made. The income tax provision for the periods differed from the amounts which would have been recorded using the U.S. statutory rate due primarily to the benefit of research and development tax credits.

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

        In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The new standard requires management to perform interim and annual evaluations and sets forth principles for considering the mitigating effect of management’s plans. The standard mandates certain disclosures when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. This guidance is effective for the Company in fiscal year 2017, with early application permitted. The Company early adopted the guidance, which did not have a material impact on the Company’s consolidated financial statements and disclosures.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). ASU 2016-15 makes eight targeted changes to how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The new standard will become effective for the Company beginning in fiscal year 2019, with early adoption permitted. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740). ASU 2016-16 requires that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs as opposed to when the asset has been sold to an outside party. The new standard will become effective for the Company beginning in fiscal year 2019, with early adoption permitted. The new standard will require a modified retrospective basis through cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2 — Composition of Certain Balance Sheet Captions

	As of September 30, 2016	As of March 31, 2016
	(In thousands)
Accounts receivable, net:
Billed	$144,785	$146,309
Unbilled	133,425	141,568
Allowance for doubtful accounts	(1,713)	(1,153)

	$276,497	$286,724

Inventories:
Raw materials	$47,951	$46,757
Work in process	30,170	27,200
Finished goods	73,510	71,204

	$151,631	$145,161

Prepaid expenses and other current assets:
Prepaid expenses	$45,608	$41,784
Other	3,694	5,799

	$49,302	$47,583

Satellites, net:
Satellites (estimated useful life of 10-17 years)	$559,094	$559,094
Capital lease of satellite capacity — Anik F2 (estimated useful life of 10 years)	99,090	99,090
Satellites under construction	657,433	515,696

	1,315,617	1,173,880
Less: accumulated depreciation and amortization	(301,184)	(275,683)

	$1,014,433	$898,197

Property and equipment, net:
Equipment and software (estimated useful life of 2-7 years)	$620,745	$568,663
CPE leased equipment (estimated useful life of 4-5 years)	266,811	260,409
Furniture and fixtures (estimated useful life of 7 years)	29,879	25,501
Leasehold improvements (estimated useful life of 2-17 years)	78,154	71,895
Building (estimated useful life of 24 years)	8,923	8,923
Land	41,960	41,960
Construction in progress	96,684	73,535

	1,143,156	1,050,886
Less: accumulated depreciation	(618,001)	(563,976)

	$525,155	$486,910

Other acquired intangible assets, net:
Technology (weighted average useful life of 6 years)	$74,015	$74,848
Contracts and customer relationships (weighted average useful life of 8 years)	99,318	99,499
Satellite co-location rights (weighted average useful life of 9 years)	8,600	8,600
Trade name (weighted average useful life of 3 years)	5,940	5,940
Other (weighted average useful life of 7 years)	8,697	8,717

	196,570	197,604
Less: accumulated amortization	(167,828)	(164,000)

	$28,742	$33,604

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	As of September 30, 2016	As of March 31, 2016
	(In thousands)
Other assets:
Deferred income taxes	$131,338	$134,721
Capitalized software costs, net	187,424	163,061
Patents, orbital slots and other licenses, net	16,700	16,900
Other	34,334	25,323

	$369,796	$340,005

Accrued liabilities:
Collections in excess of revenues and deferred revenues	$76,093	$64,624
Accrued employee compensation	21,212	35,056
Accrued vacation	29,597	28,646
Warranty reserve, current portion	7,605	7,867
Current portion of other long-term debt	281	274
Other	51,619	47,877

	$186,407	$184,344

Other liabilities:
Deferred revenue, long-term portion	$5,508	$5,470
Deferred rent, long-term portion	10,193	8,808
Warranty reserve, long-term portion	3,761	3,567
Satellite performance incentives obligation, long-term portion	19,140	19,514
Other	—	12

	$38,602	$37,371

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

The following tables present the Company’s hierarchy for its assets measured at fair value on a recurring basis as of September 30, 2016 and March 31, 2016:

	Fair Value as of September 30, 2016	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$2,003	$2,003	$—	$—
Foreign currency forward contracts	69	—	69	—

Total assets measured at fair value on a recurring basis	$2,072	$2,003	$69	$—

	Fair Value as of March 31, 2016	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$2,003	$2,003	$—	$—
Foreign currency forward contracts	196	—	196	—

Total assets measured at fair value on a recurring basis	$2,199	$2,003	$196	$—

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

Long-term debt — The Company’s long-term debt consists of borrowings under the Revolving Credit Facility and the Ex-Im Credit Facility (together with the Revolving Credit Facility, the Credit Facilities), as well as $575.0 million in aggregate principal amount of 2020 Notes. Long-term debt related to the Revolving Credit Facility is reported at the outstanding principal amount of borrowings, while long-term debt related to the Ex-Im Credit Facility and 2020 Notes is reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. As of September 30, 2016 and March 31, 2016, the fair value of the Company’s outstanding long-term debt related to the 2020 Notes was determined using quoted prices in active markets (Level 1) and was $595.8 million and $597.3 million, respectively. The fair value of the Company’s long-term debt related to the Revolving Credit Facility approximates its carrying amount due to its variable interest rate, which approximates a market interest rate. As of September 30, 2016 and March 31, 2016, the fair value of the Company’s long-term debt related to the Ex-Im Credit Facility was determined based on a discounted cash flow analysis using observable market interest rates for instruments with similar terms (Level 2) and was approximately $296.0 million and $219.9 million, respectively.

Satellite performance incentives obligation — The Company’s contract with the manufacturer of ViaSat-1 requires the Company to make monthly in-orbit satellite performance incentive payments, including interest at 7.0%, over a fifteen-year period from December 2011 to December 2026, subject to the continued satisfactory performance of the satellite. The Company recorded the net present value of these expected future payments as a liability and as a component of the cost of the satellite. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentives on a recurring basis. The fair value of the Company’s outstanding satellite performance incentives is estimated to approximate their carrying value based on current rates (Level 2). As of September 30, 2016 and March 31, 2016, the Company’s estimated satellite performance incentives obligation and accrued interest was $21.7 million and $22.0 million, respectively.

Note 4 — Shares Used In Computing Diluted Net Income Per Share

	Three Months Ended		Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(In thousands)
Weighted average:
Common shares outstanding used in calculating basic net income per share attributable to ViaSat, Inc. common stockholders	49,503	48,205	49,319	48,052
Options to purchase common stock as determined by application of the treasury stock method	276	317	281	332
Restricted stock units to acquire common stock as determined by application of the treasury stock method	669	520	637	469
Potentially issuable shares in connection with certain terms of the ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan	85	83	156	142

Shares used in computing diluted net income per share attributable to ViaSat, Inc. common stockholders	50,533	49,125	50,393	48,995

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Antidilutive shares relating to stock options excluded from the calculation comprised 413,750 and 398,771 shares for the three and six months ended September 30, 2016, respectively, and 657,457 and 645,967 shares for the three and six months ended September 30, 2015, respectively.

Antidilutive shares relating to restricted stock units excluded from the calculation comprised zero shares for the three and six months ended September 30, 2016, and 12,235 and six shares for the three and six months ended September 30, 2015, respectively.

Note 5 — Goodwill and Acquired Intangible Assets

During the first six months of fiscal year 2017, the Company’s goodwill decreased by $0.6 million, which related to the effects of foreign currency translation recorded within the Company’s government systems and commercial networks segments.

Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of two to ten years. Amortization expense related to other acquired intangible assets was $2.3 million and $4.6 million for the three months ended September 30, 2016 and 2015, respectively, and $4.8 million and $9.4 million for the six months ended September 30, 2016 and 2015, respectively.

The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of international businesses acquired. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the six months ended September 30, 2016	$4,790

Expected for the remainder of fiscal year 2017	$4,553
Expected for fiscal year 2018	8,005
Expected for fiscal year 2019	5,493
Expected for fiscal year 2020	4,460
Expected for fiscal year 2021	3,040
Thereafter	3,191

$28,742

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 6 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of September 30, 2016 and March 31, 2016:

	As of September 30, 2016	As of March 31, 2016
	(In thousands)
Senior Notes
2020 Notes	$575,000	$575,000
Unamortized premium and debt issuance costs on the 2020 Notes, net (2)	352	304

Total senior notes, net	575,352	575,304
Less: current portion of the senior notes	—	—

Total senior notes long-term, net	575,352	575,304

Other Long-Term Debt
Revolving Credit Facility	225,000	180,000
Ex-Im Credit Facility (1)	292,777	218,157
Unamortized discount and debt issuance costs on the Ex-Im Credit Facility (1) (2)	(32,948)	(28,221)
Other	576	562

Total other long-term debt, net	485,405	370,498
Less: current portion of other long-term debt, net	281	274

Other long-term debt, net	485,124	370,224

Total debt, net	1,060,757	945,802
Less: current portion	281	274

Long-term debt, net	$1,060,476	$945,528

(1)	As of September 30, 2016, included in Ex-Im Credit Facility and in unamortized discount and debt issuance costs on the Ex-Im Credit Facility was $28.4 million and $24.3 million, respectively, relating to the exposure fees accrued as of such date expected to be financed under the Ex-Im Credit Facility. As of March 31, 2016, included in Ex-Im Credit Facility and in unamortized discount and debt issuance costs on the Ex-Im Credit Facility was $21.0 million and $18.7 million, respectively, relating to the exposure fees accrued as of such date expected to be financed under the Ex-Im Credit Facility.
(2)	During the first quarter of fiscal year 2017, the Company adopted ASU 2015-03. The retrospective basis adoption of this guidance resulted in reclassification of unamortized debt issuance costs as a direct deduction from the carrying amount of the Company’s 2020 Notes and the Ex-Im Credit Facility, respectively, consistent with unamortized discount, as of March 31, 2016.

Revolving Credit Facility

As of September 30, 2016, the Revolving Credit Facility provided an $800.0 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of May 24, 2021 (or March 16, 2020, if more than $200.0 million of the Company’s 2020 Notes are then outstanding and certain conditions are met).

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. At September 30, 2016, the weighted average effective interest rate on the Company’s outstanding borrowings under the Revolving Credit Facility was 2.78%. The Company has capitalized certain amounts of interest expense on the Revolving Credit Facility in connection with the construction of various assets during the construction period. The Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Revolving Credit Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of September 30, 2016, none of the Company’s subsidiaries guaranteed the Revolving Credit Facility.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The Company was in compliance with its financial covenants under the Revolving Credit Facility as of September 30, 2016. At September 30, 2016, the Company had $225.0 million in principal amount of outstanding borrowings under the Revolving Credit Facility and $42.9 million outstanding under standby letters of credit, leaving borrowing availability under the Revolving Credit Facility as of September 30, 2016 of $532.1 million.

Ex-Im Credit Facility

As of September 30, 2016, the Ex-Im Credit Facility provided a $386.7 million senior secured direct loan facility, $343.1 million of which can be used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remainder used to finance the total exposure fees incurred under the Ex-Im Credit Facility of up to $43.6 million (depending on the total amount of financing borrowed under the Ex-Im Credit Facility).

Borrowings under the Ex-Im Credit Facility bear interest at a fixed rate of 2.38% and are required to be repaid in 16 approximately equal semi-annual installments, commencing approximately six months after the in-orbit acceptance date of the ViaSat-2 satellite (or, if earlier, on April 15, 2018), with a maturity date of October 15, 2025. Exposure fees of $6.0 million were incurred in connection with the initial borrowing under the Ex-Im Credit Facility, with the remaining exposure fees payable by the in-orbit acceptance date for ViaSat-2. Exposure fees under the Ex-Im Credit Facility are amortized using the effective interest rate method. The effective interest rate on the Company’s outstanding borrowings under the Ex-Im Credit Facility, which takes into account estimated timing and amount of borrowings, exposure fees, debt issuance costs and other fees, was estimated to be between 4.5% and 4.6% as of September 30, 2016. The Ex-Im Credit Facility is guaranteed by ViaSat and is secured by first-priority liens on the ViaSat-2 satellite and related assets, as well as a pledge of the capital stock of the borrower under the facility.

The Ex-Im Credit Facility contains financial covenants regarding ViaSat’s maximum total leverage ratio and minimum interest coverage ratio. In addition, the Ex-Im Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments, which on October 11, 2016 were amended to bring them into closer alignment with the covenants under the Company’s amended Revolving Credit Facility.

The Company was in compliance with its financial covenants under the Ex-Im Credit Facility as of September 30, 2016. At September 30, 2016, the Company had $264.4 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility and had accrued $28.4 million in completion exposure fees expected to be financed under the Ex-Im Credit Facility. As of September 30, 2016, the undrawn commitment under the Ex-Im Credit Facility was $93.9 million (excluding $28.4 million of accrued completion exposure fees), of which $84.6 million was available to finance ViaSat-2 related costs once incurred. The Ex-Im Credit Facility, however, provides that the maximum amount that may be borrowed to finance payments under the ViaSat-2 satellite construction contract prior to the date that the satellite is shipped to the launch site may not exceed $266.2 million, which initial pre-shipping borrowing level is anticipated to be reached during November 2016. The borrowings under the Ex-Im Credit Facility were issued with a discount of $35.5 million (comprising the initial $6.0 million exposure fee, the completion exposure fees accrued as of September 30, 2016, and other customary fees). The borrowings under the Ex-Im Credit Facility are recorded as long-term debt, net of unamortized discount and debt issuance costs, in the Company’s condensed consolidated financial statements. The discount and deferred financing cost associated with the issuance of the borrowings under the Ex-Im Credit Facility is amortized to interest expense on an effective interest rate basis over the term of the borrowings under the Ex-Im Credit Facility.

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

The 2020 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of September 30, 2016, none of the Company’s subsidiaries guaranteed the 2020 Notes. The 2020 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2020 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities (to the extent of the value of the assets securing such

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2020 Notes, and are senior in right of payment to all of their existing and future subordinated indebtedness.

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

Note 7 — Product Warranty

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as accrued liabilities and amounts expected to be incurred beyond twelve months are classified as other liabilities in the condensed consolidated financial statements. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, the Company bases its estimates on its experience with the technology involved and the types of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and, in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual during the six months ended September 30, 2016 and 2015:

	Six Months Ended
	September 30, 2016	September 30, 2015
	(In thousands)
Balance, beginning of period	$11,434	$15,545
Change in liability for warranties issued in period	4,167	1,614
Settlements made (in cash or in kind) during the period	(4,235)	(4,178)

Balance, end of period	$11,366	$12,981

Note 8 — Commitments and Contingencies

In May 2013, the Company entered into an agreement to purchase ViaSat-2 (the Company’s second high-capacity Ka-band satellite) from The Boeing Company (Boeing) at a price of approximately $358.0 million, plus an additional amount for launch support services to be performed by Boeing.

In July 2016, the Company entered into two separate agreements with Boeing for the construction and purchase of two ViaSat-3 class satellites (the Company’s third-generation high-capacity Ka-band satellite design) and the integration of ViaSat’s payload technologies into the satellites at a price of approximately $368.3 million in the aggregate (subject to purchase price adjustments based on factors such as launch delay and early delivery), plus an additional amount for launch support services to be performed by Boeing. In addition, under one of these agreements, the Company has the option to order up to two additional ViaSat-3 class satellites. These agreements supersede the prior limited authorization to proceed which was entered into during the fourth quarter of fiscal year 2016. The first ViaSat-3 class satellite is expected to provide broadband services over the Americas, and the second is expected to provide broadband services over Europe, Middle East and Africa.

From time to time, the Company is involved in a variety of claims, suits, investigations and proceedings arising in the ordinary course of business, including government investigations and claims, and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters. Such matters could result in fines; penalties, compensatory,

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

The Company has contracts with various U.S. government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal year 2016. As of September 30, 2016, the DCAA had completed its incurred cost audit for fiscal year 2004 and approved the Company’s incurred cost claims for fiscal years 2005 through 2015 without further audit. Although the Company has recorded contract revenues subsequent to fiscal year 2015 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of September 30, 2016 and March 31, 2016, the Company had $1.7 million and $2.5 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on the status of the related contracts.

Note 9 — Income Taxes

Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate cannot be made, the Company computes its provision for income taxes using the actual effective tax rate (discrete method) for the year-to-date period. The Company’s effective tax rate is highly influenced by the amount of its research and development tax credits. A small change in estimated annual pretax income (loss) can produce a significant variance in the annual effective tax rate given the Company’s expected amount of research and development tax credits. This variability provides an unreliable estimate of the annual effective tax rate. As a result, and in accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company has computed its provision for income taxes for the three and six months ended September 30, 2016, by applying the actual effective tax rate to the year-to-date income for the three-month and six-month periods.

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

For the three and six months ended September 30, 2016, the Company’s gross unrecognized tax benefits increased by $1.0 million and $2.1 million, respectively. In the next twelve months it is reasonably possible that the amount of unrecognized tax benefits will not change significantly.

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

Segment revenues and operating profits (losses) for the three and six months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended		Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(In thousands)
Revenues:
Satellite services
Product (1)	$6,782	$6,376	$13,467	$12,652
Service	149,502	133,809	295,210	259,949

Total	156,284	140,185	308,677	272,601
Commercial networks
Product	58,445	61,983	117,041	123,494
Service	7,018	4,387	13,975	9,631

Total	65,463	66,370	131,016	133,125
Government systems
Product	122,008	95,301	217,403	195,862
Service	55,403	51,474	105,192	96,120

Total	177,411	146,775	322,595	291,982
Elimination of intersegment revenues	—	—	—	—

Total revenues	$399,158	$353,330	$762,288	$697,708

Operating profits (losses):
Satellite services (1)	$32,550	$21,036	$63,417	$38,077
Commercial networks	(40,868)	(22,306)	(79,399)	(41,039)
Government systems	29,009	19,683	46,964	35,599
Elimination of intersegment operating profits	—	—	—	—

Segment operating profit before corporate and amortization of acquired intangible assets	20,691	18,413	30,982	32,637
Corporate	—	—	—	—
Amortization of acquired intangible assets	(2,277)	(4,587)	(4,790)	(9,397)

Income from operations	$18,414	$13,826	$26,192	$23,240

(1)	Product revenues and operating profits in the satellite services segment for the three and six months ended September 30, 2016 included $6.6 million and $13.2 million, respectively, and for the three and six months ended September 30, 2015 included $6.3 million and $12.5 million, respectively, relating to amounts realized under the Company’s settlement agreement entered into in fiscal year 2015 with Space System Loral, Inc. and its former parent company Loral Space & Communications, Inc.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. The Company’s property and equipment, including its satellites, earth stations and other networking equipment, are assigned to corporate assets as they are available for use by the various segments throughout their estimated useful lives. Segment assets as of September 30, 2016 and March 31, 2016 were as follows:

	As of September 30, 2016	As of March 31, 2016
	(In thousands)
Segment assets:
Satellite services	$58,618	$57,529
Commercial networks	180,028	212,943
Government systems	334,602	311,927

Total segment assets	573,248	582,399
Corporate assets	2,009,987	1,814,913

Total assets	$2,583,235	$2,397,312

Other acquired intangible assets, net and goodwill included in segment assets as of September 30, 2016 and March 31, 2016 were as follows:

	Other Acquired Intangible Assets, Net		Goodwill
	As of September 30, 2016	As of March 31, 2016	As of September 30, 2016	As of March 31, 2016
	(In thousands)
Satellite services	$6,541	$8,751	$9,809	$9,809
Commercial networks	5,726	6,581	43,977	43,990
Government systems	16,475	18,272	62,618	63,241

Total	$28,742	$33,604	$116,404	$117,040

Amortization of acquired intangible assets by segment for the three and six months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended		Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(In thousands)
Satellite services	$1,105	$2,765	$2,209	$5,530
Commercial networks	411	755	856	1,251
Government systems	761	1,067	1,725	2,616

Total amortization of acquired intangible assets	$2,277	$4,587	$4,790	$9,397

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future economic conditions and performance; the development, customer acceptance and anticipated performance of technologies, products or services; satellite construction and launch activities; the performance and anticipated benefits of our ViaSat-2 and ViaSat-3 class satellites and any future satellite we may construct or acquire; the expected completion, capacity, service, coverage, service speeds and other features of our satellites, and the timing, cost, economics and other benefits associated therewith; anticipated subscriber growth; our proposed strategic partnering arrangement with Eutelsat S.A. (together with its affiliates, Eutelsat) and the timing, costs, economics and other benefits associated therewith; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ materially include: our ability to realize the anticipated benefits of the ViaSat-2 and ViaSat-3 class satellites and any future satellite we may construct or acquire; unexpected expenses related to our satellite projects; our ability to consummate our proposed strategic partnering arrangement with Eutelsat and to realize the anticipated benefits of the strategic partnering arrangement; our ability to successfully implement our business plan for our broadband services on our anticipated timeline or at all; risks associated with the construction, launch and operation of satellites, including the effect of any anomaly, operational failure or degradation in satellite performance; our ability to successfully develop, introduce and sell new technologies, products and services; audits by the U.S. government; changes in the global business environment and economic conditions; delays in approving U.S. government budgets and cuts in government defense expenditures; our reliance on U.S. government contracts, and on a small number of contracts which account for a significant percentage of our revenues; reduced demand for products and services as a result of continued constraints on capital spending by customers; changes in relationships with, or the financial condition of, key customers or suppliers; our reliance on a limited number of third parties to manufacture and supply our products; increased competition; introduction of new technologies and other factors affecting the communications and defense industries generally; the effect of adverse regulatory changes on our ability to sell products and services; our level of indebtedness and ability to comply with applicable debt covenants; our involvement in litigation, including intellectual property claims and litigation to protect our proprietary technology; our dependence on a limited number of key employees; and other factors identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, under the heading “Risk Factors” in Part II, Item 1A of this report, elsewhere in this report and our other filings with the Securities and Exchange Commission (the SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Satellite Services

Our satellite services segment provides satellite-based high-speed broadband services to consumers, enterprises, commercial airlines and mobile broadband customers primarily in the United States. Our Exede® broadband services offer high-speed, high-quality broadband internet access across the contiguous United States. We also offer similar services for a growing number of commercial and business aircraft both in the United States and abroad. Our satellite services business also provides a platform for the provision of network management services to domestic and international satellite service providers. Our satellite services business uses our proprietary technology platform to provide broadband services with multiple applications. Our proprietary Ka-band satellites are at the core of our technology platform. We own two satellites: ViaSat-1 (our first-generation high-capacity Ka-band spot-beam satellite, which was placed into service in January 2012) and WildBlue-1 (which was placed into service in March 2007). In addition, three additional satellites are under construction: the ViaSat-2 satellite (our second-generation high-capacity Ka-band satellite design) and two ViaSat-3 class satellites (our third-generation high-capacity Ka-band satellite design). We currently expect the ViaSat-2 satellite to be launched late in the fourth quarter of fiscal year 2017 or early in the first quarter of fiscal year 2018, and that the two ViaSat-3 class satellites will be launched in fiscal year 2020 or early fiscal year 2021.

The primary services offered by our satellite services segment are comprised of:

•

Fixed broadband services under the Exede and Wildblue® brands offered to consumers and businesses primarily in the United States, which provide users with high-speed broadband internet access and Voice over Internet Protocol (VoIP) services. As of September 30, 2016, we provided broadband internet services to approximately 686,000 consumer and small business subscribers.

•

In-flight broadband services including our flagship Exede In The Air service. As of September 30, 2016, 533 commercial aircraft were in service utilizing our Exede in-flight broadband services. In November 2016, ViaSat was selected by a North American airline to retrofit more than 500 aircraft from its existing domestic fleet with ViaSat’s in-flight broadband system, with installation expected to begin in the first half of fiscal year 2018.

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

Our products in our commercial networks and government systems segments are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Fixed-price contracts (which require us to provide products and services under a contract at a specified price) comprised approximately 89% and 90% of our total revenues for these segments for the three months ended September 30, 2016 and 2015, respectively, and 88% and 89% of our total revenues for these segments for the six months ended September 30, 2016 and 2015, respectively. The remainder of our revenues in these segments for such periods was derived from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

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

Historically, a significant portion of our revenues in our commercial networks and government systems segments has been derived from customer contracts that include the research and development of products. The research and development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded research and development from our customer contracts were approximately 16% and 20% of our total revenues in the three months ended September 30, 2016 and 2015, respectively. Revenues for our funded research and development from our customer contracts were approximately 19% of our total revenues in the six months ended September 30, 2016 and 2015.

We also incur independent research and development (IR&D) expenses, which are not directly funded by a third party. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development projects. IR&D expenses were approximately 8% and 6% of total revenues during the three months ended September 30, 2016 and 2015, respectively, and approximately 7% and 5% of total revenues during the six months ended September 30, 2016 and 2015, respectively. As a government contractor, we are able to recover a portion of our IR&D expenses pursuant to our government contracts.

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

The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. For contract claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. During the three months ended September 30, 2016 and 2015, we recorded losses of approximately $1.6 million and $0.3 million, respectively, related to loss contracts. During the six months ended September 30, 2016 and 2015, we recorded losses of approximately $2.0 million and $1.7 million, respectively, related to loss contracts.

Assuming the initial estimates of sales and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates due to revisions in sales and future cost estimates or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for on a cumulative basis in the period estimates are revised. We believe we have established appropriate systems and processes to enable us to reasonably estimate future costs on our programs through regular evaluations of contract costs, scheduling and technical matters by business unit personnel and management. Historically, in the aggregate, we have not experienced significant deviations in actual costs from estimated program costs, and when deviations that result in significant adjustments arise, we disclose the related impact in Management’s Discussion and Analysis of Financial Condition and Results of Operations. However, these estimates require significant management judgment, and a significant change in future cost estimates on one or more programs could have a material effect on our results of operations. A one percent variance in our future cost estimates on open fixed-price contracts as of September 30, 2016 would change our income before income taxes by approximately $0.4 million.

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

We own two satellites: ViaSat-1 (our first-generation high-capacity Ka-band spot-beam satellite, which was placed into service in January 2012) and WildBlue-1 (which was placed into service in March 2007). In addition, three additional satellites are under construction: the ViaSat-2 satellite (our second-generation high-capacity Ka-band satellite design) and two ViaSat-3 class satellites (our third-generation high-capacity Ka-band satellite design). We currently expect the ViaSat-2 satellite to be launched late in the fourth quarter of fiscal year 2017 or early in the first quarter of fiscal year 2018, and that the two ViaSat-3 class satellites will be launched in fiscal year 2020 or early fiscal year 2021. We also have an exclusive prepaid lifetime capital lease of Ka-band capacity over the contiguous United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and own related earth stations and networking equipment for all of our satellites. Property and equipment also includes the CPE units leased to subscribers under a retail leasing program as part of our satellite services segment.

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We periodically review the remaining estimated useful life of the satellite to determine if revisions to the estimated life are necessary. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by us for the three and six months ended September 30, 2016 and 2015.

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

Income taxes and valuation allowance on deferred tax assets

Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis to determine if the weight of available evidence suggests that an additional valuation allowance is needed. In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the event that our estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established which would cause a decrease to income in the period such determination is made. Our valuation allowance against deferred tax assets increased from $17.1 million at March 31, 2016 to $19.3 million at September 30, 2016. The valuation allowance primarily relates to state net operating loss carryforwards and research and development tax credit carryforwards available to reduce state income taxes.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues:	100.0%	100.0%	100.0%	100.0%
Product revenues	46.9	46.3	45.6	47.6
Service revenues	53.1	53.7	54.4	52.4
Operating expenses:
Cost of product revenues	34.3	32.9	33.8	34.7
Cost of service revenues	33.6	35.3	34.3	34.7
Selling, general and administrative	19.3	20.8	20.5	20.7
Independent research and development	7.6	5.9	7.3	5.2
Amortization of acquired intangible assets	0.6	1.3	0.6	1.3

Income from operations	4.6	3.9	3.4	3.3
Interest expense, net	(1.0)	(1.7)	(1.2)	(1.7)

Income before income taxes	3.6	2.2	2.3	1.6
Provision for income taxes	0.9	0.8	0.6	0.5

Net income	2.7	1.4	1.7	1.1
Net income attributable to ViaSat, Inc.	2.8	1.4	1.7	1.1

Three Months Ended September 30, 2016 vs. Three Months Ended September 30, 2015

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2016	September 30, 2015
Product revenues	$187.2	$163.7	$23.6	14.4%
Service revenues	211.9	189.7	22.3	11.7%

Total revenues	$399.2	$353.3	$45.8	13.0%

Our total revenues grew by $45.8 million as a result of a $23.6 million increase in product revenues and a $22.3 million increase in service revenues. The product revenue increase was primarily driven by an increase of $26.7 million in our government systems segment. The service revenue increase was primarily driven by increases of $15.7 million in our satellite services segment and $3.9 million in our government systems segment.

Cost of revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2016	September 30, 2015
Cost of product revenues	$136.8	$116.2	$20.6	17.8%
Cost of service revenues	134.2	124.6	9.6	7.7%

Total cost of revenues	$271.1	$240.8	$30.3	12.6%

Cost of revenues increased by $30.3 million due to increases of $20.6 million in cost of product revenues and $9.6 million in cost of service revenues. The cost of product revenue increase was primarily due to increased product revenues, causing a $16.7 million increase in cost of product revenues on a constant margin basis. This cost of product revenue increase mainly related to our tactical data link products and cybersecurity and information assurance products in our government systems segment. The cost of service revenue increase was primarily due to increased service revenues, which generated a $14.6 million increase in cost of service revenues on a constant margin basis. This increase mainly related to our Exede broadband services and in-flight broadband services in our satellite services segment, partially offset by improved margins from our Exede broadband services resulting from higher value service plan offerings compared to the prior year period.

Selling, general and administrative expenses

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2016	September 30, 2015
Selling, general and administrative	$77.2	$73.4	$3.9	5.3%

The $3.9 million increase in selling, general and administrative (SG&A) expenses was primarily attributable to higher support costs of $7.0 million mainly relating to our government systems segment. This increase was partially offset by lower selling costs primarily in our satellite services segment as well as lower new business proposal costs mainly in our government systems segment. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2016	September 30, 2015
Independent research and development	$30.2	$20.8	$9.4	45.1%

The $9.4 million increase in IR&D expenses was primarily the result of increased IR&D efforts in our commercial networks segment of $10.0 million, which mainly related to research increases in next-generation satellite payload technologies for our ViaSat-3 class satellites and mobile broadband satellite communication systems.

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to ten years. The $2.3 million decrease in amortization of acquired intangible assets in the second quarter of fiscal year 2017 compared to the prior year period was primarily the result of certain acquired customer relationship intangibles in our satellite services segment becoming fully amortized over the preceding twelve months. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the six months ended September 30, 2016	$4,790

Expected for the remainder of fiscal year 2017	$4,553
Expected for fiscal year 2018	8,005
Expected for fiscal year 2019	5,493
Expected for fiscal year 2020	4,460
Expected for fiscal year 2021	3,040
Thereafter	3,191

$28,742

Interest income

The $0.4 million decrease in interest income in the three months ended September 30, 2016 compared to the prior year period was primarily due to the decrease in the amount of payments under our settlement agreement with Space System Loral, Inc. and its former parent company Loral Space & Communications, Inc. (the Settlement Agreement), recognized as interest income in both periods.

Interest expense

The $2.4 million decrease in interest expense in the three months ended September 30, 2016 compared to the prior year period was primarily due to an increase of $4.5 million in the amount of interest capitalized during the second quarter of fiscal year 2017 compared to the prior year period. This decrease was partially offset by increased interest expense due to the overall higher amount of outstanding borrowings during the three months ended September 30, 2016 compared to the prior year period. Capitalized interest expense during the three months ended September 30, 2016 and 2015 related to the construction of ViaSat-2 and other assets and in the current year period also included interest expense related to the construction of our ViaSat-3 class satellites.

Provision for income taxes

For the three months ended September 30, 2016 and 2015, we recorded an income tax provision of $3.6 million and $2.8 million, respectively. The income tax provision for the periods differed from the amounts which would have been recorded using the U.S. statutory rate due primarily to the benefit of research and development tax credits. Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate cannot be made, we compute our provision for income taxes using the actual effective tax rate (discrete method) for the year-to-date period. For the three months ended September 30, 2016, we used the actual effective year-to-date tax rate in calculating the income tax provision for that period as a reliable estimate of the annual effective tax rate could not be made.

Segment Results for the Three Months Ended September 30, 2016 vs. Three Months Ended September 30, 2015

Satellite services segment

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2016	September 30, 2015
Segment product revenues	$6.8	$6.4	$0.4	6.4%
Segment service revenues	149.5	133.8	15.7	11.7%

Total segment revenues	$156.3	$140.2	$16.1	11.5%

Our satellite services segment revenues grew by $16.1 million primarily as a result of a $15.7 million increase in service revenues. The increase in service revenues was primarily driven by higher average revenue per Exede broadband internet subscriber, as well as the expansion of our in-flight broadband services compared to the prior year period. 533 commercial aircraft were in service as of September 30, 2016 compared to 419 commercial aircraft in service as of September 30, 2015. Total subscribers of our broadband internet services were relatively flat year over year, with approximately 686,000 subscribers at September 30, 2016 compared to 687,000 subscribers at September 30, 2015.

Segment operating profit

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2016	September 30, 2015
Segment operating profit	$32.6	$21.0	$11.5	54.7%
Percentage of segment revenues	20.8%	15.0%

The increase in our satellite services segment operating profit was driven primarily by higher earnings contributions of $11.3 million primarily due to the increase in service revenues. The higher average revenue per Exede broadband internet subscriber in the current year period was primarily driven by higher value service plan offerings compared to the prior year period, and resulted in increased service revenues and improved margins. We experienced positive contributions from our in-flight broadband services during the current year period.

Commercial networks segment

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2016	September 30, 2015
Segment product revenues	$58.4	$62.0	$(3.5)	(5.7)%
Segment service revenues	7.0	4.4	2.6	60.0%

Total segment revenues	$65.5	$66.4	$(0.9)	(1.4)%

Our commercial networks segment revenues decreased slightly by $0.9 million, due to a $3.5 million decrease in product revenues, offset by a $2.6 million increase in service revenues. The decrease in product revenues was primarily due to a decrease of $7.6 million in mobile broadband satellite communication systems, partially offset by an increase of $3.7 million related to fixed satellite networks (reflecting broadband terminal orders under our large-scale Australian Ka-band infrastructure project, partially offset by decreased revenues reflecting the nearing of completion of the Australian Ka-band infrastructure project).

Segment operating loss

	Three Months Ended		Dollar (Increase) Decrease	Percentage (Increase) Decrease
(In millions, except percentages)	September 30, 2016	September 30, 2015
Segment operating loss	$(40.9)	$(22.3)	$(18.6)	(83.2)%
Percentage of segment revenues	(62.4)%	(33.6)%

The $18.6 million increase in our commercial networks segment operating loss was driven primarily by a $10.0 million increase in IR&D expenses (primarily related to research increases in next-generation satellite payload technologies for our ViaSat-3 class satellites and mobile broadband satellite communication systems) and lower earnings contributions of $7.4 million (primarily due to lower revenues and lower margins in our mobile broadband satellite communication systems). Additionally, support costs increased $1.6 million compared to the prior year period.

Government systems segment

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2016	September 30, 2015
Segment product revenues	$122.0	$95.3	$26.7	28.0%
Segment service revenues	55.4	51.5	3.9	7.6%

Total segment revenues	$177.4	$146.8	$30.6	20.9%

Our government systems segment revenues increased by $30.6 million, due to a $26.7 million increase in product revenues and a $3.9 million increase in service revenues. The product revenue increase was primarily due to a $14.1 million increase in tactical data link products and a $13.3 million increase in cybersecurity and information assurance products. Of the service revenue increase, $2.8 million related to our network management services for Wi-Fi and other internet access networks and $2.1 million related to our government satellite communications systems services.

Segment operating profit

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2016	September 30, 2015
Segment operating profit	$29.0	$19.7	$9.3	47.4%
Percentage of segment revenues	16.4%	13.4%

The $9.3 million increase in our government systems segment operating profit reflected higher earnings contributions of $11.6 million primarily due to higher revenues and improved margins in our cybersecurity and information assurance products and tactical data link products. This operating profit increase was partially offset by overall higher SG&A costs of $2.9 million.

Six Months Ended September 30, 2016 vs. Six Months Ended September 30, 2015

Revenues

	Six Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2016	September 30, 2015
Product revenues	$347.9	$332.0	$15.9	4.8%
Service revenues	414.4	365.7	48.7	13.3%

Total revenues	$762.3	$697.7	$64.6	9.3%

Our total revenues grew by $64.6 million, due to a $48.7 million increase in service revenues and a $15.9 million increase in product revenues. The service revenue increase was primarily driven by increases of $35.3 million in our satellite services segment and $9.1 million in our government systems segment. The product revenue increase was primarily driven by an increase of $21.5 million in our government systems segment, partially offset by a $6.5 million decrease in our commercial networks segment.

Cost of revenues

	Six Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2016	September 30, 2015
Cost of product revenues	$257.5	$242.0	$15.5	6.4%
Cost of service revenues	261.8	242.2	19.6	8.1%

Total cost of revenues	$519.3	$484.2	$35.1	7.3%

Cost of revenues increased by $35.1 million due to a $19.6 million increase in cost of service revenues and $15.5 million increase in cost of product revenues. The cost of service revenue increase was primarily due to increased service revenues, which generated a $32.2 million increase in cost of service revenues on a constant margin basis. This increase mainly related to our Exede broadband services and in-flight broadband services in our satellite services segment, as well as our network management services for Wi-Fi and other internet access networks in our government systems segment, and was partially offset by improved margins from our Exede broadband services resulting from higher quality and higher value service plan offerings in our satellite services segment. The cost of product revenue increase was primarily due to increased revenues, causing a $11.6 million increase in cost of product revenues on a constant margin basis. This cost of product revenue increase mainly related to our cybersecurity and information assurance products and tactical data links products in our government systems segment.

Selling, general and administrative expenses

	Six Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2016	September 30, 2015
Selling, general and administrative	$156.6	$144.5	$12.2	8.4%

The $12.2 million increase in SG&A expenses was primarily attributable to higher support costs of $16.0 million spread across all three segments. This increase was partially offset by lower new business proposal costs mainly in our government systems segment as well as lower selling costs in our satellite services segment. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Six Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2016	September 30, 2015
Independent research and development	$55.4	$36.4	$19.0	52.1%

The $19.0 million increase in IR&D expenses was primarily the result of increased IR&D efforts in our commercial networks segment of $21.5 million (primarily related to research increases in next-generation satellite payload technologies for our ViaSat-3 class satellites and mobile broadband satellite communication systems).

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to ten years. The $4.6 million decrease in amortization of acquired intangible assets in the first six months of fiscal year 2017 compared to the prior year period was primarily the result of certain acquired customer relationship intangibles in our satellite services segment becoming fully amortized over the preceding twelve months. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the six months ended September 30, 2016	$4,790

Expected for the remainder of fiscal year 2017	$4,553
Expected for fiscal year 2018	8,005
Expected for fiscal year 2019	5,493
Expected for fiscal year 2020	4,460
Expected for fiscal year 2021	3,040
Thereafter	3,191

$28,742

Interest income

The $0.7 million decrease in interest income in the six months ended September 30, 2016 compared to the prior year period was primarily due to the decrease in the amount of payments under the Settlement Agreement recognized as interest income in both periods.

Interest expense

The $3.8 million decrease in interest expense in the six months ended September 30, 2016 compared to the prior year period was primarily due to an increase of $8.6 million in the amount of interest capitalized during the first six months of fiscal year 2017 compared to the same period last fiscal year. This decrease was partially offset by increased interest expense due to the overall higher amount of outstanding borrowings during the six months ended September 30, 2016 compared to the prior year period. Capitalized interest expense during the six months ended September 30, 2016 and 2015 related to the construction of ViaSat-2 and other assets and in the current year period also included interest expense related to the construction of our ViaSat-3 class satellites.

Provision for income taxes

For the six months ended September 30, 2016 and 2015, we recorded an income tax provision of $4.4 million and $3.8 million, respectively. The income tax provision for the periods differed from the amounts which would have been recorded using the U.S. statutory rate due primarily to the benefit of research and development tax credits. Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate cannot be made, we compute our provision for income taxes using the actual effective tax rate (discrete method) for the year-to-date period. For the six months ended September 30, 2016, we used the actual effective year-to-date tax rate in calculating the income tax provision for the period as a reliable estimate of the annual effective tax rate could not be made.

Segment Results for the Six Months Ended September 30, 2016 vs. Six Months Ended September 30, 2015

Satellite services segment

Revenues

	Six Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2016	September 30, 2015
Segment product revenues	$13.5	$12.7	$0.8	6.4%
Segment service revenues	295.2	259.9	35.3	13.6%

Total segment revenues	$308.7	$272.6	$36.1	13.2%

Our satellite services segment revenues grew by $36.1 million primarily as a result of a $35.3 million increase in service revenues. The increase in service revenues was primarily driven by higher average revenue per Exede broadband internet subscriber, as well as the expansion of our in-flight broadband services compared to the prior year period. 533 commercial aircraft were in service as of September 30, 2016 compared to 419 commercial aircraft in service as of September 30, 2015. Total subscribers of our broadband internet services were relatively flat year over year, with approximately 686,000 subscribers at September 30, 2016 compared to 687,000 subscribers at September 30, 2015.

Segment operating profit

	Six Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2016	September 30, 2015
Segment operating profit	$63.4	$38.1	$25.3	66.5%
Percentage of segment revenues	20.5%	14.0%

The increase in our satellite services segment operating profit was driven primarily by higher earnings contributions of $27.2 million primarily due to the increase in service revenues. The higher average revenue per Exede broadband internet subscriber in the current year period was primarily driven by higher value service plan offerings compared to the prior year period, and resulted in increased service revenues and improved margins. We also experienced positive contributions from our in-flight broadband services in the current year period.

Commercial networks segment

Revenues

	Six Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2016	September 30, 2015
Segment product revenues	$117.0	$123.5	$(6.5)	(5.2)%
Segment service revenues	14.0	9.6	4.3	45.1%

Total segment revenues	$131.0	$133.1	$(2.1)	(1.6)%

Our commercial networks segment revenues decreased by $2.1 million, due to a $6.5 million decrease in product revenues offset by a $4.3 million increase in service revenues. The product revenue decrease was comprised mainly of decreases of $13.4 million in mobile broadband satellite communication systems and $4.5 million in antenna systems products, partially offset by an increase of $10.5 million related to fixed satellite networks (reflecting broadband terminal orders under our large-scale Australian Ka-band infrastructure project, partially offset by decreased revenues reflecting the nearing of completion of the Australian Ka-band infrastructure project and a decrease from our next-generation Ka-band system contract in Canada). The service revenue increase was primarily due to a $4.3 million increase related to fixed satellite networks support agreements.

Segment operating loss

	Six Months Ended		Dollar (Increase) Decrease	Percentage (Increase) Decrease
(In millions, except percentages)	September 30, 2016	September 30, 2015
Segment operating loss	$(79.4)	$(41.0)	$(38.4)	(93.5)%
Percentage of segment revenues	(60.6)%	(30.8)%

The $38.4 million increase in our commercial networks segment operating loss was driven primarily by a $21.5 million increase in IR&D expenses (primarily related to research increases in next-generation satellite payload technologies for our ViaSat-3 class satellites and mobile broadband satellite communication systems) and lower earnings contributions of $12.0 million primarily due to lower revenues and lower margins in our mobile broadband satellite communication systems. Additionally, support costs increased $4.7 million compared to the prior year period.

Government systems segment

Revenues

	Six Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2016	September 30, 2015
Segment product revenues	$217.4	$195.9	$21.5	11.0%
Segment service revenues	105.2	96.1	9.1	9.4%

Total segment revenues	$322.6	$292.0	$30.6	10.5%

Our government systems segment revenues increased by $30.6 million due to a $21.5 million increase in product revenues and a $9.1 million increase in service revenues. The product revenue increase was primarily due to a $14.2 million increase in cybersecurity and information assurance products and an $8.1 million increase in tactical data link products. Of the service revenues increase, $6.9 million related to our network management services for Wi-Fi and other internet access networks and $2.0 million related to government satellite communication systems services.

Segment operating profit

	Six Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2016	September 30, 2015
Segment operating profit	$47.0	$35.6	$11.4	31.9%
Percentage of segment revenues	14.6%	12.2%

The $11.4 million increase in our government systems segment operating profit reflected higher earnings contributions of $14.3 million primarily due to higher revenues and improved margins in our cybersecurity and information assurance products and tactical data link products. This operating profit increase was partially offset by higher overall SG&A costs of $5.5 million.

Backlog

As reflected in the table below, our overall firm and funded backlog increased during the first six months of fiscal year 2017. The increases in firm and funded backlog were attributable to increases in our government systems segment.

	As of September 30, 2016	As of March 31, 2016
	(In millions)
Firm backlog
Satellite services segment	$136.9	$169.6
Commercial networks segment	284.5	286.7
Government systems segment	670.0	485.6

Total	$1,091.4	$941.9

Funded backlog
Satellite services segment	$136.9	$169.6
Commercial networks segment	284.5	286.7
Government systems segment	520.4	422.8

Total	$941.8	$879.1

The firm backlog does not include contract options. Of the $1,091.4 million in firm backlog, $341.7 million is expected to be delivered during the remaining six months of fiscal year 2017, and the balance is expected to be delivered in fiscal year 2018 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders. Backlog does not include contracts with our Exede broadband internet subscribers in our satellite services segment, nor does it include anticipated equipment purchase orders or future recurring Wi-Fi service revenues under commercial in-flight Wi-Fi agreements recorded in our commercial networks and satellite services segments, respectively.

Our total new awards were approximately $586.1 million and $922.4 million for the three and six months ended September 30, 2016, respectively, compared to $386.2 million and $691.7 million for the three and six months ended September 30, 2015, respectively.

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

Firm backlog amounts are comprised of funded and unfunded components. Funded backlog represents the sum of contract amounts for which funds have been specifically obligated by customers to contracts. Unfunded backlog represents future amounts that customers may obligate over the specified contract performance periods. Our customers allocate funds for expenditures on long-term contracts on a periodic basis. Our ability to realize revenues from contracts in backlog is dependent upon adequate funding for such contracts. Although we do not control the funding of our contracts, our experience indicates that actual contract funding has ultimately been approximately equal to the aggregate amounts of the contracts.

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing, export credit agency financing and equity financing. At September 30, 2016, we had $51.3 million in cash and cash equivalents, $244.5 million in working capital, $225.0 million in principal amount of outstanding borrowings under our revolving credit facility (the Revolving Credit Facility) and $264.4 million in principal amount of outstanding borrowings under our direct loan facility with the Export-Import Bank of the United States for ViaSat-2 (the Ex-Im Credit Facility and, together with the Revolving Credit Facility, the Credit Facilities), and we had accrued a further $28.4 million in completion exposure fees expected to be financed under the Ex-Im Credit Facility. At March 31, 2016, we had $42.1 million in cash and cash equivalents, $241.6 million in working capital, $180.0 million in principal amount of outstanding borrowings under our Revolving Credit Facility and $197.2 million in principal amount of outstanding borrowings under our Ex-Im Credit Facility, and we had accrued a further $21.0 million in completion exposure fees expected to be financed under the Ex-Im Credit Facility. We invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

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

Cash flows

Cash provided by operating activities for the first six months of fiscal year 2017 was $191.6 million compared to $107.5 million in the prior year period. This $84.1 million increase was primarily driven by a $71.4 million year-over-year decrease in cash used to fund net operating assets needs, coupled with our operating results (net income adjusted for depreciation, amortization and other non-cash charges) which generated $12.7 million of higher cash inflows year-over-year. The decrease in cash used to fund net operating assets during the first six months of fiscal year 2017 when compared to the prior year period was primarily due to lower combined billed and unbilled accounts receivable, net, attributable to the timing of contractual milestones for certain larger development programs primarily in our commercial networks segment, as well as an increase in our collections in excess of revenues and deferred revenues included in accrued liabilities due to the timing of milestone billings for certain larger development projects in our commercial networks and government systems segments.

Cash used in investing activities for the first six months of fiscal year 2017 was $299.1 million compared to $173.6 million in the prior year period. The increase in cash used in investing activities year-over-year reflects increases of $74.0 million in cash used for satellite construction, $39.1 million in capital expenditures used for property and other general purpose equipment, $9.4 million for the construction of earth stations and network operation systems related to ViaSat-2 and $6.0 million in cash used for capital software development.

Cash provided by financing activities for the first six months of fiscal year 2017 was $116.9 million compared to $60.2 million for the prior year period. This $56.6 million increase in cash provided by financing activities year-over-year was primarily related to $45.0 million in net proceeds from borrowings under our Revolving Credit Facility during the first six months of fiscal year 2017 compared to $45.0 million in net payments on borrowings in the prior year period. This increase was partially offset by a $29.6 million decrease in net proceeds from borrowings under our Ex-Im Credit Facility during the first six months of fiscal year 2017 compared to the prior year period. Cash provided by financing activities for both periods included cash received from stock option exercises and employee stock purchase plan purchases, and cash used for the repurchase of common stock related to net share settlement of certain employee tax liabilities in connection with the vesting of restricted stock unit awards.

Satellite-related activities

In May 2013, we entered into an agreement to purchase ViaSat-2, our second high-capacity Ka-band satellite, from The Boeing Company (Boeing) at a price of approximately $358.0 million, plus an additional amount for launch support services to be performed by Boeing. The projected total cost of the ViaSat-2 project, including the satellite, launch, insurance and related earth station infrastructure, through satellite launch is estimated to be between $580.0 million and $620.0 million, and will depend on the timing of the earth station infrastructure roll-out. Our total required cash funding may be reduced through various third-party agreements, including potential joint service offerings and other strategic partnering arrangements. We believe we have adequate sources of funding for the ViaSat-2 project, which include our cash on hand, available borrowing capacity under our Credit Facilities and the cash we expect to generate from operations over the next few years.

In July 2016, we entered into two separate agreements with Boeing for the construction and purchase of two ViaSat-3 class satellites (our third-generation high-capacity Ka-band satellite design) and the integration of ViaSat’s payload technologies into the satellites at a price of approximately $368.3 million in the aggregate (subject to purchase price adjustments based on factors such as launch delay and early delivery), plus an additional amount for launch support services to be performed by Boeing. In addition, under one of these agreements, we have the option to order up to two additional ViaSat-3 class satellites. These agreements supersede the prior limited authorization to proceed, which was entered into during the fourth quarter of fiscal year 2016. The first ViaSat-3 class satellite is expected to provide broadband services over the Americas, and the second is expected to provide broadband services over Europe, Middle East and Africa. The projected aggregate total project cost for the two ViaSat-3 class satellites, including the satellites, launches, insurance and related earth station infrastructure, through satellite launch is estimated to total approximately $1.3 billion, and will depend on the timing of the earth station infrastructure roll-out of each satellite. This projected total project cost represents a project cost per ViaSat-3 class satellite that is similar to the ViaSat-2 projected total project cost. Our total cash funding may be reduced through various third-party agreements, including potential joint service offerings and other strategic partnering arrangements. We believe we have adequate sources of funding for the ViaSat-3 class satellites, which include our cash on hand, available borrowing capacity and the cash we expect to generate from operations over the next few years. In addition, our IR&D investments in our ViaSat-3 class satellites and related ground infrastructure are expected to continue to negatively impact our financial results in our commercial networks segment.

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

Revolving Credit Facility

As of September 30, 2016, the Revolving Credit Facility provided an $800.0 million revolving line of credit (including up to $150.0 million of letters of credit) with a maturity date of May 24, 2021 (or March 16, 2020, if more than $200.0 million of our 2020 Notes are then outstanding and certain conditions are met).

Borrowings under the Revolving Credit Facility bear interest, at our option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on our total leverage ratio. At September 30, 2016, the weighted average effective interest rate on our outstanding borrowings under the Revolving Credit Facility was 2.78%. The Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of ViaSat (as defined in the Revolving Credit Facility) and secured by substantially all of our assets. As of September 30, 2016, none of our subsidiaries guaranteed the Revolving Credit Facility.

The Revolving Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Revolving Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.

At September 30, 2016, we had $225.0 million in principal amount of outstanding borrowings under the Revolving Credit Facility and $42.9 million outstanding under standby letters of credit, leaving borrowing availability under the Revolving Credit Facility as of September 30, 2016 of $532.1 million.

Ex-Im Credit Facility

As of September 30, 2016, the Ex-Im Credit Facility provided a $386.7 million senior secured direct loan facility, $343.1 million of which can be used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remainder used to finance the total exposure fees incurred under the Ex-Im Credit Facility of up to $43.6 million (depending on the total amount of financing borrowed under the Ex-Im Credit Facility).

Borrowings under the Ex-Im Credit Facility bear interest at a fixed rate of 2.38% and are required to be repaid in 16 approximately equal semi-annual installments, commencing approximately six months after the in-orbit acceptance date of the ViaSat-2 satellite (or, if earlier, on April 15, 2018), with a maturity date of October 15, 2025. Exposure fees of $6.0 million were incurred in connection with our initial borrowing under the Ex-Im Credit Facility, with the remaining exposure fees payable by the in-orbit acceptance date for ViaSat-2. Exposure fees under the Ex-Im Credit Facility are amortized using the effective interest rate method. The effective interest rate on our outstanding borrowings under the Ex-Im Credit Facility, which takes into account estimated timing and amount of borrowings, exposure fees, debt issuance costs and other fees, was estimated to be between 4.5% and 4.6% as of September 30, 2016. The Ex-Im Credit Facility is guaranteed by ViaSat and is secured by first-priority liens on the ViaSat-2 satellite and related assets as well as a pledge of the capital stock of the borrower under the facility.

The Ex-Im Credit Facility contains financial covenants regarding ViaSat’s maximum total leverage ratio and minimum interest coverage ratio. In addition, the Ex-Im Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments, which on October 11, 2016 were amended to bring them into closer alignment with the covenants under our amended Revolving Credit Facility.

At September 30, 2016, we had $264.4 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility and had accrued $28.4 million in completion exposure fees expected to be financed under the Ex-Im Credit Facility. As of September 30, 2016, the undrawn commitment under the Ex-Im Credit Facility was $93.9 million (excluding $28.4 million of accrued completion exposure fees), of which $84.6 million was available to finance ViaSat-2 related costs once incurred. The Ex-Im Credit Facility, however, provides that the maximum amount that may be borrowed to finance payments under the ViaSat-2 satellite construction contract prior to the date that the satellite is shipped to the launch site may not exceed $266.2 million, which initial pre-shipping borrowing level is anticipated to be reached during November 2016. Borrowings under the Ex-Im Credit Facility were issued with a discount of $35.5 million (comprising the initial $6.0 million exposure fee, the completion exposure fees accrued as of September 30, 2016 and other customary fees). The borrowings under the Ex-Im Credit Facility are recorded as long-term debt, net of unamortized discount and debt issuance costs, in our condensed consolidated financial statements. The discount and deferred financing cost associated with the issuance of the borrowings under the Ex-Im Credit Facility are amortized to interest expense on an effective interest rate basis over the term of the borrowings under the Ex-Im Credit Facility.

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

The 2020 Notes are required to be guaranteed on an unsecured senior basis by each of our existing and future subsidiaries that guarantees the Revolving Credit Facility. As of September 30, 2016, none of our subsidiaries guaranteed the 2020 Notes. The 2020 Notes are our general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated debt. The 2020 Notes are effectively junior in right of payment to our existing and future secured debt, including under the Credit Facilities (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that do not guarantee the 2020 Notes, and are senior in right of payment to all of our existing and future subordinated indebtedness.

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

Contractual Obligations

The following table sets forth a summary of our obligations at September 30, 2016:

		For the Remainder of Fiscal Year	For the Fiscal Years Ending
(In thousands, including interest where applicable)	Total	2017	2018-2019	2020-2021	Thereafter
Operating leases and satellite capacity agreements	$311,732	$35,419	$97,696	$65,654	$112,963
2020 Notes	733,125	19,766	79,063	634,296	—
Revolving Credit Facility(1)	247,024	3,174	12,729	231,121	—
Ex-Im Credit Facility(2)	331,827	3,016	49,753	84,095	194,963
Satellite performance incentives	31,164	1,260	4,723	5,384	19,797
Purchase commitments including satellite-related agreements	1,034,896	354,771	442,434	198,759	38,932

Total	$2,689,768	$417,406	$686,398	$1,219,309	$366,655

(1)	To the extent that the interest rate is variable and ultimate amounts borrowed under the Revolving Credit Facility may fluctuate, amounts reflected represent estimated interest payments on our current outstanding balances based on the weighted average effective interest rate at September 30, 2016 until the maturity date in May 2021 (or March 2020, if more than $200.0 million of our 2020 Notes are then outstanding and certain conditions are met), which for the purpose of the contractual obligation table is assumed to be the earlier date, March 2020.

(2)	To the extent that the ultimate amounts borrowed under the Ex-Im Credit Facility may fluctuate, amounts reflected represent estimated interest and principal payments on our current outstanding balance until the maturity date in October 2025. The amounts listed in the table above exclude the completion exposure fee that will be payable under the Ex-Im Credit Agreement by the in-orbit acceptance date for ViaSat-2, the amount of which will be based on the total amount of financing borrowed under the Ex-Im Credit Facility; see “Liquidity and Capital Resources — Ex-Im Credit Facility.” As of September 30, 2016, we had accrued $28.4 million in completion exposure fees expected to be financed under the Ex-Im Credit Facility.

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

Our condensed consolidated balance sheets included $38.6 million and $37.4 million of “other liabilities” as of September 30, 2016 and March 31, 2016, respectively, which primarily consisted of the long-term portion of our satellite performance incentives obligation, our long-term warranty obligations, the long-term portion of deferred rent and long-term portion of deferred revenue. With the exception of the long-term portion of our satellite performance incentives obligation, these remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 9 to our condensed consolidated financial statements for additional information regarding our income taxes and related tax positions and Note 7 to our condensed consolidated financial statements for a discussion of our product warranties.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at September 30, 2016 as defined in Regulation S-K Item 303(a)(4) other than as discussed under Contractual Obligations above or disclosed in the notes to our consolidated financial statements included in this report or in our Annual Report on Form 10-K for the year ended March 31, 2016.

Recent Authoritative Guidance

For information regarding recently adopted and issued accounting pronouncements, see Note 1 to the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, short-term and long-term obligations, including the Credit Facilities and the 2020 Notes, and foreign currency forward contracts. We consider investments in highly liquid instruments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. As of September 30, 2016, we had $225.0 million in principal amount of outstanding borrowings under our Revolving Credit Facility, $264.4 million in principal amount of outstanding borrowings under our Ex-Im Credit Facility, as well as $28.4 million in accrued completion exposure fees expected to be financed under the Ex-Im Credit Facility, and $575.0 million in aggregate principal amount outstanding of the 2020 Notes, and we held no short-term investments. Our 2020 Notes and borrowings under our Ex-Im Credit Facility bear interest at a fixed rate and therefore our exposure to market risk for changes in interest rates relates primarily to borrowings under our Revolving Credit Facility, cash equivalents, short-term investments and short-term obligations.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain a significant portion of our cash balance in money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our cash and cash equivalents earn interest at variable rates. Our interest income has been and may continue to be negatively impacted by low market interest rates. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. If the underlying weighted average interest rate on our cash and cash equivalents, assuming balances remain constant over a year, changed by 50 basis points, interest income would have increased or decreased by less than $0.1 million for the three months ended September 30, 2016 and 2015. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material.

As of September 30, 2016, we had $225.0 million in principal amount of outstanding borrowings under our Revolving Credit Facility. Our primary interest rate under the Revolving Credit Facility is the Eurodollar rate plus an applicable margin that is based on our total leverage ratio. At September 30, 2016, the weighted average effective interest rate on our outstanding borrowings under the Revolving Credit Facility was 2.78%. Assuming the outstanding balance remained constant over a year, a 50 basis point increase in the interest rate would increase interest incurred, prior to effects of capitalized interest, by $1.1 million over a twelve-month period.

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

As of September 30, 2016, we had a number of foreign currency forward contracts outstanding which are intended to reduce the foreign currency risk for amounts payable to vendors in Euros. The foreign currency forward contracts with a notional amount of $3.8 million had an insignificant amount of fair value recorded in other current assets as of September 30, 2016. If the foreign currency forward rate for the Euro to the U.S. dollar on these foreign currency forward contracts had changed by 10%, the fair value of these foreign currency forward contracts as of September 30, 2016 would have changed by approximately $0.4 million.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2016, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2016.

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

VIASAT, INC.

November 8, 2016	/s/ MARK DANKBERG
Mark Dankberg
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ SHAWN DUFFY
Shawn Duffy
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number			Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1*	Form of Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc. - Global					X

10.2	Third Amendment Agreement, dated as of October 11, 2016, by and among ViaSat Technologies Limited, ViaSat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im Facility Agent) and the Export-Import Bank of the United States	8-K	000-21767	10.1	10/12/2016

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

*	Indicates management contract, compensatory plan or arrangement.