Form 10-Q
period 2016-12-31
VIASAT INC
filed 2017-02-09
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016.

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of January 27, 2017 was 57,589,030.

VIASAT, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of December 31, 2016	As of March 31, 2016
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$284,943	$42,088
Accounts receivable, net	254,759	286,724
Inventories	158,460	145,161
Prepaid expenses and other current assets	53,562	47,583

Total current assets	751,724	521,556

Satellites, net	1,041,162	898,197
Property and equipment, net	545,675	486,910
Other acquired intangible assets, net	44,552	33,604
Goodwill	119,625	117,040
Other assets	380,342	340,005

Total assets	$2,883,080	$2,397,312

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$79,485	$95,645
Accrued liabilities	199,070	184,344

Total current liabilities	278,555	279,989

Senior notes, net	575,368	575,304
Other long-term debt, net	271,776	370,224
Other liabilities	40,739	37,371

Total liabilities	1,166,438	1,262,888

Commitments and contingencies (Note 8)
Equity:
ViaSat, Inc. stockholders’ equity
Common stock	6	5
Paid-in capital	1,422,575	855,387
Retained earnings	290,821	273,704
Accumulated other comprehensive (loss) income	(2,466)	7

Total ViaSat, Inc. stockholders’ equity	1,710,936	1,129,103
Noncontrolling interest in subsidiary	5,706	5,321

Total equity	1,716,642	1,134,424

Total liabilities and equity	$2,883,080	$2,397,312

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(In thousands, except per share data)
Revenues:
Product revenues	$169,574	$156,290	$517,485	$488,298
Service revenues	211,056	191,469	625,433	557,169

Total revenues	380,630	347,759	1,142,918	1,045,467
Operating expenses:
Cost of product revenues	124,579	113,823	382,084	355,832
Cost of service revenues	130,967	123,770	392,790	365,974
Selling, general and administrative	80,282	76,351	236,906	220,809
Independent research and development	34,436	19,169	89,790	55,569
Amortization of acquired intangible assets	2,775	4,261	7,565	13,658

Income from operations	7,591	10,385	33,783	33,625
Other income (expense):
Interest income	243	517	795	1,811
Interest expense	(2,362)	(6,063)	(11,804)	(19,343)

Income before income taxes	5,472	4,839	22,774	16,093
Provision for (benefit from) income taxes	850	(5,105)	5,256	(1,290)

Net income	4,622	9,944	17,518	17,383
Less: net income attributable to the noncontrolling interest, net of tax	379	197	401	92

Net income attributable to ViaSat, Inc.	$4,243	$9,747	$17,117	$17,291

Basic net income per share attributable to ViaSat, Inc. common stockholders	$0.08	$0.20	$0.34	$0.36
Diluted net income per share attributable to ViaSat, Inc. common stockholders	$0.08	$0.20	$0.33	$0.35
Shares used in computing basic net income per share	52,976	48,712	50,542	48,275
Shares used in computing diluted net income per share	54,015	49,630	51,647	49,230

Comprehensive income:
Net income	$4,622	$9,944	$17,518	$17,383
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on hedging, net of tax	(124)	(88)	(203)	6
Foreign currency translation adjustments, net of tax	(1,331)	(235)	(2,270)	(49)

Other comprehensive loss, net of tax	(1,455)	(323)	(2,473)	(43)

Comprehensive income	3,167	9,621	15,045	17,340
Less: comprehensive income attributable to the noncontrolling interest, net of tax	379	197	401	92

Comprehensive income attributable to ViaSat, Inc.	$2,788	$9,424	$14,644	$17,248

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	December 31, 2016	December 31, 2015
	(In thousands)
Cash flows from operating activities:
Net income	$17,518	$17,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	150,881	144,441
Amortization of intangible assets	32,517	37,721
Deferred income taxes	3,083	(1,263)
Stock-based compensation expense	39,923	34,316
Loss on disposition of fixed assets	26,995	25,980
Other non-cash adjustments	7,077	5,658
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	26,673	2,171
Inventories	(9,752)	(20,149)
Other assets	(11,123)	(4,686)
Accounts payable	(7,827)	(8,659)
Accrued liabilities	34,219	(10,994)
Other liabilities	2,495	(2,429)

Net cash provided by operating activities	312,679	219,490
Cash flows from investing activities:
Purchase of property, equipment and satellites	(390,223)	(283,202)
Cash paid for patents, licenses and other assets	(56,013)	(52,495)
Payments related to acquisition of businesses, net of cash acquired	(16,528)	(3,908)
Other investing activities	(649)	—

Net cash used in investing activities	(463,413)	(339,605)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	90,000	175,000
Payments of revolving credit facility borrowings	(270,000)	(185,000)
Proceeds from Ex-Im credit facility borrowings, net of discount	77,469	139,396
Payment of debt issuance costs	(6,677)	(803)
Proceeds from issuance of common stock under equity plans	22,403	20,318
Purchase of common stock in treasury (immediately retired) related to tax withholdings for stock-based compensation	(21,150)	(16,056)
Proceeds from common stock issued in public offering, net of issuance costs	503,061	—
Other financing activities	(1,146)	(1,142)

Net cash provided by financing activities	393,960	131,713
Effect of exchange rate changes on cash	(371)	3

Net increase in cash and cash equivalents	242,855	11,601
Cash and cash equivalents at beginning of period	42,088	52,263

Cash and cash equivalents at end of period	$284,943	$63,864

Non-cash investing and financing activities:
Issuance of common stock in satisfaction of certain accrued employee compensation liabilities	$13,080	$11,609
Capital expenditures not paid for	$10,918	$51,093
Exposure fees on Ex-Im credit facility expected to be financed through Ex-Im credit facility	$8,505	$13,658
Issuance of common stock in connection with acquisition	$4,988	$—

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(UNAUDITED)

	ViaSat, Inc. Stockholders					Noncontrolling Interest in Subsidiary	Total
	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings
	(In thousands, except share data)
Balance at March 31, 2016	48,926,417	$5	$855,387	$273,704	$7	$5,321	$1,134,424
Exercise of stock options	273,050	—	12,117	—	—	—	12,117
Issuance of stock under Employee Stock Purchase Plan	188,938	—	10,286	—	—	—	10,286
Common stock issued in public offering, net of issuance costs	7,475,000	1	503,060	—	—	—	503,061
Stock-based compensation	—	—	44,807	—	—	—	44,807
Shares issued in settlement of certain accrued employee compensation liabilities	176,731	—	13,080	—	—	—	13,080
RSU awards vesting, net of shares withheld for taxes which have been retired	487,006	—	(21,150)	—	—	—	(21,150)
Shares issued in connection with acquisition of business	61,888	—	4,988	—	—	—	4,988
Other noncontrolling interest activity	—	—	—	—	—	(16)	(16)
Net income	—	—	—	17,117	—	401	17,518
Other comprehensive loss, net of tax	—	—	—	—	(2,473)	—	(2,473)

Balance at December 31, 2016	57,589,030	$6	$1,422,575	$290,821	$(2,466)	$5,706	$1,716,642

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2016, the condensed consolidated statements of operations and comprehensive income for the three and nine months ended December 31, 2016 and 2015, the condensed consolidated statements of cash flows for the nine months ended December 31, 2016 and 2015 and the condensed consolidated statement of equity for the nine months ended December 31, 2016 have been prepared by the management of ViaSat, Inc. (also referred to hereafter as the Company or ViaSat), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended March 31, 2016 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 31, 2016 included in the Company’s Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

The Company’s condensed consolidated financial statements include the assets, liabilities and results of operations of ViaSat, its wholly owned subsidiaries and TrellisWare Technologies, Inc. (TrellisWare), a majority-owned subsidiary. All significant intercompany amounts have been eliminated.

During the first quarter of fiscal year 2016, the Company completed the acquisition of Engreen Inc. (Engreen), a privately held company focused on network function virtualization. The Engreen purchase price of approximately $5.3 million was primarily allocated to acquired technology intangible assets and the assumption of certain liabilities. This acquisition was accounted for as a purchase and, accordingly, the condensed consolidated financial statements include the operating results of Engreen from the date of acquisition.

On November 14, 2016, the Company completed the acquisition of Aerodocs Limited (Arconics), a privately held company focused on wireless in-flight entertainment management software services. The Arconics purchase price of approximately $21.6 million was comprised of approximately $16.6 million in cash consideration paid to former Arconics equity holders and $5.0 million related to the fair value of 61,888 shares of the Company’s common stock issued at the closing. The approximately $16.6 million in cash consideration paid to former Arconics equity holders less cash acquired of $0.6 million resulted in a net cash outlay by the Company of approximately $16.0 million. The Arconics purchase price was primarily allocated to acquired technology and customer relationships intangible assets, and goodwill. Through this acquisition the Company gained broader expertise, aviation-grade software and mobile applications to make flying safer and more efficient for pilots, cabin crews and flight operations teams, as well as applications that are expected to create new opportunities for passenger entertainment and airline services and revenue. This acquisition was accounted for as a purchase and, accordingly, the condensed consolidated financial statements include the operating results of Arconics in our satellite services segment from the date of acquisition.

On November 23, 2016, the Company completed the sale of an aggregate of 7,475,000 shares of ViaSat common stock in an underwritten public offering. The Company’s net proceeds from the offering were approximately $503.1 million after deducting underwriting discounts and offering expenses. In November 2016, the Company used $225.0 million of the net proceeds from the offering to repay outstanding borrowings under the Company’s revolving credit facility (the Revolving Credit Facility). The Company expects to use the remaining net proceeds for general corporate purposes, which may include financing costs related to the purchase, launch and operation of satellites, potential acquisitions, joint ventures and strategic alliances, working capital or capital expenditures.

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

Revenue recognition

A substantial portion of the Company’s revenues is derived from long-term contracts requiring development and delivery of complex equipment built to customer specifications. Sales related to long-term contracts are accounted for under the authoritative guidance for the percentage-of-completion method of accounting (Accounting Standards Codification (ASC) 605-35). Sales and

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

earnings under these contracts are recorded either based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred related to the contract, or as products are shipped under the units-of-delivery method. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. During the three months ended December 31, 2016 and 2015, the Company recorded losses of approximately $0.8 million and $0.4 million, respectively, related to loss contracts. During the nine months ended December 31, 2016 and 2015, the Company recorded losses of approximately $2.8 million and $2.1 million, respectively, related to loss contracts.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Collections in excess of revenues and deferred revenues represent cash collected from customers in advance of revenue recognition and are recorded in accrued liabilities for obligations within the next twelve months. Amounts for obligations extending beyond twelve months are recorded within other liabilities in the condensed consolidated financial statements.

Contract costs on U.S. government contracts are subject to audit and review by the Defense Contracting Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. government agencies, as well as negotiations with U.S. government representatives. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal year 2016. As of December 31, 2016, the DCAA had completed its incurred cost audit for fiscal year 2004 and approved the Company’s incurred cost claims for fiscal years 2005 through 2015 without further audit. Although the Company has recorded contract revenues subsequent to fiscal year 2015 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of December 31, 2016 and March 31, 2016, the Company had $1.7 million and $2.5 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts (see Note 8).

Advertising costs

In accordance with the authoritative guidance for advertising costs (ASC 720-35), advertising costs are expensed as incurred and included in selling, general and administrative (SG&A) expenses. Advertising expenses for the three months ended December 31, 2016 and 2015 were $1.9 million and $3.1 million, respectively, and for the nine months ended December 31, 2016 and 2015 were $3.5 million and $9.7 million, respectively.

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

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (ASC 835-20). With respect to assets under construction, including the ViaSat-2 satellite and related gateway and networking equipment (which commenced construction during the first quarter of fiscal year 2014), and the ViaSat-3 class satellites (which commenced construction during the fourth quarter of fiscal year 2016), the Company capitalized $13.4 million and $7.7 million of interest expense for the three months ended December 31, 2016 and 2015, respectively, and capitalized $35.2 million and $20.9 million of interest expense for the nine months ended December 31, 2016 and 2015, respectively.

The Company owns two satellites: ViaSat-1 (its first-generation high-capacity Ka-band spot-beam satellite, which was placed into service in January 2012) and WildBlue-1 (which was placed into service in March 2007). In addition, three additional satellites are under construction: the ViaSat-2 satellite (the Company’s second-generation high-capacity Ka-band satellite design) and two ViaSat-3 class satellites (the Company’s third-generation high-capacity Ka-band satellite design). The Company currently expects its ViaSat-2 satellite to be launched early in the first quarter of fiscal year 2018, and that the two ViaSat-3 class satellites will be launched in fiscal year 2020 or early fiscal year 2021. The Company also has an exclusive prepaid lifetime capital lease of Ka-band capacity over the contiguous United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and owns related earth stations and networking equipment for all of its satellites. The Company periodically reviews the remaining estimated

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

useful life of its satellites to determine if revisions to estimated lives are necessary. The Company procures indoor and outdoor CPE units leased to subscribers under a retail leasing program as part of the Company’s satellite services segment, which are reflected in investing activities and property and equipment in the accompanying condensed consolidated financial statements. The Company depreciates the satellites, earth stations and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of December 31, 2016 were $268.7 million and $153.4 million, respectively. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of March 31, 2016 were $260.4 million and $136.4 million, respectively.

Occasionally, the Company may enter into capital lease arrangements for various machinery, equipment, computer-related equipment, software, furniture or fixtures. The Company records amortization of assets leased under capital lease arrangements within depreciation expense.

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs of $3.2 million related to patents were included in other assets as of December 31, 2016 and March 31, 2016. The Company capitalized costs of $15.4 million related to acquiring and obtaining orbital slots and other licenses included in other assets as of December 31, 2016 and March 31, 2016. Accumulated amortization related to these assets was $2.0 million and $1.7 million as of December 31, 2016 and March 31, 2016, respectively. Amortization expense related to these assets was an insignificant amount for the three and nine months ended December 31, 2016 and 2015. If a patent, orbital slot or orbital license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During the three and nine months ended December 31, 2016 and 2015, the Company did not write off any significant costs due to abandonment or impairment.

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense using the effective interest rate method, or, when the results are not materially different, on a straight-line basis over the expected term of the related debt. During the three months ended December 31, 2016 and 2015, zero and an insignificant amount, respectively, of debt issuance costs were capitalized. During the nine months ended December 31, 2016 and 2015, $6.1 million and an insignificant amount, respectively, of debt issuance costs were capitalized. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in loss on extinguishment of debt in the condensed consolidated statements of operations and comprehensive income. Debt issuance costs related to the Revolving Credit Facility are recorded in prepaid expenses and other current assets and in other long-term assets in the condensed consolidated balance sheets in accordance with ASU 2015-15, Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which the Company adopted during the first quarter of fiscal year 2017. Debt issuance costs related to the Company’s 6.875% Senior Notes due 2020 (2020 Notes) and the Company’s direct loan facility with the Export-Import Bank of the United States for ViaSat-2 (the Ex-Im Credit Facility) are recorded as a direct deduction from the carrying amount of the related debt, consistent with debt discounts, in accordance with ASU 2015-03, Interest — Imputation of Interest (ASC 835-30): Simplifying the Presentation of Debt Issuance Costs, which the Company adopted during the first quarter of fiscal year 2017.

Software development

Costs of developing software for sale are charged to research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. Capitalized costs, net, of $196.6 million and $163.1 million related to software developed for resale were included in other assets as of December 31, 2016 and March 31, 2016, respectively. The Company capitalized $17.6 million and $58.3 million of costs related to software developed for resale for the three and nine months ended December 31, 2016, respectively. The Company capitalized $20.6 million and $54.1 million of costs related to software developed for resale for the three and nine months ended December 31, 2015, respectively. Amortization expense for capitalized software development costs was $8.4 million and $24.8 million for the three and nine months ended December 31, 2016, respectively, and $9.9 million and $23.8 million for the three and nine months ended December 31, 2015, respectively.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Self-insurance liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company has recorded self-insurance liability for its plans of $3.9 million and $3.8 million in accrued liabilities in the condensed consolidated balance sheets as of December 31, 2016 and March 31, 2016, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued liabilities in accordance with the estimated timing of the projected payments.

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At December 31, 2016 and March 31, 2016, no such amounts were accrued related to the aforementioned provisions.

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

Common stock held in treasury

As of December 31, 2016 and March 31, 2016, the Company had no shares of common stock held in treasury.

During the first nine months of fiscal years 2017 and 2016, the Company issued 773,290 and 689,693 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, the Company withheld 286,284 and 257,789 shares of common stock at cost with a total value of $21.2 million and $16.1 million during the first nine months of fiscal years 2017 and 2016, respectively. Although shares withheld for employee withholding taxes are technically not issued, they are treated as common stock repurchases for accounting purposes (with such shares deemed to be repurchased and then immediately retired), as they reduce the number of shares that otherwise would have been issued upon vesting of the restricted stock units. These retired shares remain as authorized stock; however they are considered to be unissued. The retirement of treasury stock had no impact on the Company’s total consolidated stockholders’ equity.

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

During the three months ended December 31, 2016 and 2015, the Company settled certain foreign exchange contracts and in connection therewith recognized an insignificant loss and insignificant gain recorded in cost of revenues based on the nature of the underlying transactions, respectively. During the nine months ended December 31, 2016 and 2015, the Company settled certain

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

foreign exchange contracts and in connection therewith recognized an insignificant gain recorded in cost of revenues based on the nature of the underlying transactions. The fair value of the Company’s foreign currency forward contracts was an insignificant amount recorded as an accrued liability as of December 31, 2016 and as an other current asset as of March 31, 2016. The notional value of foreign currency forward contracts outstanding as of December 31, 2016 and March 31, 2016 was $3.0 million and $5.0 million, respectively.

At December 31, 2016, the estimated net amount of unrealized gains or losses related to foreign currency forward contracts that was expected to be reclassified to earnings within the next twelve months was insignificant. The Company’s foreign currency forward contracts outstanding as of December 31, 2016 will mature within approximately 21 to 36 months from their inception. There were no gains or losses from ineffectiveness of these derivative instruments recorded for the three and nine months ended December 31, 2016 and 2015.

Stock-based compensation

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes expense on a straight-line basis over the employee’s requisite service period. Stock-based compensation expense is recognized in the condensed consolidated statements of operations and comprehensive income for the three and nine months ended December 31, 2016 and 2015 only for those awards ultimately expected to vest, with forfeitures estimated at the date of grant. The authoritative guidance for share-based payments requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recognized $14.5 million and $39.9 million of stock-based compensation expense for the three and nine months ended December 31, 2016, respectively. The Company recognized $12.0 million and $34.3 million of stock-based compensation expense for the three and nine months ended December 31, 2015, respectively.

For the nine months ended December 31, 2016 and 2015, the Company recorded no incremental tax benefits from stock options exercised and restricted stock unit awards vesting as the excess tax benefit from stock options exercised and restricted stock unit awards vesting increased the Company’s net operating loss carryforward.

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

Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate cannot be made, the Company computes its provision for income taxes using the actual effective tax rate (discrete method) for the year-to-date period. For the three and nine months ended December 31, 2016, we used the actual effective year-to-date tax rate in calculating the income tax provision for the periods as a reliable estimate of the annual effective tax rate could not be made. The income tax provision for the periods differed from the amounts which would have been recorded using the U.S. statutory rate due primarily to the benefit of research and development tax credits.

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

Recent authoritative guidance

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer. This guidance will replace most existing revenue recognition guidance and will be effective for the Company beginning in fiscal year 2019, including interim periods within that reporting period, based on the FASB decision in July 2015 (ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date) to delay the effective date of the new revenue recognition standard by one year, but providing entities a choice to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which clarifies the implementation guidance on identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which provides practical expedient for contract modifications and clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which provides for correction or improvement to the guidance previously issued in ASU 2014-09. These standards permit the use of either the retrospective or cumulative effect transition method. The Company has not selected a transition method and is currently evaluating the impact these standards will have on its consolidated financial statements and disclosures.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740). ASU 2016-16 requires that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs as opposed to when the asset has been sold to an outside party. The new standard will become effective for the Company beginning in fiscal year 2019, with early adoption permitted. The new standard will require adoption on a modified retrospective basis through cumulative-effect adjustment directly to retained earnings as of the beginning of the period. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In October 2016, the FASB issued ASU 2016-17, Consolidation: Interests Held through Related Parties That Are Under Common Control (Topic 810). The amendments change how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. The new standard will become effective for the Company beginning in fiscal year 2018, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash (Topic 230). The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash and require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The new standard will become effective for the Company beginning in fiscal year 2019, with early adoption permitted. During the third quarter of fiscal year 2017, the Company early adopted this standard on a retrospective basis. The guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business (Topic 805). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The new standard will become effective for the Company beginning in fiscal year 2019, with early adoption permitted with limitations. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment (Topic 350). ASU 2017-04 removes Step 2 from the goodwill impairment test. The standard will become effective for the Company beginning in fiscal year 2021, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

Note 2 — Composition of Certain Balance Sheet Captions

	As of December 31, 2016	As of March 31, 2016
	(In thousands)
Accounts receivable, net:
Billed	$126,592	$146,309
Unbilled	129,724	141,568
Allowance for doubtful accounts	(1,557)	(1,153)

	$254,759	$286,724

Inventories:
Raw materials	$53,756	$46,757
Work in process	28,113	27,200
Finished goods	76,591	71,204

	$158,460	$145,161

Prepaid expenses and other current assets:
Prepaid expenses	$49,589	$41,784
Other	3,973	5,799

	$53,562	$47,583

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	As of December 31, 2016	As of March 31, 2016
	(In thousands)
Satellites, net:
Satellites (estimated useful life of 10-17 years)	$559,380	$559,094
Capital lease of satellite capacity — Anik F2 (estimated useful life of 10 years)	99,090	99,090
Satellites under construction	696,699	515,696

	1,355,169	1,173,880
Less: accumulated depreciation and amortization	(314,007)	(275,683)

	$1,041,162	$898,197

Property and equipment, net:
Equipment and software (estimated useful life of 2-7 years)	$650,307	$568,663
CPE leased equipment (estimated useful life of 4-5 years)	268,742	260,409
Furniture and fixtures (estimated useful life of 7 years)	29,767	25,501
Leasehold improvements (estimated useful life of 2-17 years)	79,823	71,895
Building (estimated useful life of 24 years)	8,923	8,923
Land	42,070	41,960
Construction in progress	99,976	73,535

	1,179,608	1,050,886
Less: accumulated depreciation	(633,933)	(563,976)

	$545,675	$486,910

Other acquired intangible assets, net:
Technology (weighted average useful life of 6 years)	$87,214	$74,848
Contracts and customer relationships (weighted average useful life of 7 years)	102,937	99,499
Satellite co-location rights (weighted average useful life of 9 years)	8,600	8,600
Trade name (weighted average useful life of 3 years)	5,940	5,940
Other (weighted average useful life of 6 years)	9,895	8,717

	214,586	197,604
Less: accumulated amortization	(170,034)	(164,000)

	$44,552	$33,604

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	As of December 31, 2016	As of March 31, 2016
	(In thousands)
Other assets:
Deferred income taxes	$131,808	$134,721
Capitalized software costs, net	196,620	163,061
Patents, orbital slots and other licenses, net	16,600	16,900
Other	35,314	25,323

	$380,342	$340,005

Accrued liabilities:
Collections in excess of revenues and deferred revenues	$84,430	$64,624
Accrued employee compensation	39,206	35,056
Accrued vacation	29,952	28,646
Warranty reserve, current portion	7,859	7,867
Current portion of other long-term debt	284	274
Other	37,339	47,877

	$199,070	$184,344

Other liabilities:
Deferred revenue, long-term portion	$5,123	$5,470
Deferred rent, long-term portion	10,387	8,808
Warranty reserve, long-term portion	3,644	3,567
Satellite performance incentives obligation, long-term portion	19,372	19,514
Deferred income taxes, long-term	2,213	12

	$40,739	$37,371

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

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and March 31, 2016:

	Fair Value as of December 31, 2016	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$2,003	$2,003	$—	$—

Total assets measured at fair value on a recurring basis	$2,003	$2,003	$—	$—

Liabilities:
Foreign currency forward contracts	$131	$—	$131	—

Total liabilities measured at fair value on a recurring basis	$131	$—	$131	$—

	Fair Value as of March 31, 2016	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$2,003	$2,003	$—	$—
Foreign currency forward contracts	196	—	196	—

Total assets measured at fair value on a recurring basis	$2,199	$2,003	$196	$—

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

Long-term debt — The Company’s long-term debt consists of borrowings under the Revolving Credit Facility and the Ex-Im Credit Facility (together with the Revolving Credit Facility, the Credit Facilities), as well as $575.0 million in aggregate principal amount of 2020 Notes. Long-term debt related to the Revolving Credit Facility is reported at the outstanding principal amount of borrowings, while long-term debt related to the Ex-Im Credit Facility and 2020 Notes is reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. As of December 31, 2016 and March 31, 2016, the fair value of the Company’s outstanding long-term debt related to the 2020 Notes was determined using quoted prices in active markets (Level 1) and was $592.3 million and $597.3 million, respectively. The fair value of the Company’s long-term debt related to the Revolving Credit Facility approximates its carrying amount due to its variable interest rate, which approximates a market interest rate. As of December 31, 2016 and March 31, 2016, the fair value of the Company’s long-term debt related to the Ex-Im Credit Facility was determined based on a discounted cash flow analysis using observable market interest rates for instruments with similar terms (Level 2) and was approximately $300.8 million and $219.9 million, respectively.

Satellite performance incentives obligation — The Company’s contract with the manufacturer of ViaSat-1 requires the Company to make monthly in-orbit satellite performance incentive payments, including interest at 7.0%, over a fifteen-year period from December 2011 to December 2026, subject to the continued satisfactory performance of the satellite. The Company recorded the net present value of these expected future payments as a liability and as a component of the cost of the satellite. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentives on a recurring basis. The fair value of the Company’s outstanding satellite performance incentives is estimated to approximate their carrying value based on current rates (Level 2). As of December 31, 2016 and March 31, 2016, the Company’s estimated satellite performance incentives obligation and accrued interest was $22.0 million.

Note 4 — Shares Used In Computing Diluted Net Income Per Share

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(In thousands)
Weighted average:
Common shares outstanding used in calculating basic net income per share attributable to ViaSat, Inc. common stockholders	52,976	48,712	50,542	48,275
Options to purchase common stock as determined by application of the treasury stock method	235	229	265	297
Restricted stock units to acquire common stock as determined by application of the treasury stock method	629	529	656	502
Potentially issuable shares in connection with certain terms of the ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan	175	160	184	156

Shares used in computing diluted net income per share attributable to ViaSat, Inc. common stockholders	54,015	49,630	51,647	49,230

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Antidilutive shares relating to stock options excluded from the calculation comprised 648,043 and 478,400 shares for the three and nine months ended December 31, 2016, respectively, and 871,457 and 722,235 shares for the three and nine months ended December 31, 2015, respectively.

Antidilutive shares relating to restricted stock units excluded from the calculation comprised 500 and zero shares for the three and nine months ended December 31, 2016, and zero and four shares for the three and nine months ended December 31, 2015, respectively.

Note 5 — Goodwill and Acquired Intangible Assets

During the first nine months of fiscal year 2017, the Company’s goodwill increased by $2.6 million, of which $3.8 million related to the acquisition of Arconics, recorded during the third quarter of fiscal year 2017, within the Company’s satellite services segment. The increase was partially offset by the effects of foreign currency translation recorded within all three of the Company’s segments.

During the first nine months of fiscal year 2017, $19.3 million of the increase in the Company’s other acquired intangible assets related to the acquisition of Arconics, recorded during the third quarter of fiscal year 2017, within the Company’s satellite services segment. All other amounts related to the acquisition of Arconics were not significant. Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of two to ten years. Amortization expense related to other acquired intangible assets was $2.8 million and $4.3 million for the three months ended December 31, 2016 and 2015, respectively, and $7.6 million and $13.7 million for the nine months ended December 31, 2016 and 2015, respectively.

The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of international businesses acquired. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the nine months ended December 31, 2016	$7,565

Expected for the remainder of fiscal year 2017	$3,192
Expected for fiscal year 2018	11,668
Expected for fiscal year 2019	9,013
Expected for fiscal year 2020	7,259
Expected for fiscal year 2021	4,956
Thereafter	8,464

$44,552

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 6 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of December 31, 2016 and March 31, 2016:

	As of December 31, 2016	As of March 31, 2016
	(In thousands)
Senior Notes
2020 Notes	$575,000	$575,000
Unamortized premium and debt issuance costs on the 2020 Notes, net (2)	368	304

Total senior notes, net	575,368	575,304
Less: current portion of the senior notes	—	—

Total senior notes long-term, net	575,368	575,304

Other Long-Term Debt
Revolving Credit Facility	—	180,000
Ex-Im Credit Facility (1)	304,134	218,157
Unamortized discount and debt issuance costs on the Ex-Im Credit Facility (1) (2)	(32,657)	(28,221)
Other	583	562

Total other long-term debt, net	272,060	370,498
Less: current portion of other long-term debt, net	284	274

Other long-term debt, net	271,776	370,224

Total debt, net	847,428	945,802
Less: current portion	284	274

Long-term debt, net	$847,144	$945,528

(1)	As of December 31, 2016, included in Ex-Im Credit Facility and in unamortized discount and debt issuance costs on the Ex-Im Credit Facility was $29.5 million and $24.3 million, respectively, relating to the exposure fees accrued as of such date expected to be financed under the Ex-Im Credit Facility. As of March 31, 2016, included in Ex-Im Credit Facility and in unamortized discount and debt issuance costs on the Ex-Im Credit Facility was $21.0 million and $18.7 million, respectively, relating to the exposure fees accrued as of such date expected to be financed under the Ex-Im Credit Facility.
(2)	During the first quarter of fiscal year 2017, the Company adopted ASU 2015-03. The retrospective basis adoption of this guidance resulted in reclassification of unamortized debt issuance costs as a direct deduction from the carrying amount of the Company’s 2020 Notes and the Ex-Im Credit Facility, respectively, consistent with unamortized discount, as of March 31, 2016.

Revolving Credit Facility

As of December 31, 2016, the Revolving Credit Facility provided an $800.0 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of May 24, 2021 (or March 16, 2020, if more than $200.0 million of the Company’s 2020 Notes are then outstanding and certain conditions are met).

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. The Company has capitalized certain amounts of interest expense on the Revolving Credit Facility in connection with the construction of various assets during the construction period. The Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Revolving Credit Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of December 31, 2016, none of the Company’s subsidiaries guaranteed the Revolving Credit Facility.

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

The Company was in compliance with its financial covenants under the Revolving Credit Facility as of December 31, 2016. At December 31, 2016, the Company had no outstanding borrowings under the Revolving Credit Facility and $42.7 million outstanding under standby letters of credit, leaving borrowing availability under the Revolving Credit Facility as of December 31, 2016 of $757.3 million.

Ex-Im Credit Facility

As of December 31, 2016, the Ex-Im Credit Facility provided a $386.7 million senior secured direct loan facility, $343.1 million of which can be used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remainder used to finance the total exposure fees incurred under the Ex-Im Credit Facility of up to $43.6 million (depending on the total amount of financing borrowed under the Ex-Im Credit Facility).

Borrowings under the Ex-Im Credit Facility bear interest at a fixed rate of 2.38% and are required to be repaid in 16 approximately equal semi-annual installments, commencing approximately six months after the in-orbit acceptance date of the ViaSat-2 satellite (or, if earlier, on April 15, 2018), with a maturity date of October 15, 2025. Exposure fees of $6.0 million were incurred in connection with the initial borrowing under the Ex-Im Credit Facility, with the remaining exposure fees payable by the in-orbit acceptance date for ViaSat-2. Exposure fees under the Ex-Im Credit Facility are amortized using the effective interest rate method. The effective interest rate on the Company’s outstanding borrowings under the Ex-Im Credit Facility, which takes into account estimated timing and amount of borrowings, exposure fees, debt issuance costs and other fees, was estimated to be between 4.4% and 4.5% as of December 31, 2016. The Ex-Im Credit Facility is guaranteed by ViaSat and is secured by first-priority liens on the ViaSat-2 satellite and related assets, as well as a pledge of the capital stock of the borrower under the facility.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The Company was in compliance with its financial covenants under the Ex-Im Credit Facility as of December 31, 2016. At December 31, 2016, the Company had $274.6 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility and had accrued $29.5 million in completion exposure fees expected to be financed under the Ex-Im Credit Facility. As of December 31, 2016, the undrawn commitment under the Ex-Im Credit Facility was $82.5 million (excluding $29.5 million of accrued completion exposure fees), of which $74.4 million was available to finance ViaSat-2 related costs once incurred. However, as of December 31, 2016, the Company had reached the initial pre-shipping borrowing level for the amount it can borrow for satellite construction payments under the Ex-Im Credit Facility prior to the date that the satellite is shipped to the launch site. Borrowings under the Ex-Im Credit Facility were issued with a discount of $36.6 million (comprising the initial $6.0 million exposure fee, the completion exposure fees accrued as of December 31, 2016, and other customary fees). Borrowings under the Ex-Im Credit Facility are recorded as long-term debt, net of unamortized discount and debt issuance costs, in the Company’s condensed consolidated financial statements. The discount and deferred financing cost associated with the issuance of the borrowings under the Ex-Im Credit Facility is amortized to interest expense on an effective interest rate basis over the term of the borrowings under the Ex-Im Credit Facility.

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

The 2020 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of December 31, 2016, none of the Company’s subsidiaries guaranteed the 2020 Notes. The 2020 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2020 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2020 Notes, and are senior in right of payment to all of their existing and future subordinated indebtedness.

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

Note 7 — Product Warranty

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as accrued liabilities and amounts expected to be incurred beyond twelve months are classified as other liabilities in the condensed consolidated financial statements. For

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, the Company bases its estimates on its experience with the technology involved and the types of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and, in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual during the nine months ended December 31, 2016 and 2015:

	Nine Months Ended
	December 31, 2016	December 31, 2015
	(In thousands)
Balance, beginning of period	$11,434	$15,545
Change in liability for warranties issued in period	6,177	2,664
Settlements made (in cash or in kind) during the period	(6,108)	(6,363)

Balance, end of period	$11,503	$11,846

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

The Company has contracts with various U.S. government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal year 2016. As of December 31, 2016, the DCAA had completed its incurred cost audit for fiscal year 2004 and approved the Company’s incurred cost claims for fiscal years 2005 through 2015 without further audit. Although the

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Company has recorded contract revenues subsequent to fiscal year 2015 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of December 31, 2016 and March 31, 2016, the Company had $1.7 million and $2.5 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on the status of the related contracts.

Note 9 — Income Taxes

Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate cannot be made, the Company computes its provision for income taxes using the actual effective tax rate (discrete method) for the year-to-date period. The Company’s effective tax rate is highly influenced by the amount of its research and development tax credits. A small change in estimated annual pretax income (loss) can produce a significant variance in the annual effective tax rate given the Company’s expected amount of research and development tax credits. This variability provides an unreliable estimate of the annual effective tax rate. As a result, and in accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company has computed its provision for income taxes for the three and nine months ended December 31, 2016, by applying the actual effective tax rate to the year-to-date income for the three-month and nine-month periods.

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

For the three and nine months ended December 31, 2016, the Company’s gross unrecognized tax benefits increased by $1.2 million and $3.3 million, respectively. In the next twelve months it is reasonably possible that the amount of unrecognized tax benefits will not change significantly.

Note 10 —Strategic Partnering Arrangements

In February 2016, the Company entered into a framework and subscription agreement (the Framework Agreement) with Eutelsat, pursuant to which the Company has agreed to enter into a strategic partnering arrangement with Eutelsat to own and operate satellite broadband infrastructure and equipment and provide satellite-based broadband internet services in the European region. The arrangement will consist of two entities coordinating efforts to expand the European broadband market: an entity to be owned 51% by Eutelsat and 49% by the Company following the closing will own and operate Eutelsat’s KA-SAT satellite and related assets and offer wholesale satellite capacity services in the European region; and an entity to be owned 51% by the Company and 49% by Eutelsat following the closing will purchase wholesale satellite capacity services and offer retail satellite-based broadband internet services in the European region. At the closing under the Framework Agreement, Eutelsat will contribute and transfer assets relating to Eutelsat’s existing wholesale satellite broadband business (including its KA-SAT satellite) to a newly formed subsidiary of Eutelsat in exchange for the issuance of new shares in such subsidiary, and following such contribution and issuance, the Company will purchase 49% of the issued shares of Eutelsat’s subsidiary from Eutelsat for €132.5 million and, similarly, Eutelsat will purchase 49% of the issued shares of a second newly formed subsidiary of the Company for an immaterial amount. Also at the closing, the Company and Eutelsat will enter into shareholders’ agreements and other ancillary agreements with respect to the ownership, management and operation of the two entities. The closing of the transactions under the Framework Agreement is subject to customary conditions, including the receipt of required regulatory approvals and third-party consents. The Company currently anticipates that the closing will occur during the fourth quarter of fiscal year 2017.

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

Segment revenues and operating profits (losses) for the three and nine months ended December 31, 2016 and 2015 were as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(In thousands)
Revenues:
Satellite services
Product (1)	$7,114	$6,453	$20,581	$19,105
Service	152,978	134,751	448,188	394,700

Total	160,092	141,204	468,769	413,805
Commercial networks
Product	46,878	49,617	163,919	173,111
Service	7,633	5,809	21,608	15,440

Total	54,511	55,426	185,527	188,551
Government systems
Product	115,582	100,220	332,985	296,082
Service	50,445	50,909	155,637	147,029

Total	166,027	151,129	488,622	443,111
Elimination of intersegment revenues	—	—	—	—

Total revenues	$380,630	$347,759	$1,142,918	$1,045,467

Operating profits (losses):
Satellite services (1)	$34,846	$21,772	$98,263	$59,849
Commercial networks	(48,598)	(29,889)	(127,997)	(70,928)
Government systems	24,118	22,763	71,082	58,362
Elimination of intersegment operating profits	—	—	—	—

Segment operating profit before corporate and amortization of acquired intangible assets	10,366	14,646	41,348	47,283
Corporate	—	—	—	—
Amortization of acquired intangible assets	(2,775)	(4,261)	(7,565)	(13,658)

Income from operations	$7,591	$10,385	$33,783	$33,625

(1)	Product revenues and operating profits in the satellite services segment for the three and nine months ended December 31, 2016 included $6.8 million and $20.0 million, respectively, and for the three and nine months ended December 31, 2015 included $6.4 million and $18.8 million, respectively, relating to amounts realized under the Company’s settlement agreement entered into in fiscal year 2015 with Space Systems Loral, Inc. and its former parent company Loral Space & Communications, Inc.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. The Company’s property and equipment, including its satellites, earth stations and other networking equipment, are assigned to corporate assets as they are available for use by the various segments throughout their estimated useful lives. Segment assets as of December 31, 2016 and March 31, 2016 were as follows:

	As of December 31, 2016	As of March 31, 2016
	(In thousands)
Segment assets:
Satellite services	$81,088	$57,529
Commercial networks	165,474	212,943
Government systems	330,714	311,927

Total segment assets	577,276	582,399
Corporate assets	2,305,804	1,814,913

Total assets	$2,883,080	$2,397,312

Other acquired intangible assets, net and goodwill included in segment assets as of December 31, 2016 and March 31, 2016 were as follows:

	Other Acquired Intangible Assets, Net		Goodwill
	As of December 31, 2016	As of March 31, 2016	As of December 31, 2016	As of March 31, 2016
	(In thousands)
Satellite services	$23,556	$8,751	$13,434	$9,809
Commercial networks	5,314	6,581	43,892	43,990
Government systems	15,682	18,272	62,299	63,241

Total	$44,552	$33,604	$119,625	$117,040

Amortization of acquired intangible assets by segment for the three and nine months ended December 31, 2016 and 2015 was as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(In thousands)
Satellite services	$1,605	$2,488	$3,814	$8,018
Commercial networks	411	706	1,267	1,957
Government systems	759	1,067	2,484	3,683

Total amortization of acquired intangible assets	$2,775	$4,261	$7,565	$13,658

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future economic conditions and performance; the development, customer acceptance and anticipated performance of technologies, products or services; satellite construction and launch activities; the performance and anticipated benefits of our ViaSat-2 and ViaSat-3 class satellites and any future satellite we may construct or acquire; the expected completion, shipment, capacity, service, coverage, service speeds and other features of our satellites, and the timing, cost, economics and other benefits associated therewith; anticipated subscriber growth; our proposed strategic partnering arrangement with Eutelsat S.A. (together with its affiliates, Eutelsat) and the timing, costs, economics and other benefits associated therewith; our ability to realize the anticipated benefits of our acquisition of Aerodocs Limited (Arconics); plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ materially include: our ability to realize the anticipated benefits of the ViaSat-2 and ViaSat-3 class satellites and any future satellite we may construct or acquire; unexpected expenses related to our satellite projects; our ability to consummate our proposed strategic partnering arrangement with Eutelsat and to realize the anticipated benefits of the strategic partnering arrangement; our ability to successfully implement our business plan for our broadband services on our anticipated timeline or at all; risks associated with the construction, shipment, launch and operation of satellites, including the effect of any anomaly, operational failure or degradation in satellite performance; our ability to successfully develop, introduce and sell new technologies, products and services; audits by the U.S. government; changes in the global business environment and economic conditions; delays in approving U.S. government budgets and cuts in government defense expenditures; our reliance on U.S. government contracts, and on a small number of contracts which account for a significant percentage of our revenues; reduced demand for products and services as a result of continued constraints on capital spending by customers; changes in relationships with, or the financial condition of, key customers or suppliers; our reliance on a limited number of third parties to manufacture and supply our products; increased competition; introduction of new technologies and other factors affecting the communications and defense industries generally; the effect of adverse regulatory changes on our ability to sell products and services; our level of indebtedness and ability to comply with applicable debt covenants; our involvement in litigation, including intellectual property claims and litigation to protect our proprietary technology; our dependence on a limited number of key employees; and other factors identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, under the heading “Risk Factors” in Part II, Item 1A of this report, elsewhere in this report and our other filings with the Securities and Exchange Commission (the SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

During the first quarter of fiscal year 2016, we completed the acquisition of Engreen Inc. (Engreen), a privately held company focused on network function virtualization, for approximately $5.3 million, recorded within our commercial networks segment.

On November 14, 2016, we completed the acquisition of Arconics, a privately held company focused on wireless in-flight entertainment management software services. The Arconics purchase price of $21.6 million was comprised of approximately $16.6 million in cash consideration paid to former Arconics equity holders and $5.0 million related to the fair value of 61,888 shares of our common stock issued at the closing. The approximately $16.6 million in cash consideration paid to former Arconics equity holders less cash acquired of $0.6 million resulted in a net cash outlay by us of approximately $16.0 million. The Arconics purchase price was primarily allocated to acquired technology and customer relationships intangible assets, and goodwill. Through this acquisition we gained broader expertise, aviation-grade software and mobile applications to make flying safer and more efficient for pilots, cabin crews and flight operations teams, as well as applications that are expected to create new opportunities for passenger entertainment and airline services and revenue. The condensed consolidated financial statements include the operating results of Arconics in our satellite services segment from the date of acquisition.

On November 23, 2016, we completed the sale of an aggregate of 7,475,000 shares of ViaSat common stock in an underwritten public offering. Our net proceeds from the offering were approximately $503.1 million after deducting underwriting discounts and offering expenses. In November 2016, we used $225.0 million of the net proceeds from the offering to repay outstanding borrowings under our revolving credit facility (the Revolving Credit Facility). We expect to use the remaining net proceeds for general corporate purposes, which may include financing costs related to the purchase, launch and operation of satellites, potential acquisitions, joint ventures and strategic alliances, working capital or capital expenditures.

We conduct our business through three segments: satellite services, commercial networks and government systems.

Satellite Services

Our satellite services segment provides satellite-based high-speed broadband services to consumers, enterprises, commercial airlines and mobile broadband customers primarily in the United States. Our Exede® broadband services offer high-speed, high-quality broadband internet access across the contiguous United States. We also offer similar services for a growing number of commercial and business aircraft both in the United States and abroad. Our satellite services business also provides a platform for the provision of network management services to domestic and international satellite service providers. Our satellite services business uses our proprietary technology platform to provide broadband services with multiple applications. Our proprietary Ka-band satellites are at the core of our technology platform. We own two satellites: ViaSat-1 (our first-generation high-capacity Ka-band spot-beam satellite, which was placed into service in January 2012) and WildBlue-1 (which was placed into service in March 2007). Our ViaSat-2 satellite (our second-generation high-capacity Ka-band satellite design) is currently awaiting shipment to the launch site, and we currently expect the satellite to be launched early in the first quarter of fiscal year 2018. We currently expect that the two ViaSat-3 class satellites will be launched in fiscal year 2020 or early fiscal year 2021.

The primary services offered by our satellite services segment are comprised of:

•

Fixed broadband services under the Exede and Wildblue® brands offered to consumers and businesses primarily in the United States, which provide users with high-speed broadband internet access and Voice over Internet Protocol (VoIP) services. As of December 31, 2016, we provided broadband internet services to approximately 675,000 consumer and small business subscribers.

•

In-flight services including our flagship ViaSat in-flight internet service. As of December 31, 2016, 555 commercial aircraft were in service utilizing ViaSat in-flight internet services. In November 2016, ViaSat was selected by American Airlines to retrofit more than 500 aircraft from its existing domestic fleet with ViaSat’s in-flight broadband system, with installation expected to begin in the first half of fiscal year 2018.

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

In February 2016, we entered into a framework and subscription agreement (the Framework Agreement) with Eutelsat, pursuant to which we have agreed to enter into a strategic partnering arrangement with Eutelsat to own and operate satellite broadband infrastructure and equipment and provide satellite-based broadband internet services in the European region. The arrangement will consist of two entities coordinating efforts to expand the European broadband market: an entity to be owned 51% by Eutelsat and 49% by ViaSat following the closing will own and operate Eutelsat’s KA-SAT satellite and related assets and offer wholesale satellite capacity services in the European region; and an entity to be owned 51% by ViaSat and 49% by Eutelsat following the closing will purchase wholesale satellite capacity services and offer retail satellite-based broadband internet services in the European region. At the closing under the Framework Agreement, Eutelsat will contribute and transfer assets relating to Eutelsat’s existing wholesale satellite broadband business (including its KA-SAT satellite) to a newly formed subsidiary of Eutelsat in exchange for the issuance of new shares in such subsidiary, and following such contribution and issuance, we will purchase 49% of the issued shares of Eutelsat’s subsidiary from Eutelsat for €132.5 million and, similarly, Eutelsat will purchase 49% of the issued shares of a second newly formed subsidiary of ViaSat for an immaterial amount. Also at the closing, we and Eutelsat will enter into shareholders’ agreements and other ancillary agreements with respect to the ownership, management and operation of the two entities. The closing of the transactions under the Framework Agreement is subject to customary conditions, including the receipt of required regulatory approvals and third-party consents. We currently anticipate that the closing will occur during the fourth quarter of fiscal year 2017.

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

Sources of Revenues

Our satellite services segment revenues are primarily derived from our domestic broadband services business, our in-flight broadband services business and our worldwide managed network services.

Revenues in our commercial networks and government systems segments are primarily derived from three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Fixed-price contracts (which require us to provide products and services under a contract at a specified price) comprised approximately 85% and 90% of our total revenues for these segments for the three months ended December 31, 2016 and 2015, respectively, and 87% and 89% of our total revenues for these segments for the nine months ended December 31, 2016 and 2015, respectively. The remainder of our revenues in these segments for such periods was derived from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

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

Historically, a significant portion of our revenues in our commercial networks and government systems segments has been derived from customer contracts that include the research and development of products. The research and development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded research and development from our customer contracts were approximately 19% and 21% of our total revenues in the three months ended December 31, 2016 and 2015, respectively. Revenues for our funded research and development from our customer contracts were approximately 19% and 20% of our total revenues in the nine months ended December 31, 2016 and 2015, respectively.

We also incur independent research and development (IR&D) expenses, which are not directly funded by a third party. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development projects. IR&D expenses were approximately 9% and 6% of total revenues during the three months ended December 31, 2016 and 2015, respectively, and approximately 8% and 5% of total revenues during the nine months ended December 31, 2016 and 2015, respectively. As a government contractor, we are able to recover a portion of our IR&D expenses pursuant to our government contracts.

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

The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. For contract claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. During the three months ended December 31, 2016 and 2015, we recorded losses of approximately $0.8 million and $0.4 million, respectively, related to loss contracts. During the nine months ended December 31, 2016 and 2015, we recorded losses of approximately $2.8 million and $2.1 million, respectively, related to loss contracts.

Assuming the initial estimates of sales and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates due to revisions in sales and future cost estimates or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for on a cumulative basis in the period estimates are revised. We believe we have established appropriate systems and processes to enable us to reasonably estimate future costs on our programs through regular evaluations of contract costs, scheduling and technical matters by business unit personnel and management. Historically, in the aggregate, we have not experienced significant deviations in actual costs from estimated program costs, and when deviations that result in significant adjustments arise, we disclose the related impact in Management’s Discussion and Analysis of Financial Condition and Results of Operations. However, these estimates require significant management judgment, and a significant change in future cost estimates on one or more programs could have a material effect on our results of operations. A one percent variance in our future cost estimates on open fixed-price contracts as of December 31, 2016 would change our income before income taxes by approximately $0.3 million.

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

We own two satellites: ViaSat-1 (our first-generation high-capacity Ka-band spot-beam satellite, which was placed into service in January 2012) and WildBlue-1 (which was placed into service in March 2007). Our ViaSat-2 satellite (our second-generation high-capacity Ka-band satellite design) is currently awaiting shipment to the launch site, and we currently expect the satellite to be launched early in the first quarter of fiscal year 2018. We currently expect that the two ViaSat-3 class satellites will be launched in fiscal year 2020 or early fiscal year 2021. We also have an exclusive prepaid lifetime capital lease of Ka-band capacity over the contiguous United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and own related earth stations and networking equipment for all of our satellites. Property and equipment also includes the CPE units leased to subscribers under a retail leasing program as part of our satellite services segment.

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We periodically review the remaining estimated useful life of the satellite to determine if revisions to the estimated life are necessary. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by us for the three and nine months ended December 31, 2016 and 2015.

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

Income taxes and valuation allowance on deferred tax assets

Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis to determine if the weight of available evidence suggests that an additional valuation allowance is needed. In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the event that our estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established which would cause a decrease to income in the period such determination is made. Our valuation allowance against deferred tax assets increased from $17.1 million at March 31, 2016 to $20.1 million at December 31, 2016. The valuation allowance primarily relates to state net operating loss carryforwards and research and development tax credit carryforwards available to reduce state income taxes.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Revenues:	100.0%	100.0%	100.0%	100.0%
Product revenues	44.6	44.9	45.3	46.7
Service revenues	55.4	55.1	54.7	53.3
Operating expenses:
Cost of product revenues	32.7	32.7	33.4	34.0
Cost of service revenues	34.4	35.6	34.4	35.0
Selling, general and administrative	21.1	22.0	20.7	21.1
Independent research and development	9.0	5.5	7.9	5.3
Amortization of acquired intangible assets	0.7	1.2	0.7	1.3

Income from operations	2.0	3.0	3.0	3.2
Interest expense, net	(0.6)	(1.6)	(1.0)	(1.7)

Income before income taxes	1.4	1.4	2.0	1.5
Provision for (benefit from) income taxes	0.2	(1.5)	0.5	(0.1)

Net income	1.2	2.9	1.5	1.7
Net income attributable to ViaSat, Inc.	1.1	2.8	1.5	1.7

Three Months Ended December 31, 2016 vs. Three Months Ended December 31, 2015

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2016	December 31, 2015
Product revenues	$169.6	$156.3	$13.3	8.5%
Service revenues	211.1	191.5	19.6	10.2%

Total revenues	$380.6	$347.8	$32.9	9.5%

Our total revenues grew by $32.9 million as a result of a $19.6 million increase in service revenues and a $13.3 million increase in product revenues. The service revenue increase was primarily driven by an increase of $18.2 million in our satellite services segment. The product revenue increase was primarily driven by an increase of $15.4 million in our government systems segment.

Cost of revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2016	December 31, 2015
Cost of product revenues	$124.6	$113.8	$10.8	9.5%
Cost of service revenues	131.0	123.8	7.2	5.8%

Total cost of revenues	$255.5	$237.6	$18.0	7.6%

Cost of revenues increased by $18.0 million due to increases of $10.8 million in cost of product revenues and $7.2 million in cost of service revenues. The cost of product revenue increase was primarily due to increased product revenues, causing a $9.7 million increase in cost of product revenues on a constant margin basis. This cost of product revenue increase mainly related to our cybersecurity and information assurance products, tactical data link products and government satellite communication systems in our government systems segment. The cost of service revenue increase was primarily due to increased service revenues, which generated a $12.7 million increase in cost of service revenues on a constant margin basis. This increase mainly related to our Exede broadband services and in-flight broadband services in our satellite services segment, partially offset by improved margins from our Exede broadband services resulting from continued expansion of premium higher bandwidth broadband internet plan offerings and growth in value-added service offerings compared to the prior year period.

Selling, general and administrative expenses

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2016	December 31, 2015
Selling, general and administrative	$80.3	$76.4	$3.9	5.1%

The $3.9 million increase in selling, general and administrative (SG&A) expenses was primarily attributable to higher support costs of $5.6 million mainly relating to our government systems segment. This increase was partially offset by lower new business proposal costs mainly in our government systems segment. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2016	December 31, 2015
Independent research and development	$34.4	$19.2	$15.3	79.6%

The $15.3 million increase in IR&D expenses was primarily the result of increased IR&D efforts in our commercial networks segment of $14.7 million, which mainly related to research increases in next-generation satellite payload technologies for our ViaSat-3 class satellites and mobile broadband satellite communication systems.

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to ten years. The $1.5 million decrease in amortization of acquired intangible assets in the third quarter of fiscal year 2017 compared to the prior year period was primarily the result of certain acquired customer relationship intangibles in our satellite services segment becoming fully amortized over the preceding fiscal year. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the nine months ended December 31, 2016	$7,565

Expected for the remainder of fiscal year 2017	$3,192
Expected for fiscal year 2018	11,668
Expected for fiscal year 2019	9,013
Expected for fiscal year 2020	7,259
Expected for fiscal year 2021	4,956
Thereafter	8,464

$44,552

Interest income

The $0.3 million decrease in interest income in the three months ended December 31, 2016 compared to the prior year period was primarily due to the decrease in the amount of payments under our settlement agreement with Space Systems Loral, Inc. and its former parent company Loral Space & Communications, Inc. (the Settlement Agreement), recognized as interest income in both periods.

Interest expense

The $3.7 million decrease in interest expense in the three months ended December 31, 2016 compared to the prior year period was primarily due to an increase of $5.7 million in the amount of interest capitalized during the third quarter of fiscal year 2017 compared to the prior year period. This decrease was partially offset by increased interest expense due to the overall higher amount of outstanding borrowings during the three months ended December 31, 2016 compared to the prior year period. Capitalized interest expense during the three months ended December 31, 2016 and 2015 related to the construction of ViaSat-2 and related gateway and networking equipment, and other assets, and in the current year period also included interest expense related to the construction of our ViaSat-3 class satellites.

Provision for (benefit from) income taxes

For the three months ended December 31, 2016, we recorded an income tax provision of $0.9 million. For the three months ended December 31, 2015, we recorded an income tax benefit of $5.1 million. The income tax provision (benefit) for the periods differed from the amounts which would have been recorded using the U.S. statutory rate due primarily to the benefit of research and development tax credits. The Protecting Americans from Tax Hikes (PATH) Act of 2015 enacted on December 18, 2015 extended the research and development credit permanently, retroactive to January 2015. In the first two quarters of fiscal year 2016, our estimated annual effective income tax rate did not include the effect of the extension of the research and development tax credit, which resulted in an adjustment of approximately $4.3 million in tax benefits in the third quarter of fiscal year 2016. Also, as a result of the extension of the research and development tax credit, approximately $2.1 million of research and development credit generated in the fourth quarter of fiscal year 2015 was recognized as a discrete tax benefit in the third quarter of fiscal year 2016.

Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate cannot be made, we compute our provision for income taxes using the actual effective tax rate (discrete method) for the year-to-date period. For the three months ended December 31, 2016, we used the actual effective year-to-date tax rate in calculating the income tax provision for that period as a reliable estimate of the annual effective tax rate could not be made.

Segment Results for the Three Months Ended December 31, 2016 vs. Three Months Ended December 31, 2015

Satellite services segment

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2016	December 31, 2015
Segment product revenues	$7.1	$6.5	$0.7	10.2%
Segment service revenues	153.0	134.8	18.2	13.5%

Total segment revenues	$160.1	$141.2	$18.9	13.4%

Our satellite services segment revenues grew by $18.9 million primarily as a result of an $18.2 million increase in service revenues. The increase in service revenues was primarily driven by higher average revenue per Exede broadband internet subscriber, as well as the expansion of our in-flight broadband services compared to the prior year period. 555 commercial aircraft were in service as of December 31, 2016 compared to 446 commercial aircraft in service as of December 31, 2015. Total subscribers of our broadband internet services slightly decreased year over year, with approximately 675,000 subscribers at December 31, 2016 compared to 687,000 subscribers at December 31, 2015.

Segment operating profit

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2016	December 31, 2015
Segment operating profit	$34.8	$21.8	$13.1	60.0%
Percentage of segment revenues	21.8%	15.4%

The increase in our satellite services segment operating profit was driven primarily by higher earnings contributions of $14.0 million primarily due to the increase in service revenues. The higher average revenue per Exede broadband internet subscriber in the current year period was primarily driven by a higher mix of subscribers choosing premium service plans and value-added service bundles compared to the prior year period, and resulted in increased service revenues and improved margins. We also experienced positive contributions from our Yonder mobile broadband services and in-flight broadband services during the current year period.

Commercial networks segment

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2016	December 31, 2015
Segment product revenues	$46.9	$49.6	$(2.7)	(5.5)%
Segment service revenues	7.6	5.8	1.8	31.4%

Total segment revenues	$54.5	$55.4	$(0.9)	(1.7)%

Our commercial networks segment revenues decreased slightly by $0.9 million, due to a $2.7 million decrease in product revenues, offset by a $1.8 million increase in service revenues. The decrease in product revenues was primarily due to a decrease of $5.2 million in mobile broadband satellite communication systems, partially offset by an increase of $1.9 million related to satellite networking development programs.

Segment operating loss

	Three Months Ended		Dollar (Increase) Decrease	Percentage (Increase) Decrease
(In millions, except percentages)	December 31, 2016	December 31, 2015
Segment operating loss	$(48.6)	$(29.9)	$(18.7)	(62.6)%
Percentage of segment revenues	(89.2)%	(53.9)%

The $18.7 million increase in our commercial networks segment operating loss was driven primarily by a $14.7 million increase in IR&D expenses (primarily related to research increases in next-generation satellite payload technologies for our ViaSat-3 class satellites and mobile broadband satellite communication systems) and lower earnings contributions of $3.4 million (primarily due to lower revenues and lower margins in our mobile broadband satellite communication systems).

Government systems segment

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2016	December 31, 2015
Segment product revenues	$115.6	$100.2	$15.4	15.3%
Segment service revenues	50.4	50.9	(0.5)	(0.9)%

Total segment revenues	$166.0	$151.1	$14.9	9.9%

Our government systems segment revenues increased by $14.9 million, due to a $15.4 million increase in product revenues. The product revenue increase was primarily due to a $4.6 million increase in government satellite communication systems, a $4.5 million increase in cybersecurity and information assurance products and a $4.3 million increase in tactical data link products.

Segment operating profit

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2016	December 31, 2015
Segment operating profit	$24.1	$22.8	$1.4	6.0%
Percentage of segment revenues	14.5%	15.1%

The $1.4 million increase in our government systems segment operating profit reflected higher earnings contributions of $4.3 million primarily due to higher revenues in our government satellite communication systems (mainly attributable to unmanned aerial vehicles), tactical data link products and cybersecurity and information assurance products. This operating profit increase was partially offset by overall higher SG&A costs of $2.3 million.

Nine Months Ended December 31, 2016 vs. Nine Months Ended December 31, 2015

Revenues

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2016	December 31, 2015
Product revenues	$517.5	$488.3	$29.2	6.0%
Service revenues	625.4	557.2	68.3	12.3%

Total revenues	$1,142.9	$1,045.5	$97.5	9.3%

Our total revenues grew by $97.5 million, due to a $68.3 million increase in service revenues and a $29.2 million increase in product revenues. The service revenue increase was primarily driven by increases of $53.5 million in our satellite services segment, $8.6 million in our government systems segment and $6.2 million in our commercial networks segment. The product revenue increase was primarily driven by an increase of $36.9 million in our government systems segment, partially offset by a $9.2 million decrease in our commercial networks segment.

Cost of revenues

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2016	December 31, 2015
Cost of product revenues	$382.1	$355.8	$26.3	7.4%
Cost of service revenues	392.8	366.0	26.8	7.3%

Total cost of revenues	$774.9	$721.8	$53.1	7.4%

Cost of revenues increased by $53.1 million due to a $26.8 million increase in cost of service revenues and $26.3 million increase in cost of product revenues. The cost of service revenue increase was primarily due to increased service revenues, which generated a $44.8 million increase in cost of service revenues on a constant margin basis. This increase mainly related to our Exede broadband services and in-flight broadband services in our satellite services segment, as well as our network management services for Wi-Fi and other internet access networks in our government systems segment, and was partially offset by improved margins from our

Exede broadband services resulting from a higher mix of subscribers choosing premium service plans and value-added service bundles compared to the prior year period in our satellite services segment. The cost of product revenue increase was primarily due to increased revenues, causing a $21.3 million increase in cost of product revenues on a constant margin basis. This cost of product revenue increase mainly related to our cybersecurity and information assurance products and tactical data links products in our government systems segment as well as consumer broadband products in our commercial networks segment, coupled with lower margins in our mobile broadband satellite communications systems in our commercial networks segment.

Selling, general and administrative expenses

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2016	December 31, 2015
Selling, general and administrative	$236.9	$220.8	$16.1	7.3%

The $16.1 million increase in SG&A expenses was primarily attributable to higher support costs of $21.6 million spread across all three segments. This increase was partially offset by lower new business proposal costs mainly in our government systems segment as well as lower selling costs in our satellite services segment. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2016	December 31, 2015
Independent research and development	$89.8	$55.6	$34.2	61.6%

The $34.2 million increase in IR&D expenses was primarily the result of increased IR&D efforts in our commercial networks segment of $36.2 million (primarily related to research increases in next-generation satellite payload technologies for our ViaSat-3 class satellites, mobile broadband satellite communication systems and next-generation consumer broadband integrated networking technologies).

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to ten years. The $6.1 million decrease in amortization of acquired intangible assets in the first nine months of fiscal year 2017 compared to the prior year period was primarily the result of certain acquired customer relationship intangibles in our satellite services segment becoming fully amortized over the preceding fiscal year. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the nine months ended December 31, 2016	$7,565

Expected for the remainder of fiscal year 2017	$3,192
Expected for fiscal year 2018	11,668
Expected for fiscal year 2019	9,013
Expected for fiscal year 2020	7,259
Expected for fiscal year 2021	4,956
Thereafter	8,464

$44,552

Interest income

The $1.0 million decrease in interest income in the nine months ended December 31, 2016 compared to the prior year period was primarily due to the decrease in the amount of payments under the Settlement Agreement recognized as interest income in both periods.

Interest expense

The $7.5 million decrease in interest expense in the nine months ended December 31, 2016 compared to the prior year period was primarily due to an increase of $14.3 million in the amount of interest capitalized during the first nine months of fiscal year 2017 compared to the same period last fiscal year. This decrease was partially offset by increased interest expense due to the overall higher amount of outstanding borrowings during the nine months ended December 31, 2016 compared to the prior year period. Capitalized interest expense during the nine months ended December 31, 2016 and 2015 related to the construction of ViaSat-2 and related gateway and networking equipment, and other assets, and in the current year period also included interest expense related to the construction of our ViaSat-3 class satellites.

Provision for (benefit from) income taxes

For the nine months ended December 31, 2016, we recorded an income tax provision of $5.3 million. For the nine months ended December 31, 2015, we recorded an income tax benefit of $1.3 million. The income tax provision (benefit) for the periods differed from the amounts which would have been recorded using the U.S. statutory rate due primarily to the benefit of research and development tax credits. The PATH Act of 2015 enacted on December 18, 2015 extended the research and development credit permanently, retroactive to January 2015. In the first two quarters of fiscal year 2016, our estimated annual effective income tax rate did not include the effect of the extension of the research and development tax credit, which resulted in an adjustment of approximately $4.3 million in tax benefits in the third quarter of fiscal year 2016. Also, as a result of the extension of the research and development tax credit, approximately $2.1 million of research and development credit generated in the fourth quarter of fiscal year 2015 was recognized as a discrete tax benefit in the third quarter of fiscal year 2016.

Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate cannot be made, we compute our provision for income taxes using the actual effective tax rate (discrete method) for the year-to-date period. For the nine months ended December 31, 2016, we used the actual effective year-to-date tax rate in calculating the income tax provision for the period as a reliable estimate of the annual effective tax rate could not be made.

Segment Results for the Nine Months Ended December 31, 2016 vs. Nine Months Ended December 31, 2015

Satellite services segment

Revenues

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2016	December 31, 2015
Segment product revenues	$20.6	$19.1	$1.5	7.7%
Segment service revenues	448.2	394.7	53.5	13.6%

Total segment revenues	$468.8	$413.8	$55.0	13.3%

Our satellite services segment revenues grew by $55.0 million primarily as a result of a $53.5 million increase in service revenues. The increase in service revenues was primarily driven by higher average revenue per Exede broadband internet subscriber, as well as the expansion of our in-flight broadband services compared to the prior year period. 555 commercial aircraft were in service as of December 31, 2016 compared to 446 commercial aircraft in service as of December 31, 2015. Total subscribers of our broadband internet services slightly decreased year over year, with approximately 675,000 subscribers at December 31, 2016 compared to 687,000 subscribers at December 31, 2015.

Segment operating profit

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2016	December 31, 2015
Segment operating profit	$98.3	$59.8	$38.4	64.2%
Percentage of segment revenues	21.0%	14.5%

The increase in our satellite services segment operating profit was driven primarily by higher earnings contributions of $41.2 million primarily due to the increase in service revenues. The higher average revenue per Exede broadband internet subscriber in the current year period was primarily driven by a higher mix of subscribers choosing premium service plans and value-added service bundles compared to the prior year period, and resulted in increased service revenues and improved margins. We also experienced positive contributions from our Yonder mobile broadband services and in-flight broadband services in the current year period.

Commercial networks segment

Revenues

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2016	December 31, 2015
Segment product revenues	$163.9	$173.1	$(9.2)	(5.3)%
Segment service revenues	21.6	15.4	6.2	39.9%

Total segment revenues	$185.5	$188.6	$(3.0)	(1.6)%

Our commercial networks segment revenues decreased by $3.0 million, due to a $9.2 million decrease in product revenues offset by a $6.2 million increase in service revenues. The product revenue decrease was comprised mainly of a decrease of $18.7 million in mobile broadband satellite communication systems, partially offset by an increase of $9.7 million related to fixed satellite networks (reflecting broadband terminal orders under our large-scale Australian Ka-band infrastructure project, partially offset by decreased revenues reflecting the nearing of completion of the Australian Ka-band infrastructure project and a decrease from our next-generation Ka-band system contract in Canada). The service revenue increase was primarily due to a $5.2 million increase related to fixed satellite networks support agreements.

Segment operating loss

	Nine Months Ended		Dollar (Increase) Decrease	Percentage (Increase) Decrease
(In millions, except percentages)	December 31, 2016	December 31, 2015
Segment operating loss	$(128.0)	$(70.9)	$(57.1)	(80.5)%
Percentage of segment revenues	(69.0)%	(37.6)%

The $57.1 million increase in our commercial networks segment operating loss was driven primarily by a $36.2 million increase in IR&D expenses (primarily related to research increases in next-generation satellite payload technologies for our ViaSat-3 class satellites and mobile broadband satellite communication systems) and lower earnings contributions of $15.4 million primarily due to lower revenues and lower margins in our mobile broadband satellite communication systems. Additionally, support costs increased $5.7 million compared to the prior year period.

Government systems segment

Revenues

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2016	December 31, 2015
Segment product revenues	$333.0	$296.1	$36.9	12.5%
Segment service revenues	155.6	147.0	8.6	5.9%

Total segment revenues	$488.6	$443.1	$45.5	10.3%

Our government systems segment revenues increased by $45.5 million due to a $36.9 million increase in product revenues and an $8.6 million increase in service revenues. The product revenue increase was primarily due to an $18.7 million increase in cybersecurity and information assurance products and a $12.4 million increase in tactical data link products. Of the service revenues increase, $9.3 million related to our network management services for Wi-Fi and other internet access networks.

Segment operating profit

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2016	December 31, 2015
Segment operating profit	$71.1	$58.4	$12.7	21.8%
Percentage of segment revenues	14.5%	13.2%

The $12.7 million increase in our government systems segment operating profit reflected higher earnings contributions of $18.5 million primarily due to higher revenues and improved margins in our cybersecurity and information assurance products and tactical data link products. This operating profit increase was partially offset by higher overall SG&A costs of $7.8 million.

Backlog

As reflected in the table below, our overall firm and funded backlog increased during the first nine months of fiscal year 2017. The increases in firm and funded backlog were attributable to increases in our government systems segment.

	As of December 31, 2016	As of March 31, 2016
	(In millions)
Firm backlog
Satellite services segment	$130.3	$169.6
Commercial networks segment	277.5	286.7
Government systems segment	654.1	485.6

Total	$1,061.9	$941.9

Funded backlog
Satellite services segment	$130.3	$169.6
Commercial networks segment	277.5	286.7
Government systems segment	555.5	422.8

Total	$963.3	$879.1

The firm backlog does not include contract options. Of the $1,061.9 million in firm backlog, $213.8 million is expected to be delivered during the remaining three months of fiscal year 2017, and the balance is expected to be delivered in fiscal year 2018 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders. Backlog does not include contracts with our Exede broadband internet subscribers in our satellite services segment, nor does it include anticipated equipment purchase orders or future recurring internet service revenues under commercial in-flight internet agreements recorded in our commercial networks and satellite services segments, respectively.

Our total new awards were approximately $353.7 million and $1,276.1 million for the three and nine months ended December 31, 2016, respectively, compared to $340.4 million and $1,032.1 million for the three and nine months ended December 31, 2015, respectively.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing, export credit agency financing and equity financing, including the sale of 7,475,000 shares of ViaSat common stock in an underwritten public offering in November 2016. At December 31, 2016, we had $284.9 million in cash and cash equivalents, $473.2 million in working capital, no outstanding borrowings under our Revolving Credit Facility and $274.6 million in principal amount of outstanding borrowings under our direct loan facility with the Export-Import Bank of the United States for ViaSat-2 (the Ex-Im Credit Facility and, together with the Revolving Credit Facility, the Credit Facilities), and we had accrued a further $29.5 million in completion exposure fees expected to be financed under the Ex-Im Credit Facility. At March 31, 2016, we had $42.1 million in cash and cash equivalents, $241.6 million in working capital, $180.0 million in principal amount of outstanding borrowings under our Revolving Credit Facility and $197.2 million in principal amount of outstanding borrowings under our Ex-Im Credit Facility, and we had accrued a further $21.0 million in completion exposure fees expected to be financed under the Ex-Im Credit Facility. We invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

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

The general cash needs of our satellite services, commercial networks and government systems segments can vary significantly. The cash needs of our satellite services segment tend to be driven by the timing and amount of capital expenditures (e.g., payments under satellite construction and launch contracts), investments in joint ventures and strategic partnering arrangements (such as our Eutelsat strategic partnering arrangements) and network expansion activities, as well as the quality of customer, type of contract and payment terms. For example, at the closing of the transactions under the Framework Agreement (which is expected to occur during the fourth quarter of fiscal year 2017), we are required to purchase 49% of the issued shares of Eutelsat’s subsidiary for €132.5 million. In our commercial networks segment, cash needs tend to be driven primarily by the type and mix of contracts in backlog, the nature and quality of customers, the timing and amount of investments in IR&D activities (including with respect to next-generation satellite payload technologies) and the payment terms of customers (including whether advance payments are made or customer financing is required). In our government systems segment, the primary factors determining cash needs tend to be the type and mix of contracts in backlog (e.g., product or service, development or production) and timing of payments (including restrictions on the timing of cash payments under U.S. government procurement regulations). Other factors affecting the cash needs of our commercial networks and government systems segments include contract duration and program performance. For example, if a program is performing well and meeting its contractual requirements, then its cash flow requirements are usually lower.

On November 23, 2016, we completed the sale of an aggregate of 7,475,000 shares of ViaSat common stock in an underwritten public offering. Our net proceeds from the offering were approximately $503.1 million after deducting underwriting discounts and offering expenses. In November 2016, we used $225.0 million of the net proceeds from the offering to repay outstanding borrowings under the Revolving Credit Facility. We expect to use the remaining net proceeds for general corporate purposes, which may include financing costs related to the purchase, launch and operation of satellites, potential acquisitions, joint ventures and strategic alliances, working capital or capital expenditures.

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

Cash flows

Cash provided by operating activities for the first nine months of fiscal year 2017 was $312.7 million compared to $219.5 million in the prior year period. This $93.2 million increase was primarily driven by a $79.4 million year-over-year decrease in cash used to fund net operating assets needs, coupled with our operating results (net income adjusted for depreciation, amortization and other non-cash charges) which generated $13.8 million of higher cash inflows year-over-year. The decrease in cash used to fund net operating assets during the first nine months of fiscal year 2017 when compared to the prior year period was primarily due to an increase in our collections in excess of revenues and deferred revenues included in accrued liabilities due to the timing of milestone billings for certain larger development projects in our government systems and commercial networks segments, lower combined billed and unbilled accounts receivable, net, attributable to the timing of contractual milestones for certain larger development programs primarily in our commercial networks segment, as well as a decrease in cash used for inventory in our government systems segment.

Cash used in investing activities for the first nine months of fiscal year 2017 was $463.4 million compared to $339.6 million in the prior year period. The increase in cash used in investing activities year-over-year reflects increases of $84.4 million in cash used for satellite construction, $15.0 million for the construction of earth stations and network operation systems related to ViaSat-2, $12.6 million in cash used for acquisitions and $7.6 million in capital expenditures used for property and other general purpose equipment.

Cash provided by financing activities for the first nine months of fiscal year 2017 was $394.0 million compared to $131.7 million for the prior year period. This $262.2 million increase in cash provided by financing activities year-over-year was primarily related to $503.1 million in net proceeds from a public offering of common stock in November 2016 (after deducting underwriting discounts and offering expenses). This increase was partially offset by an increase of $170.0 million in net payments on borrowings under our Revolving Credit Facility during the first nine months of fiscal year 2017, compared to the prior year period, as well as a

$61.9 million decrease in net proceeds from borrowings under our Ex-Im Credit Facility during the first nine months of fiscal year 2017, compared to the prior year period. Cash provided by financing activities for both periods included cash received from stock option exercises and employee stock purchase plan purchases, and cash used for the repurchase of common stock related to net share settlement of certain employee tax liabilities in connection with the vesting of restricted stock unit awards.

Satellite-related activities

In May 2013, we entered into an agreement to purchase ViaSat-2, our second high-capacity Ka-band satellite, from The Boeing Company (Boeing) at a price of approximately $358.0 million, plus an additional amount for launch support services to be performed by Boeing. The projected total cost of the ViaSat-2 project, including the satellite, launch, insurance and related earth station infrastructure, through satellite launch is estimated to be between $580.0 million and $600.0 million, and will depend on the timing of the earth station infrastructure roll-out. We believe we have adequate sources of funding for the ViaSat-2 project, which include our cash on hand, available borrowing capacity under our Credit Facilities and the cash we expect to generate from operations over the next few years.

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

Revolving Credit Facility

As of December 31, 2016, the Revolving Credit Facility provided an $800.0 million revolving line of credit (including up to $150.0 million of letters of credit) with a maturity date of May 24, 2021 (or March 16, 2020, if more than $200.0 million of our 2020 Notes are then outstanding and certain conditions are met).

Borrowings under the Revolving Credit Facility bear interest, at our option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on our total leverage ratio. The Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of ViaSat (as defined in the Revolving Credit Facility) and secured by substantially all of our assets. As of December 31, 2016, none of our subsidiaries guaranteed the Revolving Credit Facility.

The Revolving Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Revolving Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.

At December 31, 2016, we had no outstanding borrowings under the Revolving Credit Facility and $42.7 million outstanding under standby letters of credit, leaving borrowing availability under the Revolving Credit Facility as of December 31, 2016 of $757.3 million.

Ex-Im Credit Facility

As of December 31, 2016, the Ex-Im Credit Facility provided a $386.7 million senior secured direct loan facility, $343.1 million of which can be used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remainder used to finance the total exposure fees incurred under the Ex-Im Credit Facility of up to $43.6 million (depending on the total amount of financing borrowed under the Ex-Im Credit Facility).

Borrowings under the Ex-Im Credit Facility bear interest at a fixed rate of 2.38% and are required to be repaid in 16 approximately equal semi-annual installments, commencing approximately six months after the in-orbit acceptance date of the ViaSat-2 satellite (or, if earlier, on April 15, 2018), with a maturity date of October 15, 2025. Exposure fees of $6.0 million were incurred in connection with our initial borrowing under the Ex-Im Credit Facility, with the remaining exposure fees payable by the in-orbit acceptance date for ViaSat-2. Exposure fees under the Ex-Im Credit Facility are amortized using the effective interest rate method. The effective interest rate on our outstanding borrowings under the Ex-Im Credit Facility, which takes into account estimated timing and amount of borrowings, exposure fees, debt issuance costs and other fees, was estimated to be between 4.4% and 4.5% as of December 31, 2016. The Ex-Im Credit Facility is guaranteed by ViaSat and is secured by first-priority liens on the ViaSat-2 satellite and related assets as well as a pledge of the capital stock of the borrower under the facility.

The Ex-Im Credit Facility contains financial covenants regarding ViaSat’s maximum total leverage ratio and minimum interest coverage ratio. In addition, the Ex-Im Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.

At December 31, 2016, we had $274.6 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility and had accrued $29.5 million in completion exposure fees expected to be financed under the Ex-Im Credit Facility. As of December 31, 2016, the undrawn commitment under the Ex-Im Credit Facility was $82.5 million (excluding $29.5 million of accrued completion exposure fees), of which $74.4 million was available to finance ViaSat-2 related costs once incurred. However, as of December 31, 2016, we had reached the initial pre-shipping borrowing level for the amount we can borrow for satellite construction payments under the Ex-Im Credit Facility prior to the date that the satellite is shipped to the launch site. Borrowings under the Ex-Im Credit Facility were issued with a discount of $36.6 million (comprising the initial $6.0 million exposure fee, the completion exposure fees accrued as of December 31, 2016 and other customary fees). Borrowings under the Ex-Im Credit Facility are recorded as long-term debt, net of unamortized discount and debt issuance costs, in our condensed consolidated financial statements. The discount and deferred financing cost associated with the issuance of the borrowings under the Ex-Im Credit Facility are amortized to interest expense on an effective interest rate basis over the term of the borrowings under the Ex-Im Credit Facility.

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

The 2020 Notes are required to be guaranteed on an unsecured senior basis by each of our existing and future subsidiaries that guarantees the Revolving Credit Facility. As of December 31, 2016, none of our subsidiaries guaranteed the 2020 Notes. The 2020 Notes are our general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated debt. The 2020 Notes are effectively junior in right of payment to our existing and future secured debt, including under the Credit Facilities (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that do not guarantee the 2020 Notes, and are senior in right of payment to all of our existing and future subordinated indebtedness.

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

Contractual Obligations

The following table sets forth a summary of our obligations at December 31, 2016:

		For the Remainder of Fiscal Year	For the Fiscal Years Ending
(In thousands, including interest where applicable)	Total	2017	2018-2019	2020-2021	Thereafter
Operating leases and satellite capacity agreements	$301,690	$17,059	$100,613	$67,677	$116,341
2020 Notes	713,359	—	79,063	634,296	—
Ex-Im Credit Facility(1)	341,511	—	51,628	87,357	202,526
Satellite performance incentives	31,669	903	4,754	5,474	20,538
Purchase commitments including satellite-related agreements	1,079,078	290,356	551,195	195,476	42,051

Total	$2,467,307	$308,318	$787,253	$990,280	$381,456

(1)	To the extent that the ultimate amounts borrowed under the Ex-Im Credit Facility may fluctuate, amounts reflected represent estimated interest and principal payments on our current outstanding balance until the maturity date in October 2025. The amounts listed in the table above exclude the completion exposure fee that will be payable under the Ex-Im Credit Agreement by the in-orbit acceptance date for ViaSat-2, the amount of which will be based on the total amount of financing borrowed under the Ex-Im Credit Facility; see “Liquidity and Capital Resources — Ex-Im Credit Facility.” As of December 31, 2016, we had accrued $29.5 million in completion exposure fees expected to be financed under the Ex-Im Credit Facility.

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

Our condensed consolidated balance sheets included $40.7 million and $37.4 million of “other liabilities” as of December 31, 2016 and March 31, 2016, respectively, which primarily consisted of the long-term portion of our satellite performance incentives obligation, our long-term warranty obligations, the long-term portion of deferred rent, long-term portion of deferred revenue and long-term deferred income taxes. With the exception of the long-term portion of our satellite performance incentives obligation, these remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 9 to our condensed consolidated financial statements for additional information regarding our income taxes and related tax positions and Note 7 to our condensed consolidated financial statements for a discussion of our product warranties.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at December 31, 2016 as defined in Regulation S-K Item 303(a)(4) other than as discussed under Contractual Obligations above or disclosed in the notes to our consolidated financial statements included in this report or in our Annual Report on Form 10-K for the year ended March 31, 2016.

Recent Authoritative Guidance

For information regarding recently adopted and issued accounting pronouncements, see Note 1 to the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, short-term and long-term obligations, including the Credit Facilities and the 2020 Notes, and foreign currency forward contracts. We consider investments in highly liquid instruments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2016, we had no outstanding borrowings under our Revolving Credit Facility, $274.6 million in principal amount of outstanding borrowings under our Ex-Im Credit Facility, as well as $29.5 million in accrued completion exposure fees expected to be financed under the Ex-Im Credit Facility, and $575.0 million in aggregate principal amount outstanding of the 2020 Notes, and we held no short-term investments. Our 2020 Notes and borrowings under our Ex-Im Credit Facility bear interest at a fixed rate and therefore our exposure to market risk for changes in interest rates relates primarily to borrowings under our Revolving Credit Facility, cash equivalents, short-term investments and short-term obligations.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain a significant portion of our cash balance in money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our cash and cash equivalents earn interest at variable rates. Our interest income has been and may continue to be negatively impacted by low market interest rates. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. If the underlying weighted average interest rate on our cash and cash equivalents, assuming balances remain constant over a year, changed by 50 basis points, interest income would have increased or decreased an insignificant amount for the three months ended December 31, 2016 and 2015. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material.

Our primary interest rate under the Revolving Credit Facility is the Eurodollar rate plus an applicable margin that is based on our total leverage ratio. Under the Revolving Credit Facility, the effective interest rate as of December 31, 2016 that would have been applied to any new Eurodollar note based borrowings under the Revolving Credit Facility was approximately 3.94%. As of December 31, 2016, we had no outstanding borrowings under our Revolving Credit Facility. Accordingly, assuming the outstanding balance remained constant over a year, changes in interests rates applicable to our Revolving Credit Facility would have no effect on our interest incurred and cash flow.

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

As of December 31, 2016, we had a number of foreign currency forward contracts outstanding which are intended to reduce the foreign currency risk for amounts payable to vendors in Euros. The foreign currency forward contracts with a notional amount of $3.0 million had an insignificant amount of fair value recorded in accrued liabilities as of December 31, 2016. If the foreign currency forward rate for the Euro to the U.S. dollar on these foreign currency forward contracts had changed by 10%, the fair value of these foreign currency forward contracts as of December 31, 2016 would have changed by approximately $0.3 million.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2016, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 14, 2016, we issued 61,888 shares of ViaSat common stock to former equity holders of Arconics as part of the consideration paid for the acquisition of Arconics, as described in Note 1 of the notes to condensed consolidated financial statements. The issuance of common stock was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.

Item 6. Exhibits

The Exhibit Index on page 51 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.

February 9, 2017	/s/ MARK DANKBERG
Mark Dankberg
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ SHAWN DUFFY
Shawn Duffy
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number			Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Third Amendment Agreement, dated as of October 11, 2016, by and among ViaSat Technologies Limited, ViaSat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im Facility Agent) and the Export-Import Bank of the United States	8-K	000-21767	10.1	10/12/2016

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X