Form 10-K
period 2017-03-31
VIASAT INC
filed 2017-05-25
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the common stock held by non-affiliates of the registrant as of September 30, 2016 was approximately $3,440,363,796 (based on the closing price on that date for shares of the registrant’s common stock as reported by the Nasdaq Global Select Market).

The number of shares outstanding of the registrant’s common stock, $.0001 par value, as of May 12, 2017 was 57,628,633.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended March 31, 2017.

VIASAT, INC.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future economic conditions and performance; the development, customer acceptance and anticipated performance of technologies, products or services; satellite construction and launch activities, including the launch, in-orbit testing, transfer of control to us and entry into service of our ViaSat-2 satellite; the performance and anticipated benefits of our ViaSat-2 and ViaSat-3 class satellites and any future satellite we may construct or acquire; the expected completion, capacity, service, coverage, service speeds and other features of our satellites, and the timing, cost, economics and other benefits associated therewith; expansion of the strategic partnering arrangement with Eutelsat S.A. (together with its affiliates, Eutelsat); anticipated subscriber growth; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ materially include: our ability to realize the anticipated benefits of the ViaSat-2 and ViaSat-3 class satellites and any future satellite we may construct or acquire; unexpected expenses related to our satellite projects; our ability to realize the anticipated benefits of our strategic partnering arrangement with Eutelsat or any of our acquisitions; our ability to successfully implement our business plan for our broadband services on our anticipated timeline or at all; risks associated with the construction, launch and operation of satellites, including the effect of any anomaly, operational failure or degradation in satellite performance; our ability to successfully develop, introduce and sell new technologies, products and services; audits by the U.S. government; changes in the global business environment and economic conditions; delays in approving U.S. government budgets and cuts in government defense expenditures; our reliance on U.S. government contracts, and on a small number of contracts which account for a significant percentage of our revenues; reduced demand for products and services as a result of continued constraints on capital spending by customers; changes in relationships with, or the financial condition of, key customers or suppliers; our reliance on a limited number of third parties to manufacture and supply our products; increased competition; introduction of new technologies and other factors affecting the communications and defense industries generally; the effect of adverse regulatory changes on our ability to sell products and services; our level of indebtedness and ability to comply with applicable debt covenants; our involvement in litigation, including intellectual property claims and litigation to protect our proprietary technology; our dependence on a limited number of key employees; and other factors identified under the heading “Risk Factors” in Item 1A, elsewhere in this report and our other filings with the Securities and Exchange Commission (the SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

On May 4, 2015, our Board of Directors approved a change in our fiscal year from a 52 or 53 week fiscal year ending on the Friday closest to March 31 to a fiscal year ending on March 31 of each year, effective with the fiscal year commencing April 4, 2015. Beginning April 4, 2015, our fiscal quarters end on June 30, September 30, December 31 and March 31 of each year. Fiscal year 2015 was a 52 week year, whereas fiscal year 2016 was slightly shorter than 52 weeks due to the change in fiscal year beginning April 4, 2015. We do not believe that this difference in length of year had any material impact on our financial results.

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

Satellite Services

Our satellite services segment provides satellite-based high-speed broadband services to consumers, enterprises, commercial airlines and mobile broadband customers. Our Exede® broadband services offer high-speed, high-quality broadband internet access primarily in the United States. We also offer high-speed internet and other in-flight services for a growing number of commercial aircraft both in the United States and abroad. Our satellite services business also provides a platform for the provision of network management services to domestic and international satellite service providers.

Our satellite services business uses our proprietary technology platform to provide broadband services with multiple applications. Our proprietary Ka-band satellites are at the core of our technology platform. Our first-generation high-capacity Ka-band spot-beam satellite, ViaSat-1, was placed into service in January 2012. At the time of launch we believe ViaSat-1 was the highest capacity, most cost-efficient satellite in the world, with a data throughput of approximately 140 Gigabits per second. Our ViaSat-2 satellite (our second-generation high-capacity Ka-band satellite design) is currently located at the Arianespace S.A. (Arianespace) launch facility in French Guiana and is undergoing preparations for launch into orbit. Due to recent civil unrest in French Guiana, the launch date of our ViaSat-2 satellite was further delayed and is currently expected to occur in June 2017 following completion of the launch preparation process. We expect that our ViaSat-2 satellite will significantly expand our data throughput capacity, enabling us to improve the speed, availability and geographic coverage area of our broadband services. In addition, we currently have two ViaSat-3 class satellites under construction. Our

ViaSat-3 class satellites are our third-generation high-capacity Ka-band satellite design and are designed to further expand our data throughput capacity and geographic coverage area and to support the flexible allocation of capacity to dynamically respond to changing capacity demands, thereby improving the speed, availability and cost-efficiency of our proprietary Ka-band satellite network. We anticipate that our two ViaSat-3 class satellites under construction will be launched in approximately three to four years. We also own the WildBlue-1 satellite, which was placed into service in March 2007.

We believe that growth in our satellite services segment will be driven in the coming years by continued rapid growth in demand for high-speed broadband services across the globe, driven both by continued increases in the number of internet users and connected devices and by increasing data usage, including for video streaming and mobile and in-flight connectivity. The primary services offered by our satellite services segment are comprised of:

•

Fixed Broadband Services. We offer satellite-based fixed broadband services under the Exede and WildBlue® brands to consumers and businesses primarily in the United States. Our broadband offerings provide users with high-speed broadband internet access and Voice over Internet Protocol (VoIP) services. We offer a range of service plans, with pricing based on a number of different factors, including available capacity, bandwidth limits, service quality levels, bundled offerings and terms of distribution. We also offer wholesale and retail fixed broadband services to our national and regional distribution partners, including direct-to-home satellite video providers, retail service providers and communications companies. As of March 31, 2017, we provided fixed broadband services to approximately 659,000 consumer and small business subscribers.

•

In-Flight Services. Our award-winning in-flight services (including our flagship ViaSat in-flight internet services) provide industry-leading in-flight internet and aviation software services to commercial airlines. The data throughput capacity of our in-flight internet services enables commercial airlines to offer more passengers on more flights the ability to enjoy high-speed internet services such as streaming video. As of March 31, 2017, 559 commercial aircraft were in service utilizing our in-flight internet services.

•

Mobile Broadband Services. Our mobile broadband services provide global network management and high-speed internet connectivity services for customers using airborne, maritime and ground-mobile satellite systems.

•

Enterprise Broadband Services. We offer a variety of other broadband services to enterprises, including business connectivity, live on-line event streaming, oil and natural gas data gathering services and high-definition satellite news gathering.

On November 14, 2016, we completed the acquisition of Aerodocs Limited (Arconics), a privately held company focused on wireless in-flight entertainment management software services. The Arconics purchase price of $21.6 million was comprised of approximately $16.6 million in cash consideration paid to former Arconics equity holders and $5.0 million related to the fair value of 61,888 shares of our common stock issued at the closing. The approximately $16.6 million in cash consideration paid to former Arconics equity holders less cash acquired of $0.6 million resulted in a net cash outlay by us of approximately $16.0 million. The Arconics purchase price was primarily allocated to acquired technology and customer relationships intangible assets, and goodwill. Through this acquisition we gained broader expertise, aviation-grade software and mobile applications to make flying safer and more efficient for pilots, cabin crews and flight operations teams, as well as applications that are expected to create new opportunities for passenger entertainment and airline services and revenue. The consolidated financial statements include the operating results of Arconics in our satellite services segment from the date of acquisition.

On March 3, 2017, we consummated our strategic partnering arrangement with Eutelsat for the ownership and operation of satellite broadband infrastructure and equipment, and provision of satellite-based broadband internet services in the European region. At the closing of the transaction, Eutelsat contributed and transferred assets relating to its existing wholesale satellite broadband business (including its KA-SAT satellite) to a subsidiary of Eutelsat, Euro Broadband Infrastructure Sàrl (Euro Infrastructure Co.) in exchange for the issuance of new shares in such subsidiary, and immediately following such contribution and issuance, we purchased 49% of the issued shares of Euro Infrastructure Co. from Eutelsat for cash consideration of $139.5 million. Our total net cash outlay for this investment in Euro Infrastructure Co., including approximately $2.4 million of transaction costs, was approximately $141.9 million. Also at the closing, Eutelsat purchased 49% of the issued shares of our subsidiary, Euro Broadband Retail Sàrl (Euro Retail Co.), for an immaterial amount. Under the strategic partnering arrangement, Euro Infrastructure Co. owns and operates the KA-SAT satellite and related assets and offers wholesale satellite capacity services in the European region, and the majority-ViaSat owned subsidiary, Euro Retail Co., purchases wholesale satellite capacity services and offers retail satellite-based broadband internet services in the European region.

Commercial Networks

Our commercial networks segment develops and produces a variety of advanced satellite and wireless products, systems and solutions that enable the provision of high-speed fixed and mobile broadband services. Our products, systems and solutions include an array of satellite-based and wireless broadband platforms, networking equipment, space hardware, radio frequency and advanced microwave solutions, space-to-earth connectivity systems, customer premise equipment (CPE), satellite modems and antenna technologies, as well as satellite payload development and ASIC chip design. Our products, systems and solutions are generally developed through a combination of customer and discretionary internal research and development funding, are utilized to provide services through our satellite services segment and are also sold to commercial networks customers (with sales of complementary products, systems and solutions to government customers included in our government systems segment).

We believe growth in our commercial networks segment will be driven in the coming years by continued growth in worldwide demand for mobile and fixed connectivity, ground networking equipment and products that enable or support access to high-speed broadband services, and by the increasing cost-effectiveness of satellite technologies to rapidly deploy broadband services across wide geographic areas and to large numbers of people within the satellite footprint. Our commercial networks segment also leverages the deployment of our own proprietary high-capacity Ka-band satellites, as well as Ka-band satellites operated or being built for third parties around the world, by providing the ground infrastructure and user terminals that access the satellites. The primary products, systems, solutions and services offered by our commercial networks segment are comprised of:

•

Mobile Broadband Satellite Communication Systems. Our mobile satellite communication systems and related products provide high-speed, cost-efficient broadband access while on the move via small transceivers, and are designed for use in aircraft and seagoing vessels.

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

•

Satellite Networking Development. We offer specialized design and technology services covering all aspects of satellite communication system architecture and technology, including the analysis, design, development and specification of satellite and ground systems, fabless semiconductor design for ASIC and MMIC chips and WAN compression for enterprise networks, as well as a wide range of modules and subsystems for various commercial, military and space uses, and radio frequency and advanced microwave solutions. We also design and develop high-capacity Ka-band satellites as part of our commercial networks segment (both for our own satellite fleet and for third parties) and design, develop and produce the associated satellite payload technologies. Our research and development investments in our ViaSat-3 class satellites currently under construction are expected to continue to negatively impact our financial results in our commercial networks segment in fiscal year 2018, with our investments in related ground infrastructure development continuing in subsequent fiscal years.

Government Systems

Our government systems segment provides global mobile broadband services to military and government users, and develops and produces network-centric Internet Protocol (IP)-based fixed and mobile secure communications products and solutions that are designed to enable the collection and dissemination of secure real-time digital information between individuals on the tactical edge, command centers, strategic communications nodes, ground and maritime platforms and airborne intelligence and defense platforms. Customers of our government systems segment include the U.S. Department of Defense (DoD), allied foreign governments, allied armed forces, public safety first-responders and remote government employees.

We believe growth in our government systems segment in the coming years will be driven by continued growth in demand for secure, higher-capacity, higher-quality broadband services, associated ground systems and advanced cybersecurity protections. This continued demand reflects the U.S. military’s emphasis on “network-centric” highly mobile warfare over geographically dispersed areas (which requires the development and deployment of secure, IP-based communications networks, products and service offerings capable of supporting real-time dissemination of data using multiple transmission media) and increased use of IP-based network-centric and bandwidth-intensive applications at all organizational levels. Satellite-based systems are increasingly seen as the most reliable method of connecting rapidly moving armed forces that may out-run the range of terrestrial line-of-sight radio links. High-speed broadband beyond-line-of-sight connectivity is increasingly required to support real-time command and control decision-making and enhanced situational awareness.

The primary products and services of our government systems segment include:

•

Government Mobile Broadband. Our government mobile broadband products and services provide military and government users with high-speed, real-time broadband and multimedia connectivity in key regions of the world. Our government mobile broadband services include high-bandwidth global communications services in support of very important person and senior level airborne operations and emergency response, as well as line-of-sight and beyond-line-of-sight Intelligence, Surveillance, and Reconnaissance (ISR) missions. Our government mobile broadband products include mobile broadband modems, terminals, network access control systems and antenna systems using a range of satellite frequency bands capable of being installed and operated on a wide variety of fixed wing, rotary wing, manned and unmanned aircraft.

•

Government Satellite Communication Systems. Our government satellite communication systems offer an array of portable, mobile and fixed broadband modems, terminals, network access control systems and antenna systems using a range of satellite frequency bands for Command and Control (C2) missions, satellite networking services and network management systems for Wi-Fi and other internet access networks. Our systems, products and service offerings are designed to support high-throughput broadband data links, to increase available bandwidth using existing satellite capacity, and to withstand certain catastrophic events. Our range of broadband modems, terminals and systems support high-speed broadband and multimedia transmissions over point-to-point, mesh and hub-and-spoke satellite networking systems, and include products designed for manpacks, aircraft, unmanned aerial vehicles (UAVs), seagoing vessels, ground-mobile vehicles and fixed applications.

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

•

Tactical Data Links. We develop and produce advanced tactical radio and information distribution systems that enable secure voice and real-time collection and dissemination of video and data using secure, jam-resistant transmission links from manned and unmanned aircraft, ground mobile vehicles, individual warfighters and other remote platforms to networked communication and command centers. Key products in this category include our Battlefield Awareness and Targeting System — Dismounted (BATS-D) handheld Link 16 radios, our KOR-24A 2-channel Small Tactical Terminal for manned and unmanned applications, “disposable” defense data links, our Multifunctional Information Distribution System (MIDS) terminals for military fighter jets and their successor, MIDS Joint Tactical Radio System (MIDS-JTRS) terminals.

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

•

Innovation of Next-Generation Satellite Technology. We have a long history of innovation in next-generation satellite technologies. Since our inception, we have designed and produced advanced satellite communications systems and equipment. Our award-winning first-generation high-capacity Ka-band spot-beam satellite, ViaSat-1, was placed into service in January 2012. In February 2012, the Society of Satellite Professionals International bestowed an Industry Innovators Award on us in recognition of the development and launch of our ViaSat-1 satellite and, with its data throughput of approximately 140 Gigabits per second, in 2013 ViaSat-1 earned a Guinness World Records® title as the highest-capacity communications satellite in the world. We expect our second-generation ViaSat-2 satellite will be launched into orbit in June 2017 following completion of the launch preparation process, and that this satellite will significantly expand our data throughput capacity, enabling us to improve the speed, availability and geographic coverage area of our broadband services. Our third-generation ViaSat-3 class satellites (two of which are currently under construction) are designed to further expand our data throughput capacity and geographic coverage area and to support the flexible allocation of capacity to dynamically respond to changing capacity demands, thereby improving the speed, availability and cost-efficiency of our proprietary Ka-band satellite network. Our market-leading in-flight internet service has received numerous awards and accolades, including the Crystal Cabin Award for the best Passenger Comfort System in April 2015 and the Excellence in Avionics Award for In-Flight Connectivity Innovation in July 2015. We believe that our innovative satellite technologies and investments in the associated ground infrastructure will enable us to provide greater capacity and faster broadband speeds. We believe our history of developing proprietary and innovative satellite technologies spanning spacecraft, ground infrastructure, user terminals and network design demonstrates that we possess the expertise and credibility required to serve the evolving technology needs of our customers.

•

Diversification of Business Model. Our business is highly diversified, ranging from the provision of fixed broadband services to consumers and enterprises, to the provision of in-flight services to commercial airlines, to the sale of complex satellite communication systems and products to communications service providers and enterprises, to the sale of advanced wireless communications systems, secure networking systems and cybersecurity and information assurance products and other communications services to government users and defense contractors. This diversification in product and service offerings, customer base and market segment helps to reduce our exposure to fluctuations in any of the individual markets we serve. In addition, the flexibility in our business model allows us to allocate our satellite capacity to markets where bandwidth usage demands and returns are highest. During fiscal years 2017, 2016 and 2015, our satellite services segment generated 40%, 39% and 36% of total revenues, our commercial networks segment generated 16%, 18% and 25% of total revenues, and our government systems segment generated 44%, 43% and 39% of total revenues, respectively.

•

Blue-Chip Customer Base and Favorable Consumer Plans. Our customers include the DoD, large defense contractors, allied foreign governments, civil agencies, satellite network integrators, large communications service providers, commercial airlines and enterprises requiring complex communications and networking solutions and services. We believe that the credit strength of our key customers, including the U.S. government, leading aerospace and defense prime contractors and commercial airlines, as well as our favorable consumer broadband plans, help support more consistent financial performance.

•

Experienced Management Team. Our core management team, including our Chief Executive Officer, has been with the company since its inception in 1986. Mr. Dankberg is considered to be a leading expert in the field of satellite and wireless communications. In 2008, Mr. Dankberg received the prestigious AIAA Aerospace International Communication award, which recognized him for “shepherding ViaSat into a leading satellite communications company through outstanding leadership and technical expertise.” In 2013, Mr. Dankberg received the Innovator Award from the Arthur C. Clarke Foundation. In 2015, Mr. Dankberg was inducted into the Society of Satellite Professionals Hall of Fame for his leadership and visionary role in satellite communications. Most recently in 2017, Mr. Dankberg became an elected member of the National Academy of Engineering.

Our Strategy

Our business strategy is to be a leading provider of high-speed and cost-effective broadband and advanced communications products and services, utilizing our leading satellite and Wi-Fi technologies and capabilities. The principal elements of our strategy include:

•

Maintain Focus on Technology Leadership. We will continue to focus on research and development to bring high-capacity, high-speed broadband communications to the global market. Our innovative satellite and product development has been one of our hallmarks, and we intend to focus on maintaining our leadership position in satellite technologies and services, while continuing to expand our efforts in wireless communications, cloud networking and security. Our research and development efforts are supported by an employee base of over 2,200 engineers and a culture that deeply values innovation.

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

•

Drive Cost Efficiencies. We continue to drive cost efficiencies in our businesses through our strategy of vertical integration. We optimize our satellite network systems through our development of an end-to-end platform of next-generation Ka-band satellites, ground networking equipment and user terminals that enable the provision of high-speed broadband services. Our ViaSat-3 class satellites are expected to further drive cost efficiencies through their ability to efficiently and dynamically match supply and demand through the flexible allocation of capacity within the satellite footprint.

•

Focus on International Opportunities. We believe that international markets represent an attractive opportunity for our business. As worldwide demand for broadband connectivity and services continues to grow, we expect that our comprehensive offering of next-generation Ka-band satellites, satellite-enabled community Wi-Fi hotspots, advanced end-to-end communication systems and ground networking equipment and products, and their ability to enable cost-effective, high-speed broadband services, will be increasingly attractive internationally. Our ViaSat-2 satellite is expected to provide seven times the geographic coverage of ViaSat-1, and our first two ViaSat-3 class satellites (currently under construction) are expected to provide broadband services over the Americas and the EMEA region, respectively, thereby making our cost-effective, high-speed broadband service offerings available to new markets.

•

Pursue Growth Through Strategic Alliances, Partnering Arrangements and Relationships. We actively seek strategic relationships and joint ventures with companies whose financial, marketing, operational or technological resources can accelerate the introduction of new technologies and the penetration of new markets. For example, in March 2017 we consummated a strategic partnering arrangement with Eutelsat to expand our provision of broadband services in the European region. In our government systems segment, we regularly enter into teaming arrangements with other government contractors to more effectively capture complex government programs. We have also engaged in strategic relationships with companies that have innovative technologies and products, highly skilled personnel, market presence, or customer relationships and distribution channels that complement our strategy. We may continue to evaluate acquisitions of, or investments in, complementary companies, businesses, products or technologies to supplement our internal growth.

Our Customers

Our customer base is highly diversified. Customers in our satellite services segment include residential customers, commercial airlines, small businesses and other enterprise customers of our broadband services. The customers of our government systems and commercial networks segments include the DoD, U.S. National Security Agency, the U.S. Department of Homeland Security, allied foreign governments, select other U.S. federal, state and local government agencies, commercial and defense contractors, satellite network integrators, large communications service providers and enterprises requiring complex communications and networking solutions. We enter into government contracts either directly with U.S. or foreign governments, or indirectly through domestic or international partners or resellers. In our commercial networks segment, we also act as both a prime contractor and subcontractor for the sale of equipment and services.

Revenues from the U.S. government as an individual customer comprised approximately 29%, 24% and 23% of total revenues for fiscal years 2017, 2016 and 2015, respectively. None of our commercial customers comprised 10% or more of total revenues in fiscal years 2017, 2016 and 2015.

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

Our federal government contracts are performed under cost-reimbursement contracts, time-and-materials contracts and fixed-price contracts. Cost-reimbursement contracts provide for reimbursement of costs and payment of a fee. The fee may be either fixed by the contract or variable, based upon cost control, quality, delivery and the customer’s subjective evaluation of the work. Under time-and-materials contracts, we receive a fixed amount by labor category for services performed and are reimbursed for the cost of materials purchased to perform the contract. Under a fixed-price contract, we agree to perform specific work for a fixed price and, accordingly, realize the benefit or detriment to the extent that the actual cost of performing the work differs from the contract price. In fiscal year 2017, approximately 15% of our total government revenues was generated from cost-reimbursement contracts with the federal government or our prime contractors, approximately 1% from time-and-materials contracts and approximately 84% from fixed-price contracts.

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

We conduct the majority of our research and product development activities in-house and have a research and development and engineering staff, which includes over 2,200 engineers. Our product development activities focus on products that we consider viable revenue opportunities to support all of our business segments. A significant portion of our research and development efforts for our products have generally been conducted in direct response to the specific requirements of a customer’s order and, accordingly, these amounts are included in the cost of sales when incurred and the related funding is included in revenues at that time.

The portion of our contract revenues which includes research and development funded by government and commercial customers was approximately 19%, 20% and 23% of our total revenues during fiscal years 2017, 2016 and 2015, respectively. In addition, we incurred $129.6 million, $77.2 million and $46.7 million during fiscal years 2017, 2016 and 2015, respectively, on independent research and development (IR&D) expenses, which comprise research and development not directly funded by a third party. Funded research and development contains a profit component and is therefore not directly comparable to IR&D. As a U.S. government contractor, we also are able to recover a portion of our IR&D expenses, consisting primarily of salaries and other personnel-related expenses, supplies and prototype materials related to research and development programs.

Intellectual Property

We seek to establish and maintain our proprietary rights in our technology and products through a combination of patents, copyrights, trademarks, trade secrets and contractual rights. We also seek to maintain our trade secrets and confidential information through nondisclosure policies, the use of appropriate confidentiality agreements and other security measures. We have registered a number of patents and trademarks in the United States and in other countries and have a substantial number of patent filings pending determination. There can be no assurance, however, that these rights can be successfully enforced against competitive products in any particular jurisdiction. Although we believe the protection afforded by our patents, copyrights, trademarks, trade secrets and contracts has value, the rapidly changing technology in the networking, satellite and wireless communications industries and uncertainties in the legal process make our future success dependent primarily on the innovative skills, technological expertise and management abilities of our employees rather than on the protections afforded by patent, copyright, trademark and trade secret laws and contractual rights. Accordingly, while these legal protections are important, they must be supported by other factors such as the expanding knowledge, ability and experience of our personnel, and the continued development of new products and product enhancements.

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

Sales and Marketing

We have a sales presence in various domestic and foreign locations, and we sell our products and services both directly and indirectly through channel partners, as described below:

•

Satellite Services Sales Organization. Our satellite services sales organization for our broadband internet services sells directly to residential customers in our retail channel through our Exede website, sales call centers and through over 1,000 active retailer dealers (including DirecTV). Our satellite services sales organization also includes direct sales and business development personnel who work with enterprises, enterprise-focused master agents and commercial airlines to identify business opportunities and develop solutions for customers’ needs.

•

Commercial Networks Sales Organization. Our commercial networks sales organization consists of sales managers and sales engineers, who act as the primary interface to establish account relationships and determine technical requirements for customer networks. In addition to our sales force, we maintain a highly trained service staff to provide technical product and service support to our customers. The sales cycle in the commercial network market is often lengthy and it is not unusual for a sale to take up to 18 months from the initial contact through the execution of the agreement. The sales process often includes several network design iterations, network demonstrations and pilot networks consisting of a few sites.

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

Our marketing team works closely with our sales, research and product development organizations and our customers to increase the awareness of the ViaSat brand through a mix of positive program performance and our customers’ recommendation as well as corporate and marketing communications, public relations, advertising, trade show participation and conference speaking engagements by providing communications that keep the market current on our products and features. Our marketing team also identifies and sizes new target markets for our products and services, creates awareness of our company and our portfolio of offerings, and generates contacts and leads within these targeted markets.

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

In our satellite services segment, we face competition for consumer and enterprise broadband services both from existing competitors and emerging technologies. Our residential and other fixed broadband service offerings compete with broadband service offerings from wireline and wireless telecommunications companies, cable companies, satellite companies and internet service providers. Many of our competitors are larger than us, have substantial capital resources, have greater brand recognition, have access to spectrum or technologies not available to us, or are able to offer bundled service offerings that we are not able to duplicate, all of which may reduce demand for our broadband services. In addition, the broadband services market continues to see industry consolidation and vertical integration, which may enable our competitors to provide competing services to broader customer segments. New entrants, some with significant financial resources, and new emerging technologies (including 5G) may compete with our broadband service offerings. Additionally, wireless telecommunications carriers such as AT&T, Sprint, T-Mobile and Verizon are currently offering unlimited data plans that could attract existing and future Exede residential subscribers. Our in-flight internet service offerings compete against air-to-ground mobile services and other satellite-based services, such as the services offered by Global Eagle, Gogo and Panasonic Avionics Corporation. We believe that our Ka-band satellite-based in-flight internet services offer a competitive combination of high-speed and data throughput capacity, that enable commercial airlines to offer more passengers on more flights the ability to enjoy high-speed broadband services such as streaming video.

In our commercial networks segment, we compete with numerous other providers of satellite and terrestrial communications systems, products and equipment, including: Airbus, ASC Signal, Comtech, General Dynamics, Gilat, EchoStar (Hughes Network Systems), iDirect Technologies, L-3 Communications, Newtec, Panasonic, Space Systems/Loral (SS/L) (MacDonald Dettwiler and Associates), Thales and Zodiac Data Systems. In addition, some of our customers continuously evaluate whether to develop and manufacture their own products and could elect to compete with us at any time.

Within our government systems segment, we generally compete with government communications service providers and manufacturers of defense electronics products, systems or subsystems, such as BAE Systems,

General Dynamics, Harris, Inmarsat, Intelsat, Rockwell Collins and similar companies. We may also compete directly with the largest defense prime contractors, including The Boeing Company (Boeing), Lockheed Martin, Northrop Grumman and Raytheon Systems. In many cases we partner with our competitors, and therefore maintaining an open and cooperative relationship is important.

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

Contract manufacturers produce products for many different customers and are able to pass on the benefits of large-scale manufacturing to their customers. These manufacturers are able to produce high quality products at lower costs by: (1) exercising their high-volume purchasing power, (2) employing advanced and efficient production equipment and capital intensive systems whose costs are leveraged across their broad customer base, and (3) using a cost-effective skilled workforce. Our primary contract manufacturers include Airbus, Benchmark, CyberTAN, Davida Technology Partners, Flextronics, Harris, IEC Electronics Corporation, Microelectronics Technology, Plexus, Regal Technology Partners and Sanmina-SCI.

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

Regulatory Environment

We are required to comply with the laws and regulations of, and often obtain approvals from, national and local authorities in connection with the services that we provide. In particular, we provide a number of services that rely on the use of radio-frequency spectrum, and the provision of such services is highly regulated. National authorities generally require that the satellites they authorize be operated in a manner consistent with the regulations and procedures of the International Telecommunication Union (ITU), a specialized agency of the United Nations, which require the coordination of the operation of satellite systems in certain circumstances, and more generally are intended to avoid the occurrence of harmful interference among different users of the radio spectrum.

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

Radio-frequency and Communications Regulation

International Telecommunication Union (ITU)

The orbital location and frequencies for our satellites are subject to the ITU’s regulations, including its frequency registration and coordination procedures. Those procedures are specified in the ITU Radio Regulations and seek to facilitate shared international use of limited spectrum and orbital resources in a manner that avoids harmful interference. Among other things, the ITU procedures establish procedures for establishing international priority with respect to the use of such resources, deadlines for bringing satellite networks into use in order to maintain such priority, and coordination rights and obligations with respect to other networks, which vary depending on whether such networks have higher or lower ITU priority. On our behalf, various countries have made and may in the future make additional filings for the frequency assignments at particular orbital locations that are used or to be used by our current satellite networks and potential future satellite networks we may build or acquire. In the event that any international coordination process that is triggered by such an ITU filing is not successfully completed, or bringing into use deadlines are not satisfied, we may be compelled to accept more limited or suboptimal orbital and spectrum rights, to operate the applicable satellite(s) on a non-interference basis, or to cease operating such satellite(s) altogether.

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

Earth Stations. The Communications Act requires a license for the operation of transmitting satellite earth station facilities and certain receiving satellite earth station facilities in the United States. We currently hold licenses authorizing us to operate various earth stations within the United States, including but not limited to user terminals, facilities that aggregate traffic and interconnect with the internet backbone and network hubs. These licenses typically are granted for 15 year terms, and typically are renewed in the ordinary course. Material changes in these operations would require prior approval by the FCC. The operation of our earth stations is subject to various license conditions, as well as the technical and operational requirements of the FCC’s rules and regulations.

Space Stations. In the United States, the FCC authorizes the launch and operation of commercial spacecraft, and also authorizes non-U.S. licensed spacecraft to be used to serve the United States. The FCC has authorized the use of the ViaSat-1, ViaSat-2, WildBlue-1 and Anik F2 spacecraft to serve the United States. The FCC also has granted us the right to use certain future spacecraft to serve the United States, as long as we implement those spacecraft by certain deadlines. The use of these spacecraft in our business is subject to various conditions in the underlying authorizations, as well as the technical and operational requirements of the FCC’s rules and regulations.

Universal Service. Certain of our services may constitute the provision of telecommunications to, from or within the United States, and may require us to contribute a percentage of our revenues from such services to universal service support mechanisms that subsidize the provision of services to low-income consumers, high-cost areas, schools, libraries and rural health care providers. This percentage is set each calendar quarter by the FCC, and currently is 17.4%. Current FCC rules permit us to pass this universal service contribution through to our customers. The FCC has established a universal service funding mechanism to support the provision of voice and broadband services in certain high-cost areas of the United States, known as the Connect America Fund (the CAF). Among other things, the CAF mechanism provides, or will likely provide, support to terrestrial service providers under terms and conditions that are not available to satellite-based service providers. The CAF could provide other service providers a competitive advantage in providing broadband services in supported areas, which could have a material adverse effect on our business, financial condition and results of operations.

CALEA. We are obligated to comply with the requirements of the Communications Assistance for Law Enforcement Act (CALEA), which requires telecommunications providers and broadband internet access providers to ensure that law enforcement agencies are able to conduct lawfully-authorized surveillance of users of their services.

Net Neutrality. In February 2015, the FCC adopted new rules intended to preserve the openness of the internet, a concept generally referred to as “net neutrality” or “open internet.” The FCC’s “net neutrality” rules, among other things, prohibit all ISPs from: (i) blocking access to legal content, applications, services, or non-harmful devices (subject to an exception for “reasonable network management”); (ii) impairing or degrading lawful internet traffic on the basis of content, applications, services, or non-harmful devices (subject to the same exception); (iii) favoring some lawful internet traffic over other lawful traffic in exchange for consideration of any kind whatsoever; and (iv) unreasonably interfering with or unreasonably disadvantaging the ability of end users to access content or the ability of content providers to access end users (again subject to the exception for “reasonable network management”). ISPs also are obligated to make certain disclosures to consumers with respect to their network management policies.

In adopting these rules, the FCC relied on Title II of the Communications Act, which authorizes the FCC to regulate telecommunications common carriers. More specifically, the FCC reclassified mass-market retail broadband internet access service as a “telecommunications service” subject to common-carrier regulation under Title II, reversing longstanding precedent classifying broadband as a lightly regulated “information service” not subject to such regulation. The FCC then took the further step of forbearing from applying most Title II requirements to internet service providers (ISPs). As a result, ISPs that provide mass-market, retail service offerings are subject to specific “net neutrality” rules and general common-carrier obligations (e.g., those requiring rates, terms, and conditions of service to be “just and reasonable”) but are not subject to many of the specific common-carrier requirements found in the Communications Act and the FCC’s rules.

In November 2016, the FCC adopted broadband-specific requirements intended to protect customer privacy and reduce the potential for data breaches. The FCC has received several petitions to reconsider that order and also has stayed the effectiveness of that order.

Most recently, the FCC has proposed to end the Title II regulatory approach adopted in 2015 and has indicated that it will commence a proceeding to reevaluate the existing rules governing internet service providers. We cannot predict the outcome of these pending proceedings on ISPs.

Satellite Spectrum. The space stations and ground network we use to provide our broadband services operate using Ka-band spectrum that is designated for use on a primary basis for certain types of the satellite services we provide, as well as additional Ka-band spectrum that is designated primarily for terrestrial wireless and other uses but that we are authorized to use on a secondary or non-interference basis. The FCC recently issued an order that designates a portion of the Ka-band that we use on a secondary basis, as well as other bands above 24 GHz, to be used for “5G” wireless mobile and other terrestrial broadband services. We believe that the new rules adopted in the order provide an approach for our satellite operations to coexist and expand alongside terrestrial wireless mobile networks. The order recognizes the need for additional study of technical sharing issues, and we intend to continue working with the FCC and other stakeholders to address those concerns. Requests for reconsideration of certain aspects of the order are pending before the FCC. The order therefore is subject to change. The FCC separately has proposed new rules that would redefine the terms and conditions under which our spacecraft share spectrum with other spacecraft that operate in different orbits, and the FCC currently is considering applications for authority to operate large numbers of spacecraft in those other orbits. If the deployment of these new terrestrial or satellite networks results in harmful interference into our satellite operations, or if the new rules constrain or prohibit the types of uses we have planned for this spectrum in a manner that we do not anticipate, such a development could have a material adverse effect on our business, financial condition and results of operations.

Foreign Licensing

The spacecraft we use in our business are subject to the regulatory authority of, and conditions imposed by, foreign governments, as well as contractual arrangements with third parties and the rules and procedures of the ITU. Our ViaSat-1 satellite operates under authority granted to ManSat Limited by the governments of the Isle of Man and the United Kingdom (as well as authority from the FCC), and pursuant to contractual arrangements we have with ManSat Limited that extend past the expected useful life of ViaSat-1. ViaSat-2 will operate under the authority of the United Kingdom. We also use Ka-band capacity on the Anik F2 satellite to provide our broadband services under an agreement with Telesat Canada, and we may do so until the end of the useful life of that satellite. Telesat Canada operates that satellite under authority granted to it by the government of Canada. We also currently use the WildBlue-1 satellite, which we own, and which is co-located with Anik F2 under authority granted to Telesat Canada by the government of Canada, and pursuant to an agreement we have with Telesat Canada that expires upon the end of the useful life of Anik F2. Accordingly, we are reliant upon ManSat Limited and Telesat Canada to maintain their respective governmental rights on which our operating rights are based. The use of these spacecraft in our business is subject to various conditions in the underlying authorizations held by us, ManSat Limited and Telesat Canada, as well as the technical and operational requirements of the rules and regulations of those jurisdictions.

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

Employees

As of March 31, 2017, we employed approximately 4,300 individuals worldwide. We consider the relationships with our employees to be positive. Competition for technical personnel in our industry is intense. We believe our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel. To date, we believe we have been successful in recruiting qualified employees, but there is no assurance we will continue to be successful in the future.

Executive Officers

Set forth below is information concerning our executive officers and their ages:

Name	Age	Position
Mark Dankberg	62	Chairman of the Board and Chief Executive Officer
Richard Baldridge	59	Director, President and Chief Operating Officer
Doug Abts	43	Vice President, Strategy Development, Broadband Services
Robert Blair	43	Vice President, General Counsel and Secretary
Girish Chandran	52	Vice President and Chief Technical Officer
Melinda Del Toro	44	Senior Vice President, People and Culture
Bruce Dirks	57	Senior Vice President, Treasury and Corporate Development
Shawn Duffy	47	Senior Vice President and Chief Financial Officer
Kevin Harkenrider	61	President, Commercial Networks
Keven Lippert	45	President, Broadband Services and Chief Legal Officer
Mark Miller	57	Executive Vice President and Chief Technical Officer
Ken Peterman	60	President, Government Systems

Mark Dankberg is a founder of ViaSat and has served as Chairman of the Board and Chief Executive Officer of ViaSat since its inception in May 1986. Mr. Dankberg provides our Board with significant operational, business and technological expertise in the satellite and communications industry, and intimate knowledge of the issues facing our management. Mr. Dankberg also has significant expertise and perspective as a member of the boards of directors of companies in various industries, including communications. Mr. Dankberg serves as a director of TrellisWare Technologies, Inc. (TrellisWare), a 52% majority-owned subsidiary of ViaSat that develops advanced signal processing technologies for communication applications. He also currently serves on the boards of Minnetronix, Inc., a privately-held medical device and design company, and Lytx, Inc., a privately-held company that provides fleet safety management solutions. In addition, Mr. Dankberg was elected to the Rice University Board of Trustees in 2013, and was a member of the board of directors of REMEC, Inc. from 1999 to 2010. Prior to founding ViaSat, he was Assistant Vice President of M/A-COM Linkabit, a manufacturer of satellite telecommunications equipment, from 1979 to 1986, and Communications Engineer for Rockwell International Corporation from 1977 to 1979. Mr. Dankberg holds B.S.E.E. and M.E.E. degrees from Rice University.

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

Doug Abts joined ViaSat in September 2015 as Vice President, Strategy Development, Broadband Services. Mr. Abts has over 20 years of experience in the areas of general management, business development, mergers and acquisitions, and strategic planning. From July 2010 to August 2015, Mr. Abts served as Executive Vice President, Strategy and Corporate Development of Bridgepoint Education. From August 2003 to June 2010, Mr. Abts operated in key management and business development roles at Science Applications International Corporation. Early in his career, he served with distinction as an officer in the United States Navy SEALs. Mr. Abts earned a B.A. degree from Stanford University and an M.B.A. degree from Harvard Business School.

Robert Blair joined ViaSat in May 2008 as Assistant General Counsel. In April 2009, Mr. Blair was appointed Associate General Counsel and in 2014 was appointed Vice President and Deputy General Counsel. In May 2017, Mr. Blair assumed his current position as Vice President, General Counsel and Secretary. In addition, Mr. Blair has served as a director of the San Diego Regional Economic Development Corporation since 2015. Prior to joining ViaSat, Mr. Blair was an associate at the law firm of Latham & Watkins LLP. Mr. Blair holds a J.D. degree from Stanford University and A.B. degrees in Broadcast Journalism and Policy Studies from Syracuse University.

Girish Chandran joined ViaSat in October 2007 as a Principal Engineer. In September 2013, Mr. Chandran was appointed Chief Technology Officer — Commercial Networks. In May 2017, he assumed his current position as Vice President and Chief Technical Officer. Mr. Chandran has extensive experience building multimedia networks. Prior to joining ViaSat, from 2001 to 2007, Mr. Chandran served as Vice President of Engineering at Newtec America Inc., a satellite communications equipment provider. From 1995 to 2001, he held several roles, including Vice President of Systems Engineering, at Tiernan Communications Inc. (acquired by Radyne Comstream Inc.), a provider of video compression and transmission solutions. Mr. Chandran earned a Ph.D. degree in Electrical Engineering from the University of California, San Diego, an M.S. degree in Electrical Communication Engineering from the Indian Institute of Science and a BSc. degree in Physics from the University of Kerala.

Melinda Del Toro joined ViaSat in 2001 as Manager of Learning and Development. In 2003 she began to assume a broader role with the Human Resources organization. In 2008 she was appointed Director of Human Resources and in 2011 was appointed Vice President — Human Resources. In April 2016, she assumed the position of Senior Vice President — Human Resources, which was retitled Senior Vice President — People and Culture in April 2017. Ms. Del Toro started her career teaching at San Diego State University within the School of Communication. Prior to joining ViaSat she held roles in corporate learning and organizational development for Nicholas-Applegate Capital Management, Qualcomm Personal Electronics and Sony Electronics. Ms. Del Toro holds B.A. and M.A. degrees in Communication from San Diego State University.

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

Kevin Harkenrider joined ViaSat in October 2006 as Director — Operations, served as Vice President — Operations from January 2007 until December 2009, served as Vice President of ViaSat and Chief Operating Officer of ViaSat Communications Inc. from December 2009 to April 2011, as Senior Vice President — Infrastructure Operations from April 2011 to May 2012, and as Senior Vice President — Broadband Services from May 2012 to May 2015, and as Senior Vice President — Commercial Networks from May 2015 to May 2017. Mr. Harkenrider assumed his current position as President, Commercial Networks in May 2017. Prior to joining ViaSat, Mr. Harkenrider served as Account Executive at Computer Sciences Corporation from 2002 through October 2006. From 1992 to 2001, Mr. Harkenrider held several positions at BAE Systems, Mission Solutions (formerly GDE Systems, Marconi Integrated Systems and General Dynamics Corporation, Electronics Division), including Vice President and Program Director, Vice President — Operations and Vice President — Material. Prior to 1992, Mr. Harkenrider served in several director and program manager positions at General Dynamics Corporation. Mr. Harkenrider holds a B.S. degree in Civil Engineering from Union College and an M.B.A. degree from the University of Pittsburgh.

Keven Lippert joined ViaSat in May 2000 as Associate General Counsel and Assistant Secretary. In April 2007, he was appointed ViaSat’s Vice President, General Counsel and Secretary, in 2012 he was appointed Senior Vice President — General Counsel and Secretary, and in June 2014 he was appointed Executive Vice President — General Counsel and Secretary. He assumed his current position as President, Broadband Services and Chief Legal Officer in May 2017. Prior to joining ViaSat, Mr. Lippert was a corporate associate at the law firm of Latham & Watkins LLP. Mr. Lippert holds a J.D. degree from the University of Michigan and a B.S. degree in Business Administration from the University of California, Berkeley.

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

Ken Peterman joined ViaSat in April 2013 as Vice President — Government Systems. In June 2014, he was appointed Senior Vice President — Government Systems. Mr. Peterman assumed his current position as President, Government Systems in May 2017. Mr. Peterman has over 30 years of experience in general management, systems engineering, strategic planning, portfolio management, and business leadership in the aerospace and defense industries. From July 2012 to April 2013, Mr. Peterman served as President and Chief Executive Officer of SpyGlass Group, a company he co-founded which provides executive strategic advisory services to the aerospace and defense industries. From 2011 to July 2012, Mr. Peterman served as President of Exelis Communications and Force Protection Systems, and from 2007 to 2011, he served as President of ITT Communications Systems, which are both developers and providers of command, control, communications, computers, intelligence, surveillance and reconnaissance products and systems. Previously, Mr. Peterman was Vice President and General Manager of Rockwell Collins Government System’s Integrated C3 Systems and Rockwell Collins Displays and Awareness Systems. Mr. Peterman earned a B.S.E.E. degree from Tri-State University (now Trine).

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

Our Operating Results Are Difficult to Predict

Our operating results have varied significantly from quarter to quarter in the past and may continue to do so in the future. The factors that cause our quarter-to-quarter operating results to be unpredictable include:

•	the uptake of our in-flight services by commercial airlines and number of aircraft being retrofitted or installed with our in-flight broadband systems;

•	varying subscriber addition and churn rates for our residential broadband business;

•	the mix of wholesale and retail subscriber additions in our residential broadband business;

•	the level of investments in the construction or acquisition of satellites, and the impact of any construction or launch delays, operational or launch failures or other disruptions to our satellites;

•	a complex and lengthy procurement process for most of our commercial networks and government systems customers and potential customers;

•	changes in the levels of research and development spending, including the effects of associated tax credits;

•	cost overruns on fixed-price development contracts;

•	the difficulty in estimating costs over the life of a contract, which may require adjustment in future periods;

•	the timing, quantity and mix of products and services sold;

•	price discounts given to some customers;

•	market acceptance and the timing of availability of our new products and services;

•	the timing of customer payments for significant contracts;

•	one-time charges to operating income arising from items such as acquisition expenses, impairment of assets and write-offs of assets related to customer non-payments or obsolescence;

•	the failure to receive an expected order or a deferral of an order to a later period; and

•	general economic and political conditions.

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

Satellite Failures or Degradations in Satellite Performance Could Affect Our Business, Financial Condition and Results of Operations

We own two satellites: ViaSat-1 (our first-generation high-capacity Ka-band spot-beam satellite, which was placed into service in January 2012) and WildBlue-1 (which was placed into service in March 2007). We expect our second-generation ViaSat-2 satellite will be launched in June 2017 following completion of the launch preparation process. In addition, two ViaSat-3 class satellites (our third-generation high-capacity Ka-band satellite design) are currently under construction. We also have an exclusive prepaid lifetime capital lease of Ka-band capacity over the contiguous United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005). We utilize capacity primarily on our ViaSat-1 and WildBlue-1 satellites to support our broadband services in the United States. We also lease capacity on multiple satellites related to the provision of our international broadband services. We may construct, acquire or use additional satellites in the future.

Satellites utilize highly complex technology and operate in the harsh environment of space and, accordingly, are subject to significant operational risks while in orbit. These risks include malfunctions (commonly referred to as anomalies), including malfunctions in the deployment of subsystems and/or components, interference from electrostatic storms, and collisions with meteoroids, decommissioned spacecraft or other space debris. Our satellites have experienced various anomalies in the past and we will likely experience anomalies in the future. Anomalies can occur as a result of various factors, such as:

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

New or Proposed Satellites Are Subject to Significant Risks Related to Construction and Launch that Could Limit Our Ability to Utilize these Satellites

Our ViaSat-2 satellite is currently scheduled for launch in June 2017 following completion of the launch preparation process and we currently have two ViaSat-3 class satellites under construction. We may construct and launch additional satellites in the future. The design and construction of satellites require significant investments of capital and management time. Satellite construction and launch are also subject to significant risks, including construction delays, cost overruns, regulatory conditions or delays, unavailability of launch opportunities, launch failure, damage or destruction during launch and improper orbital placement. Unlike our ViaSat-1 and ViaSat-2 satellites, which were constructed in their entirety by the satellite manufacturer, we are for the first time constructing the payload for our ViaSat-3 class satellites ourselves at our own facilities, and expect Boeing to integrate the completed payload into the satellite bus at their facilities. Moreover, the technologies in our ViaSat-3 satellite design are very complex, and there can be no assurance that the technologies will work as we expect or that we will realize any or all of the anticipated benefits of our ViaSat-3 satellite design. Difficulties or delays in the construction or integration of the payload for our ViaSat-3 class satellites or the implementation of our ViaSat-3 satellite design could adversely affect our business plan for these satellites and result in significant additional cost. We have in the past experienced delays in satellite construction and launch. For example, the launch of our ViaSat-2 satellite was further delayed due to recent civil unrest in French Guiana (the location of the satellite launch). If satellite construction schedules are not met or other events prevent satellite launch on schedule, a launch opportunity may not be available at the time the satellite is ready to be launched. A significant delay in the construction, delivery or launch of a satellite may have a material adverse effect on our operations or our business plan for the satellite.

Satellites are also subject to certain risks related to failed launches. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take up to 36 months or longer, and to obtain other launch opportunities. Such significant delays could have a material adverse effect on our business, financial condition and results of operations. The overall historical loss rate in the satellite industry for all launches of commercial satellites in fixed orbits in the last five years is estimated by some industry participants to be approximately 5% but could at any time be higher. Launch vehicles may also under perform, in which case the satellite may still be able to be placed into service by using its onboard propulsion systems to reach the desired orbital location, but this would cause a reduction in its useful life. Moreover, even if launch is successful and the satellite reaches the desired orbital location, following launch the satellite will need to undergo in-orbit testing and there can be no assurance that the satellite will successfully pass in-orbit testing prior to transfer of control of the satellite to us. The failure to implement our satellite deployment plan on schedule could have a material adverse effect on our business, financial condition and results of operations.

Potential Satellite Losses May Not Be Fully Covered By Insurance, or at All

We currently hold in-orbit insurance for ViaSat-1, WildBlue-1 and Anik F2, as well as launch and in-orbit insurance for our ViaSat-2 satellite. We intend to seek launch and in-orbit insurance for any satellite we may construct or acquire in the future. However, we may not be able to obtain insurance, or renew existing insurance, for our satellites on reasonable economic terms or at all. If we are able to obtain or renew our insurance, it may contain customary exclusions and exclusions for past satellite anomalies. A failure to obtain or renew our satellite insurance may also result in a default under our debt instruments. In addition, the occurrence of any anomalies on other satellites, including other Ka-band satellites, or any failures of a satellite using similar components or failures of a similar launch vehicle to any launch vehicle we intend to use for any future satellite (including our ViaSat-2 and ViaSat-3 class satellites), may materially adversely affect our ability to insure the satellites at commercially reasonable premiums or terms, if at all.

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

The Markets in Which We Compete Are Highly Competitive and Our Competitors May Have Greater Resources than Us

The markets in which we compete are highly competitive and competition is increasing. In addition, because the markets in which we operate are constantly evolving and characterized by rapid technological change, it is difficult for us to predict whether, when and by whom new competing technologies, products or services may be introduced into our markets. Currently, we face substantial competition in each of our business segments. In our satellite services segment, we face competition for consumer and enterprise broadband services both from existing competitors and emerging technologies. Our residential and other fixed broadband service offerings compete with broadband service offerings from wireline and wireless telecommunications companies, cable companies, satellite companies and internet service providers. Many of our competitors are larger than us, have substantial capital resources, have greater brand recognition, have access to spectrum or technologies not available to us, or are able to offer bundled service offerings that we are not able to duplicate, all of which may reduce demand for our broadband services. In addition, the broadband services market continues to see industry consolidation and vertical integration, which may enable our competitors to provide competing services to broader customer segments. New entrants, some with significant financial resources, and new emerging technologies (including 5G) may compete with our broadband service offerings. Additionally, wireless telecommunications carriers such as AT&T, Sprint, T-Mobile and Verizon are currently offering unlimited data plans that could attract existing and future Exede residential subscribers. Our in-flight internet service offerings compete against air-to-ground mobile services and other satellite-based services, such as the services offered by Global Eagle, Gogo and Panasonic Avionics Corporation. In our commercial networks segment, we compete with numerous other providers of satellite and terrestrial communications systems, products and equipment, including: Airbus, ASC Signal, Comtech, General Dynamics, Gilat, EchoStar (Hughes Network Systems), iDirect Technologies, L-3 Communications, Newtec, Panasonic, SS/L (MacDonald Dettwiler and Associates), Thales and Zodiac Data Systems. In addition, some of our customers continuously evaluate whether to develop and manufacture their own products and could elect to compete with us at any time. Within our government systems segment, we generally compete with government communications services providers and manufacturers of defense electronics products, systems or subsystems, such as BAE Systems, General Dynamics, Harris, Inmarsat, Intelsat, Rockwell Collins and similar companies. We may also compete directly with the largest defense prime contractors, including Boeing, Lockheed Martin, Northrop Grumman and Raytheon Systems. Many of our competitors in our commercial networks and government systems segments have significant competitive advantages, including strong customer relationships, more experience with regulatory compliance, greater financial and management resources and access to technologies not available to us. Many of our competitors are also substantially larger than we are and may have more extensive engineering, manufacturing and marketing capabilities than we do. As a result, these competitors may be able to adapt more quickly to changing technology or market conditions or may be able to devote greater resources to the development, promotion and sale of their products. Our ability to compete in each of our segments may also be adversely affected by limits on our capital resources and our ability to invest in maintaining and expanding our market share.

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

In connection with the development of any new generation satellite design, and the launch of any new satellite and the commencement of the related service, we expect to incur additional operating costs that negatively impact our financial results. For example, we believe the launch and roll-out of our ViaSat-2 satellite and related ground infrastructure will impact our financial results in our satellite services segment in fiscal year 2018 and beyond. In particular, we expect to increase our investment in subscriber acquisition costs after ViaSat-2 is placed into service as we expand our subscriber base for our Exede broadband services. However, there can be no assurance that we will be successful in our expansion plans. We expect the relative impact of the launch and roll-out of the satellite and related ground infrastructure to our financial results to be less than we experienced in relation to the launch and roll-out of our ViaSat-1 satellite and related ground infrastructure. During the period from late fiscal year 2012 until early fiscal year 2015, we incurred higher operating costs in connection with the launch and roll-out of our ViaSat-1 satellite, related ground infrastructure and Exede broadband services, as well as higher interest expense as we capitalized a lower amount of the interest expense on our outstanding debt. These higher operating costs, which negatively impacted income from operations during that period, included costs associated with depreciation, earth station connectivity, subscriber acquisition costs, logistics, customer care and various support systems. Our IR&D investments in our ViaSat-3 class satellites currently under construction are also expected to continue to negatively impact our financial results in our commercial networks segment in fiscal year 2018, with our investments in related ground infrastructure development continuing in subsequent fiscal years. If our business strategy for our satellite services segment does not succeed, we may be unable to recover our significant investments in our high-capacity Ka-band satellites, which could have a material adverse impact on our business, financial condition or results of operations.

We May Be Unable to Obtain Or Maintain Required Authorizations or Contractual Arrangements

Various types of U.S. domestic and international authorizations and contractual arrangements are required in connection with the products and services that we provide. See “Regulatory Environment.” Compliance with certain laws, regulations, conditions and other requirements, including the payment of fees, may be required to maintain the rights provided by such authorizations, including the rights to operate satellite networks at certain orbital slots in certain radio frequencies. Failure to comply with such requirements, or comply in a timely manner, could lead to the loss of such authorizations and could have a material adverse impact on our business, financial condition and results of operations.

We currently hold authorizations to, among other things, operate various satellite earth stations (including but not limited to user terminals, facilities that interconnect with the internet backbone, and network hubs) and operate satellite space stations and/or use those space stations to provide service to certain jurisdictions. While we anticipate that these authorizations will be renewed in the ordinary course to the extent that they otherwise would expire, or replaced by authorizations covering more advanced facilities, we can provide no assurance that this will be the case. Our inability to timely obtain or maintain such authorizations could delay or preclude our operation of such satellites or our provision of products and services that rely upon such satellites. Further, changes to the laws and regulations under which we operate could adversely affect our ability to obtain or maintain authorizations. Any of these circumstances could have a material adverse impact on our business, financial condition and results of operations.

The spacecraft we use in our business are subject to the regulatory authority of, and conditions imposed by, foreign governments, as well as contractual arrangements with third parties and the regulations and procedures of the ITU governing access to orbital and spectrum rights and the international coordination of satellite networks. Our ViaSat-1 satellite operates under authority granted to ManSat Limited by the governments of the Isle of Man and the United Kingdom (as well as authority from the FCC), and pursuant to contractual arrangements we have with ManSat Limited that extend past the expected useful life of ViaSat-1. ViaSat-2 will operate under the authority of the United Kingdom. We also use Ka-band capacity on the Anik F2 satellite to provide our broadband services under an agreement with Telesat Canada, and we may do so until the end of the useful life of that satellite. Telesat Canada operates that satellite under authority granted to it by the government of Canada. We also currently use the WildBlue-1 satellite, which we own, and which is co-located with Anik F2 under authority granted to Telesat Canada by the government of Canada, and pursuant to an agreement we have with Telesat Canada that expires upon the end of the useful life of Anik F2. Accordingly, we are reliant upon ManSat Limited and Telesat Canada to maintain their respective governmental rights on which our operating rights are based. The use of these spacecraft in our business is subject to various conditions in the underlying authorizations held by us, ManSat Limited and Telesat Canada, as well as the requirements of the laws and regulations of those jurisdictions. Any failure to meet these types of requirements in a timely manner, maintain our contractual arrangements, obtain or maintain our authorizations, or manage potential conflicts with the orbital slot rights afforded to third parties, could lead to us losing our rights to operate from these orbital locations or may otherwise require us to modify or limit our operations from these locations, which could materially adversely affect our ability to operate a satellite at full capacity or at all, and could have a material adverse impact on our business, financial condition and results of operations.

Acquisitions, Joint Ventures and Other Strategic Alliances May Have an Adverse Effect on Our Business

In order to position ourselves to take advantage of growth opportunities, from time to time we make strategic acquisitions and enter into joint ventures and other strategic alliances that involve significant risks and uncertainties. For example, in March 2017, we consummated a strategic partnering arrangement with Eutelsat to expand broadband services in Europe and the Mediterranean region. Risks and uncertainties relating to acquisitions, joint ventures and other strategic alliances include:

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

•

the risk that the targeted markets do not evolve as anticipated and the technologies acquired or the joint venture or strategic alliance entered into do not prove to be those needed to be successful in those markets;

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

Changes in the Regulatory Environment Could Have a Material Adverse Impact on Our Competitive Position, Growth and Financial Performance

Our business is highly regulated. We are subject to the regulatory authority of the jurisdictions in which we operate, including the United States and other jurisdictions around the world. Those authorities regulate, among other things, the launch and operation of satellites, the use of radio spectrum, the licensing of earth stations and other radio transmitters, the provision of communications services, and the design, manufacture and marketing of communications systems and networking infrastructure. The space stations and ground network we use to provide our Exede broadband services operate using spectrum that is regulated for use on a primary basis for certain types of the satellite services we provide, as well as additional spectrum that is regulated primarily for terrestrial wireless and other uses but that we are authorized to use on a secondary or non-interference basis.

Laws and regulations affecting our business are subject to change in response to industry developments, new technology, and political considerations, among other things. Legislators and regulatory authorities in various countries are considering, and may in the future adopt, new laws, policies and regulations, as well as changes to existing regulations. We cannot predict when or whether applicable laws or regulations may come into effect or change, or what the cost and time necessary to comply with such new or updated laws or regulations may be.

Changes in laws or regulations, including the way spectrum is regulated and/or is used by others could, directly or indirectly, affect our operations or the operations of our distribution partners, increase the cost of providing our products and services and make our products and services less competitive in our core markets; in certain instances, such changes could have a material adverse effect on our business, financial condition and results of operations.

The Trump Administration has called for substantial changes to regulatory, fiscal and tax policies, which may include comprehensive tax reform. We cannot predict the impact, if any, of these changes to our business or the industries in which we operate. However, it is possible that these changes could adversely affect our business. It is likely that some policies adopted by the new administration will benefit us and others will negatively affect us. Until we know what changes are enacted, we will not know whether in total we benefit from, or are negatively affected by, the changes. At various times, President Trump has expressed antipathy towards existing trade agreements, including the North American Free Trade Agreement (NAFTA), greater restrictions on free trade generally and significant increases on tariffs on goods imported into the United States. Changes in U.S. political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the countries where we do business or source goods and materials for our products, and any negative sentiments towards the United States as a result of such changes, could adversely affect our business.

Among other things, changes to laws and regulations could materially harm our business by (1) affecting our ability to obtain or retain required governmental authorizations, (2) restricting our ability to provide certain products or services, (3) restricting development efforts by us and our customers, (4) making our current products and services less attractive or obsolete, (5) increasing our operational costs, or (6) making it easier or less expensive for our competitors to compete with us. Failure to comply with applicable laws or regulations could result in the imposition of financial penalties against us, the adverse modification or cancellation of required authorizations, or other material adverse actions. Any such matters could materially harm our business and impair the value of our common stock.

Our Reliance on U.S. Government Contracts Exposes Us to Significant Risks

Our government systems segment revenues were approximately 44%, 43% and 39% of our total revenues in fiscal years 2017, 2016 and 2015, respectively, and were derived primarily from U.S. government applications. Therefore, any significant disruption or deterioration of our relationship with the U.S. government would significantly reduce our revenues. U.S. government business exposes us to various risks, including:

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

We must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. government contracts. Government contract laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business, including the establishment of compliance procedures. A violation of specific laws and regulations could result in the imposition of fines and penalties, the termination of our contracts or debarment from bidding on contracts. For example, in March 2016, our 52% majority-owned subsidiary TrellisWare was informed by the Civil Division of the U.S. Attorney’s Office for the Southern District of California that it was investigating TrellisWare’s eligibility for certain prior government contracts and whether TrellisWare’s conduct in connection therewith violated the False Claims Act. In February 2017, based on further developments in that investigation, including TrellisWare’s discussions with the U.S. Attorney’s Office, we accrued a total loss contingency of $11.8 million in selling, general and administrative (SG&A) expenses in our government systems segment, which consisted of $11.4 million in uncharacterized damages and $0.4 million in penalties. The impact of the loss contingency on net income attributable to ViaSat, Inc. stockholders for fiscal year 2017, net of tax, was $4.0 million, with the related amount of $3.7 million recorded to net (loss) income attributable to noncontrolling interests, net of tax. The impact of the loss contingency on basic and diluted net income per share attributable to ViaSat, Inc. common stockholders for fiscal year 2017 was $0.08 per share and $0.07 per share, respectively. At this time, we cannot determine with certainty how or whether the TrellisWare investigation will conclude or whether this will be the final amount of damages and penalties. Refer to Note 13 to the consolidated financial statements for further discussion of the False Claims Act civil investigation. Although the outcome of any investigation is difficult to predict, an unfavorable resolution could negatively affect us.

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

Our incurred cost audits by the DCAA have not been concluded for fiscal year 2016 and subsequent fiscal years. As of March 31, 2017, the DCAA had completed its incurred cost audit for fiscal year 2004 and approved our incurred cost claims for fiscal years 2005 through 2015 without further audit. Although we have recorded contract revenues subsequent to fiscal year 2015 based upon an estimate of costs that we believe will be approved upon final audit or review, we do not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed our estimates, our profitability would be adversely affected. For example, in the fourth quarter of fiscal year 2011, based on communications with the DCMA, changes in the regulatory environment for federal government contractors, the status of current government audits and other events, we recorded an additional $5.0 million in contract-related reserves for our estimate of potential refunds to customers for possible cost adjustments on several multi-year U.S. government cost reimbursable contracts. There can be no assurance that audits or reviews of our incurred costs and cost accounting systems for other fiscal years will not be subject to further audit, review or scrutiny by the DCAA or other government agencies.

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

A Significant Portion of Our Revenues Is Derived from a Few of Our Contracts

A small number of our contracts account for a significant percentage of our revenues. Our five largest contracts generated approximately 20%, 19% and 21% of our total revenues in fiscal years 2017, 2016 and 2015, respectively. Our largest revenue-producing contracts are related to our tactical data links products and fixed satellite networks. The failure of these customers or any of our key distributors to place additional orders or to maintain their contracts with us for any reason, including any downturn in their business or financial condition or our inability to renew our contracts with these customers or obtain new contracts when they expire, could materially harm our business and impair the value of our common stock.

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

Our Development Contracts May Be Difficult for Us to Comply with and May Expose Us to Third-Party Claims for Damages

We are often party to government and commercial contracts involving the development of new products. We derived approximately 19%, 20% and 23% of our total revenues in fiscal years 2017, 2016 and 2015, respectively, from these development contracts. These contracts typically contain strict performance obligations and project milestones. We cannot assure you we will comply with these performance obligations or meet these project milestones in the future. If we are unable to comply with these performance obligations or meet these milestones, our customers may terminate these contracts and, under some circumstances, recover damages or other penalties from us. We are not currently, nor have we always been, in compliance with all outstanding performance obligations and project milestones in our contracts. We cannot assure you that the other parties to any such contract will not terminate the contract or seek damages from us. If other parties elect to terminate their contracts or seek damages from us, it could materially harm our business and impair the value of our common stock.

We May Experience Losses from Our Fixed-Price Contracts

Of our total government systems and commercial networks segments revenues, approximately 87%, 90% and 90% were derived from contracts with fixed prices in fiscal years 2017, 2016 and 2015, respectively. These contracts carry the risk of potential cost overruns because we assume all of the cost burden. We assume greater financial risk on fixed-price contracts than on other types of contracts because if we do not anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract, it may significantly reduce our net profit or cause a loss on the contract. In the past, we have experienced significant cost overruns and losses on fixed-price contracts. For example, in June 2010, we performed extensive integration testing of numerous system components that had been separately developed as part of a government satellite communication program. As a result of this testing and subsequent internal reviews and analyses, we determined that significant additional rework was required in order to complete the program requirements and specifications and to prepare for a scheduled customer test. This additional rework and engineering effort resulted in a substantial increase in estimated labor and material costs to complete the program. Accordingly, during the first quarter of fiscal year 2011, we recorded an additional forward loss of $8.5 million related to this estimate of program costs. Because many of these contracts involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, problems with our suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. Furthermore, if we do not meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. We believe a high percentage of our contracts in our government systems and commercial networks segments will be at fixed prices in the future. Although we attempt to accurately estimate costs for fixed-price contracts, we cannot assure you our estimates will be adequate or that substantial losses on fixed-price contracts will not occur in the future. If we are unable to address any of the risks described above, it could materially harm our business, financial condition and results of operations, and impair the value of our common stock.

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

Our Level of Indebtedness May Adversely Affect Our Ability to Operate Our Business, Remain in Compliance with Debt Covenants, React to Changes in Our Business or the Industry in which We Operate, or Prevent Us from Making Payments on Our Indebtedness

We have a significant amount of indebtedness. As of March 31, 2017, the aggregate principal amount of our total outstanding indebtedness was $849.9 million, which comprised $575.0 million in principal amount of 6.875% Senior Notes due 2020 (2020 Notes), no outstanding borrowings under our revolving credit facility (the Revolving Credit Facility), $274.6 million in principal amount of outstanding borrowings under our direct loan facility with the Export-Import Bank of the United States for ViaSat-2 (the Ex-Im Credit Facility and, together with the Revolving Credit Facility, the Credit Facilities), and $0.3 million of other obligations. In addition, as of March 31, 2017 we had accrued $29.5 million in completion exposure fees expected to be financed under the Ex-Im Credit Facility.

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

We May Incur Additional Indebtedness, which Could Further Increase the Risks Associated with Our Leverage

We may incur significant additional indebtedness in the future, which may include financing relating to future satellites, potential acquisitions, joint ventures and strategic alliances, working capital, capital expenditures or general corporate purposes. For example, we may incur additional indebtedness to fund our investments in our ViaSat-3 class satellites. As of March 31, 2017, we had undrawn availability of $761.4 million under our Revolving Credit Facility and an undrawn commitment for ViaSat-2 related costs and the completion exposure fee of $82.5 million under our Ex-Im Credit Facility (excluding $29.5 million of accrued completion exposure fees), of which $74.4 million was available to finance ViaSat-2 related costs once incurred (prior to giving effect to the $24.3 million reduction in the size of the Ex-Im Credit Facility subsequent to fiscal year end, refer to Note 5 to the consolidated financial statements for further information). In addition, our Credit Facilities and the indenture governing the 2020 Notes permit us, subject to specified limitations, to incur additional indebtedness. In February 2016, we filed a universal shelf registration statement with the SEC for the future sale of an unlimited amount of debt securities, common stock, preferred stock, depositary shares, warrants and rights. The securities may be offered from time to time, separately or together, directly by us, by selling security holders, or through underwriters, dealers and agents at amounts, prices, interest rates and other terms to be determined at the time of the offering. If our level of indebtedness increases significantly, the related risks that we now face would intensify.

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

Because We Conduct Business Internationally, We Face Additional Risks Related to Global Political and Economic Conditions, Changes in Regulation and Currency Fluctuations

Approximately 13%, 15% and 17% of our total revenues in fiscal years 2017, 2016 and 2015, respectively, were derived from international sales. Many of our international sales may be denominated in foreign currencies. Because we do not currently engage in, nor do we anticipate engaging in, material foreign currency hedging transactions related to international sales, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies. This decrease in value could also make our products less price-competitive.

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

Our Ability to Protect Our Proprietary Technology Is Limited

Our success depends significantly on our ability to protect our proprietary rights to the technologies we use in our products and services. We generally rely on a combination of patents, copyrights, trademarks and trade secret laws and contractual rights to protect our proprietary rights in our technology and products. We also enter into confidentiality agreements with our employees, consultants and corporate partners, and control access to and distribution of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. If we are unable to protect our proprietary rights adequately, our competitors could use the intellectual property we have developed to enhance their own products and services, which could materially harm our business and impair the value of our common stock. Monitoring and preventing unauthorized use of our technology is difficult. From time to time, we undertake actions to prevent unauthorized use of our technology, including sending cease and desist letters. In addition, we may be required to commence litigation to protect our intellectual property rights or to determine the validity and scope of the proprietary rights of others. For example, in February 2012 we successfully sued SS/L and its former parent company Loral Space & Communications, Inc. (Loral) for patent infringement and breach of contract relating to the manufacture of ViaSat-1 (see Note 13 to the consolidated financial statements). If we are unsuccessful in any such litigation in the future, our rights to enforce such intellectual property may be impaired or we could lose some or all of our rights to such intellectual property. We do not know whether the steps we have taken will prevent unauthorized use of our technology, including in foreign countries where the laws may not protect our proprietary rights as extensively as in the United States. If we are unable to protect our proprietary rights, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time and effort required to create the innovative products. Also, we have delivered certain technical data and information to the U.S. government under procurement contracts, and the U.S. government may have unlimited rights to use that technical data and information. There can be no assurance that the U.S. government will not authorize others to use that data and information to compete with us.

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

Future Sales of Our Common Stock Could Lower Our Stock Price and Dilute Existing Stockholders

In February 2016, we filed a universal shelf registration statement with the SEC for the future sale of an unlimited amount of common stock, preferred stock, debt securities, depositary shares, warrants and rights. The securities may be offered from time to time, separately or together, directly by us, by selling security holders, or through underwriters, dealers or agents at amounts, prices, interest rates and other terms to be determined at the time of the offering. For example, during the third quarter of fiscal year 2017 we completed the sale of approximately 7.5 million shares of our common stock in an underwritten public offering.

We may also issue additional shares of common stock to finance future acquisitions through the use of equity. For example, during the third quarter of fiscal year 2010 we issued approximately 4.3 million shares of our common stock to former equity and debt holders of WildBlue Holding, Inc. (WildBlue) in connection with our acquisition of WildBlue. Additionally, a substantial number of shares of our common stock are available for future sale pursuant to stock options, warrants or issuance pursuant to our 1996 Equity Participation Plan of ViaSat, Inc. and the ViaSat, Inc. Employee Stock Purchase Plan. We cannot predict the size of future issuances of our common stock or the effect, if any, that future sales and issuances of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares issued upon the exercise of stock options and warrants or in connection with acquisition financing), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock. In addition, these sales may be dilutive to existing stockholders.

We Expect Our Stock Price to Be Volatile, and You May Lose All or Some of Your Investment

The market price of our common stock has been volatile in the past. For example, since April 1, 2015, the market price of our common stock has ranged from $56.02 to $82.19. Trading prices may continue to fluctuate in response to a number of events and factors, including the following:

•	quarterly variations in operating results and announcements of innovations;

•	announcements relating to the acquisition, construction and launch of satellites or the uptake of our in-flight services and broadband systems by commercial airlines;

•	new products, services and strategic developments by us or our competitors;

•	developments in our relationships with our customers, distributors, suppliers and joint venture partners;

•	regulatory developments;

•	changes in our revenues, expense levels or profitability;

•	changes in financial estimates and recommendations by securities analysts;

•	failure to meet the expectations of securities analysts;

•	changes in the satellite and wireless communications and secure networking industries; and

•	changes in the economy.

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

Our Executive Officers and Directors Own a Significant Percentage of Our Common Stock and May Exert Significant Influence over Matters Requiring Stockholder Approval

As of March 31, 2017, our executive officers and directors and their affiliates beneficially owned an aggregate of approximately 8% of our common stock. Accordingly, these stockholders may be able to significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Circumstances may arise in which the interests of these stockholders could conflict with the interests of our other stockholders. These stockholders could delay or prevent a change in control of ViaSat even if such a transaction would be beneficial to our other stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our worldwide headquarters are located at our Carlsbad, California campus, consisting of approximately 695,000 square feet under various leases. In addition to our Carlsbad campus, we have facilities under various leases consisting of approximately: (1) 4,000 square feet in San Diego, California, (2) 125,000 square feet in Englewood, Colorado, (3) 188,000 square feet in Duluth, Georgia, (4) 71,000 square feet in Germantown, Maryland, (5) 151,000 square feet in Tempe, Arizona, (6) 31,000 square feet in Cleveland, Ohio and (7) 20,000 square feet in San Jose, CA. We also maintain offices or a sales presence in Washington, D.C., Boston (Massachusetts), Linthicum Heights and Aberdeen (Maryland), Tampa (Florida), Bryan and College Station (Texas), Southern Pines (North Carolina), Australia, China, India, Israel, Italy, Ireland, Switzerland and the United Kingdom, and operate 23 earth station locations to support our satellite broadband services business across the United States and Canada. Although we believe that our existing facilities are suitable and adequate for our present purposes, we anticipate operating additional regional sales offices in fiscal year 2018 and beyond. Each of our segments uses each of these facilities.

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

	High	Low
Fiscal Year 2016
First Quarter	$64.74	$59.50
Second Quarter	65.22	56.07
Third Quarter	71.41	58.18
Fourth Quarter	76.58	56.02
Fiscal Year 2017
First Quarter	$79.15	$65.80
Second Quarter	76.77	68.84
Third Quarter	82.19	65.89
Fourth Quarter	69.72	62.25

As of May 12, 2017, there were approximately 612 holders of record of our common stock. A substantially greater number of holders of ViaSat common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table provides our selected financial information for each of the fiscal years in the five-year period ended March 31, 2017. The data as of and for each of the fiscal years in the five-year period ended March 31, 2017 have been derived from our audited consolidated financial statements, except as otherwise noted. You should consider the financial statement data provided below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes which are included elsewhere in this Annual Report.

	Fiscal Years Ended
	March 31, 2017	March 31, 2016	April 3, 2015	April 4, 2014	March 29, 2013
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Product revenues	$713,936	$664,821	$728,074	$785,738	$664,417
Service revenues	845,401	752,610	654,461	565,724	455,273

Total revenues	1,559,337	1,417,431	1,382,535	1,351,462	1,119,690
Operating expenses:
Cost of product revenues	524,026	489,246	519,483	571,855	484,973
Cost of service revenues	524,949	495,099	444,431	419,425	363,188
Selling, general and administrative	333,468	298,345	270,841	281,533	240,859
Independent research and development	129,647	77,184	46,670	60,736	35,448
Amortization of acquired intangible assets	10,788	16,438	17,966	14,614	15,584

Income (loss) from operations	36,459	41,119	83,144	3,299	(20,362)
Interest expense, net	(11,075)	(23,522)	(29,426)	(37,903)	(43,820)
Loss on extinguishment of debt	—	—	—	—	(26,501)

Income (loss) before income taxes	25,384	17,597	53,718	(34,604)	(90,683)
Provision for (benefit from) income taxes	3,617	(4,173)	13,827	(25,947)	(50,054)

Net income (loss)	21,767	21,770	39,891	(8,657)	(40,629)
Less: net (loss) income attributable to noncontrolling interests, net of tax	(2,000)	29	(472)	789	543

Net income (loss) attributable to ViaSat, Inc.	$23,767	$21,741	$40,363	$(9,446)	$(41,172)

Basic net income (loss) per share attributable to ViaSat, Inc. common stockholders	$0.45	$0.45	$0.86	$(0.21)	$(0.94)
Diluted net income (loss) per share attributable to ViaSat, Inc. common stockholders	$0.45	$0.44	$0.84	$(0.21)	$(0.94)
Shares used in computing basic net income (loss) per share	52,318	48,464	47,139	45,744	43,931
Shares used in computing diluted net income (loss) per share	53,396	49,445	48,285	45,744	43,931
Consolidated Balance Sheets Data:
Cash and cash equivalents	$130,098	$42,088	$52,263	$58,347	$105,738
Working capital (1) (2)	289,339	241,567	221,685	217,641	271,217
Total assets (1)	2,954,653	2,397,312	2,147,405	1,951,160	1,783,680
Senior notes, net (2)	575,380	575,304	575,144	574,906	574,601
Other long-term debt (2)	273,103	370,224	220,276	105,900	1,456
Other liabilities	42,722	37,371	39,995	48,893	52,640
Total ViaSat, Inc. stockholders’ equity	1,734,618	1,129,103	1,038,582	941,012	903,001

(1)	In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as non-current on the balance sheet. We early adopted this standard retrospectively and reclassified all of our current deferred tax assets to non-current deferred tax assets on our consolidated balance sheets for all periods presented.
(2)	During the first quarter of fiscal year 2017, we adopted ASU 2015-03. The retrospective adoption of this guidance resulted in the reclassification of unamortized debt issuance costs as a direct deduction from the carrying amounts of our 2020 Notes and the Ex-Im Credit Facility, consistent with unamortized discount, for all periods presented.

Our fiscal year 2013 information presented reflects the repurchase and redemption of our former 8.875% Senior Notes due 2016 and the associated $26.5 million loss on extinguishment of debt. Our fiscal year 2015 information presented reflects the amounts realized under our settlement agreement with SS/L and Loral (the Settlement Agreement) of $53.7 million, of which $33.0 million was recognized as product revenues in our satellite services segment, $18.7 million was recognized as a reduction to SG&A expenses in our satellite services segment, and $2.0 million was recognized as interest income in the consolidated financial statements. Our fiscal year 2016 information presented reflects the amounts realized under the Settlement Agreement of $27.5 million, of which $25.3 million was recognized as product revenues in our satellite services segment, and $2.2 million was recognized as interest income in the consolidated financial statements. Our fiscal year 2017 information presented reflects amounts realized under the Settlement Agreement of $27.5 million, of which $26.8 million was recognized as product revenues in our satellite services segment, and $0.7 million was recognized as interest income in the consolidated financial statements. As of March 31, 2017 all payments pursuant to the Settlement Agreement have been recorded and no further impacts to our consolidated financial statements are anticipated related to the Settlement Agreement. Refer to Note 13 to the consolidated financial statements for discussion of the amounts realized under the Settlement Agreement. Our fiscal year 2017 information presented also reflects the amounts accrued for uncharacterized damages and penalties of $11.4 million and $0.4 million, respectively, in connection with the False Claims Act civil investigation related to our 52% majority-owned subsidiary TrellisWare, recognized in SG&A expenses in our government systems segment. The impact of the loss contingency on net income attributable to ViaSat, Inc. stockholders for fiscal year 2017, net of tax, was $4.0 million, with the related amount of $3.7 million recorded to net (loss) income attributable to noncontrolling interests, net of tax. The impact of the loss contingency on basic and diluted net income per share attributable to ViaSat, Inc. common stockholders for fiscal year 2017 was $0.08 per share and $0.07 per share, respectively. At this time, we cannot determine with certainty how or whether the TrellisWare investigation will conclude or whether this will be the final amount of damages and penalties. Refer to Note 13 to the consolidated financial statements for further discussion of the False Claims Act civil investigation.

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

Satellite Services

Our satellite services segment provides satellite-based high-speed broadband services to consumers, enterprises, commercial airlines and mobile broadband customers. Our Exede broadband services offer high-speed, high-quality broadband internet access primarily in the United States. We also offer high-speed internet and other in-flight services for a growing number of commercial aircraft both in the United States and abroad. Our satellite services business also provides a platform for the provision of network management services to domestic and international satellite service providers. Our satellite services business uses our proprietary technology platform to provide broadband services with multiple applications. Our proprietary Ka-band satellites are at the core of our technology platform. The ViaSat-1 satellite (our first-generation high-capacity Ka-band spot-beam satellite) was placed into service in January 2012. Our second-generation ViaSat-2 satellite is currently located at the Arianespace launch facility in French Guiana and is undergoing preparations for launch into orbit. Due to recent civil unrest in French Guiana, the scheduled launch date of our ViaSat-2 satellite was further delayed and is currently expected to occur in June 2017 following completion of the launch preparation process. We currently have two third-generation ViaSat-3 class satellites under construction. We also own the WildBlue-1 satellite, which was placed into service in March 2007.

The primary services offered by our satellite services segment are comprised of:

•

Fixed broadband services under the Exede and WildBlue brands offered to consumers and businesses primarily in the United States, which provide users with high-speed broadband internet access and VoIP services. As of March 31, 2017, we provided broadband internet services to approximately 659,000 consumer and small business subscribers.

•

In-flight services, including our flagship ViaSat in-flight internet services and aviation software services. As of March 31, 2017, 559 commercial aircraft were in service utilizing our ViaSat in-flight internet services.

•	Mobile broadband services, which provide global network management and high-speed internet connectivity services for customers using airborne, maritime and ground-mobile satellite systems.

•	Enterprise broadband services, which include business connectivity, live on-line event streaming, oil and natural gas data gathering services and high-definition satellite news gathering.

On March 3, 2017, we consummated our strategic partnering arrangement with Eutelsat for the ownership and operation of satellite broadband infrastructure, equipment, and provision of satellite-based broadband internet services in the European region. At the closing of the transaction, Eutelsat contributed and transferred assets relating to its existing wholesale satellite broadband business (including its KA-SAT satellite) to Euro Infrastructure Co. in exchange for the issuance of new shares in such subsidiary, and immediately following such contribution and issuance, we purchased 49% of the issued shares of Euro Infrastructure Co. from Eutelsat for cash consideration of $139.5 million. Our total net cash outlay for this investment in Euro Infrastructure Co., including approximately $2.4 million of transaction costs, was approximately $141.9 million. Also at the closing, Eutelsat purchased 49% of the issued shares of Euro Retail Co. for an immaterial amount. Under the strategic partnering arrangement, Euro Infrastructure Co. owns and operates the KA-SAT satellite and related assets and offers wholesale satellite capacity services in the European region, and Euro Retail Co. purchases wholesale satellite capacity services and offers retail satellite-based broadband internet services in the European region.

In September 2014, we entered into the Settlement Agreement with SS/L and Loral, pursuant to which SS/L and Loral were required to pay us a total of $108.7 million, inclusive of interest, over a two and a half year period from the date of settlement. In exchange, we dismissed both lawsuits against SS/L and Loral. The parties further agreed not to sue each other with respect to the patents and intellectual property that were the subject of the lawsuits and, for a period of two years, not to sue each other or each other’s customers for any intellectual property claims. We record payments under the Settlement Agreement as product revenues and as a reduction of SG&A expenses in our satellite services segment, and as interest income. For further information, see Note 13 to the consolidated financial statements.

Commercial Networks

Our commercial networks segment develops and produces a variety of advanced satellite and wireless products, systems and solutions that enable the provision of high-speed fixed and mobile broadband services. Our products, systems and solutions include an array of satellite-based and wireless broadband platforms, networking equipment, space hardware, radio frequency and advanced microwave solutions, space-to-earth connectivity systems, CPE, satellite modems and antenna technologies, as well as satellite payload development and ASIC chip design. Our products, systems and solutions are generally developed through a combination of customer and discretionary internal research and development funding, are utilized to provide services through our satellite services segment and are also sold to commercial networks customers (with sales of complementary products, systems and solutions to government customers included in our government systems segment). The primary products, systems, solutions and services offered by our commercial networks segment are comprised of:

•	Mobile broadband satellite communication systems, designed for use in aircraft and seagoing vessels.

•	Fixed satellite networks, including next-generation satellite network infrastructure and ground terminals to access Ka-band broadband services on high-capacity satellites.

•	Antenna systems specializing in earth imaging, remote sensing, mobile satellite communication, Ka-band earth stations and other multi-band antennas.

•

Satellite networking development, including specialized design and technology services covering all aspects of satellite communication system architecture and technology, including satellite and ground systems, fabless semiconductor design for ASIC and MMIC chips and WAN compression for enterprise networks, as well as modules and subsystems for various commercial, military and space uses and radio frequency and advanced microwave solutions. We also design and develop high-capacity Ka-band satellites as part of our commercial networks segment (both for our own satellite fleet and for third parties) and design, develop and produce the associated satellite payload technologies.

Government Systems

Our government systems segment provides global mobile broadband services to military and government users, and develops and produces network-centric IP-based fixed and mobile secure communications products and solutions that are designed to enable the collection and dissemination of secure real-time digital information between individuals on the tactical edge, command centers, strategic communications nodes, ground and maritime platforms and airborne intelligence and defense platforms. Customers of our government systems segment include the U.S. Department of Defense (DoD), allied foreign governments, allied armed forces, public safety first-responders and remote government employees.

The primary products and services of our government systems segment include:

•

Government mobile broadband products and services, which provide military and government users with high-speed, real-time, broadband and multimedia connectivity in key regions of the world, as well as line-of-sight and beyond-line-of-sight ISR missions.

•

Government satellite communication systems, which comprise an array of portable, mobile and fixed broadband modems, terminals, network access control systems and antenna systems using a range of satellite frequency bands for C2 missions, satellite networking services and network management systems for Wi-Fi and other internet access networks, and include products designed for manpacks, aircraft, UAVs, seagoing vessels, ground-mobile vehicles and fixed applications.

•

Cybersecurity and information assurance products, which provide advanced, high-speed IP-based “Type 1” and HAIPE-compliant encryption solutions that enable military and government users to communicate information securely over networks, and that secure data stored on computers and storage devices.

•

Tactical data links, including our BATS-D handheld Link 16 radios, our KOR-24A 2-channel Small Tactical Terminal for manned and unmanned applications, “disposable” defense data links, our MIDS terminals for military fighter jets and their successor, MIDS-JTRS terminals.

Sources of Revenues

Our satellite services segment revenues are primarily derived from our fixed broadband services business, our in-flight services business and our worldwide managed network services.

Revenues in our commercial networks and government systems segments are primarily derived from three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Fixed-price contracts (which require us to provide products and services under a contract at a specified price) comprised approximately 87%, 90% and 90% of our total revenues for these segments for fiscal years 2017, 2016 and 2015, respectively. The remainder of our revenue in these segments for such periods was derived primarily from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

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

Historically, a significant portion of our revenues in our commercial networks and government systems segments has been derived from customer contracts that include the research and development of products. The research and development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded research and development from our customer contracts were approximately 19%, 20% and 23% of our total revenues during fiscal years 2017, 2016 and 2015, respectively.

We also incur IR&D expenses, which are not directly funded by a third party. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development projects. IR&D expenses were approximately 8%, 5% and 3% of total revenues in fiscal years 2017, 2016 and 2015, respectively. As a government contractor, we are able to recover a portion of our IR&D expenses pursuant to our government contracts.

Approximately 13%, 15% and 17% of our total revenues in fiscal years 2017, 2016 and 2015, respectively, were derived from international sales. Doing business internationally creates additional risks related to global political and economic conditions and other factors identified under the heading “Risk Factors” in Item 1A and elsewhere in this report.

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

The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. For contract claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. During fiscal years 2017, 2016 and 2015, we recorded losses of approximately $6.0 million, $5.1 million and $0.6 million, respectively, related to loss contracts.

Assuming the initial estimates of sales and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates due to revisions in sales and future cost estimates or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for on a cumulative basis in the period estimates are revised. We believe we have established appropriate systems and processes to enable us to reasonably estimate future costs on our programs through regular evaluations of contract costs, scheduling and technical matters by business unit personnel and management. Historically, in the aggregate, we have not experienced significant deviations in actual costs from estimated program costs, and when deviations that result in significant adjustments arise, we disclose the related impact in Management’s Discussion and Analysis of Financial Condition and Results of Operations. However, these estimates require significant management judgment and a significant change in future cost estimates on one or more programs could have a material effect on our results of operations. A one percent variance in our future cost estimates on open fixed-price contracts as of March 31, 2017 would change our income before income taxes by approximately $0.4 million.

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

Collections in excess of revenues and deferred revenues represent cash collected from customers in advance of revenue recognition and are recorded in accrued liabilities for obligations within the next 12 months. Amounts for obligations extending beyond the 12 months are recorded within other liabilities in the consolidated financial statements.

Warranty reserves

We provide limited warranties on our products for periods of up to five years. We record a liability for our warranty obligations when we ship the products or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within 12 months are classified as accrued liabilities and amounts expected to be incurred beyond 12 months are classified as other liabilities in the consolidated financial statements. For mature products, we estimate the warranty costs based on historical experience with the particular product. For newer products that do not have a history of warranty costs, we base our estimates on our experience with the technology involved and the types of failures that may occur. It is possible that our underlying assumptions will not reflect the actual experience, and in that case, we will make future adjustments to the recorded warranty obligation.

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

We own two satellites: ViaSat-1 (our first-generation high-capacity Ka-band spot-beam satellite, which was placed into service in January 2012) and WildBlue-1 (which was placed into service in March 2007). Our second-generation ViaSat-2 satellite is expected to be launched in June 2017, after further delay in scheduled launch date due to recent civil unrest in French Guiana (the location of the satellite launch). We currently have two third-generation ViaSat-3 class satellites under construction. In addition, we have an exclusive prepaid lifetime capital lease of Ka-band capacity over the contiguous United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and own related earth stations and networking equipment for all of our satellites. Property and equipment also includes the CPE units leased to subscribers under a retail leasing program as part of our satellite services segment.

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We periodically review the remaining estimated useful life of the satellite to determine if revisions to the estimated life are necessary. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by us for fiscal years 2017, 2016 and 2015.

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

In accordance with ASC 350, we assess qualitative factors to determine whether goodwill is impaired. Furthermore, in addition to qualitative analysis, we believe it is appropriate to conduct a quantitative analysis periodically as a prudent review of our reporting unit goodwill fair values. Our quantitative analysis estimates the fair values of the reporting units using discounted cash flows and other indicators of fair value. The forecast of future cash flow is based on our best estimate of each reporting unit’s future revenue and operating costs, based primarily on existing firm orders, expected future orders, contracts with suppliers, labor resources, general market conditions, and other relevant factors. Based on a quantitative analysis for fiscal year 2017, we concluded that estimated fair values of our reporting units significantly exceed their respective carrying values.

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

Based on our qualitative and quantitative assessment performed during the fourth quarter of fiscal year 2017, we concluded that it was more likely than not that the estimated fair value of our reporting units exceeded their carrying value as of March 31, 2017 and, therefore, determined it was not necessary to perform the two-step goodwill impairment test.

Income taxes and valuation allowance on deferred tax assets

Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis to determine if the weight of available evidence suggests that an additional valuation allowance is needed. In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the event that our estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established which would cause a decrease to income in the period such determination is made. Our valuation allowance against deferred tax assets increased from $17.1 million at March 31, 2016 to $17.7 million at March 31, 2017. The valuation allowance primarily relates to state net operating loss carryforwards and research and development tax credit carryforwards available to reduce state income taxes.

Our analysis of the need for a valuation allowance on deferred tax assets considered historical as well as forecasted future operating results. In addition, our evaluation considered other factors, including our contractual backlog, our history of positive earnings, current earnings trends assuming our satellite services segment continues to grow, taxable income adjusted for certain items, and forecasted income by jurisdiction. We also considered the period over which these net deferred tax assets can be realized and our history of not having federal tax loss carryforwards expire unused.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data for the periods indicated.

	Fiscal Years Ended
	March 31, 2017	March 31, 2016	April 3, 2015
Revenues:	100.0%	100.0%	100.0%
Product revenues	45.8	46.9	52.7
Service revenues	54.2	53.1	47.3
Operating expenses:
Cost of product revenues	33.6	34.5	37.6
Cost of service revenues	33.7	34.9	32.1
Selling, general and administrative	21.4	21.0	19.6
Independent research and development	8.3	5.4	3.4
Amortization of acquired intangible assets	0.7	1.2	1.3

Income from operations	2.3	2.9	6.0
Interest expense, net	(0.7)	(1.7)	(2.1)

Income before income taxes	1.6	1.2	3.9
Provision for (benefit from) income taxes	0.2	(0.3)	1.0

Net income	1.4	1.5	2.9
Net income attributable to ViaSat, Inc.	1.5	1.5	2.9

Fiscal Year 2017 Compared to Fiscal Year 2016

Revenues

(In millions, except percentages)	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
	March 31, 2017	March 31, 2016
Product revenues	$713.9	$664.8	$49.1	7.4%
Service revenues	845.4	752.6	92.8	12.3%

Total revenues	$1,559.3	$1,417.4	$141.9	10.0%

Our total revenues grew by $141.9 million as a result of a $92.8 million increase in service revenues and a $49.1 million increase in product revenues. The service revenue increase was comprised of an increase of $68.3 million in our satellite services segment, $13.4 million in our government systems segment and $11.1 million in our commercial networks segment. The product revenue increase was primarily driven by an increase of $64.2 million in our government systems segment, partially offset by a $17.2 million decrease in our commercial networks segment.

Cost of revenues

(In millions, except percentages)	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
	March 31, 2017	March 31, 2016
Cost of product revenues	$524.0	$489.2	$34.8	7.1%
Cost of service revenues	524.9	495.1	29.9	6.0%

Total cost of revenues	$1,049.0	$984.3	$64.6	6.6%

Cost of revenues increased by $64.6 million due to a $34.8 million increase in cost of product revenues and $29.9 million increase in cost of service revenues. The cost of product revenue increase was primarily due to increased revenues, causing a $36.1 million increase in cost of product revenues on a constant margin basis. This cost of product revenue increase mainly related to our cybersecurity and information assurance products and tactical data links products in our government systems segment. The cost of service revenue increase was primarily due to increased service revenues, which generated a $61.0 million increase in cost of service revenues on a constant margin basis. This increase mainly related to our Exede broadband services and in-flight services in our satellite services segment, as well as our network management services for Wi-Fi and other internet access networks in our government systems segment, and was partially offset by improved margins from our Exede broadband services resulting from a higher mix of subscribers choosing premium service plans and value-added service bundles compared to the prior year period in our satellite services segment and improved margins in our government mobile broadband services in our government systems segment.

Selling, general and administrative expenses

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	March 31, 2017	March 31, 2016
Selling, general and administrative	$333.5	$298.3	$35.1	11.8%

The $35.1 million increase in SG&A expenses was primarily attributable to higher support costs of $41.4 million spread across all three segments. The increase in SG&A expenses included the amounts accrued in fiscal year 2017 in our government systems segment for uncharacterized damages and penalties of $11.4 million and $0.4 million, respectively, in connection with the False Claims Act civil investigation related to our 52% majority-owned subsidiary TrellisWare. The impact of the loss contingency on net income attributable to ViaSat, Inc. stockholders for fiscal year 2017, net of tax, was $4.0 million, with the related amount of $3.7 million recorded to net (loss) income attributable to noncontrolling interests, net of tax, while the impact on basic and diluted net income per share attributable to ViaSat, Inc. common stockholders for fiscal year 2017 was $0.08 per share and $0.07 per share, respectively. Refer to Note 13 to the consolidated financial statements for further discussion of the False Claims Act civil investigation. The increase in SG&A expenses was partially offset by lower new business proposal costs mainly in our government systems segment as well as lower selling costs in our satellite services segment. In addition to the amounts accrued for the TrellisWare False Claims Act civil investigation, SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	March 31, 2017	March 31, 2016
Independent research and development	$129.6	$77.2	$52.5	68.0%

The $52.5 million increase in IR&D expenses was primarily the result of increased IR&D efforts in our commercial networks segment of $51.1 million, primarily related to research increases in next-generation satellite payload technologies for our ViaSat-3 class satellites, mobile broadband satellite communication systems and next-generation consumer broadband integrated networking technologies.

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to ten years. The $5.7 million decrease in amortization of acquired intangible assets in fiscal year 2017 compared to fiscal year 2016 was primarily the result of certain acquired customer relationship intangibles in our satellite services segment becoming fully amortized over the preceding fiscal year. Expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
Expected for fiscal year 2018	$11,733
Expected for fiscal year 2019	9,076
Expected for fiscal year 2020	7,312
Expected for fiscal year 2021	4,993
Expected for fiscal year 2022	3,171
Thereafter	5,392

$41,677

Interest income

The $1.2 million decrease in interest income in fiscal year 2017 compared to fiscal year 2016 was due to a decrease of $1.5 million in the amount of payments under the Settlement Agreement recognized as interest income during fiscal year 2017 compared to fiscal year 2016. As of March 31, 2017 all payments pursuant to the Settlement Agreement have been recorded and no further impacts to our consolidated financial statements are anticipated related to the Settlement Agreement.

Interest expense

The $13.7 million decrease in interest expense year-over-year was primarily due to an increase of $19.6 million in the amount of interest capitalized during fiscal year 2017 compared to fiscal year 2016. This decrease was partially offset by increased interest expense due to the overall higher amount of outstanding borrowings during fiscal year 2017 compared to fiscal year 2016. Capitalized interest expense during fiscal years 2017 and 2016 related to the construction of our ViaSat-2 and related gateway and networking equipment, construction of our ViaSat-3 class satellites, and other assets.

Provision for (benefit from) income taxes

Income tax expense in fiscal year 2017 reflected the tax expense from our income before income taxes and the benefit from federal and state research tax credits. The effective income tax benefit in fiscal year 2016 reflected the tax expense from our income before income taxes and the benefit from federal and state research tax credits. The Protecting Americans from Tax Hikes (PATH) Act of 2015 enacted on December 18, 2015 extended the federal research and development credit permanently, retroactive to January 2015. As a result, fiscal year 2016 included 15 months of federal research tax credit (comprising three months from fiscal year 2015 and 12 months from fiscal year 2016), whereas fiscal year 2017 only included 12 months of federal research tax credit. Fiscal year 2016 also included an expense related to the increase in valuation allowance related primarily to state net operating loss carryforwards and research and development credit carryforwards available to reduce state income taxes.

Segment Results for Fiscal Year 2017 Compared to Fiscal Year 2016

Satellite services segment

Revenues

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	March 31, 2017	March 31, 2016
Segment product revenues	$27.7	$25.6	$2.1	8.2%
Segment service revenues	601.9	533.6	68.3	12.8%

Total segment revenues	$629.6	$559.2	$70.4	12.6%

Our satellite services segment revenues grew by $70.4 million as a result of a $68.3 million increase in service revenues and a $2.1 million increase in product revenues. The increase in service revenues was primarily driven by higher average revenue per Exede broadband subscriber, as well as the expansion of our in-flight services compared to the prior year period. As of March 31, 2017, 559 commercial aircraft were in service utilizing our in-flight internet services, compared to 476 commercial aircraft in service as of March 31, 2016. Total subscribers of our fixed broadband services decreased year over year, with approximately 659,000 subscribers at March 31, 2017 compared to 697,000 subscribers at March 31, 2016.

Segment operating profit

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	March 31, 2017	March 31, 2016
Segment operating profit	$131.1	$81.8	$49.3	60.2%
Percentage of segment revenues	20.8%	14.6%

The $49.3 million increase in operating profit for our satellite services segment was driven primarily by higher earnings contributions of $52.6 million primarily due to the increase in service revenues. The higher average revenue per Exede broadband subscriber in the current year period was primarily driven by a higher mix of subscribers choosing premium service plans and value-added service bundles compared to the prior year period, and resulted in increased service revenues and improved margins. We also experienced positive contributions from our mobile broadband services and in-flight services in fiscal year 2017.

Commercial networks segment

Revenues

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	March 31, 2017	March 31, 2016
Segment product revenues	$211.5	$228.7	$(17.2)	(7.5)%
Segment service revenues	33.1	22.0	11.1	50.4%

Total segment revenues	$244.6	$250.7	$(6.1)	(2.4)%

Our commercial networks segment revenues decreased by $6.1 million, due to a $17.2 million decrease in product revenues partially offset by a $11.1 million increase in service revenues. The product revenue decrease was comprised mainly of a decrease of $21.1 million in mobile broadband satellite communication systems and a decrease of $7.4 million in fixed satellite networks (reflecting the nearing of completion of the Australian Ka-band infrastructure project and a decrease from our next-generation Ka-band system contract in Canada), partially offset by an increase of $6.0 million related to satellite networking development programs and an increase of $5.3 million in antenna systems products. The service revenue increase was primarily due to a $10.5 million increase related to fixed satellite networks support agreements.

Segment operating loss

	Fiscal Years Ended		Dollar (Increase) Decrease	Percentage (Increase) Decrease
(In millions, except percentages)	March 31, 2017	March 31, 2016
Segment operating loss	$(180.5)	$(111.3)	$(69.2)	(62.1)%
Percentage of segment revenues	(73.8)%	(44.4)%

The $69.2 million increase in operating loss for our commercial networks segment was driven primarily by a $51.1 million increase in IR&D expenses (primarily due to an increase in IR&D efforts relating to next-generation satellite payload technologies for our ViaSat-3 class satellites, mobile broadband satellite communication systems and next-generation consumer broadband integrated networking technologies) and lower earnings contributions of $10.6 million primarily due to lower revenues and lower margins in our mobile broadband satellite communication systems. Additionally, support costs increased $8.5 million compared to the prior year period.

Government systems segment

Revenues

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	March 31, 2017	March 31, 2016
Segment product revenues	$474.8	$410.5	$64.2	15.6%
Segment service revenues	210.3	196.9	13.4	6.8%

Total segment revenues	$685.1	$607.5	$77.6	12.8%

Our government systems segment revenues increased by $77.6 million, due to a $64.2 million increase in product revenues and a $13.4 million increase in service revenues. The product revenue increase was primarily due to a $25.9 million increase in cybersecurity and information assurance products, a $19.1 million increase in tactical data link products, an $11.4 million increase in tactical satcom radio products and a $7.8 million increase in government satellite communications systems. Of the service revenues increase, $11.1 million related to our network management services for Wi-Fi and other internet access networks.

Segment operating profit

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	March 31, 2017	March 31, 2016
Segment operating profit	$96.7	$87.1	$9.6	11.0%
Percentage of segment revenues	14.1%	14.3%

The $9.6 million increase in our government systems segment operating profit reflected higher earnings contributions of $35.3 million primarily due to higher revenues and improved margins in our cybersecurity and information assurance products, tactical data link products and tactical satcom radio products. This operating profit increase was partially offset by higher overall SG&A expenses of $24.4 million. The increase in our government systems segment SG&A expenses included the amounts accrued in fiscal year 2017 for uncharacterized damages and penalties of $11.4 million and $0.4 million, respectively, in connection with the False Claims Act civil investigation related to our 52% majority-owned subsidiary TrellisWare. The impact of the loss contingency on net income attributable to ViaSat, Inc. stockholders for fiscal year 2017, net of tax, was $4.0 million, with the related amount of $3.7 million recorded to net (loss) income attributable to noncontrolling interests, net of tax, while the impact on basic and diluted net income per share attributable to ViaSat, Inc. common stockholders for fiscal year 2017 was $0.08 per share and $0.07 per share, respectively. Refer to Note 13 to the consolidated financial statements for further discussion of the False Claims Act civil investigation.

Fiscal Year 2016 Compared to Fiscal Year 2015

Revenues

(In millions, except percentages)	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
	March 31, 2016	April 3, 2015
Product revenues	$664.8	$728.1	$(63.3)	(8.7)%
Service revenues	752.6	654.5	98.1	15.0%

Total revenues	$1,417.4	$1,382.5	$34.9	2.5%

Our total revenues grew by $34.9 million as a result of a $98.1 million increase in service revenues, partially offset by a $63.3 million decrease in product revenues. The service revenue increase was comprised of an increase of $67.3 million in our satellite services segment, $24.8 million in our government systems segment and $6.0 million in our commercial networks segment. The product revenue decrease was comprised of a decrease of $102.4 million in our commercial networks segment and $8.0 million in our satellite services segment (mainly related to the Settlement Agreement, which we entered into during the second quarter of fiscal year 2015 — see Note 13 to the consolidated financial statements), partially offset by an increase of $47.1 million in our government systems segment.

Cost of revenues

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	March 31, 2016	April 3, 2015
Cost of product revenues	$489.2	$519.5	$(30.2)	(5.8)%
Cost of service revenues	495.1	444.4	50.7	11.4%

Total cost of revenues	$984.3	$963.9	$20.4	2.1%

Cost of revenues increased by $20.4 million due to a $50.7 million increase in cost of service revenues, offset by a decrease in cost of product revenues of $30.2 million. The cost of service revenues increase was primarily due to increased service revenues, which generated a $66.7 million increase in cost of service revenues on a constant margin basis. This increase mainly related to our Exede broadband services and in-flight internet services in our satellite services segment and the addition of our network management services for Wi-Fi and other internet access networks resulting from our acquisition in June 2014 of NetNearU Corp. (NetNearU) in our government systems segment. This increase was partially offset by improved margins from our Exede broadband services resulting from the higher number of Exede subscribers compared to the prior year period and resultant scale in revenues, as well as higher value service plan offerings. The cost of product revenues decrease was primarily due to decreased revenues, causing a $41.5 million decrease in cost of product revenues on a constant margin basis, prior to the effects of product revenues related to the implied license under the Settlement

Agreement. This cost of product revenues decrease mainly related to our fixed satellite networks (driven by consumer broadband products) and our antenna systems products in our commercial networks segment, partially offset by lower margins in consumer broadband products in our commercial networks segment.

Selling, general and administrative expenses

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	March 31, 2016	April 3, 2015
Selling, general and administrative	$298.3	$270.8	$27.5	10.2%

The $27.5 million increase in SG&A expenses was primarily attributable to higher support costs of $34.3 million mainly related to the recognition of $18.7 million of payments made under the Settlement Agreement as a reduction to SG&A expenses in our satellite services segment during the second quarter of fiscal year 2015 and to an increase in support costs of $11.8 million in our commercial networks segment. This increase was partially offset by lower new business proposal costs of $4.0 million mainly in our government systems segment and lower selling costs primarily in our satellite services segment. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

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

(Benefit from) provision for income taxes

The income tax benefit in fiscal year 2016 reflected the tax expense from our income before income taxes and the benefit from federal and state research tax credits. The Protecting Americans from Tax Hikes (PATH) Act of 2015 enacted on December 18, 2015 extended the federal research and development credit permanently, retroactive to January 2015. As a result, fiscal year 2016 includes 15 months of federal research tax credit (comprising three months from fiscal year 2015 and 12 months from fiscal year 2016). Fiscal year 2016 also included an expense related to the increase in valuation allowance related primarily to state net operating loss carryforwards and research and development credit carryforwards available to reduce state income taxes. The effective income tax expense in fiscal year 2015 reflected the tax expense from the income before income taxes and the benefit from federal and state research tax credits. Fiscal year 2015 includes 12 months of federal research tax credit including three months from fiscal year 2014 and nine months from fiscal year 2015. Fiscal year 2015 also included an expense related to the increase in valuation allowance related primarily to state net operating loss carryforwards and research and development credit carryforwards available to reduce state income taxes.

Segment Results for Fiscal Year 2016 Compared to Fiscal Year 2015

Satellite services segment

Revenues

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	March 31, 2016	April 3, 2015
Segment product revenues	$25.6	$33.6	$(8.0)	(23.7)%
Segment service revenues	533.6	466.3	67.3	14.4%

Total segment revenues	$559.2	$499.9	$59.4	11.9%

Our satellite services segment revenues grew by $59.4 million as a result of a $67.3 million increase in service revenues, offset by a $8.0 million decrease in product revenues. The increase in service revenues was primarily driven by an increase in the number of Exede broadband internet subscribers compared to the prior year period, as well as higher average revenue per subscriber. Total subscribers of our fixed broadband services grew from approximately 686,000 at April 3, 2015 to approximately 697,000 at March 31, 2016. The service revenue increase also reflected the expansion of our in-flight internet services compared to the prior year period, with 476 commercial aircraft in service as of March 31, 2016 compared to approximately 330 commercial aircraft in service at the end of fiscal year 2015. The decrease in product revenues mainly related to the amounts recorded under the Settlement Agreement, which we entered into during the second quarter of fiscal year 2015.

Segment operating profit

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	March 31, 2016	April 3, 2015
Segment operating profit	$81.8	$62.4	$19.5	31.2%
Percentage of segment revenues	14.6%	12.5%

The $19.5 million increase in operating profit for our satellite services segment was driven primarily by higher earnings contributions of $34.8 million, and was partially offset by the recognition of $18.7 million of payments made under the Settlement Agreement as a reduction to SG&A expenses during the second quarter of fiscal year 2015. Continued growth in the size of the subscriber base for our Exede broadband services subscriber base compared to the prior year period resulted in increased service revenues and improved margins. We have also experienced positive contributions from our in-flight internet services.

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

Our government systems segment revenues increased by $71.9 million, due to a $47.1 million increase in product revenues and a $24.8 million increase in service revenues. The product revenue increase was primarily due to a $54.3 million increase in government satellite communication systems (mainly attributable to government mobile broadband and command and control situational awareness), a $12.9 million increase in tactical data link products, and a $6.4 million increase in tactical satcom radio products (relating to our 52% majority-owned subsidiary TrellisWare), partially offset by a $25.8 million decrease in cybersecurity and information assurance products. Of the service revenue increase, $16.0 million related to NetNearU, the subsidiary we acquired in June 2014 and $4.3 million related to government satellite communication systems services.

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

Unrestricted Subsidiaries

We have designated our majority-owned subsidiaries TrellisWare and Euro Retail Co. as “Unrestricted Subsidiaries” under the indenture governing our 2020 Notes. The financial position and results of operations of our Unrestricted Subsidiaries are included in our consolidated financial statements. Under the indenture governing our 2020 Notes, due to the significance of the net loss of our 52% majority-owned subsidiary TrellisWare for fiscal year 2017, which reflected our accrual for uncharacterized damages and penalties of $11.8 million recorded in the fourth quarter of fiscal year 2017 in connection with the False Claims Act civil investigation related to TrellisWare, we are required to present information sufficient to ascertain our financial condition and results of operations excluding our Unrestricted Subsidiaries. The impact of the loss contingency on net income attributable to ViaSat, Inc. stockholders for fiscal year 2017, net of tax, was $4.0 million, with the related amount of $3.7 million recorded to net (loss) income attributable to noncontrolling interests, net of tax, while the impact on basic and diluted net income per share attributable to ViaSat, Inc. common stockholders for fiscal year 2017 was $0.08 per share and $0.07 per share, respectively. The net loss of our Unrestricted Subsidiaries for the fiscal year ended March 31, 2017 was $4.2 million, which related primarily to TrellisWare. For the fiscal year ended March 31, 2017, total revenues and expenses of our Unrestricted Subsidiaries were immaterial to our consolidated results. For the fiscal years ended March 31, 2016 and 2015, total revenues, expenses and net income (loss) of our Unrestricted Subsidiaries were immaterial to our consolidated results. As of March 31, 2017 and 2016, total assets and liabilities of our Unrestricted Subsidiaries were immaterial to our consolidated results.

Backlog

As reflected in the table below, our overall firm and funded backlog increased during fiscal year 2017. The increases in both firm and funded backlog were attributable to increases in our government systems segment.

	As of March 31, 2017	As of March 31, 2016
	(In millions)
Firm backlog
Satellite services segment	$125.2	$169.6
Commercial networks segment	265.9	286.7
Government systems segment	633.3	485.6

Total	$1,024.4	$941.9

Funded backlog
Satellite services segment	$125.2	$169.6
Commercial networks segment	265.9	286.7
Government systems segment	546.8	422.8

Total	$937.9	$879.1

The firm backlog does not include contract options. Of the $1.0 billion in firm backlog, $530.2 million is expected to be delivered in fiscal year 2018, and the balance is expected to be delivered in fiscal year 2019 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders. Backlog does not include contracts with our Exede broadband internet subscribers in our satellite services segment, nor does it include anticipated purchase orders and requests for the installation of in-flight broadband systems or future recurring internet services revenues under commercial in-flight internet agreements recorded in our commercial networks and satellite services segments, respectively. As of March 31, 2017, we expect to install in-flight broadband systems on approximately 800 additional aircraft under our existing customer agreements with commercial airlines, although there can be no assurance that all anticipated purchase orders and requests will be placed.

Our total new awards were approximately $1.7 billion, $1.5 billion and $1.4 billion for fiscal years 2017, 2016 and 2015, respectively.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing, export credit agency financing and equity financing, including the sale of 7,475,000 shares of ViaSat common stock in an underwritten public offering in November 2016. At March 31, 2017, we had $130.1 million in cash and cash equivalents, $289.3 million in working capital, no outstanding borrowings under our Revolving Credit Facility and $274.6 million in principal amount of outstanding borrowings under our Ex-Im Credit Facility, and we had accrued $29.5 million in completion exposure fees expected to be financed under the Ex-Im Credit Facility. At March 31, 2016, we had $42.1 million in cash and cash equivalents, $241.6 million in working capital, $180.0 million in outstanding borrowings under our Revolving Credit Facility and $197.2 million in principal amount of outstanding borrowings under our Ex-Im Credit Facility, and we had accrued $21.0 million in completion exposure fees expected to be financed under the Ex-Im Credit Facility. We invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

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

The general cash needs of our satellite services, commercial networks and government systems segments can vary significantly. The cash needs of our satellite services segment tend to be driven by the timing and amount of capital expenditures (e.g., payments under satellite construction and launch contracts), investments in joint ventures and strategic partnering arrangements (such as our Eutelsat strategic partnering arrangement) and network expansion activities, as well as the quality of customer, type of contract and payment terms. In our commercial networks segment, cash needs tend to be driven primarily by the type and mix of contracts in backlog, the nature and quality of customers, the timing and amount of investments in IR&D activities (including with respect to next-generation satellite payload technologies) and the payment terms of customers (including whether advance payments are made or customer financing is required). In our government systems segment, the primary factors determining cash needs tend to be the type and mix of contracts in backlog (e.g., product or service, development or production) and timing of payments (including restrictions on the timing of cash payments under U.S. government procurement regulations). Other factors affecting the cash needs of our commercial networks and government systems segments include contract duration and program performance. For example, if a program is performing well and meeting its contractual requirements, then its cash flow requirements are usually lower.

On November 23, 2016, we completed the sale of an aggregate of 7,475,000 shares of our common stock in an underwritten public offering. Our net proceeds from the offering were approximately $503.1 million after deducting underwriting discounts and offering expenses. In November 2016, we used $225.0 million of the net proceeds from the offering to repay outstanding borrowings under the Revolving Credit Facility. We expect to use the remaining net proceeds for general corporate purposes, which may include financing costs related to the purchase, launch and operation of satellites, potential acquisitions, joint ventures and strategic alliances, working capital or capital expenditures.

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

Cash flows

Cash provided by operating activities for fiscal year 2017 was $411.3 million compared to cash provided by operating activities of $296.9 million for fiscal year 2016. This $114.4 million increase was primarily driven by a $94.9 million year-over-year decrease in cash used to fund net operating assets needs, coupled with our operating results (net income adjusted for depreciation, amortization and other non-cash charges) which generated $19.4 million of higher cash inflows year-over-year. The decrease in cash used to fund net operating assets during fiscal year 2017 when compared to fiscal year 2016 was primarily due to an increase in our collections in excess of revenues and deferred revenues included in accrued liabilities due to the timing of milestone billings for certain larger development projects in our commercial networks and government systems segments, lower combined billed and unbilled accounts receivable, net, attributable to the timing of contractual milestones for certain larger development programs in our commercial networks and government systems segments, as well as a decrease in cash used for inventory in our government systems segment.

Cash used in investing activities for fiscal year 2017 was $715.0 million compared to cash used in investing activities in fiscal year 2016 of $456.3 million. The increase in cash used in investing activities year-over year reflects increases of $139.1 million in cash used for investment in unconsolidated affiliates, $101.3 million in cash used for satellite construction, $18.6 million in cash used for the construction of earth stations and network operation systems related to ViaSat-2, $16.9 million in capital expenditures for property and other general purpose equipment and $12.1 million in cash used for acquisitions, offset by $27.6 million in proceeds from the sale of real property adjacent to our current headquarters location.

Cash provided by financing activities for fiscal year 2017 was $392.8 million compared to cash provided by financing activities of $149.1 million for fiscal year 2016. This $243.7 million increase in cash provided by financing activities year-over-year was primarily related to $503.1 million in net proceeds from a public offering of common stock in November 2016 (after deducting underwriting discounts and offering expenses). This increase was partially offset by a year-over-year increase of $150.0 million in net payments on borrowings under our Revolving Credit Facility, as well as a $98.4 million year-over-year decrease in net proceeds from borrowings under our Ex-Im Credit Facility. Cash provided by financing activities for both periods included cash received from stock option exercises and employee stock purchase plan purchases, offset by cash used for the repurchase of common stock related to net share settlement of certain employee tax liabilities in connection with the vesting of restricted stock unit awards, and payment of debt issuance costs.

Comparing cash flows in fiscal year 2016 to fiscal year 2015, the $52.6 million decrease in cash provided by operating activities was primarily driven by a $52.0 million year-over year increase in cash used to fund net operating assets needs and by our operating results (net income adjusted for depreciation, amortization and other non-cash charges) which generated cash inflows in fiscal year 2016 that were $0.6 million lower than in fiscal year 2015. The decrease in cash used in investing activities reflected a year-over-year decrease of $54.6 million in cash used for satellite construction and a decrease of $53.0 million in cash used for acquisitions, offset by increases of $39.5 million in capital expenditures for real property adjacent to our current headquarters location, $21.1 million for capital expenditures for other general purpose equipment, $21.6 million in cash used for capital software development and $5.4 million for the construction of earth stations and network operation systems related to ViaSat-2. The $27.7 million increase in cash provided by financing activities year-over-year was primarily related to the $161.9 million increase in net proceeds from borrowings under our Ex-Im Credit Facility during fiscal year 2016 compared to the prior year period. This increase was partially offset by $30.0 million of net payments on borrowings under our Revolving Credit Facility during the fiscal year 2016 compared to $105.0 million in net proceeds from borrowings in the prior year period.

Satellite-related activities

In May 2013, we entered into an agreement to purchase the ViaSat-2 satellite from Boeing at a price of approximately $358.0 million, plus an additional amount for launch support services to be performed by Boeing. In April 2017, the satellite construction agreement was amended to replace the remaining milestone payments for the satellite under the agreement with approximately $21.0 million of in-orbit satellite performance incentive payments, excluding interest, payable monthly over a nine-year period commencing one month after the completion of in-orbit testing, subject to the continued satisfactory performance of the satellite. The projected total cost of the ViaSat-2 project, including the satellite, launch, insurance and related earth station infrastructure, through satellite service launch, together with the estimated liability for the in-orbit satellite performance incentive payments, is estimated to be approximately $580.0 million. The ViaSat-2 satellite is currently located at the Arianespace launch facility in French Guiana in preparation for launch into orbit. Due to recent civil unrest in French Guiana the launch of our ViaSat-2 satellite has been further delayed and is currently expected to occur in June 2017 following completion of the launch preparation process.

In July 2016, we entered into two separate agreements with Boeing for the construction and purchase of two ViaSat-3 class satellites and the integration of ViaSat’s payload technologies into the satellites at a price of approximately $368.3 million in the aggregate (subject to purchase price adjustments based on factors such as launch delay and early delivery), plus an additional amount for launch support services to be performed by Boeing. In addition, under one of these agreements, we have the option to order up to two additional ViaSat-3 class satellites. These agreements supersede the prior limited authorization to proceed, which was entered into during the fourth quarter of fiscal year 2016. The first ViaSat-3 class satellite is expected to provide broadband services over the Americas, and the second is expected to provide broadband services over the EMEA region. The projected aggregate total project cost for the two ViaSat-3 class satellites, including the satellites, launches, insurance and related earth station infrastructure, through satellite launch is estimated to be between $1.2 billion and $1.4 billion, and will depend on the timing of the earth station infrastructure roll-out of each satellite and method we use to procure fiber access. Our total cash funding may be reduced through various third party agreements, including potential joint service offerings and other strategic partnering arrangements. We believe we have adequate sources of funding for the ViaSat-3 class satellites, which include our cash on hand, available borrowing capacity and the cash we expect to generate from operations over the next few years.

We believe the launch and roll-out of our ViaSat-2 satellite and related ground infrastructure will impact our financial results in our satellite services segment in fiscal year 2018 and beyond. In particular, we expect to increase our investment in subscriber acquisition costs after ViaSat-2 is placed into service as we expand our subscriber base for our Exede broadband services. However, there can be no assurance that we will be successful in our expansion plans. We expect the relative impact of the launch and roll-out of the satellite and related ground infrastructure to our financial results to be less than we experienced in relation to the launch and roll-out of our ViaSat-1 satellite and related ground infrastructure. During the period from late fiscal year 2012 until early fiscal year 2015, we incurred higher operating costs in connection with the launch and roll-out of our ViaSat-1 satellite, related ground infrastructure and Exede broadband services, as well as higher interest expense as we capitalized a lower amount of the interest expense on our outstanding debt. These higher operating costs, which negatively impacted income from operations during that period, included costs associated with depreciation, earth station connectivity, subscriber acquisition costs, logistics, customer care and various support systems.

Our IR&D investments in our ViaSat-3 class satellites currently under construction are also expected to continue to negatively impact our financial results in our commercial networks segment in fiscal year 2018, with our investments in related ground infrastructure development continuing in subsequent fiscal years.

Revolving Credit Facility

As of March 31, 2017, the Revolving Credit Facility provided an $800.0 million revolving line of credit (including up to $150.0 million of letters of credit) with a maturity date of May 24, 2021 (or March 16, 2020, if more than $200.0 million of our 2020 Notes are then outstanding and certain conditions are met).

Borrowings under the Revolving Credit Facility bear interest, at our option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on our total leverage ratio. The Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of ViaSat (as defined in the Revolving Credit Facility) and secured by substantially all of our assets. As of March 31, 2017, none of our subsidiaries guaranteed the Revolving Credit Facility.

The Revolving Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Revolving Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.

At March 31, 2017, we had no outstanding borrowings under the Revolving Credit Facility and $38.6 million outstanding under standby letters of credit, leaving borrowing availability under the Revolving Credit Facility as of March 31, 2017 of $761.4 million.

Ex-Im Credit Facility

As of March 31, 2017, the Ex-Im Credit Facility provided a $386.7 million senior secured direct loan facility, $343.1 million of which can be used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remainder used to finance the total exposure fees incurred under the Ex-Im Credit Facility of up to $43.6 million (depending on the total amount of financing borrowed under the Ex-Im Credit Facility). On May 17, 2017, subsequent to fiscal year end, we reduced the size of the Ex-Im Credit Facility by $24.3 million from $386.7 million to $362.4 million in light of the April 2017 amendment to the Boeing satellite construction agreement described above under “— Satellite-related activities” (which replaced the remaining milestone payments for the satellite under the agreement with approximately $21.0 million of in-orbit satellite performance incentive payments, excluding interest, payable monthly over a nine-year period commencing one month after the completion of in-orbit testing, subject to the continued satisfactory performance of the satellite) and certain project cost reductions.

Borrowings under the Ex-Im Credit Facility bear interest at a fixed rate of 2.38% and are required to be repaid in 16 approximately equal semi-annual installments, commencing approximately six months after the in-orbit acceptance date of the ViaSat-2 satellite (or, if earlier, on April 15, 2018), with a maturity date of October 15, 2025. Exposure fees of $6.0 million were incurred in connection with our initial borrowing under the Ex-Im Credit Facility, with the remaining exposure fees payable by the in-orbit acceptance date for ViaSat-2. Exposure fees under the Ex-Im Credit Facility are amortized using the effective interest rate method. The effective interest rate on our outstanding borrowings under the Ex-Im Credit Facility, which takes into account estimated timing and amount of borrowings, exposure fees, debt issuance costs and other fees, was estimated to be between 4.4% and 4.5% as of March 31, 2017. The Ex-Im Credit Facility is guaranteed by ViaSat and is secured by first-priority liens on the ViaSat-2 satellite and related assets as well as a pledge of the capital stock of the borrower under the facility.

The Ex-Im Credit Facility contains financial covenants regarding ViaSat’s maximum total leverage ratio and minimum interest coverage ratio. In addition, the Ex-Im Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.

At March 31, 2017, we had $274.6 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility and had accrued $29.5 million in completion exposure fees expected to be financed under the Ex-Im Credit Facility. As of March 31, 2017, the undrawn commitment under the Ex-Im Credit Facility was $82.5 million (excluding $29.5 million of accrued completion exposure fees), of which $74.4 million was available to finance ViaSat-2 related costs once incurred (prior to giving effect to the $24.3 million reduction in the size of the Ex-Im Credit Facility subsequent to fiscal year end described above). Borrowings under the Ex-Im Credit Facility were issued with a discount of $36.6 million (comprising the initial $6.0 million exposure fee, the completion exposure fees accrued as of March 31, 2017 and other customary fees). The borrowings under the Ex-Im Credit Facility are recorded as long-term debt, net of unamortized discount and debt issuance costs, in our consolidated financial statements. The discount and deferred financing cost associated with the issuance of the borrowings under the Ex-Im Credit Facility are amortized to interest expense on an effective interest rate basis over the term of the borrowings under the Ex-Im Credit Facility.

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

The 2020 Notes are required to be guaranteed on an unsecured senior basis by each of our existing and future subsidiaries that guarantees the Revolving Credit Facility. As of March 31, 2017, none of our subsidiaries guaranteed the 2020 Notes. The 2020 Notes are our general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated debt. The 2020 Notes are effectively junior in right of payment to our existing and future secured debt, including under the Credit Facilities (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that do not guarantee the 2020 Notes, and are senior in right of payment to all of our existing and future subordinated indebtedness.

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

The 2020 Notes may be redeemed, in whole or in part, at any time during the 12 months beginning on June 15, 2016 at a redemption price of 103.438%, during the 12 months beginning on June 15, 2017 at a redemption price of 101.719%, and at any time on or after June 15, 2018 at a redemption price of 100%, in each case plus accrued and unpaid interest, if any, thereon to the redemption date.

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

Contractual Obligations

The following table sets forth a summary of our obligations at March 31, 2017:

		For the Fiscal Years Ending
(In thousands, including interest where applicable)	Total	2018	2019- 2020	2021- 2022	Thereafter
Operating leases and satellite capacity agreements	$440,605	$69,645	$115,104	$85,080	$170,776
2020 Notes	713,359	39,531	79,063	594,765	—
Revolving Credit Facility	—	—	—	—	—
Ex-Im Credit Facility (1)	341,511	6,599	89,152	85,548	160,212
Satellite performance incentives (2)	30,765	2,294	5,105	5,861	17,505
Purchase commitments including satellite-related agreements (2)	1,023,394	504,446	424,155	65,202	29,591

Total	$2,549,634	$622,515	$712,579	$836,456	$378,084

(1)	To the extent that the ultimate amounts borrowed under the Ex-Im Credit Facility may fluctuate, amounts reflected represent estimated interest and principal payments on our current outstanding balance until the maturity date in October 2025. The amounts listed in the table above exclude the completion exposure fee that will be payable under the Ex-Im Credit Agreement by the in-orbit acceptance date for ViaSat-2, the amount of which will be based on the total amount of financing borrowed under the Ex-Im Credit Facility; see “Liquidity and Capital Resources — Ex-Im Credit Facility.” As of March 31, 2017, we had accrued $29.5 million in completion exposure fees expected to be financed under the Ex-Im Credit Facility.
(2)	The amounts listed reflect our contractual obligations under the Boeing satellite construction agreement for the ViaSat-2 satellite as of March 31, 2017 and do not include in-orbit satellite performance incentives payments payable with respect to the ViaSat-2 satellite pursuant to the amendment of the Boeing satellite construction agreement entered into in April 2017, subsequent to fiscal year end. Under the April 2017 amendment, the remaining milestone payments for the satellite were replaced with approximately $21.0 million of in-orbit satellite performance incentives payments, excluding interest, payable monthly over a nine-year period commencing one month after the completion of in-orbit testing, subject to the continued satisfactory performance of the satellite. See “Liquidity and Capital Resources — Satellite-related activities.”

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

Our consolidated balance sheets included $42.7 million and $37.4 million of “other liabilities” as of March 31, 2017 and March 31, 2016, respectively, which primarily consisted of the long-term portion of our satellite performance incentives obligation, our long-term warranty obligations, the long-term portion of deferred rent, long-term portion of deferred revenue and long-term deferred income taxes. With the exception of the long-term portion of our satellite performance incentives obligation, these remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 8 to our consolidated financial statements for additional information regarding our income taxes and related tax positions and Note 14 to our consolidated financial statements for a discussion of our product warranties.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at March 31, 2017 as defined in Regulation S-K Item 303(a)(4) other than as discussed under Contractual Obligations above or disclosed in the notes to our consolidated financial statements included in this report.

Recent Authoritative Guidance

For information regarding recently adopted and issued accounting pronouncements, see Note 1 to the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, short-term and long-term obligations, including the Credit Facilities and the 2020 Notes, and foreign currency forward contracts. We consider investments in highly liquid instruments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. As of March 31, 2017, we had no outstanding borrowings under our Revolving Credit Facility, $274.6 million in principal amount of outstanding borrowings under our Ex-Im Credit Facility as well as $29.5 million in accrued completion exposure fees expected to be financed under the Ex-Im Credit Facility, and $575.0 million in aggregate principal amount outstanding of the 2020 Notes, and we held no short-term investments. Our 2020 Notes and borrowings under our Ex-Im Credit Facility bear interest at a fixed rate and therefore our exposure to market risk for changes in interest rates relates primarily to borrowings under our Revolving Credit Facility, cash equivalents, short-term investments and short-term obligations.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain a significant portion of our cash balance in money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our cash and cash equivalents earn interest at variable rates. Our interest income has been and may continue to be negatively impacted by low market interest rates. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. If the underlying weighted average interest rate on our cash and cash equivalents, assuming balances remain constant over a year, changed by 50 basis points, interest income would have increased or decreased by an insignificant amount for the fiscal years ended March 31, 2017 and March 31, 2016. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material.

Our primary interest rate under the Revolving Credit Facility is the Eurodollar rate plus an applicable margin that is based on our total leverage ratio. Under the Revolving Credit Facility, the effective interest rate as of March 31, 2017 that would have been applied to any new Eurodollar-based borrowings under the Revolving Credit Facility was approximately 3.55%. As of March 31, 2017, we had no outstanding borrowings under our Revolving Credit Facility. Accordingly, assuming the outstanding balance remained constant over a year, changes in interests rates applicable to our Revolving Credit Facility would have no effect on our interest incurred and cash flow.

Foreign Exchange Risk

We generally conduct our business in U.S. dollars. However, as our international business is conducted in a variety of foreign currencies, we are exposed to fluctuations in foreign currency exchange rates. The closing of our strategic partnering arrangement with Eutelsat during the fourth quarter of fiscal year 2017 and related investment in Euro Infrastructure Co., which is denominated in Euros, increases our exposure to foreign currency risk. Our objective in managing our exposure to foreign currency risk is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, from time to time, we may enter into foreign currency forward contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

As of March 31, 2017, we had a number of foreign currency forward contracts outstanding which are intended to reduce the foreign currency risk for amounts payable to vendors in Euros. The foreign currency forward contracts with a notional amount of $2.6 million had an insignificant amount of fair value recorded in accrued liabilities as of March 31, 2017. If the foreign currency forward rate for the Euro to U.S. dollar on these foreign currency forward contracts had changed by 10%, the fair value of these foreign currency forward contracts as of March 31, 2017 would have changed by an insignificant amount.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements at March 31, 2017 and March 31, 2016 and for each of the three fiscal years in the period ended March 31, 2017, and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in this report on pages F-1 through F-46.

Summarized Quarterly Data (Unaudited)

The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results for the interim periods. Summarized quarterly data for fiscal years 2017 and 2016 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
2017
Total revenues	$363,130	$399,158	$380,630	$416,419
Income from operations	7,778	18,414	7,591	2,676
Net income	2,157	10,739	4,622	4,249
Net income attributable to ViaSat, Inc.	1,855	11,019	4,243	6,650
Basic net income per share attributable to ViaSat, Inc.	0.04	0.22	0.08	0.12
Diluted net income per share attributable to ViaSat, Inc.	0.04	0.22	0.08	0.11
2016
Total revenues	$344,378	$353,330	$347,759	$371,964
Income from operations	9,414	13,826	10,385	7,494
Net income	2,519	4,920	9,944	4,387
Net income attributable to ViaSat, Inc.	2,608	4,936	9,747	4,450
Basic net income per share attributable to ViaSat, Inc.	0.05	0.10	0.20	0.09
Diluted net income per share attributable to ViaSat, Inc.	0.05	0.10	0.20	0.09

Summarized quarterly data reflects product revenue recognized with respect to amounts realized under the Settlement Agreement of approximately $6.7 million for each quarter of fiscal year 2017. Summarized quarterly data reflects product revenue recognized with respect to amounts realized under the Settlement Agreement of approximately $6.0 million for each quarter of fiscal year 2016. As of March 31, 2017, all payments pursuant to the Settlement Agreement have been recorded and no further impacts to our consolidated financial statements are anticipated related to the Settlement Agreement. Refer to Note 13 to the consolidated financial statements for discussion of the Settlement Agreement. In addition, summarized quarterly data for the fourth quarter of fiscal year 2017 reflects (under income from operations and net income) $11.4 million of uncharacterized damages and $0.4 million of penalties, and (under net income attributable to ViaSat, Inc.) approximately $4.0 million, net of tax, related to the impact of the loss contingency, in each case accrued in SG&A expenses in our government systems segment in connection with the False Claims Act civil investigation related to our 52% majority-owned subsidiary TrellisWare. The TrellisWare False Claims Act civil investigation also resulted in a $0.07 per share impact to basic and diluted net income per share attributable to ViaSat Inc. in the fourth quarter of fiscal year 2017. Refer to Note 13 to the consolidated financial statements for further discussion of the TrellisWare False Claims Act civil investigation.

Basic and diluted net income per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net income per share.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2017, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2017.

Management’s Report on Internal Control Over Financial Reporting

The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the company’s management, including our Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the company’s management concluded that its internal control over financial reporting was effective as of March 31, 2017.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The company’s independent registered public accounting firm has audited the effectiveness of the company’s internal control over financial reporting as of March 31, 2017, as stated in their report which appears on page F-1.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. During the quarter ended March 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included in our definitive Proxy Statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders (the Proxy Statement) under the headings “Corporate Governance Principles and Board Matters,” “Election of Directors” and “Ownership of Securities,” and is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

The Exhibit Index on page  78 is incorporated herein by reference as the list of exhibits required as part of this report.

ITEM  16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.

By:	/s/ MARK DANKBERG
Chairman and Chief Executive Officer

Date: May 24, 2017

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

Signature	Title	Date

/s/ MARK DANKBERG Mark Dankberg	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	May 24, 2017

/s/ SHAWN DUFFY Shawn Duffy	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 24, 2017

/s/ RICK BALDRIDGE Rick Baldridge	Director, President and Chief Operating Officer	May 24, 2017

/s/ FRANK J. BIONDI, JR. Frank J. Biondi, Jr.	Director	May 24, 2017

/s/ ROBERT JOHNSON Robert Johnson	Director	May 24, 2017

/s/ ALLEN LAY Allen Lay	Director	May 24, 2017

/s/ JEFFREY NASH Jeffrey Nash	Director	May 24, 2017

/s/ JOHN STENBIT John Stenbit	Director	May 24, 2017

/s/ HARVEY WHITE Harvey White	Director	May 24, 2017

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation of ViaSat, Inc.	10-Q	000-21767	3.1	11/14/2000

3.2	Second Amended and Restated Bylaws of ViaSat, Inc.	8-K	000-21767	3.1	12/04/2012

4.1	Form of Common Stock Certificate	S-1/A	333-13183	4.1	11/05/1996

4.2	Indenture dated as of February 27, 2012 by and among ViaSat, Inc., Wilmington Trust, National Association, as trustee, and the guarantors party thereto	8-K	000-21767	4.1	02/27/2012

4.3	Form of 6.875% Senior Note due 2020 of ViaSat, Inc. (attached as Exhibit A to the Indenture filed as Exhibit 4.2 hereto)	8-K	000-21767	4.1	02/27/2012

10.1	Form of Indemnification Agreement between ViaSat, Inc. and each of its directors and officers	8-K	000-21767	99.1	03/07/2008

10.2*	ViaSat, Inc. Employee Stock Purchase Plan (as Amended and Restated Effective September 16, 2015)	8-K	000-21767	10.1	09/17/2015

10.3*	1996 Equity Participation Plan of ViaSat, Inc. (As Amended and Restated Effective September 16, 2015)	8-K	000-21767	10.2	09/17/2015

10.4*	Form of Stock Option Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	10-K	000-21767	10.4	05/26/2015

10.5*	Form of Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.—Global					X

10.6*	Form of Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.—Independent Director	10-K	000-21767	10.6	05/26/2015

10.7*	Form of Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.—Executive	10-K	000-21767	10.7	05/26/2015

10.8*	Form of Change in Control Severance Agreement between ViaSat, Inc. and each of its executive officers	8-K	000-21767	10.1	08/04/2010

10.9	Credit Agreement dated as of November 26, 2013, by and among ViaSat, Inc., Union Bank, N.A. (as agent) and the other lenders party thereto	8-K	000-21767	10.1	11/26/2013

10.9.1	First Amendment to Credit Agreement and Other Loan Documents dated as of March 12, 2015, by and among ViaSat, Inc., Union Bank, N.A. (as agent) and the other lenders party thereto	8-K	000-21767	10.2	03/13/2015

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.9.2	Second Amendment to Credit Agreement and Other Loan Documents dated as of May 24, 2016, by and among ViaSat, Inc., MUFG Union Bank, N.A. (as agent) and the other lenders party thereto	8-K	000-21767	10.1	05/24/2016

10.10	Credit Agreement dated as of March 12, 2015, by and among ViaSat Technologies Limited, ViaSat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im facility agent) and the Export-Import Bank of the United States	8-K	000-21767	10.1	03/13/2015

10.10.1	First Amendment to Credit Agreement, dated as of June 12, 2015, by and among ViaSat Technologies Limited, ViaSat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im Facility Agent) and the Export-Import Bank of the United States	10-Q	000-21767	10.1	08/10/2015

10.10.2	Second Amendment Agreement, dated as of March 23, 2016, by and among ViaSat Technologies Limited, ViaSat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im Facility Agent) and the Export-Import Bank of the United States	8-K	000-21767	10.1	03/24/2016

10.10.3	Third Amendment Agreement, dated as of October 11, 2016, by and among ViaSat Technologies Limited, ViaSat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im Facility Agent) and the Export-Import Bank of the United States	8-K	000-21767	10.1	10/12/2016

10.11†	Award/Contract dated March 10, 2010 between ViaSat, Inc. and Space and Naval Warfare Systems	10-K/A	000-21767	10.19	08/03/2010

21.1	Subsidiaries					X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see signature page)					X

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer					X

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer					X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

*	Indicates management contract, compensatory plan or arrangement.
†	Portions of this exhibit (indicated by asterisks) have been omitted and separately filed with the Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of ViaSat, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of ViaSat, Inc. and its subsidiaries at March 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Diego, California

May 24, 2017

VIASAT, INC.

CONSOLIDATED BALANCE SHEETS

	As of March 31, 2017	As of March 31, 2016
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$130,098	$42,088
Accounts receivable, net	263,721	286,724
Inventories	163,201	145,161
Prepaid expenses and other current assets	57,836	47,583

Total current assets	614,856	521,556

Satellites, net	1,108,270	898,197
Property and equipment, net	540,608	486,910
Other acquired intangible assets, net	41,677	33,604
Goodwill	119,876	117,040
Other assets	529,366	340,005

Total assets	$2,954,653	$2,397,312

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$100,270	$95,645
Accrued liabilities	225,247	184,344

Total current liabilities	325,517	279,989

Senior notes, net	575,380	575,304
Other long-term debt, net	273,103	370,224
Other liabilities	42,722	37,371

Total liabilities	1,216,722	1,262,888

Commitments and contingencies (Notes 12 and 13)
Equity:
ViaSat, Inc. stockholders’ equity
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2017 and 2016, respectively	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized; 57,600,609 and 48,926,417 shares outstanding at March 31, 2017 and 2016, respectively	6	5
Paid-in capital	1,439,645	855,387
Retained earnings	297,471	273,704
Accumulated other comprehensive (loss) income	(2,504)	7

Total ViaSat, Inc. stockholders’ equity	1,734,618	1,129,103
Noncontrolling interest in subsidiaries	3,313	5,321

Total equity	1,737,931	1,134,424

Total liabilities and equity	$2,954,653	$2,397,312

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Fiscal Years Ended
	March 31, 2017	March 31, 2016	April 3, 2015
	(In thousands, except per share data)
Revenues:
Product revenues	$713,936	$664,821	$728,074
Service revenues	845,401	752,610	654,461

Total revenues	1,559,337	1,417,431	1,382,535
Operating expenses:
Cost of product revenues	524,026	489,246	519,483
Cost of service revenues	524,949	495,099	444,431
Selling, general and administrative	333,468	298,345	270,841
Independent research and development	129,647	77,184	46,670
Amortization of acquired intangible assets	10,788	16,438	17,966

Income from operations	36,459	41,119	83,144
Other income (expense):
Interest income	1,008	2,226	2,022
Interest expense	(12,083)	(25,748)	(31,448)

Income before income taxes	25,384	17,597	53,718
Provision for (benefit from) income taxes	3,617	(4,173)	13,827

Net income	21,767	21,770	39,891
Less: net (loss) income attributable to noncontrolling interests, net of tax	(2,000)	29	(472)

Net income attributable to ViaSat, Inc.	$23,767	$21,741	$40,363

Net income per share attributable to ViaSat, Inc. common stockholders:
Basic net income per share attributable to ViaSat, Inc. common stockholders	$0.45	$0.45	$0.86
Diluted net income per share attributable to ViaSat, Inc. common stockholders	$0.45	$0.44	$0.84
Shares used in computing basic net income per share	52,318	48,464	47,139
Shares used in computing diluted net income per share	53,396	49,445	48,285

Comprehensive income:
Net income	$21,767	$21,770	$39,891
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on hedging, net of tax	(182)	122	(25)
Foreign currency translation adjustments, net of tax	(2,329)	(262)	(2,141)

Other comprehensive (loss) income, net of tax	(2,511)	(140)	(2,166)
Comprehensive income	19,256	21,630	37,725

Less: comprehensive (loss) income attributable to noncontrolling interests, net of tax	(2,000)	29	(472)

Comprehensive income attributable to ViaSat, Inc.	$21,256	$21,601	$38,197

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	March 31, 2017	March 31, 2016	April 3, 2015
	(In thousands)
Cash flows from operating activities:
Net income	$21,767	$21,770	$39,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	200,686	193,086	179,542
Amortization of intangible assets	45,236	48,990	41,891
Deferred income taxes	(218)	(5,003)	12,420
Stock-based compensation expense	55,775	47,510	39,353
Loss on disposition of fixed assets	35,431	33,960	31,997
Other non-cash adjustments	10,018	8,957	4,778
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	16,071	(26,342)	3,745
Inventories	(12,386)	(26,749)	(1,217)
Other assets	(15,259)	(3,335)	(16,328)
Accounts payable	972	5,250	862
Accrued liabilities	48,039	(337)	20,017
Other liabilities	5,166	(820)	(7,435)

Net cash provided by operating activities	411,298	296,937	349,516
Cash flows from investing activities:
Purchase of property, equipment and satellites	(514,692)	(377,894)	(366,492)
Investment in unconsolidated affiliate	(140,378)	(1,258)	—
Cash paid for patents, licenses and other assets	(70,966)	(72,731)	(52,686)
Payments related to acquisition of businesses, net of cash acquired	(16,528)	(4,402)	(57,376)
Proceeds from sale of real property	27,559	—	—

Net cash used in investing activities	(715,005)	(456,285)	(476,554)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	90,000	175,000	350,000
Payments of revolving credit facility borrowings	(270,000)	(205,000)	(245,000)
Proceeds from Ex-Im credit facility borrowings, net of discount	77,469	175,834	13,914
Payment of debt issuance costs	(6,677)	(840)	(2,757)
Proceeds from issuance of common stock under equity plans	22,403	22,309	23,202
Purchase of common stock in treasury (immediately retired) related to tax withholdings for stock-based compensation	(21,670)	(16,397)	(14,788)
Proceeds from common stock issued in public offering, net of issuance costs	503,061	—	—
Other financing activities	(1,802)	(1,784)	(3,107)

Net cash provided by financing activities	392,784	149,122	121,464
Effect of exchange rate changes on cash	(1,067)	51	(510)

Net increase (decrease) in cash and cash equivalents	88,010	(10,175)	(6,084)
Cash and cash equivalents at beginning of fiscal year	42,088	52,263	58,347

Cash and cash equivalents at end of fiscal year	$130,098	$42,088	$52,263

Supplemental information:
Cash paid for interest (net of amounts capitalized)	$10,094	$21,787	$29,645

Cash paid for income taxes, net	$1,468	$1,380	$494

Non-cash investing and financing activities:
Issuance of stock in satisfaction of certain accrued employee compensation liabilities	$13,080	$11,609	$10,194
Capital expenditures not paid for	$29,813	$60,796	$6,584
Exposure fees on Ex-Im credit facility expected to be financed through Ex-Im credit facility	$8,505	$20,992	$—
Issuance of common stock in connection with acquisition	$4,988	$—	$—

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	ViaSat, Inc. Stockholders						Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
	Common Stock		Paid-in Capital	Retained Earnings	Common Stock Held in Treasury
	Number of Shares Issued	Amount			Number of Shares	Amount
	(In thousands, except share data)
Balance at April 4, 2014	47,419,831	$5	$776,452	$211,600	(1,190,572)	$(49,358)	$2,313	$5,623	$946,635
Exercise of stock options	724,800	—	15,732	—	—	—	—	—	15,732
Issuance of stock under Employee Stock Purchase Plan	152,268	—	7,470	—	—	—	—	—	7,470
Stock-based compensation	—	—	40,765	—	—	—	—	—	40,765
Shares issued in settlement of certain accrued employee compensation liabilities	180,526	—	10,194	—	—	—	—	—	10,194
Retirement of common stock held in treasury	(1,190,572)	—	(49,358)	—	1,190,572	49,358	—	—	—
RSU awards vesting, net of shares withheld for taxes which have been retired	410,560	—	(14,788)	—	—	—	—	—	(14,788)
Net income (loss)	—	—	—	40,363	—	—	—	(472)	39,891
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,166)	—	(2,166)

Balance at April 3, 2015	47,697,413	$5	$786,467	$251,963	—	$—	$147	$5,151	$1,043,733
Exercise of stock options	432,706	—	13,520	—	—	—	—	—	13,520
Issuance of stock under Employee Stock Purchase Plan	170,968	—	8,789	—	—	—	—	—	8,789
Stock-based compensation	—	—	51,399	—	—	—	—	—	51,399
Shares issued in settlement of certain accrued employee compensation liabilities	185,424	—	11,609	—	—	—	—	—	11,609
RSU awards vesting, net of shares withheld for taxes which have been retired	439,906	—	(16,397)	—	—	—	—	—	(16,397)
Other noncontrolling interest activity	—	—	—	—	—	—	—	141	141
Net income	—	—	—	21,741	—	—	—	29	21,770
Other comprehensive loss, net of tax	—	—	—	—	—	—	(140)	—	(140)

Balance at March 31, 2016	48,926,417	$5	$855,387	$273,704	—	$—	$7	$5,321	$1,134,424
Exercise of stock options	273,050	—	12,117	—	—	—	—	—	12,117
Issuance of stock under Employee Stock Purchase Plan	188,938	—	10,286	—	—	—	—	—	10,286
Common stock issued in public offering, net of issuance costs	7,475,000	1	503,060	—	—	—	—	—	503,061
Stock-based compensation	—	—	62,397	—	—	—	—	—	62,397
Shares issued in settlement of certain accrued employee compensation liabilities	176,731	—	13,080	—	—	—	—	—	13,080
RSU awards vesting, net of shares withheld for taxes which have been retired	498,585	—	(21,670)	—	—	—	—	—	(21,670)
Shares issued in connection with acquisition of business	61,888	—	4,988	—	—	—	—	—	4,988
Other noncontrolling interest activity	—	—	—	—	—	—	—	(8)	(8)
Net income	—	—	—	23,767	—	—	—	(2,000)	21,767
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,511)	—	(2,511)

Balance at March 31, 2017	57,600,609	$6	$1,439,645	$297,471	—	$—	$(2,504)	$3,313	$1,737,931

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

Principles of consolidation

The Company’s consolidated financial statements include the assets, liabilities and results of operations of ViaSat, its wholly owned subsidiaries and its majority-owned subsidiaries, TrellisWare Technologies, Inc. (TrellisWare) and Euro Broadband Retail Sàrl (Euro Retail Co.). All significant intercompany amounts have been eliminated. Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as investment in unconsolidated affiliate in other assets (long-term) on the consolidated balance sheets.

On May 4, 2015, the Company’s Board of Directors approved a change in the Company’s fiscal year from a 52 or 53 week fiscal year ending on the Friday closest to March 31 to a fiscal year ending on March 31 of each year, effective with the fiscal year commencing April 4, 2015. Beginning April 4, 2015, the Company’s fiscal quarters end on June 30, September 30, December 31, and March 31 of each year. Fiscal year 2015 was a 52 week year, whereas fiscal year 2016 was slightly shorter than 52 weeks due to the change in fiscal year beginning April 4, 2015. The Company does not believe that this difference in length of year had any material impact on its financial results.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent transactions

During the first quarter of fiscal year 2015, the Company completed the acquisition of NetNearU Corp. (NetNearU), a privately held company that has developed a comprehensive network management system for Wi-Fi and other internet access networks. During the first quarter of fiscal year 2016, the Company completed the acquisition of Engreen Inc. (Engreen), a privately held company focused on network function virtualization. The Engreen purchase price of approximately $5.3 million was primarily allocated to acquired technology intangible assets and the assumption of certain liabilities. These acquisitions were accounted for as purchases and, accordingly, the consolidated financial statements include the operating results of NetNearU and Engreen from the dates of acquisition.

On November 14, 2016, the Company completed the acquisition of Aerodocs Limited (Arconics), a privately held company focused on wireless in-flight entertainment management software services. The Arconics purchase price of approximately $21.6 million was comprised of approximately $16.6 million in cash consideration paid to former Arconics equity holders and $5.0 million related to the fair value of 61,888 shares of the Company’s common stock issued at the closing. The approximately $16.6 million in cash consideration paid to former Arconics equity holders less cash acquired of $0.6 million resulted in a net cash outlay by the Company of approximately $16.0 million. The Arconics purchase price was primarily allocated to acquired technology and customer relationships intangible assets, and goodwill. Through this acquisition the Company gained broader expertise, aviation-grade software and mobile applications to make flying safer and more efficient for pilots, cabin crews and flight operations teams, as well as applications that are expected to create new opportunities for passenger entertainment and airline services and revenue. This acquisition was accounted for as a purchase and, accordingly, the consolidated financial statements include the operating results of Arconics in our satellite services segment from the date of acquisition.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On March 3, 2017, the Company consummated its strategic partnering arrangement with Eutelsat S.A (together with its affiliates, Eutelsat) for the ownership and operation of satellite broadband infrastructure and equipment, and provision of satellite-based broadband internet services in the European region (see Note 9). At the closing of the transaction, Eutelsat contributed and transferred assets relating to its existing wholesale satellite broadband business (including its KA-SAT satellite) to a subsidiary of Eutelsat, Euro Broadband Infrastructure Sàrl (Euro Infrastructure Co.), in exchange for the issuance of new shares in such subsidiary, and immediately following such contribution and issuance, the Company purchased 49% of the issued shares of Euro Infrastructure Co. from Eutelsat for cash consideration of $139.5 million. The Company’s total net cash outlay for this investment in Euro Infrastructure Co., including approximately $2.4 million of transaction costs, was approximately $141.9 million. Also at the closing, Eutelsat purchased 49% of the issued shares of Euro Retail Co. for an immaterial amount. Under the strategic partnering arrangement, Euro Infrastructure Co. owns and operates the KA-SAT satellite and related assets and offers wholesale satellite capacity services in the European region, and Euro Retail Co. purchases wholesale satellite capacity services and offers retail satellite-based broadband internet services in the European region.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenues from the U.S. government as an individual customer comprised approximately 28.8%, 23.7% and 22.8% of total revenues for fiscal years 2017, 2016 and 2015, respectively. Billed accounts receivable to the U.S. government as of March 31, 2017 and 2016 were approximately 30.1% and 22.8%, respectively, of total billed receivables. In addition, none of the Company’s commercial customers comprised 10.0% or more of total revenues for fiscal years 2017, 2016 and 2015. The Company’s five largest contracts generated approximately 19.6%, 19.4% and 21.1% of the Company’s total revenues for the fiscal years ended March 31, 2017, March 31, 2016 and April 3, 2015, respectively.

The Company relies on a limited number of contract manufacturers to produce its products.

Inventory

Inventory is valued at the lower of cost and net realizable value, cost being determined by the weighted average cost method.

Property, equipment and satellites

Satellites and other property and equipment are recorded at cost or, in the case of certain satellites and other property acquired, the fair value at the date of acquisition, net of accumulated depreciation. Capitalized satellite costs consist primarily of the costs of satellite construction and launch, including launch insurance and insurance during the period of in-orbit testing, the net present value of performance incentives expected to be payable to satellite manufacturers (dependent on the continued satisfactory performance of the satellites), costs directly associated with the monitoring and support of satellite construction, and interest costs incurred during the period of satellite construction. The Company also constructs earth stations, network operations systems and other assets to support its satellites, and those construction costs, including interest, are capitalized as incurred. At the time satellites are placed in service, the Company estimates the useful life of its satellites for depreciation purposes based upon an analysis of each satellite’s performance against the original manufacturer’s orbital design life, estimated fuel levels and related consumption rates, as well as historical satellite operating trends. Costs related to internally developed software for internal uses are capitalized after the preliminary project stage is complete and are amortized over the estimated useful lives of the assets. Costs incurred for additions to property, equipment and satellites, together with major renewals and betterments, are capitalized and depreciated over the remaining life of the underlying asset. Costs incurred for maintenance, repairs and minor renewals and

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

betterments are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized in operations, which for the periods presented, primarily related to losses incurred for unreturned customer premise equipment (CPE). The Company computes depreciation using the straight-line method over the estimated useful lives of the assets ranging from two to 24 years. Leasehold improvements are capitalized and amortized using the straight-line method over the shorter of the lease term or the life of the improvement.

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (Accounting Standards Codification (ASC) 835-20). With respect to assets under construction, including the ViaSat-2 satellite and related gateway and networking equipment (which commenced construction during the first quarter of fiscal year 2014), and the ViaSat-3 class satellites (which commenced construction during the fourth quarter of fiscal year 2016), the Company capitalized $49.7 million, $30.1 million, and $16.2 million of interest expense during the fiscal years ended March 31, 2017, March 31, 2016 and April 3, 2015, respectively.

The Company owns two satellites: ViaSat-1 (its first-generation high-capacity Ka-band spot-beam satellite, which was placed into service in January 2012) and WildBlue-1 (which was placed into service in March 2007). The Company’s second-generation ViaSat-2 satellite is expected to be launched in June 2017, after the slight further delay in scheduled launch date due to recent civil unrest in French Guiana (the location of the satellite launch). The Company currently has two third-generation ViaSat-3 class satellites under construction. The Company also has an exclusive prepaid lifetime capital lease of Ka-band capacity over the contiguous United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and owns related earth stations and networking equipment for all of its satellites. The Company periodically reviews the remaining estimated useful life of its satellites to determine if revisions to estimated lives are necessary. The Company procures indoor and outdoor CPE units leased to subscribers under a retail leasing program as part of the Company’s satellite services segment, which are reflected in investing activities and property and equipment in the accompanying consolidated financial statements. The Company depreciates the satellites, earth stations and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of March 31, 2017 were $271.9 million and $158.2 million, respectively. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of March 31, 2016 were $260.4 million and $136.4 million, respectively.

Occasionally, the Company may enter into capital lease arrangements for various machinery, equipment, computer-related equipment, software, furniture or fixtures. The Company records amortization of assets leased under capital lease arrangements within depreciation expense.

On October 6, 2015, the Company purchased approximately 23 acres of land adjacent to the Company’s current headquarters location for $39.5 million. On March 1, 2017, the Company sold approximately 16 acres of the land for approximately $27.6 million and leased back certain office space in a sale-leaseback transaction. The lease has been classified as an operating lease and contains a ten year initial term plus renewal options with the future commitments included in Note 12.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

but instead requires these assets to be tested for impairment at least annually and more frequently upon the occurrence of specified events. In addition, all goodwill must be assigned to reporting units for purposes of impairment testing.

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs of $3.2 million related to patents were included in other assets as of March 31, 2017 and 2016. The Company capitalized costs of $15.4 million related to acquiring and obtaining orbital slots and other licenses included in other assets as of March 31, 2017 and 2016. Accumulated amortization related to these assets was $2.1 million and $1.7 million as of March 31, 2017 and 2016, respectively. Amortization expense related to these assets was an insignificant amount for the fiscal years ended March 31, 2017, March 31, 2016 and April 3, 2015. If a patent, orbital slot or orbital license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During fiscal years 2017, 2016 and 2015, the Company did not write off any significant costs due to abandonment or impairment.

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense using the effective interest rate method, or, when the results are not materially different, on a straight-line basis over the expected term of the related debt. During fiscal years 2017, 2016 and 2015, the Company capitalized $6.1 million, an insignificant amount and $3.5 million, respectively, of debt issuance costs. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in loss on extinguishment of debt in the consolidated statements of operations and comprehensive income. Debt issuance costs related to the Revolving Credit Facility are recorded in prepaid expenses and other current assets and in other long-term assets in the consolidated balance sheets in accordance with Accounting Standards Update (ASU) 2015-15, Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which the Company adopted during the first quarter of fiscal year 2017. Debt issuance costs related to the Company’s 6.875% Senior Notes due 2020 (2020 Notes) and the Company’s direct loan facility with the Export-Import Bank of the United States for ViaSat-2 (the Ex-Im Credit Facility and, together with the Revolving Credit Facility, the Credit Facilities) are recorded as a direct deduction from the carrying amount of the related debt, consistent with debt discounts, in accordance with ASU 2015-03, Interest — Imputation of Interest (ASC 835-30): Simplifying the Presentation of Debt Issuance Costs, which the Company adopted during the first quarter of fiscal year 2017.

Software development

Costs of developing software for sale are charged to research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. Capitalized costs, net, of $203.7 million and $163.1 million related to software developed for resale were included in other assets as of March 31, 2017 and 2016, respectively. The Company capitalized $73.1 million and $75.4 million of costs related to software developed for resale for the fiscal years ended March 31, 2017 and 2016, respectively. Amortization expense for software development costs was $32.5 million, $32.2 million and $23.5 million during fiscal years 2017, 2016 and 2015, respectively.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of long-lived and other long-term assets (property, equipment, and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), the Company assesses potential impairments to long-lived assets, including property, equipment and satellites, and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by the Company for fiscal years 2017, 2016 and 2015.

The Company accounts for its goodwill under the authoritative guidance for goodwill and other intangible assets (ASC 350) and the provisions of ASU 2011-08, Intangibles — Goodwill and Other (ASC 350): Testing Goodwill for Impairment, which simplifies how the Company tests goodwill for impairment. Current authoritative guidance allows the Company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If, after completing the qualitative assessment, the Company determines that it is more likely than not that the estimated fair value is greater than the carrying value, the Company concludes that no impairment exists. If it is more likely than not that the carrying value of the reporting unit exceeds its estimated fair value, the Company compares the fair value of the reporting unit to its carrying value. If the estimated fair value of the reporting unit is less than the carrying value, a second step is performed in which the implied fair value of goodwill is compared to its carrying value. If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value, resulting in goodwill impairment. The Company tests goodwill for impairment during the fourth quarter every fiscal year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.

In accordance with ASC 350, the Company assesses qualitative factors to determine whether goodwill is impaired. Furthermore, in addition to qualitative analysis, the Company believes it is appropriate to conduct a quantitative analysis periodically as a prudent review of its reporting unit goodwill fair values. The Company’s quantitative analysis estimates the fair values of the reporting units using discounted cash flows and other indicators of fair value. The forecast of future cash flow is based on the Company’s best estimate of each reporting units’ future revenue and operating costs, based primarily on existing firm orders, expected future orders, contracts with suppliers, labor resources, general market conditions, and other relevant factors. Based on a quantitative analysis for fiscal year 2017, the Company concluded that estimated fair values of the Company’s reporting units significantly exceed their respective carrying value.

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

Based on the Company’s qualitative and quantitative assessment performed during the fourth quarter of fiscal year 2017, the Company concluded that it was more likely than not that the estimated fair value of the Company’s reporting units exceeded their carrying value as of March 31, 2017, and therefore, determined it was not necessary to perform the two-step goodwill impairment test. No impairments were recorded by the Company related to goodwill and other intangible assets for fiscal years 2017, 2016 and 2015.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty reserves

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within 12 months are classified as accrued liabilities and amounts expected to be incurred beyond 12 months are classified as other liabilities in the consolidated financial statements. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, the Company bases its estimates on its experience with the technology involved and the types of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation (see Note 14).

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

Self-insurance liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company has recorded self-insurance liability for its plans of $4.2 million and $3.8 million in accrued liabilities in the consolidated balance sheets as of March 31, 2017 and 2016, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued liabilities in accordance with the estimated timing of the projected payments.

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At March 31, 2017 and 2016, no such amounts were accrued related to the aforementioned provisions.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Noncontrolling interests and unrestricted subsidiaries

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

The Company has designated its majority-owned subsidiaries TrellisWare and Euro Retail Co. as “Unrestricted Subsidiaries” under the indenture governing the 2020 Notes. The financial position and results of operations of the Company’s Unrestricted Subsidiaries are included in its consolidated financial statements. Under the indenture governing the 2020 Notes, due to the significance of the net loss of the Company’s 52% majority-owned subsidiary TrellisWare for fiscal year 2017, which reflected the Company’s accrual for uncharacterized damages and penalties of $11.8 million recorded in the fourth quarter of fiscal year 2017 in connection with the False Claims Act civil investigation related to TrellisWare, the Company is required to present information sufficient to ascertain its financial condition and results of operations excluding the Company’s Unrestricted Subsidiaries. The impact of the loss contingency on net income attributable to ViaSat, Inc. stockholders for fiscal year 2017, net of tax, was $4.0 million, with the related amount of $3.7 million recorded to net (loss) income attributable to noncontrolling interests, net of tax, while the impact on basic and diluted net income per share attributable to ViaSat, Inc. common stockholders for fiscal year 2017 was $0.08 per share and $0.07 per share, respectively. The net loss of the Company’s Unrestricted Subsidiaries for the fiscal year ended March 31, 2017 was $4.2 million, which related primarily to TrellisWare. For the fiscal year ended March 31, 2017, total revenues and expenses of the Company’s Unrestricted Subsidiaries were immaterial to the Company’s consolidated results. For the fiscal years ended March 31, 2016 and 2015, total revenues, expenses and net income (loss) of the Company’s Unrestricted Subsidiaries were immaterial to the Company’s consolidated results. As of March 31, 2017 and 2016, total assets and liabilities of the Company’s Unrestricted Subsidiaries were immaterial to the Company’s consolidated results.

Investments in unconsolidated affiliate — equity method

Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as investment in unconsolidated affiliate in other assets (long-term) on the consolidated balance sheets. The Company records its share of the results of such entities within equity earnings (losses) of unconsolidated affiliate, net on the consolidated statements of operations and comprehensive income (loss). The Company monitors such investments for other-than-temporary impairment by considering factors including the current economic and market conditions and the operating performance of the entities and records reductions in carrying values when necessary. The fair value of privately held investments is estimated using the best available information as of the valuation date, including current earnings trends, undiscounted cash flows, quoted stock prices of comparable public companies, and other company specific information, including recent financing rounds.

Common stock held in treasury

As of March 31, 2017 and 2016, the Company had no shares of common stock held in treasury.

During fiscal years 2017, 2016 and 2015, the Company issued 792,616, 703,043 and 647,006 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock underlying these restricted stock unit agreements, the Company repurchased 294,031, 263,137 and 236,446 shares of common stock at cost with a total value of $21.7 million, $16.4 million and $14.8 million during fiscal years 2017, 2016 and 2015, respectively. The shares of common stock repurchased during fiscal years 2017 and 2016 and the fourth quarter of fiscal year 2015 were immediately retired. These retired shares remain as authorized stock; however they are considered to be unissued. The retirement of treasury stock had no impact on the Company’s total consolidated stockholders’ equity.

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

During fiscal years 2017, 2016 and 2015, the Company settled certain foreign exchange contracts and in connection therewith for each year recognized an insignificant gain or loss recorded in cost of revenues based on the nature of the underlying transactions. The fair value of the Company’s foreign currency forward contracts was an insignificant amount recorded as an accrued liability as of March 31, 2017 and as an other current asset as of March 31, 2016. The notional value of foreign currency forward contracts outstanding as of March 31, 2017 and 2016 was $2.6 million and $5.0 million, respectively.

At March 31, 2017 the estimated net amount of unrealized gains or losses related to foreign currency forward contracts that was expected to be reclassified to earnings within the next 12 months was insignificant. The Company’s foreign currency forward contracts outstanding as of March 31, 2017 will mature within approximately 24 to 36 months from their inception. There were no gains or losses from ineffectiveness of these derivative instruments recorded for fiscal years 2017, 2016 and 2015.

Foreign currency

In general, the functional currency of a foreign operation is deemed to be the local country’s currency. Consequently, assets and liabilities of operations outside the United States are generally translated into

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. dollars, and the effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income within ViaSat, Inc. stockholders’ equity.

Revenue recognition

A substantial portion of the Company’s revenues is derived from long-term contracts requiring development and delivery of complex equipment built to customer specifications. Sales related to long-term contracts are accounted for under the authoritative guidance for the percentage-of-completion method of accounting (ASC 605-35). Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred related to the contract, or as products are shipped under the units-of-delivery method. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. During fiscal years 2017, 2016 and 2015, the Company recorded losses of approximately $6.0 million, $5.1 million and $0.6 million, respectively, related to loss contracts.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Collections in excess of revenues and deferred revenues represent cash collected from customers in advance of revenue recognition and are recorded in accrued liabilities for obligations within the next 12 months. Amounts for obligations extending beyond 12 months are recorded within other liabilities in the consolidated financial statements.

Contract costs on U.S. government contracts are subject to audit and review by the Defense Contracting Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. government agencies, as well as negotiations with U.S. government representatives. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal year 2016. As of March 31, 2017, the DCAA had completed its incurred cost audit for fiscal year 2004 and approved the Company’s incurred cost claims for fiscal years 2005 through 2015 without further audit. Although the Company has recorded contract revenues subsequent to fiscal year 2015 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of March 31, 2017 and 2016, the Company had $1.8 million and $2.5 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts (see Note 13).

Advertising costs

In accordance with the authoritative guidance for advertising costs (ASC 720-35), advertising costs are expensed as incurred and included in SG&A expenses. Advertising expenses for fiscal years 2017, 2016 and 2015 were $4.8 million, $12.2 million and $17.0 million, respectively.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commissions

The Company compensates third parties based on specific commission programs directly related to certain product and service sales, and these commissions costs are expensed as incurred.

Stock-based compensation

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes expense on a straight-line basis over the employee’s requisite service period. Stock-based compensation expense is recognized in the consolidated statements of operations and comprehensive income for fiscal years 2017, 2016 and 2015 only for those awards ultimately expected to vest, with forfeitures estimated at the date of grant. The authoritative guidance for share-based payments requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

At March 31, 2017 and 2016, deferred rent included in other long-term liabilities in the Company’s consolidated balance sheets was $10.7 million and $8.8 million, respectively.

Income taxes

Accruals for uncertain tax positions are provided for in accordance with the authoritative guidance for accounting for uncertainty in income taxes (ASC 740). The Company may recognize the tax benefit from an

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s analysis of the need for a valuation allowance on deferred tax assets considered historical as well as forecasted future operating results. In addition, the Company’s evaluation considered other factors, including the Company’s contractual backlog, the Company’s history of positive earnings, current earnings trends assuming the Company’s satellite services segment continues to grow, taxable income adjusted for certain items, and forecasted income by jurisdiction. The Company also considered the period over which these net deferred tax assets can be realized and the Company’s history of not having federal tax loss carryforwards expire unused.

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

Segment reporting

The Company’s reporting segments, namely its satellite services, commercial networks and government systems segments, are primarily distinguished by the type of customer and the related contractual requirements. The Company’s satellite services segment provides satellite-based broadband services to customers, enterprises, commercial airlines and mobile broadband customers. The Company’s commercial networks segment develops and offers advanced satellite and wireless broadband platforms, ground networking equipment, radio frequency and advanced microwave solutions, ASIC chip design, satellite payload development and space-to-earth connectivity systems, some of which are ultimately used by the Company’s satellite services segment. The Company’s government systems segment develops and offers network-centric, Internet Protocol (IP)-based fixed and mobile secure government communications systems, products, services and solutions and provides global mobile broadband service and product offerings. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the satellite services and commercial networks segments. The Company’s segments are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance (see Note 15).

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent authoritative guidance

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer. This guidance will replace most existing revenue recognition guidance and will be effective for the Company beginning in fiscal year 2019, including interim periods within that reporting period, based on the FASB decision in July 2015 (ASU 2015-14, Revenue from Contracts with Customers — Deferral of the Effective Date) to delay the effective date of the new revenue recognition standard by one year, but providing entities a choice to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which clarifies the implementation guidance on identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which provides practical expedient for contract modifications and clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transition. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which provides for correction or improvement to the guidance previously issued in ASU 2014-09. These standards permit the use of either the retrospective or cumulative effect transition method. The Company currently plans to adopt the standard in fiscal year 2019 using the “modified retrospective method.” Under that method, the Company will apply the rules to all contracts existing as of April 1, 2018, recognizing in beginning retained earnings an adjustment for the cumulative effect of the change and providing additional disclosures comparing results to previous accounting standards.

Upon initial evaluation, the Company believes the key changes in the standard that impact its revenue recognition relate to the deferral of commissions in the Company’s satellite service segment, which are currently expensed as incurred under the current standard. The requirement to defer incremental contract acquisition costs and recognize them with the transfer of the related good or service will result in the recognition of a deferred charge on the Company’s consolidated balance sheet and corresponding impact to the Company’s consolidated statement of operations and comprehensive income.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (ASC 810): Amendments to the Consolidation Analysis. ASU 2015-02 amended the process that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance became effective for the Company beginning in the first quarter of fiscal year 2017 and did not have a material impact on the Company’s consolidated financial statements and disclosures.

In April 2015, the FASB issued ASU 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, which provides additional guidance to ASU 2015-03, which did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 noted that staff of the Securities and Exchange Commission (the SEC) would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This new guidance became effective for the Company beginning in the first quarter of fiscal year 2017 and was applied on a retrospective basis, wherein the consolidated balance sheet of each individual period presented was adjusted to reflect the period-specific effects of applying the new guidance. As a result, the Company reclassed unamortized debt issuance costs related to the Company’s 2020 Notes and the Ex-Im Credit Facility from prepaid expenses and other current assets and from other assets (long-term) to senior notes, net, and other long-term debt, net, respectively, within its consolidated balance sheet as of March 31, 2016. In accordance with ASU 2015-15, the Company has elected to continue to present debt issuance costs related to the Revolving Credit Facility as an asset and subsequently amortize the deferred debt issuance costs over the term of the Revolving Credit Facility arrangement.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 simplifies the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first out or the retail inventory method. Under the new standard, in-scope inventory should be measured at the lower of cost and net realizable value. The new standard should be applied prospectively and will become effective for the Company in fiscal year 2018, with early adoption permitted. The Company elected to adopt this guidance on a prospective basis in the fourth quarter of fiscal year 2017 and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Income Taxes, which requires entities to classify deferred tax liabilities and assets as non-current in a classified balance sheet. The new guidance can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. ASU 2015-17 will become effective for the Company in fiscal year 2018,

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with early adoption permitted. During the fourth quarter of fiscal year 2016, the Company early adopted this standard retrospectively and reclassified all of its current deferred tax assets to non-current deferred tax assets on its consolidated balance sheets for all periods presented.

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

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718). ASU 2016-09 simplifies various aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance will become effective for the Company beginning in fiscal year 2018, with early adoption permitted. The Company will adopt this guidance in the first quarter of fiscal year 2018. On a prospective basis the Company will recognize excess tax benefits or deficiencies on vesting or settlement of awards as an income tax benefit or provision within net income (loss) and the related cash flows classified within operating activities. With respect to the forfeiture accounting policy election, the Company expects to elect to account for forfeitures as they occur, adopted on a modified retrospective basis as a cumulative effect adjustment

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to retained earnings. The Company does not expect the election to account for forfeitures as they occur to have a material impact on the Company’s consolidated financial statements and disclosures. See Note 8 for additional information regarding the impact of the adoption of this guidance.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326). ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The new guidance will become effective for the Company beginning in fiscal year 2021, with early adoption permitted. The new guidance is required to be applied on a modified-retrospective basis. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other: Simplifying the Test for Goodwill Impairment (Topic 350). ASU 2017-04 removes Step 2 from the goodwill impairment test. The standard will become effective for the Company beginning in fiscal year 2021, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In February 2017, the FASB issued ASU 2017-05, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU 2017-05 clarifies the scope and accounting of a financial asset that meets the definition of an “in-substance nonfinancial asset” and defines the term “in-substance nonfinancial asset.” ASU 2017-05 also adds guidance for partial sales of nonfinancial assets. The standard will become effective for the Company in fiscal year 2019, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In March 2017, the FASB issued ASU 2017-08, Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. ASU 2017-08 amends the amortization period for certain callable debt securities held at a premium. The amendments require the premium to be amortized to the earliest call date. The standard will become effective for the Company beginning in fiscal year 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The standard will become effective for the Company beginning in fiscal year 2019, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Composition of Certain Balance Sheet Captions

	As of March 31, 2017	As of March 31, 2016
	(In thousands)
Accounts receivable, net:
Billed	$145,626	$146,309
Unbilled	119,565	141,568
Allowance for doubtful accounts	(1,470)	(1,153)

	$263,721	$286,724

Inventories:
Raw materials	$56,096	$46,757
Work in process	25,820	27,200
Finished goods	81,285	71,204

	$163,201	$145,161

Prepaid expenses and other current assets:
Prepaid expenses	$51,856	$41,784
Other	5,980	5,799

	$57,836	$47,583

Satellites, net:
Satellites (estimated useful life of 10-17 years)	$559,380	$559,094
Capital lease of satellite capacity — Anik F2 (estimated useful life of 10 years)	99,090	99,090
Satellites under construction	776,354	515,696

	1,434,824	1,173,880
Less: accumulated depreciation and amortization	(326,554)	(275,683)

	$1,108,270	$898,197

Property and equipment, net:
Equipment and software (estimated useful life of 2-7 years)	$679,008	$568,663
CPE leased equipment (estimated useful life of 4-5 years)	271,917	260,409
Furniture and fixtures (estimated useful life of 7 years)	30,539	25,501
Leasehold improvements (estimated useful life of 2-17 years)	80,727	71,895
Building (estimated useful life of 24 years)	8,923	8,923
Land	14,573	41,960
Construction in progress	116,902	73,535

	1,202,589	1,050,886
Less: accumulated depreciation	(661,981)	(563,976)

	$540,608	$486,910

Other assets:
Investment in unconsolidated affiliate	$141,894	$—
Deferred income taxes	134,764	134,721
Capitalized software costs, net	203,686	163,061
Patents, orbital slots and other licenses, net	16,500	16,900
Other	32,522	25,323

	$529,366	$340,005

Accrued liabilities:
Collections in excess of revenues and deferred revenues	$76,682	$64,624
Accrued employee compensation	41,691	35,056
Accrued vacation	33,214	28,646
Warranty reserve, current portion	7,796	7,867
Current portion of other long-term debt	288	274
Other	65,576	47,877

	$225,247	$184,344

Other liabilities:
Deferred revenue, long-term portion	$4,617	$5,470
Deferred rent, long-term portion	10,743	8,808
Warranty reserve, long-term portion	3,262	3,567
Satellite performance incentives obligation, long-term portion	19,164	19,514
Deferred income taxes, long-term	1,936	12
Other	3,000	—

	$42,722	$37,371

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

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and assets measured at fair value on a recurring basis as of March 31, 2016. The Company had no liabilities measured at fair value on a recurring basis as of March 31, 2016:

	Fair Value as of March 31, 2017	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$2,003	$2,003	$—	$—

Total assets measured at fair value on a recurring basis	$2,003	$2,003	$—	$—

Liabilities:
Foreign currency forward contracts	$96	$—	$96	$—

Total liabilities measured at fair value on a recurring basis	$96	$—	$96	$—

	Fair Value as of March 31, 2016	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$2,003	$2,003	$—	$—
Foreign currency forward contracts	196	—	196	—

Total assets measured at fair value on a recurring basis	$2,199	$2,003	$196	$—

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Long-term debt — The Company’s long-term debt consists of borrowings under its Revolving Credit Facility and Ex-Im Credit Facility, as well as $575.0 million in aggregate principal amount of 2020 Notes. Long-term debt related to the Revolving Credit Facility is reported at the outstanding principal amount of borrowings, while long-term debt related to the Ex-Im Credit Facility and 2020 Notes is reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. As of March 31, 2017 and 2016, the fair value of the Company’s outstanding long-term debt related to the 2020 Notes was determined using quoted prices in active markets (Level 1) and was $587.9 million and $597.3 million, respectively. The fair value of the Company’s long-term debt related to the Revolving Credit Facility approximates its carrying amount due to its variable interest rate, which approximates a market interest rate. As of March 31, 2017 and 2016, the fair value of the Company’s long-term debt related to the Ex-Im Credit Facility was determined based on a discounted cash flow analysis using observable market interest rates for instruments with similar terms (Level 2) and was approximately $297.2 million and $219.9 million, respectively.

Satellite performance incentives obligation — The Company’s contract with the manufacturer of ViaSat-1 requires the Company to make monthly in-orbit satellite performance incentive payments, including interest at 7.0%, over a 15-year period from December 2011 to December 2026, subject to the continued satisfactory performance of the satellite. The Company recorded the net present value of these expected future payments as a liability and as a component of the cost of the satellite. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentives on a recurring basis. The fair value of the Company’s outstanding satellite performance incentives is estimated to approximate their carrying value based on current rates (Level 2). As of each of March 31, 2017 and 2016, the Company’s estimated satellite performance incentives obligation and accrued interest was $21.8 million and $22.0 million, respectively.

Note 4 — Goodwill and Acquired Intangible Assets

During fiscal year 2017, the Company’s goodwill increased by $2.8 million, which reflected $3.8 million of goodwill acquired in connection with the acquisition of Arconics during the third quarter of fiscal year 2017, which was recorded in the Company’s satellite services segment. The increase was partially offset by the effects of foreign currency translation recorded within all three of the Company’s segments. During fiscal year 2016, the Company’s goodwill decreased by an insignificant amount related to the effects of foreign currency translation recorded mainly within the Company’s government systems and commercial networks segments.

During fiscal year 2017, $19.3 million of the increase in other acquired intangibles related to the acquisition of Arconics recorded during the third quarter of fiscal year 2017 in the Company’s satellite services segment. All other amounts recorded related to the acquisition of Arconics were not significant. During fiscal year 2016, $7.7 million of the increase in the Company’s other acquired intangible assets related to the acquisition of Engreen recorded within the Company’s commercial networks segment. All other amounts recorded related to the acquisition of Engreen were not significant. Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of two to ten years. Amortization expense related to other acquired intangible assets was $10.8 million, $16.4 million and $18.0 million for the fiscal years ended March 31, 2017, March 31, 2016 and April 3, 2015, respectively.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of international businesses acquired. Expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
Expected for fiscal year 2018	$11,733
Expected for fiscal year 2019	9,076
Expected for fiscal year 2020	7,312
Expected for fiscal year 2021	4,993
Expected for fiscal year 2022	3,171
Thereafter	5,392

$41,677

The allocation of the other acquired intangible assets and the related accumulated amortization as of March 31, 2017 and 2016 is as follows:

	Weighted Average Useful Life	As of March 31, 2017			As of March 31, 2016
		Total	Accumulated Amortization	Net book Value	Total	Accumulated Amortization	Net book Value
	(In years)	(In thousands)
Technology	6	$87,592	$(62,749)	$24,843	$74,848	$(59,921)	$14,927
Contracts and customer relationships	7	103,034	(89,083)	13,951	99,499	(83,928)	15,571
Satellite co-location rights	9	8,600	(6,743)	1,857	8,600	(5,818)	2,782
Trade name	3	5,940	(5,940)	—	5,940	(5,918)	22
Other	6	9,925	(8,899)	1,026	8,717	(8,415)	302

Total other acquired intangible assets		$215,091	$(173,414)	$41,677	$197,604	$(164,000)	$33,604

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of March 31, 2017 and 2016:

	As of March 31, 2017	As of March 31, 2016
	(In thousands)
Senior Notes
2020 Notes	$575,000	$575,000
Unamortized premium and debt issuance costs on the 2020 Notes, net (2)	380	304

Total senior notes, net	575,380	575,304
Less: current portion of the senior notes	—	—

Total senior notes long-term, net	575,380	575,304

Other Long-Term Debt
Revolving Credit Facility	—	180,000
Ex-Im Credit Facility (1)	304,134	218,157
Unamortized discount and debt issuance costs on the Ex-Im Credit Facility (1) (2)	(31,031)	(28,221)
Other	288	562

Total other long-term debt, net	273,391	370,498
Less: current portion of other long-term debt, net	288	274

Other long-term debt, net	273,103	370,224

Total debt, net	848,771	945,802
Less: current portion	288	274

Long-term debt, net	$848,483	$945,528

(1)	As of March 31, 2017, included in Ex-Im Credit Facility and in unamortized discount and debt issuance costs on the Ex-Im Credit Facility was $29.5 million and $23.0 million, respectively, relating to the exposure fees accrued as of such date expected to be financed under the Ex-Im Credit Facility. As of March 31, 2016, included in Ex-Im Credit Facility and in unamortized discount and debt issuance costs on the Ex-Im Credit Facility was $21.0 million and $18.7 million, respectively, relating to the exposure fees accrued as of such date expected to be financed under the Ex-Im Credit Facility.
(2)	During the first quarter of fiscal year 2017, the Company adopted ASU 2015-03. The retrospective basis adoption of this guidance resulted in reclassification of unamortized debt issuance costs as a direct deduction from the carrying amount of the Company’s 2020 Notes and the Ex-Im Credit Facility, respectively, consistent with unamortized discount, as of March 31, 2016.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated aggregate amounts and timing of payments on the Company’s long-term debt obligations as of March 31, 2017 for the next five fiscal years and thereafter were as follows (excluding the effects of premium accretion on the 2020 Notes and discount accretion under the Ex-Im Credit Facility):

For the Fiscal Years Ending
(In thousands)
2018	$288
2019	38,017
2020	38,017
2021	613,017
2022	38,017
Thereafter	152,066

879,422
Plus: unamortized premium (discount)	(30,651)

Total	$848,771

Revolving Credit Facility

As of March 31, 2017, the Revolving Credit Facility provided an $800.0 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of May 24, 2021 (or March 16, 2020, if more than $200.0 million of the Company’s 2020 Notes are then outstanding and certain conditions are met).

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. The Company has capitalized certain amounts of interest expense on the Revolving Credit Facility in connection with the construction of various assets during the construction period. The Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Revolving Credit Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of March 31, 2017, none of the Company’s subsidiaries guaranteed the Revolving Credit Facility.

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

The Company was in compliance with its financial covenants under the Revolving Credit Facility as of March 31, 2017. At March 31, 2017, the Company had no outstanding borrowings under the Revolving Credit Facility and $38.6 million outstanding under standby letters of credit, leaving borrowing availability under the Revolving Credit Facility as of March 31, 2017 of $761.4 million.

Ex-Im Credit Facility

As of March 31, 2017, the Ex-Im Credit Facility provided a $386.7 million senior secured direct loan facility, $343.1 million of which can be used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remainder used to finance the total exposure fees incurred under the Ex-Im Credit Facility of up to $43.6 million (depending on the total amount of financing borrowed under the Ex-Im Credit Facility). On May 17, 2017, subsequent to fiscal year end, the Company reduced the size of the Ex-Im Credit Facility by $24.3 million from

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$386.7 million to $362.4 million in light of the April 2017 amendment to the Boeing satellite construction agreement described in Note 12 below (which replaced the remaining milestone payments for the satellite under the agreement with approximately $21.0 million of in-orbit satellite performance incentive payments, excluding interest, payable monthly over a nine-year period commencing one month after the completion of in-orbit testing, subject to the continued satisfactory performance of the satellite) and certain project cost reductions.

Borrowings under the Ex-Im Credit Facility bear interest at a fixed rate of 2.38% and are required to be repaid in 16 approximately equal semi-annual installments, commencing approximately six months after the in-orbit acceptance date of the ViaSat-2 satellite (or, if earlier, on April 15, 2018), with a maturity date of October 15, 2025. Exposure fees of $6.0 million were incurred in connection with the initial borrowing under the Ex-Im Credit Facility, with the remaining exposure fees payable by the in-orbit acceptance date for ViaSat-2. Exposure fees under the Ex-Im Credit Facility are amortized using the effective interest rate method. The effective interest rate on the Company’s outstanding borrowings under the Ex-Im Credit Facility, which takes into account estimated timing and amount of borrowings, exposure fees, debt issuance costs and other fees, was estimated to be between 4.4% and 4.5% as of March 31, 2017. The Ex-Im Credit Facility is guaranteed by ViaSat and is secured by first-priority liens on the ViaSat-2 satellite and related assets, as well as a pledge of the capital stock of the borrower under the facility.

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

The Company was in compliance with its financial covenants under the Ex-Im Credit Facility as of March 31, 2017. At March 31, 2017, the Company had $274.6 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility and had accrued $29.5 million in completion exposure fees expected to be financed under the Ex-Im Credit Facility. As of March 31, 2017, the undrawn commitment under the Ex-Im Credit Facility was $82.5 million (excluding $29.5 million of accrued completion exposure fees), of which $74.4 million was available to finance ViaSat-2 related costs once incurred (prior to giving effect to the $24.3 million reduction in the size of the Ex-Im Credit Facility subsequent to fiscal year end described above). Borrowings under the Ex-Im Credit Facility were issued with a discount of $36.6 million (comprising the initial $6.0 million exposure fee, the completion exposure fees accrued as of March 31, 2017 and other customary fees). Borrowings under the Ex-Im Credit Facility are recorded as long-term debt, net of unamortized discount and debt issuance costs, in the Company’s consolidated financial statements. The discount and deferred financing cost associated with the issuance of the borrowings under the Ex-Im Credit Facility is amortized to interest expense on an effective interest rate basis over the term of the borrowings under the Ex-Im Credit Facility.

Senior Notes due 2020

In February 2012, the Company issued $275.0 million in principal amount of 2020 Notes in a private placement to institutional buyers, which were exchanged in August 2012 for substantially identical 2020 Notes that had been registered with the SEC. These initial 2020 Notes were issued at face value and are recorded as long-term debt in the Company’s consolidated financial statements. In October 2012, the Company issued an additional $300.0 million in principal amount of 2020 Notes in a private placement to institutional buyers at an issue price of 103.50% of the principal amount, which were exchanged in January 2013 for substantially identical 2020 Notes that had been registered with the SEC. The 2020 Notes are all treated as a single class. The 2020 Notes bear interest at the rate of 6.875% per year, payable semi-annually in cash in arrears, which interest payments commenced in June 2012. Debt issuance costs associated with the issuance of the 2020 Notes are amortized to interest expense on a straight-line basis over the term of the 2020 Notes, the results of which are not materially different from the effective interest rate basis. The $10.5 million premium the Company received in

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

connection with the issuance of the additional 2020 Notes is recorded as long-term debt in the Company’s consolidated financial statements and is being amortized as a reduction to interest expense on an effective interest rate basis over the term of those 2020 Notes. The 2020 Notes are recorded as long-term debt, net of unamortized premium and debt issuance costs, in the Company’s consolidated financial statements.

The 2020 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of March 31, 2017, none of the Company’s subsidiaries guaranteed the 2020 Notes. The 2020 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2020 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2020 Notes, and are senior in right of payment to all of their existing and future subordinated indebtedness.

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

The 2020 Notes may be redeemed, in whole or in part, at any time during the 12 months beginning on June 15, 2016 at a redemption price of 103.438%, during the 12 months beginning on June 15, 2017 at a redemption price of 101.719%, and at any time on or after June 15, 2018 at a redemption price of 100%, in each case plus accrued and unpaid interest, if any, thereon to the redemption date.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Total stock-based compensation expense recognized in accordance with the authoritative guidance for share-based payments was as follows:

	Fiscal Years Ended
	March 31, 2017	March 31, 2016	April 3, 2015
	(In thousands)
Stock-based compensation expense before taxes	$55,775	$47,510	$39,353
Related income tax benefits	(21,057)	(18,089)	(14,889)

Stock-based compensation expense, net of taxes	$34,718	$29,421	$24,464

For fiscal years 2017, 2016 and 2015 the Company recorded no incremental tax benefits from stock options exercised and restricted stock unit awards vesting as the excess tax benefit from stock options exercised and restricted stock unit awards vesting increased the Company’s net operating loss carryforward.

The Company has no awards with market or performance conditions. The compensation cost that has been charged against income for the Equity Participation Plan under the authoritative guidance for share-based payments was $52.6 million, $45.2 million and $37.2 million, and for the Employee Stock Purchase Plan was $3.1 million, $2.3 million and $2.1 million, for the fiscal years ended March 31, 2017, March 31, 2016 and April 3, 2015, respectively. The Company capitalized $6.6 million, $5.6 million and $2.5 million of stock-based compensation expense as a part of the cost for software development for resale included in other assets and as a part of the equipment and software for the internal use included in property, equipment and satellites for fiscal years 2017, 2016 and 2015, respectively.

As of March 31, 2017, total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Equity Participation Plan (including stock options and restricted stock units) and

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Employee Stock Purchase Plan was $158.9 million and $0.9 million, respectively. These costs are expected to be recognized over a weighted average period of 2.7 years and 2.8 years, for stock options and restricted stock units, respectively, under the Equity Participation Plan and less than six months for the Employee Stock Purchase Plan.

Stock options and employee stock purchase plan. The Company’s employee stock options typically have a simple four-year vesting schedule and a six year contractual term. The weighted average estimated fair value of employee stock options granted and employee stock purchase plan shares issued during fiscal year 2017 was $23.62 and $16.27 per share, respectively, during fiscal year 2016 was $20.35 and $13.37 per share, respectively, and during fiscal year 2015 was $22.22 and $14.18 per share, respectively, using the Black-Scholes model with the following weighted average assumptions (annualized percentages):

	Employee Stock Options			Employee Stock Purchase Plan
	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
Volatility	33.4%	32.9%	34.0%	31.1%	24.6%	30.6%
Risk-free interest rate	1.7%	1.7%	1.7%	0.5%	0.3%	0.1%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected life	5.5 years	5.5 years	5.5 years	0.5 years	0.5 years	0.5 years

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

A summary of employee stock option activity for fiscal year 2017 is presented below:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)
Outstanding at March 31, 2016	1,833,437	$54.07
Options granted	463,000	70.09
Options canceled	(19,125)	64.66
Options exercised	(273,050)	44.37

Outstanding at March 31, 2017	2,004,262	$58.99	3.53	$13,283

Vested and exercisable at March 31, 2017	1,011,200	$52.19	2.31	$12,147

The total intrinsic value of stock options exercised during fiscal years 2017, 2016 and 2015 was $8.3 million, $14.5 million and $28.9 million, respectively. All options issued under the Company’s stock option plans have an exercise price equal to the fair market value of the Company’s stock on the date of the grant.

Restricted stock units. Restricted stock units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. There is no exercise price and no

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

monetary payment required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock units generally vest over four years. Compensation cost for these awards is based on the fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. For fiscal years 2017, 2016 and 2015, the Company recognized $44.9 million, $38.4 million and $31.4 million, respectively, in stock-based compensation expense related to these restricted stock unit awards.

The per unit weighted average grant date fair value of restricted stock units granted during fiscal years 2017, 2016 and 2015 was $69.99, $61.81 and $65.20, respectively. A summary of restricted stock unit activity for fiscal year 2017 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding at March 31, 2016	2,369,339	$59.39
Awarded	1,195,961	69.99
Forfeited	(93,330)	66.01
Released	(792,616)	57.44

Outstanding at March 31, 2017	2,679,354	$64.47

Vested and deferred at March 31, 2017	148,503	$38.19

The total fair value of shares vested related to restricted stock units during the fiscal years 2017, 2016 and 2015 was $58.4 million, $43.8 million and $30.6 million, respectively.

Note 7 — Shares Used In Computing Diluted Net Income Per Share

	Fiscal Years Ended
	March 31, 2017	March 31, 2016	April 3, 2015
	(In thousands)
Weighted average:
Common shares outstanding used in calculating basic net income per share attributable to ViaSat, Inc. common stockholders	52,318	48,464	47,139
Options to purchase common stock as determined by application of the treasury stock method	246	281	475
Restricted stock units to acquire common stock as determined by application of the treasury stock method	658	533	515
Potentially issuable shares in connection with certain terms of the ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan	174	167	156

Shares used in computing diluted net income per share attributable to ViaSat, Inc. common stockholders	53,396	49,445	48,285

Antidilutive shares relating to stock options excluded from the calculation comprised 582,315, 810,231 and 451,038 shares for the fiscal years ended March 31, 2017, March 31, 2016 and April 3, 2015, respectively. Antidilutive shares relating to restricted stock units excluded from the calculation comprised 24, 4,138 and 285,481 for the fiscal years ended March 31, 2017, March 31, 2016 and April 3, 2015, respectively.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Income Taxes

The components of income before income taxes by jurisdiction are as follows:

	Fiscal Years Ended
	March 31, 2017	March 31, 2016	April 3, 2015
	(In thousands)
United States	$29,649	$20,280	$58,185
Foreign	(4,265)	(2,683)	(4,467)

	$25,384	$17,597	$53,718

The provision for (benefit from) income taxes includes the following:

	Fiscal Years Ended
	March 31, 2017	March 31, 2016	April 3, 2015
	(In thousands)
Current tax (benefit) provision
Federal	$2,041	$132	$(216)
State	1,167	543	1,507
Foreign	600	148	115

	3,808	823	1,406

Deferred tax (benefit) provision
Federal	4,410	2,266	14,546
State	(4,509)	(7,090)	(1,477)
Foreign	(92)	(172)	(648)

	(191)	(4,996)	12,421

Total provision for (benefit from) income taxes	$3,617	$(4,173)	$13,827

Significant components of the Company’s net deferred tax assets are as follows:

	As of
	March 31, 2017	March 31, 2016
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$202,752	$222,332
Tax credit carryforwards	145,369	129,333
Other	74,962	64,459
Valuation allowance	(17,728)	(17,089)

Total deferred tax assets	405,355	399,035
Deferred tax liabilities:
Intangible assets	(98,099)	(82,295)
Property, equipment and satellites	(174,428)	(182,030)

Total deferred tax liabilities	(272,527)	(264,325)

Net deferred tax assets	$132,828	$134,710

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the provision for (benefit from) income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Fiscal Years Ended
	March 31, 2017	March 31, 2016	April 3, 2015
	(In thousands)
Tax provision at federal statutory rate	$8,885	$6,167	$18,808
State tax provision, net of federal benefit	1,681	1,197	4,014
Tax credits, net of valuation allowance	(15,121)	(16,016)	(14,055)
Non-deductible compensation	2,659	2,457	1,966
Non-deductible transaction costs	645	30	154
Non-deductible meals and entertainment	794	751	759
Stock-based compensation	886	551	478
Change in state effective tax rate	417	(354)	508
Foreign effective tax rate differential, net of valuation allowance	2,391	859	898
Other	380	185	297

Total provision for (benefit from) income taxes	$3,617	$(4,173)	$13,827

As of March 31, 2017, the Company had federal and state research credit carryforwards of $109.6 million and $113.8 million, respectively, which begin to expire in fiscal year 2026 and fiscal year 2018, respectively. As of March 31, 2017, the Company had alternative minimum tax (AMT) and foreign tax credit (FTC) carryforwards of $0.4 million and $1.3 million, respectively. The AMT credit does not expire and the FTC begins to expire in fiscal year 2021. As of March 31, 2017, the Company had federal and state net operating loss carryforwards of $673.6 million and $556.0 million, respectively, which begin to expire in fiscal year 2020 and fiscal year 2018, respectively.

The Company recognizes excess tax benefits associated with share-based compensation to stockholders’ equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, the Company follows the with-and-without approach excluding any indirect effects of the excess tax deductions. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company. During fiscal year 2017, the Company did not realize any excess tax benefits. As of March 31, 2017, the Company had $58.7 million of unrealized excess tax benefits associated with share-based compensation. In accordance with ASU 2016-09, these excess tax benefits not previously recognized are recorded and simultaneously reviewed for realization, on a modified retrospective basis through a cumulative effect adjustment to retained earnings as of the beginning of the first quarter of fiscal year 2018. On a prospective basis, the Company will recognize excess tax benefits or deficiencies on vesting or settlement of awards as an income tax benefit or provision within net income (loss) and the related cash flows classified within operating activities.

In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Future realization of existing deferred tax assets ultimately depends on future profitability and the existence of sufficient taxable income of appropriate character (for example, ordinary income versus capital gains) within the carryforward period available under tax law. In the event that the Company’s estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established which would cause a decrease to income in the period such determination is made. A valuation allowance of $17.7 million at March 31, 2017 and $17.1 million at March 31,

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2016 has been established relating to state net operating loss carryforwards and research credit carryforwards that, based on management’s estimate of future taxable income attributable to certain states and generation of additional research credits, are considered more likely than not to expire unused.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	As of
	March 31, 2017	March 31, 2016	April 3, 2015
	(In thousands)
Balance, beginning of fiscal year	$45,080	$41,769	$37,395
(Decrease) increase related to prior year tax positions	(421)	(586)	524
Increases related to current year tax positions	4,407	3,897	3,897
Statute expirations	—	—	(47)

Balance, end of fiscal year	$49,066	$45,080	$41,769

Of the total unrecognized tax benefits at March 31, 2017, $40.2 million would reduce the Company’s annual effective tax rate if recognized, subject to valuation allowance consideration.

In the next 12 months it is reasonably possible that the amount of unrecognized tax benefits will not change significantly.

The Company is subject to periodic audits by domestic and foreign tax authorities. By statute, the Company’s U.S. federal income tax returns are subject to examination by the Internal Revenue Service (“IRS”) for fiscal years 2014 through 2016. Additionally, tax credit carryovers that were generated in prior years and utilized in these years may also be subject to examination by the IRS. With few exceptions, fiscal years 2013 to 2016 remain open to examination by state and foreign taxing jurisdictions. The Company believes that it has appropriate support for the income tax positions taken on its tax returns and its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest or penalties associated with uncertain tax positions as of March 31, 2017 and 2016.

Note 9 — Strategic Partnering Arrangement

On March 3, 2017, the Company consummated its strategic partnering arrangement with Eutelsat for the ownership and operation of satellite broadband infrastructure and equipment, and provision of satellite-based broadband internet services in the European region. At the closing of the transaction, Eutelsat contributed and transferred assets relating to its existing wholesale satellite broadband business (including its KA-SAT satellite) to Euro Infrastructure Co. in exchange for the issuance of new shares in such subsidiary, and immediately following such contribution and issuance, the Company purchased 49% of the issued shares of Euro Infrastructure Co. from Eutelsat for cash consideration of $139.5 million. The Company’s total net cash outlay for our investment in Euro Infrastructure Co., including approximately $2.4 million of transaction costs, was approximately $141.9 million. Also at the closing, Eutelsat purchased 49% of the issued shares of a subsidiary of the Company, Euro Retail Co. for an immaterial amount. Under the strategic partnering arrangement, Euro Infrastructure Co. owns and operates the KA-SAT satellite and related assets and offers wholesale satellite capacity services in the European region, and Euro Retail Co. purchases wholesale satellite capacity services and offers retail satellite-based broadband internet services in the European region. Also at the closing, the Company and Eutelsat entered into shareholders’ agreements and other ancillary agreements with respect to the ownership, management and operation of the two entities (see Note 10 for more information).

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Equity Method Investments and Related Party Transactions

Eutelsat strategic partnering arrangement

In March 2017, the Company acquired a 49% interest in Euro Infrastructure Co. The Company’s investment in Euro Infrastructure Co. is accounted for under the equity method and the total investment, including basis difference allocated to tangible assets, identifiable intangible assets, deferred income taxes and goodwill, is classified as a single line item, as an investment in unconsolidated affiliate, on the Company’s consolidated balance sheets. The Company will record its proportionate share of the results of Euro Infrastructure Co., and any related basis difference amortization expense, within equity in earnings (losses) of unconsolidated affiliate, net, one quarter in arrears. Therefore, the Company’s share of the results of Euro Infrastructure Co. (from and after the date of the Company’s investment in Euro Infrastructure Co. on March 3, 2017) will be included in the Company’s consolidated financial statements commencing in the first quarter of fiscal year 2018. The Company’s investment in Euro Infrastructure Co. is presented at cost of investment plus its accumulated proportional share of income or loss less any distributions it has received.

The difference between the Company’s carrying value of its investment in Euro Infrastructure Co. and its proportionate share of the net assets of Euro Infrastructure Co. as of March 3, 2017 is summarized as follows:

(In thousands)
Carrying value of investment in Euro Infrastructure Co.	$141,894
Proportionate share of net assets of Euro Infrastructure Co	127,393

Excess carrying value of investment over proportionate share of net assets	$14,501

The excess carrying value has been primarily assigned to:
Goodwill	$20,791
Identifiable intangible assets	12,379
Tangible asset	(20,241)
Deferred income taxes	1,572

$14,501

The identifiable intangible assets have useful lives up to 11 years and a weighted average useful life of approximately ten years, and tangible assets have useful lives up to 11 years and a weighted average useful life of approximately 11 years. The preliminary allocation is subject to revision as more detailed analysis is completed and additional information on the assets and liabilities of Euro Infrastructure Co. as of the closing date becomes available. Any change in the net assets of Euro Infrastructure Co. will change the amount of the purchase price allocable to goodwill. Goodwill is not deductible for tax purposes.

Related party transactions

Transactions with equity method investee are considered related party transactions. Related party transactions entered into between Euro Infrastructure Co. and its subsidiaries, on the one hand, and the Company and its subsidiaries, on the other hand, in the ordinary course of business for the period from and after the date of the Company’s investment in Euro Infrastructure Co. in March 2017 and as of March 31, 2017 were insignificant.

Note 11 — Employee Benefits

The Company is a sponsor of a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code. Under the plan, the Company may make discretionary contributions to the plan which vest over

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

six years. The Company’s discretionary matching contributions to the plan are based on the amount of employee contributions and can be made in cash or the Company’s common stock at the Company’s election. Subsequent to the 2017 fiscal year end, the Company elected to settle the discretionary contributions liability in shares of the Company’s common stock, consistent with fiscal year 2016. Based on the closing price of the Company’s common stock at the 2017 fiscal year end, the Company would issue approximately 263,340 shares of common stock at this time. Discretionary contributions accrued by the Company as of March 31, 2017 and 2016 amounted to $16.8 million and $13.6 million, respectively.

Note 12 — Commitments

In May 2013, the Company entered into an agreement to purchase the ViaSat-2 satellite from The Boeing Company (Boeing) at a price of approximately $358.0 million, plus an additional amount for launch support services to be performed by Boeing. In April 2017, subsequent to the fiscal year end, the satellite construction agreement was amended to replace the remaining milestone payments for the satellite under the agreement with approximately $21.0 million of in-orbit satellite performance incentives payments, excluding interest, payable monthly over a nine-year period commencing one month after the completion of in-orbit testing, subject to the continued satisfactory performance of the satellite.

In July 2016, the Company entered into two separate agreements with Boeing for the construction and purchase of two ViaSat-3 class satellites and the integration of ViaSat’s payload technologies into the satellites at a price of approximately $368.3 million in the aggregate (subject to purchase price adjustments based on factors such as launch delay and early delivery), plus an additional amount for launch support services to be performed by Boeing. In addition, under one of these agreements, the Company has the option to order up to two additional ViaSat-3 class satellites. These agreements supersede the prior limited authorization to proceed which was entered into during the fourth quarter of fiscal year 2016. The first ViaSat-3 class satellite is expected to provide broadband services over the Americas, and the second is expected to provide broadband services over Europe, Middle East and Africa.

In addition to the satellite construction agreements described above, the Company also enters into various other satellite-related purchase commitments, including with respect to the provision of launch services, operation of our satellites and satellite insurance. As of March 31, 2017, future minimum payments under the Company’s satellite construction contracts and other satellite-related purchase commitments for the next five fiscal years and thereafter were as follows:

Fiscal Years Ending	(In thousands)
2018	$175,076
2019	207,395
2020	134,868
2021	37,673
2022	2,623
Thereafter	20,404

$578,039

In January 2008, the Company entered into several agreements with Space Systems/Loral, Inc. (SS/L), its former parent company Loral Space & Communications, Inc. (Loral) and Telesat Canada related to the Company’s ViaSat-1 satellite, which was placed into service in January 2012. The Company’s contract with SS/L requires monthly in-orbit satellite performance incentive payments, including interest, over a 15-year period from December 2011 until December 2026, subject to the continued satisfactory performance of the satellite. The Company recorded the net present value of these expected future payments as a liability and as a component of

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the cost of the satellite during the third quarter of fiscal year 2012. As of March 31, 2017, the Company’s estimated satellite performance incentives obligation and accrued interest was approximately $21.8 million, of which $2.6 million and $19.2 million have been classified current in accrued liabilities and non-current in other liabilities, respectively. Under the satellite construction contract with SS/L, the Company may incur up to $30.8 million in total costs for satellite performance incentives obligation and related interest earned over the 15-year period with potential future minimum payments of $2.3 million, $2.5 million, $2.6 million, $2.8 million and $3.1 million in fiscal years 2018, 2019, 2020, 2021 and 2022, respectively, with $17.5 million commitments thereafter.

The Company has various other purchase commitments under satellite capacity agreements which are used to provide satellite networking services to its customers for future minimum payments of approximately $33.8 million, $19.6 million, $15.8 million and $7.4 million in fiscal years 2018, 2019, 2020 and 2021, respectively, and no further minimum payments thereafter.

The Company leases office and other facilities under non-cancelable operating leases with initial terms ranging from one to 15 years which expire between fiscal year 2018 and fiscal year 2029 and provide for pre-negotiated fixed rental rates during the terms of the lease. Certain of the Company’s facilities leases contain option provisions which allow for extension of the lease terms.

For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as rent expense on a straight-line basis over the lease term as that term is defined in the authoritative guidance for leases including any option periods considered in the lease term and any periods during which the Company has use of the property but is not charged rent by a landlord (“rent holiday”). Leasehold improvement incentives paid to the Company by a landlord are recorded as a liability and amortized as a reduction of rent expense over the lease term. Total rent expense was $34.0 million, $27.7 million and $24.5 million in fiscal years 2017, 2016 and 2015, respectively.

As of March 31, 2017, future minimum lease payments for the next five fiscal years and thereafter were as follows:

Fiscal Years Ending	(In thousands)
2018	$35,858
2019	39,807
2020	39,855
2021	39,566
2022	38,118
Thereafter	170,776

$363,980

Note 13 — Contingencies and Certain Matters Resolved During Fiscal Year 2015

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, the Company believes that the resolution of its current pending matters will not have a material adverse effect on its business, financial condition, results of operations or liquidity.

In March 2016, the Company’s 52% majority-owned subsidiary TrellisWare was informed by the Civil Division of the U.S. Attorney’s Office for the Southern District of California that it was investigating TrellisWare’s eligibility for certain prior government contracts and whether TrellisWare’s conduct in connection therewith violated the False Claims Act. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information available to determine whether such accruals should be adjusted and whether new accruals are required. In February 2017, based on further developments in that investigation and TrellisWare’s discussions with the U.S. Attorney’s Office, the Company accrued a total loss contingency of $11.8 million in SG&A expenses in our government systems segment, which consisted of $11.4 million in uncharacterized damages and $0.4 million in penalties. The impact of the loss contingency on net income attributable to ViaSat, Inc. stockholders for fiscal year 2017, net of tax, was $4.0 million, with the related amount of $3.7 million recorded to net (loss) income attributable to noncontrolling interests, net of tax, while the impact on basic and diluted net income per share attributable to ViaSat, Inc. common stockholders for fiscal year 2017 was $0.08 per share and $0.07 per share, respectively. As of March 31, 2017, the total loss contingency was recorded in accrued liabilities and other long term liabilities in the consolidated balance sheet in the amounts of $8.8 million and $3.0 million, respectively. At this time, the Company cannot determine with certainty how or whether the TrellisWare investigation will conclude or whether this will be the final amount of damages and penalties.

The Company has contracts with various U.S. government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal year 2016. As of March 31, 2017, the DCAA had completed its incurred cost audit for fiscal year 2004 and approved the Company’s incurred cost claims for fiscal years 2005 through 2015 without further audit. Although the Company has recorded contract revenues subsequent to fiscal year 2015 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of March 31, 2017 and 2016, the Company had $1.8 million and $2.5 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on the status of the related contracts.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

$108,712

During fiscal year 2017, the Company recorded $27.5 million with respect to amounts realized under the Settlement Agreement, of which $26.8 million was recognized as product revenues in the Company’s satellite services segment and $0.7 million was recognized as interest income in the consolidated financial statements. During fiscal year 2016, the Company recorded $27.5 million with respect to amounts realized under the Settlement Agreement, of which $25.3 million was recognized as product revenues in the Company’s satellite services segment and $2.2 million was recognized as interest income in the consolidated financial statements. During fiscal year 2015, the Company recorded $53.7 million with respect to amounts realized under the Settlement Agreement, of which $33.0 million was recognized as product revenues and $18.7 million was recognized as a reduction to SG&A expenses in the Company’s satellite services segment, and $2.0 million was recognized as interest income in the consolidated financial statements. As of March 31, 2017 all payments pursuant to the Settlement Agreement have been recorded and no further impacts to our consolidated financial statements are anticipated related to the Settlement Agreement.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Product Warranty

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within 12 months are classified as accrued liabilities and amounts expected to be incurred beyond 12 months are classified as other liabilities in the consolidated financial statements. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, the Company bases its estimates on its experience with the technology involved and the types of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual in fiscal years 2017, 2016 and 2015.

	Fiscal Years Ended
	March 31, 2017	March 31, 2016	April 3, 2015
	(In thousands)
Balance, beginning of period	$11,434	$15,545	$17,023
Change in liability for warranties issued in period	7,815	4,327	5,725
Settlements made (in cash or in kind) during the period	(8,191)	(8,438)	(7,203)

Balance, end of period	$11,058	$11,434	$15,545

Note 15 — Segment Information

The Company’s reporting segments, comprised of the satellite services, commercial networks and government systems segments, are primarily distinguished by the type of customer and the related contractual requirements. The Company’s satellite services segment provides satellite-based broadband and related services to consumers, enterprises, commercial airlines and mobile broadband customers. The Company’s commercial networks segment develops and offers advanced satellite and wireless broadband platforms, ground networking equipment, radio frequency and advanced microwave solutions, ASIC chip design, satellite payload development and space-to-earth connectivity systems, some of which are ultimately used by the Company’s satellite services segment. The Company’s government systems segment provides global mobile broadband services to military and government users and develops and offers network-centric, IP-based fixed and mobile secure communications products and solutions. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the satellite services and commercial networks segments. The Company’s segments are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment revenues and operating profits (losses) for the fiscal years ended March 31, 2017, March 31, 2016 and April 3, 2015 were as follows:

	Fiscal Years Ended
	March 31, 2017	March 31, 2016	April 3, 2015
	(In thousands)
Revenues:
Satellite services
Product (1)	$27,711	$25,606	$33,576
Service	601,936	533,628	466,284

Total	629,647	559,234	499,860
Commercial networks
Product	211,458	228,694	331,052
Service	33,149	22,042	16,078

Total	244,607	250,736	347,130
Government systems
Product	474,767	410,521	363,446
Service	210,316	196,940	172,099

Total	685,083	607,461	535,545
Elimination of intersegment revenues	—	—	—

Total revenues	$1,559,337	$1,417,431	$1,382,535

Operating profits (losses):
Satellite services (2)	$131,085	$81,830	$62,379
Commercial networks	(180,496)	(111,339)	(33,616)
Government systems (3)	96,658	87,066	72,347
Elimination of intersegment operating profits	—	—	—

Segment operating profit before corporate and amortization of acquired intangible assets	47,247	57,557	101,110
Corporate	—	—	—
Amortization of acquired intangible assets	(10,788)	(16,438)	(17,966)

Income from operations	$36,459	$41,119	$83,144

(1)	Product revenues in the satellite services segment included $26.8 million, $25.3 million and $33.0 million for the fiscal years ended March 31, 2017, March 31, 2016 and April 3, 2015, respectively, relating to amounts realized under the Settlement Agreement. See Note 13.
(2)	Operating profits for the satellite services segment included $26.8 million, $25.3 million and $51.8 million for the fiscal years ended March 31, 2017, March 31, 2016 and April 3, 2015, respectively, relating to amounts realized under the Settlement Agreement. See Note 13.
(3)	Operating profits for the government systems segment reflected $11.8 million of SG&A expenses for the fiscal year ended March 31, 2017, relating to uncharacterized damages and penalties in connection with the False Claims Act civil investigation related to the Company’s 52% majority-owned subsidiary TrellisWare. The impact of the loss contingency on net income attributable to ViaSat, Inc. stockholders for fiscal year 2017, net of tax, was $4.0 million, with the related amount of $3.7 million recorded to net (loss) income attributable to noncontrolling interests, net of tax, while the impact on basic and diluted net income per share attributable to ViaSat, Inc. common stockholders for fiscal year 2017 was $0.08 per share and $0.07 per share, respectively. See Note 13.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. The Company’s property and equipment, including its satellites, earth stations and other networking equipment, are assigned to corporate assets as they are available for use by the various segments throughout their estimated useful lives. Segment assets as of March 31, 2017, March 31, 2016 and April 3, 2015 were as follows:

	As of March 31, 2017	As of March 31, 2016	As of April 3, 2015
	(In thousands)
Segment assets:
Satellite services	$81,728	$57,529	$63,790
Commercial networks	179,992	212,943	217,268
Government systems	326,242	311,927	273,313

Total segment assets	587,962	582,399	554,371
Corporate assets	2,366,691	1,814,913	1,593,034

Total assets	$2,954,653	$2,397,312	$2,147,405

Other acquired intangible assets, net and goodwill included in segment assets as of March 31, 2017 and 2016 were as follows:

	Other Acquired Intangible Assets, Net		Goodwill
	As of March 31, 2017	As of March 31, 2016	As of March 31, 2017	As of March 31, 2016
	(In thousands)
Satellite services	$21,843	$8,751	$13,579	$9,809
Commercial networks	4,903	6,581	43,930	43,990
Government systems	14,931	18,272	62,367	63,241

Total	$41,677	$33,604	$119,876	$117,040

Amortization of acquired intangible assets by segment for the fiscal years ended March 31, 2017, March 31, 2016 and April 3, 2015 was as follows:

	Fiscal Years Ended
	March 31, 2017	March 31, 2016	April 3, 2015
	(In thousands)
Satellite services	$5,866	$9,122	$11,058
Commercial networks	1,679	2,569	1,452
Government systems	3,243	4,747	5,456

Total amortization of acquired intangible assets	$10,788	$16,438	$17,966

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue information by geographic area for the fiscal years ended March 31, 2017, March 31, 2016 and April 3, 2015 was as follows:

	Fiscal Years Ended
	March 31, 2017	March 31, 2016	April 3, 2015
	(In thousands)
United States	$1,352,002	$1,207,651	$1,149,700
Europe, Middle East and Africa	85,828	80,202	89,982
Asia, Pacific	88,888	79,213	81,397
North America other than United States	24,649	38,957	51,661
Central and Latin America	7,970	11,408	9,795

Total revenues	$1,559,337	$1,417,431	$1,382,535

The Company distinguishes revenues from external customers by geographic area based on customer location.

The net book value of long-lived assets located outside the United States was $32.4 million at March 31, 2017, $23.7 million at March 31, 2016 and $14.3 million at April 3, 2015.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Three Fiscal Years Ended March 31, 2017

Date	Allowance for Doubtful Accounts
(In thousands)
Balance, April 4, 2014	$1,554
Charged (credited) to costs and expenses	3,822
Deductions	(4,321)

Balance, April 3, 2015	$1,055
Charged (credited) to costs and expenses	5,885
Deductions	(5,787)

Balance, March 31, 2016	$1,153
Charged (credited) to costs and expenses	7,139
Deductions	(6,822)

Balance, March 31, 2017	$1,470

Date	Deferred Tax Asset Valuation Allowance
(In thousands)
Balance, April 4, 2014	$12,832
Charged (credited) to costs and expenses	2,718
Deductions	—

Balance, April 3, 2015	$15,550
Charged (credited) to costs and expenses	1,539
Deductions	—

Balance, March 31, 2016	$17,089
Charged (credited) to costs and expenses	639
Deductions	—

Balance, March 31, 2017	$17,728

II-1