Form 10-Q
period 2017-06-30
VIASAT INC
filed 2017-08-09
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of July 28, 2017 was 58,011,709.

VIASAT, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of June 30, 2017	As of March 31, 2017
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$160,556	$130,098
Accounts receivable, net	215,053	263,721
Inventories	177,943	163,201
Prepaid expenses and other current assets	66,194	57,836

Total current assets	619,746	614,856

Satellites, net	1,134,138	1,108,270
Property and equipment, net	559,386	540,608
Other acquired intangible assets, net	39,497	41,677
Goodwill	120,419	119,876
Other assets	605,528	529,366

Total assets	$3,078,714	$2,954,653

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$84,014	$100,270
Accrued liabilities	204,231	224,959
Current portion of long-term debt	19,300	288

Total current liabilities	307,545	325,517

Senior notes	575,385	575,380
Other long-term debt	255,458	273,103
Other liabilities	109,890	42,722

Total liabilities	1,248,278	1,216,722

Commitments and contingencies (Note 8)
Equity:
ViaSat, Inc. stockholders’ equity
Common stock	6	6
Paid-in capital	1,479,768	1,439,645
Retained earnings	346,443	297,471
Accumulated other comprehensive income (loss)	1,113	(2,504)

Total ViaSat, Inc. stockholders’ equity	1,827,330	1,734,618
Noncontrolling interest in subsidiaries	3,106	3,313

Total equity	1,830,436	1,737,931

Total liabilities and equity	$3,078,714	$2,954,653

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended
	June 30, 2017	June 30, 2016
	(in thousands, except per share data)
Revenues:
Product revenues	$166,118	$160,676
Service revenues	213,926	202,454

Total revenues	380,044	363,130
Operating expenses:
Cost of product revenues	122,645	120,680
Cost of service revenues	137,851	127,582
Selling, general and administrative	89,173	79,400
Independent research and development	45,065	25,177
Amortization of acquired intangible assets	3,260	2,513

(Loss) income from operations	(17,950)	7,778
Other income (expense):
Interest income	93	323
Interest expense	(56)	(5,134)

(Loss) income before income taxes	(17,913)	2,967
Benefit from (provision for) income taxes	9,180	(810)
Equity in losses of unconsolidated affiliate, net	(513)	—

Net (loss) income	(9,246)	2,157
Less: Net (loss) income attributable to noncontrolling interests, net of tax	(207)	302

Net (loss) income attributable to ViaSat, Inc.	$(9,039)	$1,855

Basic net (loss) income per share attributable to ViaSat, Inc. common stockholders	$(0.16)	$0.04
Diluted net (loss) income per share attributable to ViaSat, Inc. common stockholders	$(0.16)	$0.04
Shares used in computing basic net (loss) income per share	57,842	49,133
Shares used in computing diluted net (loss) income per share	57,842	50,170

Comprehensive income (loss):
Net (loss) income	$(9,246)	$2,157
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on hedging, net of tax	92	(100)
Foreign currency translation adjustments, net of tax	3,525	(764)

Other comprehensive income (loss), net of tax	3,617	(864)

Comprehensive (loss) income	(5,629)	1,293
Less: comprehensive (loss) income attributable to the noncontrolling interests, net of tax	(207)	302

Comprehensive (loss) income attributable to ViaSat, Inc.	$(5,422)	$991

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	June 30, 2017	June 30, 2016
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(9,246)	$2,157
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	50,828	49,772
Amortization of intangible assets	13,107	10,226
Deferred income taxes	(9,377)	(183)
Equity in losses of unconsolidated affiliate, net	513	—
Stock-based compensation expense	15,507	12,761
Loss on disposition of fixed assets	9,196	8,088
Other non-cash adjustments	2,280	2,761
Increase (decrease) in cash resulting from changes in operating assets and liabilities
Accounts receivable	46,500	21,938
Inventories	(15,193)	(11,737)
Other assets	(8,203)	(8,835)
Accounts payable	(11,223)	(18,340)
Accrued liabilities	5,348	(7,636)
Other liabilities	63,617	1,146

Net cash provided by operating activities	153,654	62,118
Cash flows from investing activities:
Purchase of property, equipment and satellites	(109,820)	(120,577)
Cash paid for patents, licenses and other assets	(18,253)	(21,003)
Other investing activities	—	(504)

Net cash used in investing activities	(128,073)	(142,084)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	—	20,000
Proceeds from Ex-Im credit facility borrowings, net of discount	—	67,236
Payment of debt issuance costs	—	(6,322)
Proceeds from issuance of common stock under equity plans	7,245	6,709
Purchase of common stock in treasury (immediately retired) related to tax withholdings for stock-based compensation	(1,931)	(1,937)
Other financing activities	(372)	(376)

Net cash provided by financing activities	4,942	85,310
Effect of exchange rate changes on cash	(65)	(180)

Net increase in cash and cash equivalents	30,458	5,164
Cash and cash equivalents at beginning of period	130,098	42,088

Cash and cash equivalents at end of period	$160,556	$47,252

Non-cash investing and financing activities:
Issuance of common stock in satisfaction of certain accrued employee compensation liabilities	$16,409	$13,080
Capital expenditures not paid for	$(5,503)	$21,798
Exposure fees on Ex-Im credit facility expected to be financed through Ex-Im credit facility	$—	$7,382

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(UNAUDITED)

	ViaSat, Inc. Stockholders					Noncontrolling Interest in Subsidiaries	Total
	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings
	(In thousands, except share data)
Balance at March 31, 2017	57,600,609	$6	$1,439,645	$297,471	$(2,504)	$3,313	$1,737,931
Exercise of stock options	29,375	—	1,228	—	—	—	1,228
Issuance of stock under Employee Stock Purchase Plan	106,937	—	6,017	—	—	—	6,017
Stock-based compensation	—	—	17,290	—	—	—	17,290
Shares issued in settlement of certain accrued employee compensation liabilities	228,791	—	16,409	—	—	—	16,409
RSU awards vesting, net of shares withheld for taxes which have been retired	45,297	—	(1,931)	—	—	—	(1,931)
Cumulative effect adjustment upon adoption of new stock compensation guidance (ASU 2016-09)	—	—	1,110	58,011	—	—	59,121
Net loss	—	—	—	(9,039)	—	(207)	(9,246)
Other comprehensive income, net of tax	—	—	—	—	3,617	—	3,617

Balance at June 30, 2017	58,011,009	$6	$1,479,768	$346,443	$1,113	$3,106	$1,830,436

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation

The accompanying condensed consolidated balance sheet at June 30, 2017, the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended June 30, 2017 and 2016, the condensed consolidated statements of cash flows for the three months ended June 30, 2017 and 2016 and the condensed consolidated statement of equity for the three months ended June 30, 2017 have been prepared by the management of ViaSat, Inc. (also referred to hereafter as the Company or ViaSat), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended March 31, 2017 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 31, 2017 included in the Company’s Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

The Company’s condensed consolidated financial statements include the assets, liabilities and results of operations of ViaSat, its wholly owned subsidiaries and its majority-owned subsidiaries, TrellisWare Technologies, Inc. (TrellisWare) and Euro Broadband Retail Sàrl (Euro Retail Co.). All significant intercompany amounts have been eliminated. Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as investment in unconsolidated affiliate in other assets (long-term) on the condensed consolidated balance sheets.

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

Revenue recognition

A substantial portion of the Company’s revenues is derived from long-term contracts requiring development and delivery of complex equipment built to customer specifications. Sales related to long-term contracts are accounted for under the authoritative guidance for the percentage-of-completion method of accounting (Accounting Standards Codification (ASC) 605-35). Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred related to the contract, or as products are shipped under the units-of-delivery method. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. During the three months ended June 30, 2017 and 2016, the Company recorded losses of approximately $2.2 million and $0.4 million, respectively, related to loss contracts.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

Collections in excess of revenues and deferred revenues represent cash collected from customers in advance of revenue recognition and are recorded in accrued liabilities for obligations within the next 12 months. Amounts for obligations extending beyond 12 months are recorded within other liabilities in the condensed consolidated financial statements.

Contract costs on U.S. government contracts are subject to audit and review by the Defense Contracting Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. government agencies, as well as negotiations with U.S. government representatives. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal years 2016 and 2017. As of June 30, 2017, the DCAA had completed its incurred cost audit for fiscal year 2004 and approved the Company’s incurred cost claims for fiscal years 2005 through 2015 without further audit. Although the Company has recorded contract revenues subsequent to fiscal year 2015 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of June 30, 2017 and March 31, 2017, the Company had $1.6 million and $1.8 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts (see Note 8).

Advertising costs

In accordance with the authoritative guidance for advertising costs (ASC 720-35), advertising costs are expensed as incurred and included in selling, general and administrative (SG&A) expenses. Advertising expenses for the three months ended June 30, 2017 and 2016 were $1.2 million and $0.8 million, respectively.

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

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (ASC 835-20). With respect to assets under construction, including the ViaSat-2 satellite and related gateway and networking equipment (which commenced construction during the first quarter of fiscal year 2014), and the ViaSat-3 class satellites (which commenced construction during the fourth quarter of fiscal year 2016), the Company capitalized $14.6 million and $10.2 million of interest expense for the three months ended June 30, 2017 and 2016, respectively.

The Company owns two satellites: ViaSat-1 (its first-generation high-capacity Ka-band spot-beam satellite, which was placed into service in January 2012) and WildBlue-1 (which was placed into service in March 2007). On June 1, 2017, the Company’s second-generation ViaSat-2 satellite was successfully launched into orbit, and the satellite manufacturer will transfer title and operation of the satellite to the Company following the successful completion of orbit raising, orbital placement and in-orbit testing. The Company currently has two third-generation ViaSat-3 class satellites under construction. The Company also has an exclusive prepaid lifetime capital lease of Ka-band capacity over the contiguous United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and owns related earth stations and networking equipment for all of its satellites. The Company periodically reviews the remaining estimated useful life of its satellites to determine if revisions to estimated lives are necessary. The Company procures indoor and outdoor CPE units leased to subscribers under a retail leasing program as part of the Company’s satellite services segment, which are reflected in investing activities and property and equipment in the accompanying condensed consolidated financial statements. The Company depreciates the satellites, earth stations and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of June 30, 2017 were $266.2 million and $160.8 million, respectively. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of March 31, 2017 were $271.9 million and $158.2 million, respectively.

Occasionally, the Company may enter into capital lease arrangements for various machinery, equipment, computer-related equipment, software, furniture or fixtures. The Company records amortization of assets leased under capital lease arrangements within depreciation expense.

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs of $3.2 million related to patents were included in other assets as of June 30, 2017 and March 31, 2017. The Company capitalized costs of $15.4 million related to acquiring and obtaining orbital slots and other licenses included in other assets as of June 30, 2017 and March 31, 2017. Accumulated amortization related to these assets was $2.2 million and $2.1 million as of June 30, 2017 and March 31, 2017, respectively. Amortization expense related to these assets was an insignificant amount for the three months ended June 30, 2017 and 2016. If a patent, orbital slot or orbital license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During the three months ended June 30, 2017 and 2016, the Company did not write off any significant costs due to abandonment or impairment.

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense using the effective interest rate method, or, when the results are not materially different, on a straight-line basis over the expected term of the related debt. During the three months ended June 30, 2017 and 2016, no amounts and $6.1 million, respectively, of debt issuance costs were capitalized. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in loss on extinguishment of debt in the condensed consolidated statements of operations and comprehensive income (loss). Debt issuance costs related to the Company’s revolving credit facility (the Revolving Credit Facility) are recorded in prepaid expenses and other current assets and in other long-term assets in the condensed consolidated balance sheets in accordance with the authoritative guidance for imputation of interest (ASC 835-30). Debt issuance costs related to the Company’s 6.875% Senior Notes due 2020 (2020 Notes) and the Company’s direct loan facility with the Export-Import Bank of the United States for ViaSat-2 (the Ex-Im Credit Facility) are recorded as a direct deduction from the carrying amount of the related debt, consistent with debt discounts, in accordance with the authoritative guidance for imputation of interest (ASC 835-30).

Software development

Costs of developing software for sale are charged to research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. Capitalized costs, net, of $211.8 million and $203.7 million related to software developed for resale were included in other assets as of June 30, 2017 and March 31, 2017, respectively. The Company capitalized $17.8 million and $21.0 million of costs related to software developed for resale for the three months ended June 30, 2017 and 2016, respectively. Amortization expense for capitalized software development costs was $9.7 million and $7.7 million for the three months ended June 30, 2017 and 2016, respectively.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Self-insurance liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company has recorded self-insurance liability for its plans of $4.1 million and $4.2 million in accrued liabilities in the condensed consolidated balance sheets as of June 30, 2017 and March 31, 2017, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued liabilities in accordance with the estimated timing of the projected payments.

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At June 30, 2017 and March 31, 2017, no such amounts were accrued related to the aforementioned provisions.

Noncontrolling interests

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

Investments in unconsolidated affiliate — equity method

Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as investment in unconsolidated affiliate in other assets (long-term) on the condensed consolidated balance sheets. The Company records its share of the results of such entities within equity in earnings (losses) of unconsolidated affiliate, net on the condensed consolidated statements of operations and comprehensive income (loss). The Company monitors such investments for other-than-temporary impairment by considering factors including the current economic and market conditions and the operating performance of the entities and records reductions in carrying values when necessary. The fair value of privately held investments is estimated using the best available information as of the valuation date, including current earnings trends, undiscounted cash flows, quoted stock prices of comparable public companies, and other company specific information, including recent financing rounds.

Common stock held in treasury

As of June 30, 2017 and March 31, 2017, the Company had no shares of common stock held in treasury.

During the three months ended June 30, 2017 and 2016, the Company issued 72,811 and 72,581 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, the Company repurchased 27,514 and 26,596 shares of common stock at cost with a total value of $1.9 million during the first three months of fiscal years 2018 and 2017. The shares of common stock repurchased during the three months ended June 30, 2017 and 2016 were immediately retired. These retired shares remain as authorized stock; however they are considered to be unissued. The retirement of treasury stock had no impact on the Company’s total consolidated stockholders’ equity. Although shares withheld for employee withholding taxes are technically not issued, they are treated as common stock repurchases for accounting purposes (with such shares deemed to be repurchased and then immediately retired), as they reduce the number of shares that otherwise would have been issued upon vesting of the restricted stock units.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

During the three months ended June 30, 2017 and 2016, the Company settled certain foreign exchange contracts and in connection therewith for each period recognized an insignificant gain or loss recorded in cost of revenues based on the nature of the underlying transactions. The fair value of the Company’s foreign currency forward contracts was an insignificant amount recorded as an other current asset as of June 30, 2017 and as an accrued liability as of March 31, 2017. The notional value of foreign currency forward contracts outstanding as of June 30, 2017 and March 31, 2017 was $2.1 million and $2.6 million, respectively.

At June 30, 2017, the estimated net amount of unrealized gains or losses related to foreign currency forward contracts that was expected to be reclassified to earnings within the next 12 months was insignificant. The Company’s foreign currency forward contracts outstanding as of June 30, 2017 will mature within approximately 27 to 36 months from their inception. There were no gains or losses from ineffectiveness of these derivative instruments recorded for the three months ended June 30, 2017 and 2016.

Stock-based compensation

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes expense on a straight-line basis over the employee’s requisite service period. Effective April 1, 2017, the Company adopted a change in accounting policy in accordance with ASU 2016-09, Compensation — Stock Compensation (ASC 718) to account for forfeitures as they occur. Prior to April 1, 2017, forfeitures were estimated at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. The Company recognized $15.5 million and $12.8 million of stock-based compensation expense for the three months ended June 30, 2017 and 2016, respectively.

Effective April 1, 2017, in accordance with ASU 2016-09, on a prospective basis, the Company recognizes excess tax benefits or deficiencies on vesting or settlement of awards as discrete items within income tax benefit or provision within net income (loss) and the related cash flows classified within operating activities. Prior to April 1, 2017 any unrealized excess tax benefits were tracked off the balance sheet and recognition of the benefits was deferred until realized through a reduction in taxes payable. When the excess tax benefits or deficiencies were realized, they were recognized in paid-in-capital and the related cash flows were classified as an outflow from operating activities and an inflow from financing activities. For the three months ended June 30, 2017 the Company recorded an insignificant amount of incremental tax benefits from stock options exercised and restricted stock unit awards released as an income tax benefit. For the three months ended June 30, 2016, the Company recorded no incremental tax benefits from stock options exercised and restricted stock unit awards released as the excess tax benefit from stock options exercised and restricted stock unit awards released increased the Company’s net operating loss carryforward.

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

The Company calculates its provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period. However, when a reliable estimate cannot be made, the Company computes its provision for income taxes using the actual effective tax rate for the year-to-date period. For the three months ended June 30, 2016, the Company used the actual effective tax rate method in calculating the income tax provision for the period as a reliable estimate of the annual effective tax rate could not be made.

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

Recent authoritative guidance

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer. This guidance will replace most existing revenue recognition guidance and will be effective for the Company beginning in fiscal year 2019, including interim

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

periods within that reporting period, based on the FASB decision in July 2015 (ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date) to delay the effective date of the new revenue recognition standard by one year, but providing entities a choice to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which clarifies the implementation guidance on identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which provides practical expedient for contract modifications and clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transition. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to ASC 606, Revenue from Contracts with Customers, which provides for correction or improvement to the guidance previously issued in ASU 2014-09. These standards permit the use of either the retrospective or cumulative effect transition method. The Company currently plans to adopt the standard in fiscal year 2019 using the “modified retrospective method.” Under that method, the Company will apply the rules to all contracts existing as of April 1, 2018, recognizing in beginning retained earnings an adjustment for the cumulative effect of the change and providing additional disclosures comparing results to previous accounting standards.

Upon initial evaluation, the Company believes the key changes in the standard that impact its revenue recognition relate to the deferral of commissions in the Company’s satellite service segment, which are currently expensed as incurred under the current standard. The requirement to defer incremental contract acquisition costs and recognize them with the transfer of the related good or service will result in the recognition of a deferred charge on the Company’s consolidated balance sheet and corresponding impact to the Company’s consolidated statement of operations and comprehensive income (loss).

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASC 825-10). ASU 2016-01 requires that most equity investments (except those accounted for under the equity method for accounting or those that result in consolidation of the investee) be measured at fair value, with subsequent changes in fair value recognized in net income (loss). The new guidance also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The new guidance should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. ASU 2016-01 will become effective for the Company in fiscal year 2019, with early adoption permitted with certain stipulations. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842). ASU 2016-02 requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. The new guidance will become effective for the Company beginning in the first quarter of fiscal year 2020, with early adoption permitted. ASU 2016-02 will be adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (ASC 815). ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument, in and of itself, does not require dedesignation of a hedging relationship. This guidance became effective for the Company beginning in the first quarter of fiscal year 2018. The Company adopted this guidance in the first quarter of fiscal year 2018 on a prospective basis and the guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (ASC 815). ASU 2016-06 clarifies the requirements for assessing whether contingent put or call option in a debt instrument qualifies as a separate derivative. The new guidance is required to be applied on a modified retrospective basis to all existing and future debt instruments of the fiscal year for which the amendments are effective. This guidance became effective for the Company beginning in the first quarter of fiscal year 2018. The Company adopted this guidance in the first quarter of fiscal year 2018 on a modified retrospective basis and the guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-07, Investment — Equity Method and Joint Ventures (ASC 323). ASU 2016-07 eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. This guidance became effective for the Company beginning in the first quarter of fiscal year 2018. The Company adopted this guidance in the first quarter of fiscal year 2018 on a prospective basis and the guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (ASC 718). ASU 2016-09 simplifies various aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance became effective for the Company beginning in fiscal year 2018. The Company adopted this guidance in the first quarter of fiscal year 2018. On a prospective basis the Company recognizes excess tax benefits or deficiencies on vesting or settlement of awards as discrete items within income tax benefit or provision within net income (loss) and the related cash flows classified within operating activities. With respect to the forfeiture accounting policy election, the Company elected to account for forfeitures as they occur, adopted on a modified retrospective basis as a cumulative effect adjustment to retained earnings. The election to account for forfeitures as they occur did not have a material impact on the Company’s consolidated financial statements and disclosures. See Note 9 for additional information regarding the impact of the adoption of this guidance.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (ASC 326). ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The new guidance will become effective for the Company beginning in fiscal year 2021, with early adoption permitted. The new guidance is required to be applied on a modified-retrospective basis. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (ASC 230). ASU 2016-15 makes eight targeted changes to how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The new standard will become effective for the Company beginning in fiscal year 2019, with early adoption permitted. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (ASC 740). ASU 2016-16 requires that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs as opposed to when the asset has been sold to an outside party. The new standard will become effective for the Company beginning in fiscal year 2019, with early adoption permitted. The new standard will require adoption on a modified retrospective basis through cumulative-effect adjustment directly to retained earnings as of the beginning of the period. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In October 2016, the FASB issued ASU 2016-17, Consolidation: Interests Held through Related Parties That Are Under Common Control (ASC 810). The amendments change how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. The new standard became effective for the Company beginning in the first quarter of fiscal year 2018. The Company adopted this guidance in the first quarter of fiscal year 2018 on a retrospective basis and the guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business (ASC 805). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The new standard will become effective for the Company beginning in fiscal year 2019, with early adoption permitted with limitations. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other: Simplifying the Test for Goodwill Impairment (ASC 350). ASU 2017-04 removes Step 2 from the goodwill impairment test. The standard will become effective for the Company beginning in fiscal year 2021, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In February 2017, the FASB issued ASU 2017-05, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (ASC 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU 2017-05 clarifies the scope and accounting of a financial asset that meets the definition of an “in-substance nonfinancial asset” and defines the term “in-substance nonfinancial asset.” ASU 2017-05 also adds guidance for partial sales of nonfinancial assets. The standard will become effective for the Company in fiscal year 2019, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In March 2017, the FASB issued ASU 2017-08, Receivables — Nonrefundable Fees and Other Costs (ASC 310-20): Premium Amortization on Purchased Callable Debt Securities. ASU 2017-08 amends the amortization period for certain callable debt securities held at a premium. The amendments require the premium to be amortized to the earliest call date. The standard will become effective for the Company beginning in fiscal year 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (ASC 718): Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The standard will become effective for the Company beginning in fiscal year 2019, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In May 2017, the FASB issued ASU 2017-10, Service Concession Arrangements (ASC 853): Determining the Customer of the Operation Services. ASU 2017-10 provides clarity on determining the customer in a service concession arrangement. The standard will become effective for the Company beginning in fiscal year 2019, with early adoption permitted. The new standard will require adoption on a modified retrospective approach by recording a cumulative-effect adjustment to equity, beginning with the earliest period presented, or a retrospective approach. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2 — Composition of Certain Balance Sheet Captions

	As of June 30, 2017	As of March 31, 2017
	(In thousands)
Accounts receivable, net:
Billed	$115,662	$145,626
Unbilled	101,564	119,565
Allowance for doubtful accounts	(2,173)	(1,470)

	$215,053	$263,721

Inventories:
Raw materials	$62,503	$56,096
Work in process	35,846	25,820
Finished goods	79,594	81,285

	$177,943	$163,201

Prepaid expenses and other current assets:
Prepaid expenses	$56,751	$51,856
Other	9,443	5,980

	$66,194	$57,836

Satellites, net:
Satellites (estimated useful life of 10-17 years)	$559,380	$559,380
Capital lease of satellite capacity — Anik F2 (estimated useful life of 10 years)	99,090	99,090
Satellites under construction	814,909	776,354

	1,473,379	1,434,824
Less: accumulated depreciation and amortization	(339,241)	(326,554)

	$1,134,138	$1,108,270

Property and equipment, net:
Equipment and software (estimated useful life of 2-7 years)	$707,190	$679,008
CPE leased equipment (estimated useful life of 4-5 years)	266,190	271,917
Furniture and fixtures (estimated useful life of 7 years)	32,424	30,539
Leasehold improvements (estimated useful life of 2-17 years)	87,575	80,727
Building (estimated useful life of 24 years)	8,923	8,923
Land	14,573	14,573
Construction in progress	131,653	116,902

	1,248,528	1,202,589
Less: accumulated depreciation	(689,142)	(661,981)

	$559,386	$540,608

Other acquired intangible assets, net:
Technology (weighted average useful life of 6 years)	$88,827	$87,592
Contracts and customer relationships (weighted average useful life of 7 years)	103,346	103,034
Satellite co-location rights (weighted average useful life of 9 years)	8,600	8,600
Trade name (weighted average useful life of 3 years)	5,940	5,940
Other (weighted average useful life of 6 years)	10,017	9,925

	216,730	215,091
Less: accumulated amortization	(177,233)	(173,414)

	$39,497	$41,677

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	As of June 30, 2017	As of March 31, 2017
	(In thousands)
Other assets:
Investment in unconsolidated affiliate	$144,289	$141,894
Deferred income taxes	200,880	134,764
Capitalized software costs, net	211,766	203,686
Patents, orbital slots and other licenses, net	16,400	16,500
Other	32,193	32,522

	$605,528	$529,366

Accrued liabilities:
Collections in excess of revenues and deferred revenues	$89,129	$76,682
Accrued employee compensation	23,472	41,691
Accrued vacation	34,759	33,214
Warranty reserve, current portion	7,168	7,796
Other	49,703	65,576

	$204,231	$224,959

Other liabilities:
Deferred revenue, long-term portion	$68,358	$4,617
Deferred rent, long-term portion	11,839	10,743
Warranty reserve, long-term portion	2,635	3,262
Satellite performance incentives obligation, long-term portion	18,940	19,164
Deferred income taxes, long-term	513	1,936
Other	7,605	3,000

	$109,890	$42,722

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

The following tables present the Company’s hierarchy for its assets measured at fair value on a recurring basis as of June 30, 2017 and assets and liabilities measured at fair value on a recurring basis as of March 31, 2017. The Company had no liabilities measured at fair value on a recurring basis as of June 30, 2017:

	Fair Value as of June 30, 2017	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$1,005	$1,005	$—	$—
Foreign currency forward contracts	51	—	51	—

Total assets measured at fair value on a recurring basis	$1,056	$1,005	$51	$—

	Fair Value as of March 31, 2017	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$2,003	$2,003	$—	$—

Total assets measured at fair value on a recurring basis	$2,003	$2,003	$—	$—

Liabilities:
Foreign currency forward contracts	$96	$—	$96	$—

Total liabilities measured at fair value on a recurring basis	$96	$—	$96	$—

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

Long-term debt — The Company’s long-term debt consists of borrowings under its Revolving Credit Facility and Ex-Im Credit Facility (collectively, the Credit Facilities), as well as $575.0 million in aggregate principal amount of 2020 Notes. Long-term debt related to the Revolving Credit Facility is reported at the outstanding principal amount of borrowings, while long-term debt related to the Ex-Im Credit Facility and 2020 Notes is reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. As of June 30, 2017 and March 31, 2017, the fair value of the Company’s outstanding long-term debt related to the 2020 Notes was determined using quoted prices in active markets (Level 1) and was $586.3 million and $587.9 million, respectively. The fair value of the Company’s long-term debt related to the Revolving Credit Facility approximates its carrying amount due to its variable interest rate, which approximates a market interest rate. As of June 30, 2017 and March 31, 2017, the fair value of the Company’s long-term debt related to the Ex-Im Credit Facility was determined based on a discounted cash flow analysis using observable market interest rates for instruments with similar terms (Level 2) and was approximately $298.5 million and $297.2 million, respectively.

Satellite performance incentives obligation — The Company’s contract with the manufacturer of ViaSat-1 requires the Company to make monthly in-orbit satellite performance incentive payments, including interest at 7.0%, over 15-year period from December 2011 to December 2026, subject to the continued satisfactory performance of the satellite. The Company recorded the net present value of these expected future payments as a liability and as a component of the cost of the satellite. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentives obligation on a recurring basis. The fair value of the Company’s outstanding satellite performance incentives obligation is estimated to approximate its carrying value based on current rates (Level 2). As of June 30, 2017 and March 31, 2017, the Company’s estimated satellite performance incentives obligation and accrued interest was $21.6 million and $21.8 million, respectively.

Note 4 — Shares Used In Computing Diluted Net (Loss) Income Per Share

	Three Months Ended
	June 30, 2017	June 30, 2016
	(in thousands)
Weighted average:
Common shares outstanding used in calculating basic net (loss) income per share attributable to ViaSat, Inc. common stockholders	57,842	49,133
Options to purchase common stock as determined by application of the treasury stock method	—	289
Restricted stock units to acquire common stock as determined by application of the treasury stock method	—	564
Potentially issuable shares in connection with certain terms of the ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan	—	184

Shares used in computing diluted net (loss) income per share attributable to ViaSat, Inc. common stockholders	57,842	50,170

The weighted average number of shares used to calculate basic and diluted net loss per share attributable to ViaSat, Inc. common stockholders is the same for the three months ended June 30, 2017, as the Company incurred a net loss attributable to ViaSat, Inc. common stockholders for such period and inclusion of potentially dilutive shares of common stock would be antidilutive. Potentially dilutive shares of common stock excluded from the calculation for the three months ended June 30, 2017 were 1,393,749 shares relating to stock options, 472,520 shares relating to restricted stock units and 198,800 shares relating to certain terms of the ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Antidilutive shares relating to stock options excluded from the calculation comprised 713,863 shares for the three months ended June 30, 2016. Antidilutive shares relating to restricted stock units excluded from the calculation comprised 12,332 shares for the three months ended June 30, 2016.

Note 5 — Goodwill and Acquired Intangible Assets

During the three months ended June 30, 2017, the Company’s goodwill increased by $0.5 million, which related to the effects of foreign currency translation recorded within all three of the Company’s segments.

Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of two to ten years. Amortization expense related to other acquired intangible assets was $3.3 million and $2.5 million for the three months ended June 30, 2017 and 2016, respectively.

The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of international businesses acquired. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the three months ended June 30, 2017	$3,260

Expected for the remainder of fiscal year 2018	$8,698
Expected for fiscal year 2019	9,295
Expected for fiscal year 2020	7,492
Expected for fiscal year 2021	5,116
Expected for fiscal year 2022	3,292
Thereafter	5,604

$ 39,497

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 6 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of June 30, 2017 and March 31, 2017:

	As of June 30, 2017	As of March 31, 2017
	(In thousands)
2020 Notes	$575,000	$575,000
Revolving Credit Facility	—	—
Ex-Im Credit Facility (1)	304,134	304,134
Other	291	288

Total debt	879,425	879,422
Unamortized premium/(discount and debt issuance costs), net (1)	(29,282)	(30,651)
Less: current portion of long-term debt	19,300	288

Total long-term debt	$830,843	$848,483

(1)	As of June 30, 2017, included in Ex-Im Credit Facility and in unamortized discount and debt issuance costs on the Ex-Im Credit Facility was $29.5 million and $22.0 million, respectively, relating to the exposure fees accrued as of such date expected to be financed under the Ex-Im Credit Facility. As of March 31, 2017, included in Ex-Im Credit Facility and in unamortized discount and debt issuance costs on the Ex-Im Credit Facility was $29.5 million and $23.0 million, respectively, relating to the exposure fees accrued as of such date expected to be financed under the Ex-Im Credit Facility.

Revolving Credit Facility

As of June 30, 2017, the Revolving Credit Facility provided an $800.0 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of May 24, 2021 (or March 16, 2020, if more than $200.0 million of the Company’s 2020 Notes are then outstanding and certain conditions are met).

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. The Company has capitalized certain amounts of interest expense on the Revolving Credit Facility in connection with the construction of various assets during the construction period. The Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Revolving Credit Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of June 30, 2017, none of the Company’s subsidiaries guaranteed the Revolving Credit Facility.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The Company was in compliance with its financial covenants under the Revolving Credit Facility as of June 30, 2017. At June 30, 2017, the Company had no outstanding borrowings under the Revolving Credit Facility and $37.1 million outstanding under standby letters of credit, leaving borrowing availability under the Revolving Credit Facility as of June 30, 2017 of $762.9 million.

Ex-Im Credit Facility

As of June 30, 2017, the Ex-Im Credit Facility provided a $362.4 million senior secured direct loan facility, $321.2 million of which can be used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remainder used to finance the total exposure fees incurred under the Ex-Im Credit Facility of up to $41.2 million (depending on the total amount of financing borrowed under the Ex-Im Credit Facility).

Borrowings under the Ex-Im Credit Facility bear interest at a fixed rate of 2.38% and are required to be repaid in 16 approximately equal semi-annual installments, commencing approximately six months after the in-orbit acceptance date of the ViaSat-2 satellite (or, if earlier, on April 15, 2018), with a maturity date of October 15, 2025. Exposure fees of $6.0 million were incurred in connection with the initial borrowing under the Ex-Im Credit Facility, with the remaining exposure fees payable by the in-orbit acceptance date for ViaSat-2. Exposure fees under the Ex-Im Credit Facility are amortized using the effective interest rate method. The effective interest rate on the Company’s outstanding borrowings under the Ex-Im Credit Facility, which takes into account estimated timing and amount of borrowings, exposure fees, debt issuance costs and other fees, was estimated to be between 4.5% and 4.8% as of June 30, 2017. The Ex-Im Credit Facility is guaranteed by ViaSat and is secured by first-priority liens on the ViaSat-2 satellite and related assets, as well as a pledge of the capital stock of the borrower under the facility.

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

The Company was in compliance with its financial covenants under the Ex-Im Credit Facility as of June 30, 2017. At June 30, 2017, the Company had $274.6 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility and had accrued $29.5 million in completion exposure fees expected to be financed under the Ex-Im Credit Facility. As of June 30, 2017, the undrawn commitment under the Ex-Im Credit Facility was $58.3 million (excluding $29.5 million of accrued completion exposure fees), of which $52.5 million was available to finance ViaSat-2 related costs once incurred. Borrowings under the Ex-Im Credit Facility were issued with a discount of $36.6 million (comprising the initial $6.0 million exposure fee, the completion exposure fees accrued as of June 30, 2017, and other customary fees). Borrowings under the Ex-Im Credit Facility are recorded as current portion of long-term debt and as other long-term debt, net of unamortized discount and debt issuance costs, in the Company’s condensed consolidated financial statements. The discount and deferred financing cost associated with the issuance of the borrowings under the Ex-Im Credit Facility is amortized to interest expense on an effective interest rate basis over the term of the borrowings under the Ex-Im Credit Facility.

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

The 2020 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of June 30, 2017, none of the Company’s subsidiaries guaranteed the 2020 Notes. The 2020 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2020 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2020 Notes, and are senior in right of payment to all of their existing and future subordinated indebtedness.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The 2020 Notes may be redeemed, in whole or in part, at any time during the 12 months beginning on June 15, 2017 at a redemption price of 101.719%, and at any time on or after June 15, 2018 at a redemption price of 100%, in each case plus accrued and unpaid interest, if any, thereon to the redemption date.

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

Note 7 — Product Warranty

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within 12 months are classified as accrued liabilities and amounts expected to be incurred beyond 12 months are classified as other liabilities in the condensed consolidated financial statements. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, the Company bases its estimates on its experience with the technology involved and the types of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and, in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual during the three months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30, 2017	June 30, 2016
	(In thousands)
Balance, beginning of period	$11,058	$11,434
Change in liability for warranties issued in period	215	2,872
Settlements made (in cash or in kind) during the period	(1,470)	(2,149)

Balance, end of period	$9,803	$12,157

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

In July 2016, the Company entered into two separate agreements with Boeing for the construction and purchase of two ViaSat-3 class satellites and the integration of ViaSat’s payload technologies into the satellites at a price of approximately $368.3 million in the aggregate (subject to purchase price adjustments based on factors such as launch delay and early delivery), plus an additional amount for launch support services to be performed by Boeing. In addition, under one of these agreements, the Company has the option to order up to two additional ViaSat-3 class satellites. The first ViaSat-3 class satellite is expected to provide broadband services over the Americas, and the second is expected to provide broadband services over Europe, the Middle East and Africa.

From time to time, the Company is involved in a variety of claims, suits, investigations and proceedings arising in the ordinary course of business, including government investigations and claims, and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters. Such matters could result in fines; penalties, compensatory, treble or other damages; or non-monetary relief. A violation of government contract laws and regulations could also result in the termination of its government contracts or debarment from bidding on future government contracts. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, the Company believes that the resolution of its current pending matters will not have a material adverse effect on its business, financial condition, results of operations or liquidity.

In March 2016, the Company’s 52% majority-owned subsidiary TrellisWare was informed by the Civil Division of the U.S. Attorney’s Office for the Southern District of California that it was investigating TrellisWare’s eligibility for certain prior government contracts and whether TrellisWare’s conduct in connection therewith violated the False Claims Act. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information available to determine whether such accruals should be adjusted and whether new accruals are required. During the fourth quarter of fiscal year 2017, based on further developments in that investigation and TrellisWare’s discussions with the U.S. Attorney’s Office, the Company accrued a total loss contingency of $11.8 million in SG&A expenses in its government systems segment, which consisted of $11.4 million in uncharacterized damages and $0.4 million in penalties. The impact of the loss contingency on

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

net income attributable to ViaSat, Inc. stockholders for fiscal year 2017, net of tax, was $4.0 million, with the related amount of $3.7 million recorded to net (loss) income attributable to noncontrolling interests, net of tax. As of June 30, 2017, the total loss contingency was recorded in accrued liabilities and other long term liabilities in the condensed consolidated balance sheet in the amounts of $8.8 million and $3.0 million, respectively. At this time, the Company cannot determine with certainty how or whether the TrellisWare investigation will conclude or whether this will be the final amount of damages and penalties.

The Company has contracts with various U.S. government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal years 2016 and 2017. As of June 30, 2017, the DCAA had completed its incurred cost audit for fiscal year 2004 and approved the Company’s incurred cost claims for fiscal years 2005 through 2015 without further audit. Although the Company has recorded contract revenues subsequent to fiscal year 2015 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of June 30, 2017 and March 31, 2017, the Company had $1.6 million and $1.8 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on the status of the related contracts.

Note 9 — Income Taxes

The Company calculates its provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period.

For the three months ended June 30, 2017, the Company recorded an income tax benefit of $9.2 million, resulting in an effective tax benefit rate of 51.2%. For the three months ended June 30, 2016, the Company recorded an income tax provision of $0.8 million, resulting in an effective tax rate of 27.3%. The effective tax benefit rate in the first quarter of fiscal year 2018 was higher than the U.S. statutory rate due primarily to the benefit of research and development tax credits. The effective tax rate in the first quarter of fiscal year 2017 was lower than the U.S. statutory rate due primarily to the benefit of research and development tax credits offset by increases in valuation allowances on state net operating losses and state research and development tax credits.

When a reliable estimate of the annual effective tax rate cannot be made, the Company computes its provision for income taxes using the actual effective tax rate method for the year-to-date period. For the three months ended June 30, 2016, the Company used the actual effective tax rate method in calculating the income tax provision for the period as a reliable estimate of the annual effective tax rate could not be made.

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

For the three months ended June 30, 2017, the Company’s gross unrecognized tax benefits increased by $1.2 million. In the next 12 months it is reasonably possible that the amount of unrecognized tax benefits will not change significantly.

In accordance with the ASU 2016-09, which the Company adopted during the first quarter of fiscal year 2018, the Company recorded a cumulative effect adjustment as of the beginning of the first quarter of fiscal year 2018 to increase retained earnings by $58.7 million with a corresponding increase to deferred tax assets to recognize net operating loss carryforwards attributable to excess tax benefits on share-based compensation that had not been previously recognized. On a prospective basis, the Company recognizes excess tax benefits or deficiencies on vesting or settlement of awards as discrete items within income tax benefit or provision within net income (loss) and the related cash flows classified within operating activities.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10 — Equity Method Investments and Related-Party Transactions

Eutelsat strategic partnering arrangement

In March 2017, the Company acquired a 49% interest in Euro Broadband Infrastructure Sàrl (Euro Infrastructure Co.) for $139.5 million as part of the consummation of the Company’s strategic partnering arrangement with Eutelsat S.A. (together with its affiliates, Eutelsat). The Company’s investment in Euro Infrastructure Co. is accounted for under the equity method and the total investment, including basis difference allocated to tangible assets, identifiable intangible assets, deferred income taxes and goodwill, is classified as a single line item, as an investment in unconsolidated affiliate, on the Company’s condensed consolidated balance sheets. Because the underlying net assets in Euro Infrastructure Co. and the related excess carrying value of investment over the proportionate share of net assets are denominated in Euros, foreign currency translation gains or losses impact the recorded value of the Company’s investment, which are recorded in accumulated other comprehensive income (loss). The Company records its proportionate share of the results of Euro Infrastructure Co., and any related basis difference amortization expense, within equity in earnings (losses) of unconsolidated affiliate, net, one quarter in arrears. Accordingly, the Company began including its share of the results of Euro Infrastructure Co. (from the date of the Company’s investment in Euro Infrastructure Co. on March 3, 2017 through March 31, 2017) in its condensed consolidated financial statements for the three months ended June 30, 2017. The Company’s investment in Euro Infrastructure Co. is presented at cost of investment plus its accumulated proportional share of income or loss, including amortization of the difference in the historical basis of the Company’s contribution, less any distributions it has received.

The difference between the Company’s carrying value of its investment in Euro Infrastructure Co. and its proportionate share of the net assets of Euro Infrastructure Co. as of June 30, 2017 and March 31, 2017 is summarized as follows:

	As of June 30, 2017	As of March 31, 2017
	(In thousands)
Carrying value of investment in Euro Infrastructure Co.	$144,289	$141,894
Proportionate share of net assets of Euro Infrastructure Co.	129,491	127,393

Excess carrying value of investment over proportionate share of net assets	$14,798	$14,501

The excess carrying value has been primarily assigned to:
Goodwill	$21,214	$20,791
Identifiable intangible assets	12,626	12,379
Tangible assets	(20,646)	(20,241)
Deferred income taxes	1,604	1,572

	$ 14,798	$ 14,501

The identifiable intangible assets have useful lives of up to 11 years and a weighted average useful life of approximately ten years, and tangible assets have useful lives of up to 11 years and a weighted average useful life of approximately 11 years. The preliminary allocation is subject to revision as a more detailed analysis is completed and additional information on the assets and liabilities of Euro Infrastructure Co. as of the closing date becomes available. Any change in the net assets of Euro Infrastructure Co. will change the amount of the purchase price allocable to goodwill. Goodwill is not deductible for tax purposes.

The Company’s share of loss on its investment in Euro Infrastructure Co. was $0.5 million for the three months ended June 30, 2017 (consisting of the Company’s share of equity in Euro Infrastructure Co.’s loss, including amortization of the difference in the historical basis of the Company’s contribution). The Company did not hold any investment in Euro Infrastructure Co. in the prior year period.

Related-party transactions

Transactions with the equity method investee are considered related-party transactions. Related-party transactions entered into between Euro Infrastructure Co. and its subsidiaries, on the one hand, and the Company and its subsidiaries, on the other hand, in the ordinary course of business for the period from and after the date of the Company’s investment in Euro Infrastructure Co. in March 2017 and as of June 30, 2017 were insignificant.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following tables set forth the material related-party transactions entered into between Euro Infrastructure Co. and its subsidiaries, on the one hand, and the Company and its subsidiaries, on the other hand, in the ordinary course of business for the time periods presented:

	Three Months Ended
	June 30, 2017	June 30, 2016
	(in thousands)
Revenue	$3,451	$	*
Expense	1,831		*
Cash received	2,071		*
Cash paid	2,021		*

	As of June 30, 2017	As of March 31, 2017
	(in thousands)
Collections in excess of revenues and deferred revenues	$2,120	$	*	*

*	Euro Infrastructure Co. and its subsidiaries were not related parties in the prior year period.
**	Amount was insignificant.

Note 11 — Segment Information

The Company’s reporting segments, comprised of the satellite services, commercial networks and government systems segments, are primarily distinguished by the type of customer and the related contractual requirements. The Company’s satellite services segment provides satellite-based broadband and related services to consumers, enterprises, commercial airlines and mobile broadband customers. The Company’s commercial networks segment develops and offers advanced satellite and wireless broadband platforms, ground networking equipment, radio frequency and advanced microwave solutions, ASIC chip design, satellite payload development and space-to-earth connectivity systems, some of which are ultimately used by the Company’s satellite services segment. The Company’s government systems segment provides global mobile broadband services to military and government users and develops and offers network-centric, internet protocol (IP)-based fixed and mobile secure communications products and solutions. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the satellite services and commercial networks segments. The Company’s segments are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance.

Segment revenues and operating profits (losses) for the three months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended
	June 30, 2017	June 30, 2016
	(in thousands)
Revenues:
Satellite services
Product (1)	$217	$6,685
Service	151,997	145,708

Total	152,214	152,393
Commercial networks
Product	36,483	58,596
Service	8,765	6,957

Total	45,248	65,553
Government systems
Product	129,418	95,395
Service	53,164	49,789

Total	182,582	145,184
Elimination of intersegment revenues	—	—

Total revenues	$380,044	$363,130

Operating profits (losses):
Satellite services (1)	$18,843	$30,867
Commercial networks	(66,125)	(38,531)
Government systems	32,592	17,955
Elimination of intersegment operating profits	—	—

Segment operating (loss) profit before corporate and amortization of acquired intangible assets	(14,690)	10,291
Corporate	—	—
Amortization of acquired intangible assets	(3,260)	(2,513)

(Loss) income from operations	$(17,950)	$7,778

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(1)	Product revenues and operating profits in the satellite services segment for the three months ended June 30, 2016 included $6.6 million relating to amounts realized under the Company’s settlement agreement entered into in fiscal year 2015 with Space Systems Loral, Inc. and its former parent company Loral Space & Communications, Inc. As of March 31, 2017, all payments pursuant to this settlement agreement had been recorded and no further impacts to the Company’s consolidated financial statements are anticipated related to this settlement agreement.

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. The Company’s property and equipment, including its satellites, earth stations and other networking equipment, are assigned to corporate assets as they are available for use by the various segments throughout their estimated useful lives. Segment assets as of June 30, 2017 and March 31, 2017 were as follows:

	As of June 30, 2017	As of March 31, 2017
	(In thousands)
Segment assets:
Satellite services	$71,477	$81,728
Commercial networks	169,942	179,992
Government systems	310,405	326,242

Total segment assets	551,824	587,962
Corporate assets	2,526,890	2,366,691

Total assets	$3,078,714	$2,954,653

Other acquired intangible assets, net and goodwill included in segment assets as of June 30, 2017 and March 31, 2017 were as follows:

	Other Acquired Intangible Assets, Net		Goodwill
	As of June 30, 2017	As of March 31, 2017	As of June 30, 2017	As of March 31, 2017
	(In thousands)
Satellite services	$20,810	$21,843	$13,815	$13,579
Commercial networks	4,495	4,903	44,003	43,930
Government systems	14,192	14,931	62,601	62,367

Total	$39,497	$41,677	$120,419	$119,876

Amortization of acquired intangible assets by segment for the three months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended
	June 30, 2017	June 30, 2016
Satellite services	$2,093	$1,104
Commercial networks	407	445
Government systems	760	964

Total amortization of acquired intangible assets	$3,260	$2,513

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future economic conditions and performance; the development, customer acceptance and anticipated performance of technologies, products or services; satellite construction and launch activities, including the orbit raising, orbital placement, in-orbit testing, transfer of control to us and entry into service of our ViaSat-2 satellite and the timing thereof; the performance and anticipated benefits of our ViaSat-2 and ViaSat-3 class satellites and any future satellite we may construct or acquire; the expected completion, capacity, service, coverage, service speeds and other features of our satellites, and the timing, cost, economics and other benefits associated therewith; anticipated subscriber growth; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ materially include: the failure of the ViaSat-2 satellite to successfully complete orbit raising, orbital placement or in-orbit testing; our ability to realize the anticipated benefits of the ViaSat-2 and ViaSat-3 class satellites and any future satellite we may construct or acquire; unexpected expenses related to our satellite projects; our ability to realize the anticipated benefits of our strategic partnering arrangement with Eutelsat S.A. (together with its affiliates, Eutelsat) or any of our acquisitions; our ability to successfully implement our business plan for our broadband services on our anticipated timeline or at all; risks associated with the construction, launch and operation of satellites, including the effect of any anomaly, operational failure or degradation in satellite performance; our ability to successfully develop, introduce and sell new technologies, products and services; audits by the U.S. government; changes in the global business environment and economic conditions; delays in approving U.S. government budgets and cuts in government defense expenditures; our reliance on U.S. government contracts, and on a small number of contracts which account for a significant percentage of our revenues; reduced demand for products and services as a result of continued constraints on capital spending by customers; changes in relationships with, or the financial condition of, key customers or suppliers; our reliance on a limited number of third parties to manufacture and supply our products; increased competition; introduction of new technologies and other factors affecting the communications and defense industries generally; the effect of adverse regulatory changes on our ability to sell products and services; our level of indebtedness and ability to comply with applicable debt covenants; our involvement in litigation, including intellectual property claims and litigation to protect our proprietary technology; our dependence on a limited number of key employees; and other factors identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, under the heading “Risk Factors” in Part II, Item 1A of this report, elsewhere in this report and our other filings with the Securities and Exchange Commission (the SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Satellite Services

Our satellite services business uses our proprietary technology platform to provide satellite-based high-speed broadband services with multiple applications to consumers, enterprises, commercial airlines and mobile broadband customers. Our proprietary Ka-band satellites are at the core of our technology platform. The ViaSat-1 satellite (our first-generation high-capacity Ka-band spot-beam satellite) was placed into service in January 2012. On June 1, 2017, our second-generation ViaSat-2 satellite was successfully launched into orbit, and the satellite manufacturer will transfer title and operation of the satellite to us following the successful completion of orbit raising, orbital placement and in-orbit testing. We currently have two third-generation ViaSat-3 class satellites under construction. We also own the WildBlue-1 satellite, which was placed into service in March 2007.

The primary services offered by our satellite services segment are comprised of:

•

Fixed broadband services under the Exede® and Wildblue® brands, which provide consumers and businesses with high-speed broadband internet access and Voice over Internet Protocol (VoIP) services. As of June 30, 2017, we provided broadband internet services to approximately 625,000 consumer and small business subscribers.

•

In-flight services including our flagship ViaSat in-flight internet services and aviation software services. As of June 30, 2017, 568 commercial aircraft were in service utilizing our ViaSat in-flight internet services.

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

The primary products and services of our government systems segment include:

•

Government mobile broadband products and services, which provide military and government users with high-speed, real-time, broadband and multimedia connectivity in key regions of the world, as well as line-of-sight and beyond-line-of-sight Intelligence Surveillance and Reconnaissance (ISR) missions.

•

Government satellite communication systems, which comprise an array of portable, mobile and fixed broadband modems, terminals, network access control systems and antenna systems using a range of satellite frequency bands for Command and Control (C2) missions, satellite networking services and network management systems for Wi-Fi and other internet access networks, and include products designed for manpacks, aircraft, unmanned aerial vehicles (UAVs), seagoing vessels, ground mobile vehicles and fixed applications.

•

Cybersecurity and information assurance products, which provide advanced, high-speed IP-based “Type 1” and High Assurance Internet Protocol Encryption (HAIPE®)-compliant encryption solutions that enable military and government users to communicate information securely over networks, and that secure data stored on computers and storage devices.

•

Tactical data links, including our Battlefield Awareness and Targeting System — Dismounted (BATS-D) handheld Link 16 radios, our KOR-24A 2-channel Small Tactical Terminal for manned and unmanned applications, “disposable” defense data links, our Multifunctional Information Distribution System (MIDS) terminals for military fighter jets and their successor, MIDS Joint Tactical Radio System (MIDS-JTRS) terminals.

Sources of Revenues

Our satellite services segment revenues are primarily derived from our fixed broadband services business, our in-flight services business and our worldwide managed network services.

Revenues in our commercial networks and government systems segments are primarily derived from three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Fixed-price contracts (which require us to provide products and services under a contract at a specified price) comprised approximately 87% of our total revenues for these segments for the three months ended June 30, 2017 and 2016. The remainder of our revenues in these segments for such periods was derived primarily from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

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

Historically, a significant portion of our revenues in our commercial networks and government systems segments has been derived from customer contracts that include the research and development of products. The research and development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded research and development from our customer contracts were approximately 18% and 23% of our total revenues in the three months ended June 30, 2017 and 2016, respectively.

We also incur independent research and development (IR&D) expenses, which are not directly funded by a third party. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development projects. IR&D expenses were approximately 12% and 7% of total revenues during the three months ended June 30, 2017 and 2016, respectively. As a government contractor, we are able to recover a portion of our IR&D expenses pursuant to our government contracts.

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

The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. For contract claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. During the three months ended June 30, 2017 and 2016, we recorded losses of approximately $2.2 million and $0.4 million, respectively, related to loss contracts.

Assuming the initial estimates of sales and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates due to revisions in sales and future cost estimates or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for on a cumulative basis in the period estimates are revised. We believe we have established appropriate systems and processes to enable us to reasonably estimate future costs on our programs through regular evaluations of contract costs, scheduling and technical matters by business unit personnel and management. Historically, in the aggregate, we have not experienced significant deviations in actual costs from estimated program costs, and when deviations that result in significant adjustments arise, we disclose the related impact in Management’s Discussion and Analysis of Financial Condition and Results of Operations. However, these estimates require significant management judgment, and a significant change in future cost estimates on one or more programs could have a material effect on our results of operations. A one percent variance in our future cost estimates on open fixed-price contracts as of June 30, 2017 would change our loss before income taxes by an insignificant amount.

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

Collections in excess of revenues and deferred revenues represent cash collected from customers in advance of revenue recognition and are recorded in accrued liabilities for obligations within the next 12 months. Amounts for obligations extending beyond the 12 months are recorded within other liabilities in the condensed consolidated financial statements.

Warranty reserves

We provide limited warranties on our products for periods of up to five years. We record a liability for our warranty obligations when we ship the products or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within 12 months are classified as accrued liabilities and amounts expected to be incurred beyond 12 months are classified as other liabilities in the condensed consolidated financial statements. For mature products, we estimate the warranty costs based on historical experience with the particular product. For newer products that do not have a history of warranty costs, we base our estimates on our experience with the technology involved and the types of failures that may occur. It is possible that our underlying assumptions will not reflect the actual experience, and in that case, we will make future adjustments to the recorded warranty obligation.

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

We own two satellites: ViaSat-1 (our first-generation high-capacity Ka-band spot-beam satellite, which was placed into service in January 2012) and WildBlue-1 (which was placed into service in March 2007). On June 1, 2017, our second-generation ViaSat-2 satellite was successfully launched into orbit, and the satellite manufacturer will transfer title and operation of the satellite to us following the successful completion of orbit raising, orbital placement and in-orbit testing. We currently have two third-generation ViaSat-3 class satellites under construction. In addition, we have an exclusive prepaid lifetime capital lease of Ka-band capacity over the contiguous United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and own related earth stations and networking equipment for all of our satellites. Property and equipment also includes the CPE units leased to subscribers under a retail leasing program as part of our satellite services segment.

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We periodically review the remaining estimated useful life of the satellite to determine if revisions to the estimated life are necessary. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by us for the three months ended June 30, 2017 and 2016.

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

Income taxes and valuation allowance on deferred tax assets

Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis to determine if the weight of available evidence suggests that an additional valuation allowance is needed. In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the event that our estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established which would cause a decrease to income in the period such determination is made. Our valuation allowance against deferred tax assets increased from $17.7 million at March 31, 2017 to $18.5 million at June 30, 2017. The valuation allowance primarily relates to state net operating loss carryforwards and research and development tax credit carryforwards available to reduce state income taxes.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data for the periods indicated:

	Three Months Ended
	June 30, 2017	June 30, 2016
Revenues:	100.0%	100.0%
Product revenues	43.7	44.2
Service revenues	56.3	55.8
Operating expenses:
Cost of product revenues	32.3	33.2
Cost of service revenues	36.3	35.1

	Three Months Ended
	June 30, 2017	June 30, 2016
Selling, general and administrative	23.5	21.9
Independent research and development	11.9	6.9
Amortization of acquired intangible assets	0.9	0.7

(Loss) income from operations	(4.7)	2.1
Interest expense, net	—	(1.3)

(Loss) income before income taxes	(4.7)	0.8
Benefit from (provision for) income taxes	2.4	(0.2)

Net (loss) income	(2.4)	0.6
Net (loss) income attributable to ViaSat, Inc.	(2.4)	0.5

Three Months Ended June 30, 2017 vs. Three Months Ended June 30, 2016

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	June 30, 2017	June 30, 2016
Product revenues	$166.1	$160.7	$5.4	3.4%
Service revenues	213.9	202.5	11.5	5.7%

Total revenues	$380.0	$363.1	$16.9	4.7%

Our total revenues grew by $16.9 million as a result of an $11.5 million increase in service revenues and a $5.4 million increase in product revenues. The service revenue increase was primarily driven by increases of $6.3 million in our satellite services segment and $3.4 million in our government systems segment. The product revenue increase was driven by an increase of $34.0 million in our government systems segment, partially offset by decreases of $22.1 million in our commercial networks segment and $6.5 million in our satellite services segment. The decrease in product revenue in our satellite services segment reflected the payments under our settlement agreement with Space Systems Loral, Inc. and its former parent company Loral Space & Communications, Inc. (the Settlement Agreement) recognized as product revenue in the prior year period. As of March 31, 2017 all payments pursuant to the Settlement Agreement had been recorded and no further impacts to our consolidated financial statements are anticipated related to the Settlement Agreement.

Cost of revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	June 30, 2017	June 30, 2016
Cost of product revenues	$122.6	$120.7	$2.0	1.6%
Cost of service revenues	137.9	127.6	10.3	8.0%

Total cost of revenues	$260.5	$248.3	$12.2	4.9%

Cost of revenues increased by $12.2 million due to increases of $10.3 million in cost of service revenues and $2.0 million in cost of product revenues. The cost of service revenue increase was primarily due to increased service revenues, which generated a $7.2 million increase in cost of service revenues on a constant margin basis. This cost of service revenue increase mainly related to our fixed broadband services and in-flight services in our satellite services segment and government satellite communication systems services in our government systems segment, coupled with lower margins for our in-flight services and Exede broadband services in our satellite services segment due to large-scale commercial air in-flight connectivity service ramp up and preparation for the ViaSat-2 service launch. The cost of product revenue increase was primarily due to increased product revenues, causing a $9.4 million increase in cost of product revenues on a constant margin basis, prior to the effects of product revenues related to the implied license under the Settlement Agreement. This cost of product revenue increase mainly related to our tactical data links products and global mobile broadband products in our government systems segment, and was partially offset by improved margins across our government systems segment.

Selling, general and administrative expenses

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	June 30, 2017	June 30, 2016
Selling, general and administrative	$89.2	$79.4	$9.8	12.3%

The $9.8 million increase in selling, general and administrative (SG&A) expenses was primarily attributable to higher support costs of $10.5 million spread across all three segments. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	June 30, 2017	June 30, 2016
Independent research and development	$45.1	$25.2	$19.9	79.0%

The $19.9 million increase in IR&D expenses was primarily the result of increased IR&D efforts of $15.0 million in our commercial networks segment (primarily related to an increase in IR&D efforts relating to next-generation satellite payload technologies for our ViaSat-3 class satellites and mobile broadband satellite communication systems for commercial airline platforms) and $4.9 million in our government systems segment (primarily related to research increases in the development of next-generation dual band mobility solutions).

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to ten years. The $0.7 million increase in amortization of acquired intangible assets in the first quarter of fiscal year 2018 compared to the prior year period was primarily the result of our acquisition of Aerodocs Limited (Arconics) in November 2016. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the three months ended June 30, 2017	$3,260

Expected for the remainder of fiscal year 2018	$8,698
Expected for fiscal year 2019	9,295
Expected for fiscal year 2020	7,492
Expected for fiscal year 2021	5,116
Expected for fiscal year 2022	3,292
Thereafter	5,604

$39,497

Interest income

The $0.2 million decrease in interest income in the three months ended June 30, 2017 compared to the prior year period was primarily due to the effect of payments under the Settlement Agreement recognized as interest income in the prior year period.

Interest expense

The $5.1 million decrease in interest expense in the three months ended June 30, 2017 compared to the prior year period was primarily due to an increase of $4.4 million in the amount of interest capitalized during the first quarter of fiscal year 2018 compared to the prior year period. Capitalized interest expense during the three months ended June 30, 2017 and 2016 related to the construction of our ViaSat-2 satellite and related gateway and networking equipment, construction of our ViaSat-3 class satellites and other assets.

Benefit from (provision for) income taxes

For the three months ended June 30, 2017, we recorded an income tax benefit of $9.2 million, resulting in an effective tax benefit rate of 51.2%. For the three months ended June 30, 2016, we recorded an income tax provision of $0.8 million, resulting in an effective tax rate of 27.3%. The effective tax rates for the periods differed from the U.S. statutory rate due primarily to the benefit of research and development tax credits. The effective tax rate in the first quarter of fiscal year 2017 also reflects an increase in valuation allowances on state net operating losses and state research and development tax credits.

We calculate our provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period. However, when a reliable estimate cannot be made, we compute our provision for income taxes using the actual effective tax rate method for the year-to-date period. For the three months ended June 30, 2016, we used the actual effective tax rate method in calculating the income tax provision for the period as a reliable estimate of the annual effective tax rate could not be made.

Segment Results for the Three Months Ended June 30, 2017 vs. Three Months Ended June 30, 2016

Satellite services segment

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	June 30, 2017	June 30, 2016
Segment product revenues	$0.2	$6.7	$(6.5)	(96.8)%
Segment service revenues	152.0	145.7	6.3	4.3%

Total segment revenues	$152.2	$152.4	$(0.2)	(0.1)%

Our satellite services segment revenues decreased slightly by $0.2 million primarily as a result of a $6.5 million decrease in product revenues, partially offset by a $6.3 million increase in service revenues. The decrease in product revenues reflected the payments under the Settlement Agreement recognized as product revenue in the prior year period. As of March 31, 2017 all payments pursuant to the Settlement Agreement had been recorded and no further impacts to our consolidated financial statements are anticipated related to the Settlement Agreement. The increase in service revenues was primarily driven by expansion of our in-flight services, as well as fixed broadband services due to higher average revenue per broadband subscriber compared to the prior year period (which more than offset the effects of the decrease in the overall number of residential subscribers). As of June 30, 2017, 568 commercial aircraft were in service utilizing our in-flight internet services, compared to 509 commercial aircraft in service as of June 30, 2016. Total subscribers of our broadband internet services decreased year over year, with approximately 625,000 subscribers at June 30, 2017 compared to 696,000 subscribers at June 30, 2016.

Segment operating profit

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	June 30, 2017	June 30, 2016
Segment operating profit	$18.8	$30.9	$(12.0)	(39.0)%
Percentage of segment revenues	12.4%	20.3%

The decrease in our satellite services segment operating profit was driven primarily by lower earnings contributions of $9.7 million primarily due to the decrease in product revenues resulting from the completion of payments under the Settlement Agreement during fiscal year 2017, as well as increases in cost of service revenues related to in-flight services and fixed broadband services due to large-scale commercial air in-flight connectivity service ramp up and preparation for the ViaSat-2 service launch.

Commercial networks segment

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	June 30, 2017	June 30, 2016
Segment product revenues	$36.5	$58.6	$(22.1)	(37.7)%
Segment service revenues	8.8	7.0	1.8	26.0%

Total segment revenues	$45.2	$65.6	$(20.3)	(31.0)%

Our commercial networks segment revenues decreased by $20.3 million, due to a $22.1 million decrease in product revenues, offset by a $1.8 million increase in service revenues. The decrease in product revenues was primarily due to a decrease of $22.4 million in fixed satellite networks products (mainly due to a decrease in broadband terminal orders from our large-scale Australian Ka-band infrastructure project that commenced last fiscal year).

Segment operating loss

	Three Months Ended		Dollar (Increase) Decrease	Percentage (Increase) Decrease
(In millions, except percentages)	June 30, 2017	June 30, 2016
Segment operating loss	$(66.1)	$(38.5)	$(27.6)	(71.6)%
Percentage of segment revenues	(146.1)%	(58.8)%

The $27.6 million increase in our commercial networks segment operating loss was driven primarily by a $15.0 million increase in IR&D expenses (primarily due to an increase in IR&D efforts relating to next-generation satellite payload technologies for our ViaSat-3 class satellites and mobile broadband satellite communication systems for commercial airline platforms) and lower earnings contributions of $8.8 million (primarily due to lower revenues in fixed satellite network products and lower margins in our mobile broadband satellite communication systems due to a ramp up of mobile terminal deliveries that are expected to occur in the second half of fiscal year 2018).

Government systems segment

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	June 30, 2017	June 30, 2016
Segment product revenues	$129.4	$95.4	$34.0	35.7%
Segment service revenues	53.2	49.8	3.4	6.8%

Total segment revenues	$182.6	$145.2	$37.4	25.8%

Our government systems segment revenues increased by $37.4 million due to increases of $34.0 million in product revenues and $3.4 million in service revenues. The product revenue increase was primarily due to a $14.9 million increase in tactical data link products, an $11.0 million increase in global mobile broadband products and an $8.1 million increase in government satellite communication systems. The service revenue increase was primarily due to a $2.7 million increase in global mobile broadband services and a $2.6 million increase in government satellite communication systems services, partially offset by a $1.2 million decrease in our network management services for Wi-Fi and other internet access networks.

Segment operating profit

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	June 30, 2017	June 30, 2016
Segment operating profit	$32.6	$18.0	$14.6	81.5%
Percentage of segment revenues	17.9%	12.4%

The $14.6 million increase in our government systems segment operating profit reflected higher earnings contributions of $23.1 million primarily due to higher revenues in our tactical data links products, global mobile broadband products and services and government satellite communication systems products. This operating profit increase was partially offset by overall higher IR&D costs of $4.9 million (primarily related to research increases in the development of next-generation dual band mobility solutions) and higher SG&A costs of $3.6 million.

Backlog

As reflected in the table below, our overall firm and funded backlog increased during the first three months of fiscal year 2018. The increases in both firm and funded backlog were attributable to increases in our government systems segment.

	As of June 30, 2017	As of March 31, 2017
	(In millions)
Firm backlog
Satellite services segment	$124.4	$125.2
Commercial networks segment	265.3	265.9
Government systems segment	696.1	633.3

Total	$1,085.8	$1,024.4

Funded backlog
Satellite services segment	$124.4	$125.2
Commercial networks segment	265.3	265.9
Government systems segment	622.6	546.8

Total	$1,012.3	$937.9

The firm backlog does not include contract options. Of the $1.1 billion in firm backlog, $487.0 million is expected to be delivered during the remaining nine months of fiscal year 2018, and the balance is expected to be delivered in fiscal year 2019 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders. Backlog does not include contracts with our Exede broadband internet subscribers in our satellite services segment, nor does it include anticipated purchase orders and requests for the installation of in-flight broadband systems or future recurring internet services revenues under commercial in-flight internet agreements recorded in our commercial networks and satellite services segments, respectively. As of June 30, 2017, we expect to install in-flight broadband systems on approximately 840 additional aircraft under our existing customer agreements with commercial airlines, approximately 50 of which relate to accepted purchase orders (and are included in firm backlog in our commercial networks segment) and approximately 790 of which relate to anticipated purchase orders and requests under existing customer agreements. There can be no assurance that all anticipated purchase orders and requests will be placed.

Our total new awards were approximately $441.8 million and $336.3 million for the three months ended June 30, 2017 and 2016, respectively.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing, export credit agency financing and equity financing. At June 30, 2017, we had $160.6 million in cash and cash equivalents, $312.2 million in working capital, no outstanding borrowings under our revolving credit facility (the Revolving Credit Facility) and $274.6 million in principal amount of outstanding borrowings under our direct loan facility with the Export-Import Bank of the United States for ViaSat-2 (the Ex-Im Credit Facility and, together with the Revolving Credit Facility, the Credit Facilities), and we had accrued $29.5 million in completion exposure fees expected to be financed under the Ex-Im Credit Facility. At March 31, 2017, we had $130.1 million in cash and cash equivalents, $289.3 million in working capital, no outstanding borrowings under our Revolving Credit Facility and $274.6 million in principal amount of outstanding borrowings under our Ex-Im Credit Facility, and we had accrued $29.5 million in completion exposure fees expected to be financed under the Ex-Im Credit Facility. We invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

Our future capital requirements will depend upon many factors, including the timing and amount of cash required for our satellite projects and any future broadband satellite projects we may engage in, expansion of our research and development and marketing efforts, and the nature and timing of orders. Additionally, we will continue to evaluate possible acquisitions of, or investments in complementary businesses, products and technologies which may require the use of cash or additional financing.

The general cash needs of our satellite services, commercial networks and government systems segments can vary significantly. The cash needs of our satellite services segment tend to be driven by the timing and amount of capital expenditures (e.g., payments under satellite construction and launch contracts and investments in ground infrastructure roll-out), investments in joint ventures and strategic partnering arrangements (such as our Eutelsat strategic partnering arrangement) and network expansion activities, as well as the quality of customer, type of contract and payment terms. In our commercial networks segment, cash needs tend to be driven primarily by the type and mix of contracts in backlog, the nature and quality of customers, the timing and amount of investments in IR&D activities (including with respect to next-generation satellite payload technologies) and the payment terms of customers (including whether advance payments are made or customer financing is required). In our government systems segment, the primary factors determining cash needs tend to be the type and mix of contracts in backlog (e.g., product or service, development or production) and timing of payments (including restrictions on the timing of cash payments under U.S. government procurement regulations). Other factors affecting the cash needs of our commercial networks and government systems segments include contract duration and program performance. For example, if a program is performing well and meeting its contractual requirements, then its cash flow requirements are usually lower.

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

Cash flows

Cash provided by operating activities for the first three months of fiscal year 2018 was $153.7 million compared to $62.1 million in the prior year period. This $91.5 million increase was primarily driven by a $104.3 million year-over-year decrease in cash used to fund net operating assets needs, partially offset by our operating results (net income adjusted for depreciation, amortization and other non-cash charges) which used $12.8 million of higher cash outflows year-over-year. The decrease in cash used to fund net operating assets during the first three months of fiscal year 2018 when compared to the prior year period was primarily due to an increase in our collections in excess of revenues and deferred revenues included in accrued liabilities and other liabilities across all three segments, as well as lower combined billed and unbilled accounts receivable, net, attributable to the timing of contractual milestones for certain larger development programs in our government systems and commercial networks segments.

Cash used in investing activities for the first three months of fiscal year 2018 was $128.1 million compared to $142.1 million in the prior year period. The decrease in cash used in investing activities year-over-year reflects a decrease of $21.2 million in cash used for satellite construction, partially offset by increases of $5.7 million in capital expenditures for property and other general purpose equipment and $4.7 million for the construction of earth stations and network operation systems related to the ViaSat-2 satellite.

Cash provided by financing activities for the first three months of fiscal year 2018 was $4.9 million compared to $85.3 million for the prior year period. This $80.4 million decrease in cash provided by financing activities year-over-year was primarily related to a year-over-year decrease of $67.2 million in net proceeds from borrowings under our Ex-Im Credit Facility as well as a $20.0 million decrease in proceeds from borrowings under our Revolving Credit Facility during the first three months of fiscal year 2018, compared to the prior year period. This decrease was partially offset by a year-over-year decrease of $6.3 million related to payments of debt issuance costs. Cash provided by financing activities for both periods included cash received from stock option exercises and employee stock purchase plan purchases, offset by cash used for the repurchase of common stock related to net share settlement of certain employee tax liabilities in connection with the vesting of restricted stock unit awards.

Satellite-related activities

In May 2013, we entered into an agreement to purchase the ViaSat-2 satellite from The Boeing Company (Boeing). In April 2017, the satellite construction agreement was amended to replace the remaining milestone payments for the satellite under the agreement with approximately $21.0 million of in-orbit satellite performance incentive payments, excluding interest, payable monthly over a nine-year period commencing one month after the completion of in-orbit testing, subject to the continued satisfactory performance of the satellite. On June 1, 2017, ViaSat-2 was successfully launched into orbit. Boeing will transfer control of the satellite to us following the successful completion of orbit raising, orbital placement and in-orbit testing.

We believe the roll-out of our ViaSat-2 satellite and related ground infrastructure will impact our financial results in our satellite services segment in the remainder of fiscal year 2018 and beyond. In particular, we expect to continue to incur capital expenditures in ground infrastructure for the satellite, and to increase our investment in subscriber acquisition costs after ViaSat-2 is placed into service as we expand our subscriber base for our Exede broadband services. However, there can be no assurance that we will be successful in our expansion plans. During the period from late fiscal year 2012 until early fiscal year 2015, we incurred higher operating costs in connection with the launch and roll-out of our ViaSat-1 satellite, related ground infrastructure and Exede broadband services, as well as higher interest expense as we capitalized a lower amount of the interest expense on our outstanding debt. These higher operating costs, which negatively impacted income from our operations during that period, included costs associated with depreciation, earth station connectivity, subscriber acquisition costs, logistics, customer care and various support systems. We expect the relative impact of the launch and roll-out of our ViaSat-2 satellite and related ground infrastructure to our financial results to be less than we experienced in relation to the launch and roll-out of our ViaSat-1 satellite and related ground infrastructure.

In July 2016, we entered into two separate agreements with Boeing for the construction and purchase of two ViaSat-3 class satellites and the integration of ViaSat’s payload technologies into the satellites at a price of approximately $368.3 million in the aggregate (subject to purchase price adjustments based on factors such as launch delay and early delivery), plus an additional amount for launch support services to be performed by Boeing. In addition, under one of these agreements, we have the option to order up to two additional ViaSat-3 class satellites. These agreements supersede the prior limited authorization to proceed, which was entered into during the fourth quarter of fiscal year 2016. The first ViaSat-3 class satellite is expected to provide broadband services over the Americas, and the second is expected to provide broadband services over the Europe, Middle East and Africa (EMEA) region. The projected aggregate total project cost for the two ViaSat-3 class satellites, including the satellites, launches, insurance and related earth station infrastructure, through satellite launch is estimated to be between $1.2 billion and $1.4 billion, and will depend on the timing of the earth station infrastructure roll-out of each satellite and the method we use to procure fiber access. Our total cash funding may be reduced through various third-party agreements, including potential joint service offerings and other strategic partnering arrangements. We believe we have adequate sources of funding for the ViaSat-3 class satellites, which include our cash on hand, available borrowing capacity and the cash we expect to generate from operations over the next few years.

Our IR&D investments in our ViaSat-3 class satellites currently under construction are expected to continue to negatively impact our financial results in our commercial networks segment in fiscal year 2018, with our investments in related ground infrastructure development continuing in subsequent fiscal years.

Revolving Credit Facility

As of June 30, 2017, the Revolving Credit Facility provided an $800.0 million revolving line of credit (including up to $150.0 million of letters of credit) with a maturity date of May 24, 2021 (or March 16, 2020, if more than $200.0 million of our 2020 Notes are then outstanding and certain conditions are met).

Borrowings under the Revolving Credit Facility bear interest, at our option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on our total leverage ratio. The Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of ViaSat (as defined in the Revolving Credit Facility) and secured by substantially all of our assets. As of June 30, 2017, none of our subsidiaries guaranteed the Revolving Credit Facility.

The Revolving Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Revolving Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.

At June 30, 2017, we had no outstanding borrowings under the Revolving Credit Facility and $37.1 million outstanding under standby letters of credit, leaving borrowing availability under the Revolving Credit Facility as of June 30, 2017 of $762.9 million.

Ex-Im Credit Facility

As of June 30, 2017, the Ex-Im Credit Facility provided a $362.4 million senior secured direct loan facility, $321.2 million of which can be used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remainder used to finance the total exposure fees incurred under the Ex-Im Credit Facility of up to $41.2 million (depending on the total amount of financing borrowed under the Ex-Im Credit Facility).

Borrowings under the Ex-Im Credit Facility bear interest at a fixed rate of 2.38% and are required to be repaid in 16 approximately equal semi-annual installments, commencing approximately six months after the in-orbit acceptance date of the ViaSat-2 satellite (or, if earlier, on April 15, 2018), with a maturity date of October 15, 2025. Exposure fees of $6.0 million were incurred in connection with our initial borrowing under the Ex-Im Credit Facility, with the remaining exposure fees payable by the in-orbit acceptance date for ViaSat-2. Exposure fees under the Ex-Im Credit Facility are amortized using the effective interest rate method. The effective interest rate on our outstanding borrowings under the Ex-Im Credit Facility, which takes into account estimated timing and amount of borrowings, exposure fees, debt issuance costs and other fees, was estimated to be between 4.5% and 4.8% as of June 30, 2017. The Ex-Im Credit Facility is guaranteed by ViaSat and is secured by first-priority liens on the ViaSat-2 satellite and related assets as well as a pledge of the capital stock of the borrower under the facility.

The Ex-Im Credit Facility contains financial covenants regarding ViaSat’s maximum total leverage ratio and minimum interest coverage ratio. In addition, the Ex-Im Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.

At June 30, 2017, we had $274.6 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility and had accrued $29.5 million in completion exposure fees expected to be financed under the Ex-Im Credit Facility. As of June 30, 2017, the undrawn commitment under the Ex-Im Credit Facility was $58.3 million (excluding $29.5 million of accrued completion exposure fees), of which $52.5 million was available to finance ViaSat-2 related costs once incurred. Borrowings under the Ex-Im Credit Facility were issued with a discount of $36.6 million (comprising the initial $6.0 million exposure fee, the completion exposure fees accrued as of June 30, 2017 and other customary fees). The borrowings under the Ex-Im Credit Facility are recorded as current portion of long-term debt and as other long-term debt, net of unamortized discount and debt issuance costs, in our condensed consolidated financial statements. The discount and deferred financing cost associated with the issuance of the borrowings under the Ex-Im Credit Facility are amortized to interest expense on an effective interest rate basis over the term of the borrowings under the Ex-Im Credit Facility.

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

The 2020 Notes are required to be guaranteed on an unsecured senior basis by each of our existing and future subsidiaries that guarantees the Revolving Credit Facility. As of June 30, 2017, none of our subsidiaries guaranteed the 2020 Notes. The 2020 Notes are our general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated debt. The 2020 Notes are effectively junior in right of payment to our existing and future secured debt, including under the Credit Facilities (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that do not guarantee the 2020 Notes, and are senior in right of payment to all of our existing and future subordinated indebtedness.

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

The 2020 Notes may be redeemed, in whole or in part, at any time during the 12 months beginning on June 15, 2017 at a redemption price of 101.719%, and at any time on or after June 15, 2018 at a redemption price of 100%, in each case plus accrued and unpaid interest, if any, thereon to the redemption date.

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

Contractual Obligations

The following table sets forth a summary of our obligations at June 30, 2017:

		For the Remainder of Fiscal Year	For the Fiscal Years Ending
(In thousands, including interest where applicable)	Total	2018	2019-2020	2021-2022	Thereafter
Operating leases and satellite capacity agreements	$490,645	$56,036	$124,253	$97,031	$213,325
2020 Notes	693,594	19,766	79,063	594,765	—
Revolving Credit Facility	—	—	—	—	—
Ex-Im Credit Facility(1)	338,271	3,359	89,152	85,548	160,212
Satellite performance incentives	30,208	1,737	5,105	5,861	17,505
Purchase commitments including satellite-related agreements	1,037,527	462,299	462,234	72,584	40,410

Total	$2,590,245	$543,197	$759,807	$855,789	$431,452

(1)	To the extent that the ultimate amounts borrowed under the Ex-Im Credit Facility may fluctuate, amounts reflected represent estimated interest and principal payments on our current outstanding balance until the maturity date in October 2025. The amounts listed in the table above exclude the completion exposure fee that will be payable under the Ex-Im Credit Agreement by the in-orbit acceptance date for ViaSat-2, the amount of which will be based on the total amount of financing borrowed under the Ex-Im Credit Facility; see “Liquidity and Capital Resources — Ex-Im Credit Facility.” As of June 30, 2017, we had accrued $29.5 million in completion exposure fees expected to be financed under the Ex-Im Credit Facility.

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

Our condensed consolidated balance sheets included $109.9 million and $42.7 million of “other liabilities” as of June 30, 2017 and March 31, 2017, respectively, which primarily consisted of the long-term portion of our satellite performance incentives obligation, our long-term warranty obligations, the long-term portion of deferred rent, long-term portion of deferred revenue and long-term deferred income taxes. With the exception of the long-term portion of our satellite performance incentives obligation, these remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 9 to our condensed consolidated financial statements for additional information regarding our income taxes and related tax positions and Note 7 to our condensed consolidated financial statements for a discussion of our product warranties.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at June 30, 2017 as defined in Regulation S-K Item 303(a)(4) other than as discussed under Contractual Obligations above or disclosed in the notes to our consolidated financial statements included in this report or in our Annual Report on Form 10-K for the year ended March 31, 2017.

Recent Authoritative Guidance

For information regarding recently adopted and issued accounting pronouncements, see Note 1 to the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, short-term and long-term obligations, including the Credit Facilities and the 2020 Notes, and foreign currency forward contracts. We consider investments in highly liquid instruments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. As of June 30, 2017, we had no outstanding borrowings under our Revolving Credit Facility, $274.6 million in principal amount of outstanding borrowings under our Ex-Im Credit Facility, as well as $29.5 million in accrued completion exposure fees expected to be financed under the Ex-Im Credit Facility, and $575.0 million in aggregate principal amount outstanding of the 2020 Notes, and we held no short-term investments. Our 2020 Notes and borrowings under our Ex-Im Credit Facility bear interest at a fixed rate and therefore our exposure to market risk for changes in interest rates relates primarily to borrowings under our Revolving Credit Facility, cash equivalents, short-term investments and short-term obligations.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain a significant portion of our cash balance in money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our cash and cash equivalents earn interest at variable rates. Our interest income has been and may continue to be negatively impacted by low market interest rates. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. If the underlying weighted average interest rate on our cash and cash equivalents, assuming balances remain constant over a year, changed by 50 basis points, interest income would have increased or decreased by an insignificant amount for the three months ended June 30, 2017 and 2016. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material.

Our primary interest rate under the Revolving Credit Facility is the Eurodollar rate plus an applicable margin that is based on our total leverage ratio. Under the Revolving Credit Facility, the effective interest rate as of June 30, 2017 that would have been applied to any new Eurodollar based borrowings under the Revolving Credit Facility was approximately 3.74%. As of June 30, 2017, we had no outstanding borrowings under our Revolving Credit Facility. Accordingly, assuming the outstanding balance remained constant over a year, changes in interests rates applicable to our Revolving Credit Facility would have no effect on our interest incurred and cash flow.

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

As of June 30, 2017, we had a number of foreign currency forward contracts outstanding which are intended to reduce the foreign currency risk for amounts payable to vendors in Euros. The foreign currency forward contracts with a notional amount of $2.1 million had an insignificant amount of fair value recorded in other current assets as of June 30, 2017. If the foreign currency forward rate for the Euro to the U.S. dollar on these foreign currency forward contracts had changed by 10%, the fair value of these foreign currency forward contracts as of June 30, 2017 would have changed by an insignificant amount.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2017, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2017.

During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in a variety of claims, suits, investigations and proceedings arising in the ordinary course of business, including government investigations and claims, and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters. Such matters could result in fines; penalties, compensatory, treble or other damages; or non-monetary relief. A violation of government contract laws and regulations could also result in the termination of our government contracts or debarment from bidding on future government contracts. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of our current pending matters will not have a material adverse effect on our business, financial condition, results of operations or liquidity. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our business, financial condition, results of operations or liquidity in a particular period. For further information on the risks we face from existing and future claims, suits, investigations and proceedings, see “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, which factors could materially affect our business, financial condition, liquidity or future results. The risks described in our reports on Forms 10-K and 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

Item 6. Exhibits

The Exhibit Index on page 45 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.

August 9, 2017	/s/ MARK DANKBERG
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