Form 10-Q
period 2017-09-30
VIASAT INC
filed 2017-11-09
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017.

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of October 27, 2017 was 58,237,198.

VIASAT, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of September 30, 2017	As of March 31, 2017
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$242,708	$130,098
Accounts receivable, net	251,879	263,721
Inventories	181,399	163,201
Prepaid expenses and other current assets	72,389	57,836

Total current assets	748,375	614,856

Satellites, net	1,162,851	1,108,270
Property and equipment, net	577,517	540,608
Other acquired intangible assets, net	36,796	41,677
Goodwill	120,592	119,876
Other assets	642,090	529,366

Total assets	$3,288,221	$2,954,653

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$101,052	$100,270
Accrued liabilities	207,000	224,959
Current portion of long-term debt	22,945	288

Total current liabilities	330,997	325,517

Senior notes	690,270	575,380
Other long-term debt	306,202	273,103
Other liabilities	112,979	42,722

Total liabilities	1,440,448	1,216,722

Commitments and contingencies (Note 8)
Equity:
ViaSat, Inc. stockholders’ equity
Common stock	6	6
Paid-in capital	1,504,630	1,439,645
Retained earnings	332,754	297,471
Accumulated other comprehensive income (loss)	7,451	(2,504)

Total ViaSat, Inc. stockholders’ equity	1,844,841	1,734,618
Noncontrolling interest in subsidiaries	2,932	3,313

Total equity	1,847,773	1,737,931

Total liabilities and equity	$3,288,221	$2,954,653

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(In thousands, except per share data)
Revenues:
Product revenues	$181,783	$187,235	$347,901	$347,911
Service revenues	211,291	211,923	425,217	414,377

Total revenues	393,074	399,158	773,118	762,288
Operating expenses:
Cost of product revenues	133,850	136,825	256,495	257,505
Cost of service revenues	135,412	134,241	273,263	261,823
Selling, general and administrative	90,084	77,224	179,257	156,624
Independent research and development	46,268	30,177	91,333	55,354
Amortization of acquired intangible assets	3,320	2,277	6,580	4,790

(Loss) income from operations	(15,860)	18,414	(33,810)	26,192
Other income (expense):
Interest income	177	229	270	552
Interest expense	(197)	(4,308)	(253)	(9,442)
Loss on extinguishment of debt	(10,217)	—	(10,217)	—

(Loss) income before income taxes	(26,097)	14,335	(44,010)	17,302
Benefit from (provision for) income taxes	11,464	(3,596)	20,644	(4,406)
Equity in income of unconsolidated affiliate, net	741	—	228	—

Net (loss) income	(13,892)	10,739	(23,138)	12,896
Less: net (loss) income attributable to noncontrolling interests, net of tax	(203)	(280)	(410)	22

Net (loss) income attributable to ViaSat, Inc.	$(13,689)	$11,019	$(22,728)	$12,874

Basic net (loss) income per share attributable to ViaSat, Inc. common stockholders	$(0.24)	$0.22	$(0.39)	$0.26
Diluted net (loss) income per share attributable to ViaSat, Inc. common stockholders	$(0.24)	$0.22	$(0.39)	$0.26
Shares used in computing basic net (loss) income per share	58,229	49,503	58,039	49,319
Shares used in computing diluted net (loss) income per share	58,229	50,533	58,039	50,393

Comprehensive income (loss):
Net (loss) income	$(13,892)	$10,739	$(23,138)	$12,896
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on hedging, net of tax	17	21	109	(79)
Foreign currency translation adjustments, net of tax	6,321	(175)	9,846	(939)

Other comprehensive income (loss), net of tax	6,338	(154)	9,955	(1,018)

Comprehensive (loss) income	(7,554)	10,585	(13,183)	11,878
Less: comprehensive (loss) income attributable to noncontrolling interests, net of tax	(203)	(280)	(410)	22

Comprehensive (loss) income attributable to ViaSat, Inc.	$(7,351)	$10,865	$(12,773)	$11,856

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	September 30, 2017	September 30, 2016
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(23,138)	$12,896
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	101,659	100,541
Amortization of intangible assets	23,150	21,279
Deferred income taxes	(21,313)	3,430
Equity in income of unconsolidated affiliate, net	(228)	—
Stock-based compensation expense	31,490	25,418
Loss on disposition of fixed assets	17,853	17,812
Loss on extinguishment of debt	10,217	—
Other non-cash adjustments	4,481	4,895
Increase (decrease) in cash resulting from changes in operating assets and liabilities
Accounts receivable	7,657	6,494
Inventories	(12,455)	(2,074)
Other assets	(18,277)	(5,907)
Accounts payable	(7,744)	(8,876)
Accrued liabilities	5,984	13,404
Other liabilities	66,490	2,315

Net cash provided by operating activities	185,826	191,627
Cash flows from investing activities:
Purchase of property, equipment and satellites	(206,627)	(260,033)
Cash paid for patents, licenses and other assets	(36,969)	(38,430)
Other investing activities	—	(649)

Net cash used in investing activities	(243,596)	(299,112)
Cash flows from financing activities:
Proceeds from issuance of 2025 Notes	700,000	—
Repayment of 2020 Notes	(575,000)	—
Payment of debt extinguishment costs	(10,602)	—
Proceeds from revolving credit facility borrowings	—	90,000
Payments of revolving credit facility borrowings	—	(45,000)
Proceeds from Ex-Im credit facility borrowings, net of discount	52,503	67,236
Payment of debt issuance costs	(8,735)	(6,583)
Proceeds from issuance of common stock under equity plans	14,871	14,487
Purchase of common stock in treasury (immediately retired) related to tax withholdings for stock-based compensation	(2,483)	(2,504)
Other financing activities	(757)	(761)

Net cash provided by financing activities	169,797	116,875
Effect of exchange rate changes on cash	583	(203)

Net increase in cash and cash equivalents	112,610	9,187
Cash and cash equivalents at beginning of period	130,098	42,088

Cash and cash equivalents at end of period	$242,708	$51,275

Non-cash investing and financing activities:
Issuance of common stock in satisfaction of certain accrued employee compensation liabilities	$16,409	$13,080
Capital expenditures not paid for	$13,003	$19,923
Exposure fees on Ex-Im credit facility financed through Ex-Im credit facility	$5,764	$7,382

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(UNAUDITED)

	ViaSat, Inc. Stockholders					Noncontrolling Interest in Subsidiaries	Total
	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings
	(In thousands, except share data)
Balance at March 31, 2017	57,600,609	$6	$1,439,645	$297,471	$(2,504)	$3,313	$1,737,931
Exercise of stock options	200,225	—	8,854	—	—	—	8,854
Issuance of stock under Employee Stock Purchase Plan	106,937	—	6,017	—	—	—	6,017
Stock-based compensation	—	—	35,078	—	—	—	35,078
Shares issued in settlement of certain accrued employee compensation liabilities	228,791	—	16,409	—	—	—	16,409
RSU awards vesting, net of shares withheld for taxes which have been retired	70,075	—	(2,483)	—	—	—	(2,483)
Cumulative effect adjustment upon adoption of new stock compensation guidance (ASU 2016-09)	—	—	1,110	58,011	—	—	59,121
Other noncontrolling interest activity	—	—	—	—	—	29	29
Net loss	—	—	—	(22,728)	—	(410)	(23,138)
Other comprehensive income, net of tax	—	—	—	—	9,955	—	9,955

Balance at September 30, 2017	58,206,637	$6	$1,504,630	$332,754	$7,451	$2,932	$1,847,773

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation

The accompanying condensed consolidated balance sheet at September 30, 2017, the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended September 30, 2017 and 2016, the condensed consolidated statements of cash flows for the six months ended September 30, 2017 and 2016 and the condensed consolidated statement of equity for the six months ended September 30, 2017 have been prepared by the management of ViaSat, Inc. (also referred to hereafter as the Company or ViaSat), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended March 31, 2017 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 31, 2017 included in the Company’s Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

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

Revenue recognition

A substantial portion of the Company’s revenues is derived from long-term contracts requiring development and delivery of complex equipment built to customer specifications. Sales related to long-term contracts are accounted for under the authoritative guidance for the percentage-of-completion method of accounting (Accounting Standards Codification (ASC) 605-35). Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred related to the contract, or as products are shipped under the units-of-delivery method. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. During the three months ended September 30, 2017 and 2016, the Company recorded losses of approximately $1.5 million and $1.6 million, respectively, related to loss contracts. During the six months ended September 30, 2017 and 2016, the Company recorded losses of approximately $3.7 million and $2.0 million, respectively, related to loss contracts.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

Contract costs on U.S. government contracts are subject to audit and review by the Defense Contracting Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. government agencies, as well as negotiations with U.S. government representatives. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal years 2016 and 2017. As of September 30, 2017, the DCAA had completed its incurred cost audit for fiscal year 2004 and approved the Company’s incurred cost claims for fiscal years 2005 through 2015 without further audit. Although the Company has recorded contract revenues subsequent to fiscal year 2015 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of September 30, 2017 and March 31, 2017, the Company had $1.3 million and $1.8 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts (see Note 8).

Advertising costs

In accordance with the authoritative guidance for advertising costs (ASC 720-35), advertising costs are expensed as incurred and included in selling, general and administrative (SG&A) expenses. Advertising expenses for the three months ended September 30, 2017 and 2016 were $2.3 million and $0.8 million, respectively, and for the six months ended September 30, 2017 and 2016 were $3.5 million and $1.6 million, respectively.

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

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (ASC 835-20). With respect to assets under construction, including the ViaSat-2 satellite and related gateway and networking equipment (which commenced construction during the first quarter of fiscal year 2014), and the ViaSat-3 class satellites (which commenced construction during the fourth quarter of fiscal year 2016), the Company capitalized $16.1 million and $11.6 million of interest expense for the three months ended September 30, 2017 and 2016, respectively, and capitalized $30.7 million and $21.8 million of interest expense for the six months ended September 30, 2017 and 2016, respectively.

The Company owns two satellites in service: ViaSat-1 (its first-generation high-capacity Ka-band spot-beam satellite, which was placed into service in January 2012) and WildBlue-1 (which was placed into service in March 2007). On June 1, 2017, the Company’s second-generation ViaSat-2 satellite was successfully launched into orbit, and the satellite manufacturer will transfer operation of the satellite to the Company following the successful completion of orbit raising, orbital placement and in-orbit testing. The Company currently has two third-generation ViaSat-3 class satellites under construction. The Company also has an exclusive prepaid lifetime capital lease of Ka-band capacity over the contiguous United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and owns related earth stations and networking equipment for all of its satellites. The Company periodically reviews the remaining estimated useful life of its satellites to determine if revisions to estimated lives are necessary. The Company procures indoor and outdoor CPE units leased to subscribers under a retail leasing program as part of the Company’s satellite services segment, which are reflected in investing activities and property and equipment in the accompanying condensed consolidated financial statements. The Company depreciates the satellites, earth stations and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of September 30, 2017 were $260.2 million and $162.4 million, respectively. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of March 31, 2017 were $271.9 million and $158.2 million, respectively.

Occasionally, the Company may enter into capital lease arrangements for various machinery, equipment, computer-related equipment, software, furniture or fixtures. The Company records amortization of assets leased under capital lease arrangements within depreciation expense.

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs of $3.2 million related to patents were included in other assets as of September 30, 2017 and March 31, 2017. The

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Company capitalized costs of $15.4 million related to acquiring and obtaining orbital slots and other licenses included in other assets as of September 30, 2017 and March 31, 2017. Accumulated amortization related to these assets was $2.3 million and $2.1 million as of September 30, 2017 and March 31, 2017, respectively. Amortization expense related to these assets was an insignificant amount for the three and six months ended September 30, 2017 and 2016. If a patent, orbital slot or orbital license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During the three and six months ended September 30, 2017 and 2016, the Company did not write off any significant costs due to abandonment or impairment.

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense using the effective interest rate method, or, when the results are not materially different, on a straight-line basis over the expected term of the related debt. During the three months ended September 30, 2017 and 2016, $9.8 million and an insignificant amount, respectively, of debt issuance costs were capitalized. During the six months ended September 30, 2017 and 2016, $9.8 million and $6.1 million, respectively, of debt issuance costs were capitalized. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in loss on extinguishment of debt in the condensed consolidated statements of operations and comprehensive income (loss). Debt issuance costs related to the Company’s revolving credit facility (the Revolving Credit Facility) are recorded in prepaid expenses and other current assets and in other long-term assets in the condensed consolidated balance sheets in accordance with the authoritative guidance for imputation of interest (ASC 835-30). Debt issuance costs related to the Company’s 5.625% Senior Notes due 2025 (the 2025 Notes) and the Company’s direct loan facility with the Export-Import Bank of the United States for ViaSat-2 (the Ex-Im Credit Facility) are recorded as a direct deduction from the carrying amount of the related debt, consistent with debt discounts, in accordance with the authoritative guidance for imputation of interest (ASC 835-30).

Software development

Costs of developing software for sale are charged to research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. Capitalized costs, net, of $225.2 million and $203.7 million related to software developed for resale were included in other assets as of September 30, 2017 and March 31, 2017, respectively. The Company capitalized $20.0 million and $37.8 million of costs related to software developed for resale for the three and six months ended September 30, 2017, respectively. The Company capitalized $19.7 million and $40.7 million of costs related to software developed for resale for the three and six months ended September 30, 2016, respectively. Amortization expense for capitalized software development costs was $6.6 million and $16.3 million for the three and six months ended September 30, 2017, respectively, and $8.7 million and $16.4 million for the three and six months ended September, 30, 2016, respectively.

Self-insurance liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company has recorded self-insurance liability for its plans of $3.9 million and $4.2 million in accrued liabilities in the condensed consolidated balance sheets as of September 30, 2017 and March 31, 2017, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued liabilities in accordance with the estimated timing of the projected payments.

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At September 30, 2017 and March 31, 2017, no such amounts were accrued related to the aforementioned provisions.

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

Investments in unconsolidated affiliate — equity method

Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as investment in unconsolidated affiliate in other assets (long-term) on the condensed consolidated balance sheets. The Company records its share of the results of such entities within equity in income (losses) of unconsolidated affiliate, net on the condensed consolidated statements of operations and comprehensive income (loss). The Company monitors such investments for other-than-temporary impairment by considering factors including the current economic and market conditions and the operating performance of the entities and records reductions in carrying values when necessary. The fair value of privately held investments is estimated using the best available information as of the valuation date, including current earnings trends, undiscounted cash flows, quoted stock prices of comparable public companies, and other company specific information, including recent financing rounds.

Common stock held in treasury

As of September 30, 2017 and March 31, 2017, the Company had no shares of common stock held in treasury.

During the six months ended September 30, 2017 and 2016, the Company issued 106,741 and 102,103 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, during the six months ended September 30, 2017 and 2016, the Company repurchased 36,666 and 34,204 shares of common stock, respectively, at cost and in each instance with a total value of $2.5 million. The shares of common stock repurchased during the six months ended September 30, 2017 and 2016 were immediately retired. These retired shares remain as authorized stock; however they are considered to be unissued. The retirement of treasury stock had no impact on the Company’s total consolidated stockholders’ equity. Although shares withheld for employee withholding taxes are technically not issued, they are treated as common stock repurchases for accounting purposes (with such shares deemed to be repurchased and then immediately retired), as they reduce the number of shares that otherwise would have been issued upon vesting of the restricted stock units.

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

During the three and six months ended September 30, 2017 and 2016, the Company settled certain foreign exchange contracts and in connection therewith for each period recognized an insignificant gain or loss recorded in cost of revenues based on the nature of the underlying transactions. The fair value of the Company’s foreign currency forward contracts was an insignificant amount recorded as an other current asset as of September 30, 2017 and as an accrued liability as of March 31, 2017. The notional value of foreign currency forward contracts outstanding as of September 30, 2017 and March 31, 2017 was $1.5 million and $2.6 million, respectively.

At September 30, 2017, the estimated net amount of unrealized gains or losses related to foreign currency forward contracts that was expected to be reclassified to earnings within the next 12 months was insignificant. The Company’s foreign currency forward contracts outstanding as of September 30, 2017 will mature within approximately 30 to 36 months from their inception. There were no gains or losses from ineffectiveness of these derivative instruments recorded for the three and six months ended September 30, 2017 and 2016.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Stock-based compensation

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes expense on a straight-line basis over the employee’s requisite service period. Effective April 1, 2017, the Company adopted a change in accounting policy in accordance with ASU 2016-09, Compensation — Stock Compensation (ASC 718) to account for forfeitures as they occur. Prior to April 1, 2017, forfeitures were estimated at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. The Company recognized $16.0 million and $31.5 million of stock-based compensation expense for the three and six months ended September 30, 2017, respectively. The Company recognized $12.6 million and $25.4 million of stock-based compensation expense for the three and six months ended September 30, 2016, respectively.

Effective April 1, 2017, in accordance with ASU 2016-09, on a prospective basis, the Company recognizes excess tax benefits or deficiencies on vesting or settlement of awards as discrete items within income tax benefit or provision within net income (loss) and the related cash flows classified within operating activities. Prior to April 1, 2017 any unrealized excess tax benefits were tracked off the balance sheet and recognition of the benefits was deferred until realized through a reduction in taxes payable. When the excess tax benefits or deficiencies were realized, they were recognized in paid-in-capital and the related cash flows were classified as an outflow from operating activities and an inflow from financing activities. For the three months ended September 30, 2017, the Company recorded an insignificant amount of incremental tax deficiencies from stock options exercised and restricted stock unit awards released as an income tax expense. For the six months ended September 30, 2017 the Company recorded an insignificant amount of incremental tax benefits from stock options exercised and restricted stock unit awards released as an income tax benefit. For the three and six months ended September 30, 2016, the Company recorded no incremental tax benefits from stock options exercised and restricted stock unit awards released as the excess tax benefit from stock options exercised and restricted stock unit awards released increased the Company’s net operating loss carryforward.

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

The Company calculates its provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period. However, when a reliable estimate cannot be made, the Company computes its provision for income taxes using the actual effective tax rate for the year-to-date period. For the three and six months ended September 30, 2016, the Company used the actual effective tax rate method in calculating the income tax provision for the period as a reliable estimate of the annual effective tax rate could not be made.

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

Recent authoritative guidance

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer. This guidance will replace most existing revenue recognition guidance and will be effective for the Company beginning in fiscal year 2019, including interim periods within that reporting period, based on the FASB decision in July 2015 (ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date) to delay the effective date of the new revenue recognition standard by one year, but providing entities a choice to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which clarifies the implementation guidance on identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which provides practical expedient for contract modifications and clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transition. In December 2016, the FASB issued ASU 2016-

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

20, Technical Corrections and Improvements to ASC 606, Revenue from Contracts with Customers, which provides for correction or improvement to the guidance previously issued in ASU 2014-09. These standards permit the use of either the retrospective or cumulative effect transition method. The Company currently plans to adopt the standard in fiscal year 2019 using the “modified retrospective method.” Under that method, the Company will apply the rules to all contracts existing as of April 1, 2018, recognizing in beginning retained earnings an adjustment for the cumulative effect of the change and providing additional disclosures comparing results to previous accounting standards.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (ASC 230). ASU 2016-15 makes eight targeted changes to how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The new standard will become effective for the Company beginning in fiscal year 2019, with early adoption permitted. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company early adopted the guidance on a retrospective basis in the second quarter of fiscal year 2018 and as a result cash payments for debt prepayment and extinguishment are classified as cash outflows for financing activities. Otherwise the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The amendments in this update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The standard will become effective for the Company beginning in fiscal year 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2 — Composition of Certain Balance Sheet Captions

	As of September 30, 2017	As of March 31, 2017
	(In thousands)
Accounts receivable, net:
Billed	$157,903	$145,626
Unbilled	96,528	119,565
Allowance for doubtful accounts	(2,552)	(1,470)

	$251,879	$263,721

Inventories:
Raw materials	$59,008	$56,096
Work in process	42,216	25,820
Finished goods	80,175	81,285

	$181,399	$163,201

Prepaid expenses and other current assets:
Prepaid expenses	$61,841	$51,856
Other	10,548	5,980

	$72,389	$57,836

Satellites, net:
Satellites (estimated useful life of 10-17 years)	$551,201	$559,380
Capital lease of satellite capacity — Anik F2 (estimated useful life of 10 years)	99,090	99,090
Satellites under construction	858,246	776,354

	1,508,537	1,434,824
Less: accumulated depreciation and amortization	(345,686)	(326,554)

	$1,162,851	$1,108,270

Property and equipment, net:
Equipment and software (estimated useful life of 2-7 years)	$741,635	$679,008
CPE leased equipment (estimated useful life of 4-5 years)	260,219	271,917
Furniture and fixtures (estimated useful life of 7 years)	32,430	30,539
Leasehold improvements (estimated useful life of 2-17 years)	89,456	80,727
Building (estimated useful life of 24 years)	8,923	8,923
Land	14,573	14,573
Construction in progress	140,667	116,902

	1,287,903	1,202,589
Less: accumulated depreciation	(710,386)	(661,981)

	$577,517	$540,608

Other acquired intangible assets, net:
Technology (weighted average useful life of 6 years)	$89,580	$87,592
Contracts and customer relationships (weighted average useful life of 7 years)	103,540	103,034
Satellite co-location rights (weighted average useful life of 9 years)	8,600	8,600
Trade name (weighted average useful life of 3 years)	5,940	5,940
Other (weighted average useful life of 6 years)	10,065	9,925

	217,725	215,091
Less: accumulated amortization	(180,929)	(173,414)

	$36,796	$41,677

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	As of September 30, 2017	As of March 31, 2017
	(In thousands)
Other assets:
Investment in unconsolidated affiliate	$153,973	$141,894
Deferred income taxes	209,477	134,764
Capitalized software costs, net	225,163	203,686
Patents, orbital slots and other licenses, net	16,300	16,500
Other	37,177	32,522

	$642,090	$529,366

Accrued liabilities:
Collections in excess of revenues and deferred revenues	$86,293	$76,682
Accrued employee compensation	25,774	41,691
Accrued vacation	34,311	33,214
Warranty reserve, current portion	6,514	7,796
Other	54,108	65,576

	$207,000	$224,959

Other liabilities:
Deferred revenue, long-term portion	$71,666	$4,617
Deferred rent, long-term portion	12,219	10,743
Warranty reserve, long-term portion	2,145	3,262
Satellite performance incentives obligation, long-term portion	18,700	19,164
Deferred income taxes, long-term	566	1,936
Other	7,683	3,000

	$112,979	$42,722

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following tables present the Company’s hierarchy for its assets measured at fair value on a recurring basis as of September 30, 2017 and assets and liabilities measured at fair value on a recurring basis as of March 31, 2017. The Company had no liabilities measured at fair value on a recurring basis as of September 30, 2017:

	Fair Value as of September 30, 2017	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$1,006	$1,006	$—	$—
Foreign currency forward contracts	80	—	80	—

Total assets measured at fair value on a recurring basis	$1,086	$1,006	$80	$—

	Fair Value as of March 31, 2017	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$2,003	$2,003	$—	$—

Total assets measured at fair value on a recurring basis	$2,003	$2,003	$—	$—

Liabilities:
Foreign currency forward contracts	$96	$—	$96	$—

Total liabilities measured at fair value on a recurring basis	$96	$—	$96	$—

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

Long-term debt — The Company’s long-term debt consists of borrowings under its Revolving Credit Facility and Ex-Im Credit Facility (collectively, the Credit Facilities), as well as $700.0 million in aggregate principal amount of 2025 Notes. Long-term debt related to the Revolving Credit Facility is reported at the outstanding principal amount of borrowings, while long-term debt related to the Ex-Im Credit Facility, 2025 Notes and 2020 Notes is reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s outstanding long-term debt as of September 30, 2017 related to the 2025 Notes approximates its carrying amount due to the proximity of the closing of the 2025 Notes compared to the reporting date. As of March 31, 2017, the fair value of the Company’s outstanding long-term debt related to its former 6.875% Notes due 2020 (the 2020 Notes) was determined using quoted prices in active markets (Level 1) and was $587.9 million. The 2020 Notes were repurchased and redeemed in full in connection with the issuance of the 2025 Notes. The fair value of the Company’s long-term debt related to the Revolving Credit Facility approximates its carrying amount due to its variable interest rate, which approximates a market interest rate. As of September 30, 2017 and March 31, 2017, the fair value of the Company’s long-term debt related to the Ex-Im Credit Facility was determined based on a discounted cash flow analysis using observable market interest rates for instruments with similar terms (Level 2) and was approximately $356.9 million and $297.2 million, respectively.

Satellite performance incentives obligation — The Company’s contract with the manufacturer of ViaSat-1 requires the Company to make monthly in-orbit satellite performance incentive payments, including interest at 7.0%, over 15-year period from December 2011 to December 2026, subject to the continued satisfactory performance of the satellite. The Company recorded the net present value of these expected future payments as a liability and as a component of the cost of the satellite. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentives obligation on a recurring

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

basis. The fair value of the Company’s outstanding satellite performance incentives obligation is estimated to approximate its carrying value based on current rates (Level 2). As of September 30, 2017 and March 31, 2017, the Company’s estimated satellite performance incentives obligation and accrued interest was $21.5 million and $21.8 million, respectively.

Note 4 — Shares Used In Computing Diluted Net (Loss) Income Per Share

	Three Months Ended		Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(In thousands)
Weighted average:
Common shares outstanding used in calculating basic net (loss) income per share attributable to ViaSat, Inc. common stockholders	58,229	49,503	58,039	49,319
Options to purchase common stock as determined by application of the treasury stock method	—	276	—	281
Restricted stock units to acquire common stock as determined by application of the treasury stock method	—	669	—	637
Potentially issuable shares in connection with certain terms of the ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan	—	85	—	156

Shares used in computing diluted net (loss) income per share attributable to ViaSat, Inc. common stockholders	58,229	50,533	58,039	50,393

The weighted average number of shares used to calculate basic and diluted net loss per share attributable to ViaSat, Inc. common stockholders is the same for the three and six months ended September 30, 2017, as the Company incurred a net loss attributable to ViaSat, Inc. common stockholders for such periods and inclusion of potentially dilutive weighted average shares of common stock would be antidilutive. Potentially dilutive weighted average shares of common stock excluded from the calculation for the three and six months ended September 30, 2017 were 1,400,231 and 1,381,582 shares relating to stock options, respectively, 598,245 and 545,821 shares relating to restricted stock units, respectively, and 114,770 and 159,524 shares relating to certain terms of the ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan, respectively.

Antidilutive shares relating to stock options excluded from the calculation comprised 413,750 and 398,771 shares for the three and six months ended September 30, 2016, respectively. Antidilutive shares relating to restricted stock units excluded from the calculation comprised zero shares for the three and six months ended September 30, 2016.

Note 5 — Goodwill and Acquired Intangible Assets

During the six months ended September 30, 2017, the Company’s goodwill increased by $0.7 million, which related to the effects of foreign currency translation recorded within all three of the Company’s segments.

Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of two to ten years. Amortization expense related to other acquired intangible assets was $3.3 million and $2.3 million for the three months ended September 30, 2017 and 2016, respectively, and $6.6 million and $4.8 million for the six months ended September 30, 2017 and 2016, respectively.

The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of international businesses acquired. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the six months ended September 30, 2017	$6,580

Expected for the remainder of fiscal year 2018	$5,518
Expected for fiscal year 2019	9,411
Expected for fiscal year 2020	7,593
Expected for fiscal year 2021	5,186
Expected for fiscal year 2022	3,362

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Amortization
(In thousands)
Thereafter	5,726

$36,796

Note 6 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of September 30, 2017 and March 31, 2017:

	As of September 30, 2017	As of March 31, 2017
	(In thousands)
2025 Notes	$700,000	$—
2020 Notes	—	575,000
Revolving Credit Facility	—	—
Ex-Im Credit Facility (1)	362,401	304,134
Other	295	288

Total debt	1,062,696	879,422
Unamortized premium/(discount and debt issuance costs), net (1)	(43,279)	(30,651)
Less: current portion of long-term debt	22,945	288

Total long-term debt	$996,472	$848,483

(1)	As of March 31, 2017, included in Ex-Im Credit Facility and in unamortized discount and debt issuance costs on the Ex-Im Credit Facility was $29.5 million and $23.0 million, respectively, relating to the exposure fees accrued as of such date and subsequently financed under the Ex-Im Credit Facility.

Revolving Credit Facility

As of September 30, 2017, the Revolving Credit Facility provided an $800.0 million revolving line of credit (including up to $150.0 million of letters of credit) with a maturity date of May 24, 2021.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. The Company has capitalized certain amounts of interest expense on the Revolving Credit Facility in connection with the construction of various assets during the construction period. The Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Revolving Credit Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of September 30, 2017, none of the Company’s subsidiaries guaranteed the Revolving Credit Facility.

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

The Company was in compliance with its financial covenants under the Revolving Credit Facility as of September 30, 2017. At September 30, 2017, the Company had no outstanding borrowings under the Revolving Credit Facility and $30.1 million outstanding under standby letters of credit, leaving borrowing availability under the Revolving Credit Facility as of September 30, 2017 of $769.9 million.

Ex-Im Credit Facility

As of September 30, 2017, the Ex-Im Credit Facility provided a $362.4 million senior secured direct loan facility, which was fully drawn. Of the $362.4 million in principal amount of borrowings made under the Ex-Im Credit Facility, $321.2 million was used

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remaining $41.2 million used to finance the total exposure fees incurred under the Ex-Im Credit Facility (which includes all previously accrued completion exposure fees).

Borrowings under the Ex-Im Credit Facility bear interest at a fixed rate of 2.38% and are required to be repaid in 16 approximately equal semi-annual installments, commencing approximately six months after the in-orbit acceptance date of the ViaSat-2 satellite (or, if earlier, on April 15, 2018), with a maturity date of October 15, 2025. Exposure fees under the Ex-Im Credit Facility are amortized using the effective interest rate method. The effective interest rate on the Company’s outstanding borrowings under the Ex-Im Credit Facility, which takes into account timing and amount of borrowings, exposure fees, debt issuance costs and other fees, was approximately 4.6%. The Ex-Im Credit Facility is guaranteed by ViaSat and is secured by first-priority liens on the ViaSat-2 satellite and related assets, as well as a pledge of the capital stock of the borrower under the facility.

The Ex-Im Credit Facility contains financial covenants regarding ViaSat’s maximum total leverage ratio and minimum interest coverage ratio. In addition, the Ex-Im Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Ex-Im Credit Facility as of September 30, 2017.

Borrowings under the Ex-Im Credit Facility were issued with a discount of $42.3 million (comprising the initial $6.0 million exposure fee, $35.3 million of completion exposure fees, and other customary fees). Borrowings under the Ex-Im Credit Facility are recorded as current portion of long-term debt and as other long-term debt, net of unamortized discount and debt issuance costs, in the Company’s condensed consolidated financial statements. The discount and deferred financing cost associated with the issuance of the borrowings under the Ex-Im Credit Facility is amortized to interest expense on an effective interest rate basis over the term of the borrowings under the Ex-Im Credit Facility.

Senior Notes

Discharge of indenture and loss on extinguishment of debt

In connection with the Company’s issuance of the 2025 Notes on September 21, 2017, the Company repurchased and redeemed all of its $575.0 million in aggregate principal amount of 2020 Notes then outstanding through a cash tender offer and redemption, and the indenture governing the 2020 Notes was satisfied and discharged in accordance with its terms. On September 21, 2017, the Company repurchased $298.2 million in aggregate principal amount of the 2020 Notes pursuant to the tender offer. The total cash payment to repurchase the tendered 2020 Notes in the tender offer, including accrued and unpaid interest to, but excluding, the repurchase date, was $309.3 million. Also on September 21, 2017, in connection with the redemption of the remaining $276.8 million in aggregate principal amount of 2020 Notes, the Company irrevocably deposited $287.4 million with Wilmington Trust, as trustee, as trust funds solely for the benefit of the holders of such 2020 Notes. The redemption price for the 2020 Notes was 101.719% of the principal amount so redeemed, plus accrued and unpaid interest to, but excluding, the redemption date of October 5, 2017.

In connection with the satisfaction and discharge of the indenture governing the 2020 Notes, all of the obligations of the Company (other than certain customary provisions of the indenture that expressly survive pursuant to the terms of the indenture) were discharged on September 21, 2017.

As a result of the repurchase of the 2020 Notes in the tender offer and the redemption of the remaining 2020 Notes, the Company recognized a $10.2 million loss on extinguishment of debt during the three and six months ended September 30, 2017, which was comprised of $10.6 million in cash payments (including tender offer consideration, redemption premium and related professional fees), net of $0.4 million in non-cash gain (including unamortized premium, net of unamortized debt issuance costs).

Senior Notes due 2025

On September 21, 2017, the Company issued $700.0 million in principal amount of 2025 Notes in a private placement to institutional buyers. The 2025 Notes were issued at face value and are recorded as long-term debt, net of debt issuance costs, in the Company’s condensed consolidated financial statements. The 2025 Notes bear interest at the rate of 5.625% per year, payable semi-annually in cash in arrears, which interest payments will commence in March 2018. Debt issuance costs associated with the issuance of the 2025 Notes are amortized to interest expense on a straight-line basis over the term of the 2025 Notes, the results of which are not materially different from the effective interest rate basis.

The 2025 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of September 30, 2017, none of the Company’s subsidiaries guaranteed the 2025 Notes. The 2025 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

of the Company’s existing and future unsecured unsubordinated debt. The 2025 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2025 Notes, and are senior in right of payment to all of their existing and future subordinated indebtedness.

The indenture governing the 2025 Notes limits, among other things, the Company’s and its restricted subsidiaries’ ability to: incur, assume or guarantee additional debt; issue redeemable stock and preferred stock; pay dividends, make distributions or redeem or repurchase capital stock; prepay, redeem or repurchase subordinated debt; make loans and investments; grant or incur liens; restrict dividends, loans or asset transfers from restricted subsidiaries; sell or otherwise dispose of assets; enter into transactions with affiliates; reduce the Company’s satellite insurance; and consolidate or merge with, or sell substantially all of their assets to, another person.

Prior to September 15, 2020, the Company may redeem up to 40% of the 2025 Notes at a redemption price of 105.625% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the redemption date, from the net cash proceeds of specified equity offerings. The Company may also redeem the 2025 Notes prior to September 15, 2020, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest, if any, thereon to the redemption date. The applicable premium is calculated as the greater of: (i) 1.0% of the principal amount of such 2025 Notes and (ii) the excess, if any, of (a) the present value at such date of redemption of (1) the redemption price of such 2025 Notes on September 15, 2020 plus (2) all required interest payments due on such 2025 Notes through September 15, 2020 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the treasury rate (as defined under the indenture) plus 50 basis points, over (b) the then-outstanding principal amount of such 2025 Notes. The 2025 Notes may be redeemed, in whole or in part, at any time during the 12 months beginning on September 15, 2020 at a redemption price of 102.813%, during the 12 months beginning on September 15, 2021 at a redemption price of 101.406%, and at any time on or after September 15, 2022 at a redemption price of 100%, in each case plus accrued and unpaid interest, if any, thereon to the redemption date.

In the event a change of control triggering event occurs (as defined in the indenture), each holder will have the right to require the Company to repurchase all or any part of such holder’s 2025 Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the 2025 Notes repurchased, plus accrued and unpaid interest, if any, to the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

Note 7 — Product Warranty

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within 12 months are classified as accrued liabilities and amounts expected to be incurred beyond 12 months are classified as other liabilities in the condensed consolidated financial statements. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, the Company bases its estimates on its experience with the technology involved and the types of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and, in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual during the six months ended September 30, 2017 and 2016:

	Six Months Ended
	September 30, 2017	September 30, 2016
	(In thousands)
Balance, beginning of period	$11,058	$11,434
Change in liability for warranties issued in period	218	4,167
Settlements made (in cash or in kind) during the period	(2,617)	(4,235)

Balance, end of period	$8,659	$11,366

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

agreement with approximately $21.0 million of in-orbit satellite performance incentives payments, excluding interest, payable monthly over a nine-year period commencing one month after the completion of in-orbit testing, subject to the continued satisfactory performance of the satellite.

As of September 30, 2017, the Company had two separate agreements with Boeing for the construction and purchase of two ViaSat-3 class satellites and the integration of ViaSat’s payload technologies into the satellites at an amended price of approximately $379.5 million in the aggregate (subject to purchase price adjustments based on factors such as launch delay and early delivery), plus an additional amount for launch support services to be performed by Boeing. In addition, under one of these agreements, the Company has the option to order up to two additional ViaSat-3 class satellites. The first ViaSat-3 class satellite is expected to provide broadband services over the Americas, and the second is expected to provide broadband services over Europe, the Middle East and Africa.

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

In March 2016, the Company’s 52% majority-owned subsidiary TrellisWare was informed by the Civil Division of the U.S. Attorney’s Office for the Southern District of California that it was investigating TrellisWare’s eligibility for certain prior government contracts and whether TrellisWare’s conduct in connection therewith violated the False Claims Act. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information available to determine whether such accruals should be adjusted and whether new accruals are required. During the fourth quarter of fiscal year 2017, based on further developments in that investigation and TrellisWare’s discussions with the U.S. Attorney’s Office, the Company accrued a total loss contingency of $11.8 million in SG&A expenses in its government systems segment, which consisted of $11.4 million in uncharacterized damages and $0.4 million in penalties. The impact of the loss contingency on net income attributable to ViaSat, Inc. stockholders for fiscal year 2017, net of tax, was $4.0 million, with the related amount of $3.7 million recorded to net (loss) income attributable to noncontrolling interests, net of tax. As of September 30, 2017, the total loss contingency was recorded in accrued liabilities and other long term liabilities in the condensed consolidated balance sheet in the amounts of $8.8 million and $3.0 million, respectively. At this time, the Company cannot determine with certainty how or whether the TrellisWare investigation will conclude or whether this will be the final amount of damages and penalties.

The Company has contracts with various U.S. government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal years 2016 and 2017. As of September 30, 2017, the DCAA had completed its incurred cost audit for fiscal year 2004 and approved the Company’s incurred cost claims for fiscal years 2005 through 2015 without further audit. Although the Company has recorded contract revenues subsequent to fiscal year 2015 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of September 30, 2017 and March 31, 2017, the Company had $1.3 million and $1.8 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on the status of the related contracts.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 9 — Income Taxes

The Company calculates its provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period.

For the three and six months ended September 30, 2017, the Company recorded an income tax benefit of $11.5 million and $20.6 million, respectively, resulting in an effective tax benefit rate of 43.9% and 46.9%, respectively. For the three and six months ended September 30, 2016, the Company recorded an income tax provision of $3.6 million and $4.4 million, respectively, resulting in an effective tax rate of 25.1% and 25.5%, respectively. The effective tax rates for the periods differed from the U.S. statutory rate due primarily to the benefit of research and development tax credits. The effective tax rate for the six months ended September 30, 2016 also reflects an increase in valuation allowances on state net operating losses and state research and development tax credits.

When a reliable estimate of the annual effective tax rate cannot be made, the Company computes its provision for income taxes using the actual effective tax rate method for the year-to-date period. For the three and six months ended September 30, 2016, the Company used the actual effective tax rate method in calculating the income tax provision for the period as a reliable estimate of the annual effective tax rate could not be made.

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

For the three and six months ended September 30, 2017, the Company’s gross unrecognized tax benefits increased by $1.2 million and $2.4 million, respectively. In the next 12 months it is reasonably possible that the amount of unrecognized tax benefits will not change significantly.

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

Note 10 — Equity Method Investments and Related-Party Transactions

Eutelsat strategic partnering arrangement

In March 2017, the Company acquired a 49% interest in Euro Broadband Infrastructure Sàrl (Euro Infrastructure Co.) for $139.5 million as part of the consummation of the Company’s strategic partnering arrangement with Eutelsat S.A. (together with its affiliates, Eutelsat). The Company’s investment in Euro Infrastructure Co. is accounted for under the equity method and the total investment, including basis difference allocated to tangible assets, identifiable intangible assets, deferred income taxes and goodwill, is classified as a single line item, as an investment in unconsolidated affiliate, on the Company’s condensed consolidated balance sheets. Because the underlying net assets in Euro Infrastructure Co. and the related excess carrying value of investment over the proportionate share of net assets are denominated in Euros, foreign currency translation gains or losses impact the recorded value of the Company’s investment. Therefore the Company recorded foreign currency translation gains, net of tax, of approximately $5.7 million and $7.7 million for the three and six months ended September 30, 2017, respectively, in accumulated other comprehensive income (loss). The Company records its proportionate share of the results of Euro Infrastructure Co., and any related basis difference amortization expense, within equity in income (losses) of unconsolidated affiliate, net, one quarter in arrears. Accordingly, the Company included its share of the results of Euro Infrastructure Co. for the three months ended June 30, 2017 in its condensed consolidated financial statements for the three months ended September 30, 2017, and its share of the results of Euro Infrastructure Co. from the date of the Company’s investment in Euro Infrastructure Co. on March 3, 2017 through June 30, 2017 in its condensed consolidated financial statements for the six months ended September 30, 2017. The Company’s investment in Euro Infrastructure Co. is presented at cost of investment plus its accumulated proportional share of income or loss, including amortization of the difference in the historical basis of the Company’s contribution, less any distributions it has received.

The difference between the Company’s carrying value of its investment in Euro Infrastructure Co. and its proportionate share of the net assets of Euro Infrastructure Co. as of September 30, 2017 and March 31, 2017 is summarized as follows:

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	As of September 30, 2017	As of March 31, 2017
	(In thousands)
Carrying value of investment in Euro Infrastructure Co.	$153,973	$141,894
Less: proportionate share of net assets of Euro Infrastructure Co.	138,313	127,393

Excess carrying value of investment over proportionate share of net assets	$15,660	$14,501

The excess carrying value has been primarily assigned to:
Goodwill	$22,537	$20,791
Identifiable intangible assets	13,815	12,379
Tangible assets	(22,411)	(20,241)
Deferred income taxes	1,719	1,572

	$ 15,660	$ 14,501

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

The Company’s share of income on its investment in Euro Infrastructure Co. was $0.7 million and $0.2 million for the three and six months ended September 30, 2017, respectively, (consisting of the Company’s share of equity in Euro Infrastructure Co.’s income, including amortization of the difference in the historical basis of the Company’s contribution). The Company did not hold any investment in Euro Infrastructure Co. in the prior year period.

Since acquiring its interest in Euro Infrastructure Co., the Company has recorded in retained earnings an insignificant amount of undistributed cumulative earnings in equity interests, net of tax, as of September 30, 2017.

Related-party transactions

Transactions with the equity method investee are considered related-party transactions. The following tables set forth the material related-party transactions entered into between Euro Infrastructure Co. and its subsidiaries, on the one hand, and the Company and its subsidiaries, on the other hand, in the ordinary course of business for the time periods presented:

	Three Months Ended			Six Months Ended
	September 30, 2017	September 30, 2016		September 30, 2017	September 30, 2016
	(In thousands)
Revenue	$2,177	$	*	$5,628	$	*
Expense	1,757		*	3,588		*
Cash received	2,278		*	4,349		*
Cash paid	1,989		*	4,009		*

	As of September 30, 2017	As of March 31, 2017
	(In thousands)
Accounts receivable	$1,910	$	*	*
Collections in excess of revenues and deferred revenues	2,971		*	*

*	Euro Infrastructure Co. and its subsidiaries were not related parties in the prior year period.
**	Amount was insignificant.

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

Segment revenues and operating profits (losses) for the three and six months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(In thousands)
Revenues:
Satellite services
Product (1)	$214	$6,782	$431	$13,467
Service	147,364	149,502	299,361	295,210

Total	147,578	156,284	299,792	308,677
Commercial networks
Product	47,347	58,445	83,830	117,041
Service	8,922	7,018	17,687	13,975

Total	56,269	65,463	101,517	131,016
Government systems
Product	134,222	122,008	263,640	217,403
Service	55,005	55,403	108,169	105,192

Total	189,227	177,411	371,809	322,595
Elimination of intersegment revenues	—	—	—	—

Total revenues	$393,074	$399,158	$773,118	$762,288

Operating profits (losses):
Satellite services (1)	$12,616	$32,550	$31,459	$63,417
Commercial networks	(59,377)	(40,868)	(125,502)	(79,399)
Government systems	34,221	29,009	66,813	46,964
Elimination of intersegment operating profits	—	—	—	—

Segment operating (loss) profit before corporate and amortization of acquired intangible assets	(12,540)	20,691	(27,230)	30,982
Corporate	—	—	—	—
Amortization of acquired intangible assets	(3,320)	(2,277)	(6,580)	(4,790)

(Loss) income from operations	$(15,860)	$18,414	$(33,810)	$26,192

(1)	Product revenues and operating profits in the satellite services segment for the three and six months ended September 30, 2016 included $6.6 million and $13.2 million, respectively, relating to amounts realized under the Company’s settlement agreement entered into in fiscal year 2015 with Space Systems/Loral, Inc. and its former parent company Loral Space & Communications, Inc. As of March 31, 2017, all payments pursuant to this settlement agreement had been recorded and no further impacts to the Company’s consolidated financial statements are anticipated related to this settlement agreement.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. The Company’s property and equipment, including its satellites, earth stations and other networking equipment, are assigned to corporate assets as they are available for use by the various segments throughout their estimated useful lives. Segment assets as of September 30, 2017 and March 31, 2017 were as follows:

	As of September 30, 2017	As of March 31, 2017
	(In thousands)
Segment assets:
Satellite services	$74,234	$81,728
Commercial networks	192,563	179,992
Government systems	322,467	326,242

Total segment assets	589,264	587,962
Corporate assets	2,698,957	2,366,691

Total assets	$3,288,221	$2,954,653

Other acquired intangible assets, net and goodwill included in segment assets as of September 30, 2017 and March 31, 2017 were as follows:

	Other Acquired Intangible Assets, Net		Goodwill
	As of September 30, 2017	As of March 31, 2017	As of September 30, 2017	As of March 31, 2017
	(In thousands)
Satellite services	$19,238	$21,843	$13,814	$13,579
Commercial networks	4,111	4,903	43,981	43,930
Government systems	13,447	14,931	62,797	62,367

Total	$36,796	$41,677	$120,592	$119,876

Amortization of acquired intangible assets by segment for the three and six months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended		Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(In thousands)
Satellite services	$2,173	$1,105	$4,267	$2,209
Commercial networks	386	411	792	856
Government systems	761	761	1,521	1,725

Total amortization of acquired intangible assets	$3,320	$2,277	$6,580	$4,790

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

Satellite Services

Our satellite services business uses our proprietary technology platform to provide satellite-based high-speed broadband services with multiple applications to consumers, enterprises, commercial airlines and mobile broadband customers. Our proprietary Ka-band satellites are at the core of our technology platform. The ViaSat-1 satellite (our first-generation high-capacity Ka-band spot-beam satellite) was placed into service in January 2012. On June 1, 2017, our second-generation ViaSat-2 satellite was successfully launched into orbit, and the satellite manufacturer will transfer operation of the satellite to us following the successful completion of orbit raising, orbital placement and in-orbit testing. We currently have two third-generation ViaSat-3 class satellites under construction. We also own the WildBlue-1 satellite, which was placed into service in March 2007.

The primary services offered by our satellite services segment are comprised of:

•

Fixed broadband services under the Exede® and Wildblue® brands, which provide consumers and businesses with high-speed broadband internet access and Voice over Internet Protocol (VoIP) services. As of September 30, 2017, we provided broadband internet services to approximately 589,000 consumer and small business subscribers.

•

In-flight services including our flagship ViaSat in-flight internet services and aviation software services. As of September 30, 2017, 576 commercial aircraft were in service utilizing our ViaSat in-flight internet services.

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

Revenues in our commercial networks and government systems segments are primarily derived from three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Fixed-price contracts (which require us to provide products and services under a contract at a specified price) comprised approximately 87% and 89% of our total revenues for these segments for the three months ended September 30, 2017 and 2016, respectively, and 87% and 88% of our total revenues for these segments for the six months ended September 30, 2017 and 2016, respectively. The remainder of our revenues in these segments for such periods was derived primarily from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

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

Historically, a significant portion of our revenues in our commercial networks and government systems segments has been derived from customer contracts that include the research and development of products. The research and development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded research and development from our customer contracts were approximately 19% and 16% of our total revenues in the three months ended September 30, 2017 and 2016, respectively. Revenues for our funded research and development from our customer contracts were approximately 19% of our total revenues in the six months ended September 30, 2017 and 2016.

We also incur independent research and development (IR&D) expenses, which are not directly funded by a third party. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development projects. IR&D expenses were approximately 12% and 8% of total revenues during the three months ended September 30, 2017 and 2016, respectively, and approximately 12% and 7% of total revenues during the six months ended September 30, 2017 and 2016, respectively. As a government contractor, we are able to recover a portion of our IR&D expenses pursuant to our government contracts.

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

The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. For contract claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. During the three months ended September 30, 2017 and 2016, we recorded losses of approximately $1.5 million and $1.6 million, respectively, related to loss contracts. During the six months ended September 30, 2017 and 2016, we recorded losses of approximately $3.7 million and $2.0 million, respectively, related to loss contracts.

Assuming the initial estimates of sales and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates due to revisions in sales and future cost estimates or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for on a cumulative basis in the period estimates are revised. We believe we have established appropriate systems and processes to enable us to reasonably estimate future costs on our programs through regular evaluations of contract costs, scheduling and technical matters by business unit personnel and management. Historically, in the aggregate, we have not experienced significant deviations in actual costs from estimated program costs, and when deviations that result in significant adjustments arise, we disclose the related impact in Management’s Discussion and Analysis of Financial Condition and Results of Operations. However, these estimates require significant management judgment, and a significant change in future cost estimates on one or more programs could have a material effect on our results of operations. A one percent variance in our future cost estimates on open fixed-price contracts as of September 30, 2017 would change our loss before income taxes by an insignificant amount.

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

We own two satellites in service: ViaSat-1 (our first-generation high-capacity Ka-band spot-beam satellite, which was placed into service in January 2012) and WildBlue-1 (which was placed into service in March 2007). On June 1, 2017, our second-generation ViaSat-2 satellite was successfully launched into orbit, and the satellite manufacturer will transfer operation of the satellite to us following the successful completion of orbit raising, orbital placement and in-orbit testing. We currently have two third-generation ViaSat-3 class satellites under construction. In addition, we have an exclusive prepaid lifetime capital lease of Ka-band capacity over the contiguous United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and own related earth stations and networking equipment for all of our satellites. Property and equipment also includes the CPE units leased to subscribers under a retail leasing program as part of our satellite services segment.

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We periodically review the remaining estimated useful life of the satellite to determine if revisions to the estimated life are necessary. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by us for the three and six months ended September 30, 2017 and 2016.

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

Income taxes and valuation allowance on deferred tax assets

Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis to determine if the weight of available evidence suggests that an additional valuation allowance is needed. In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the event that our estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established which would cause a decrease to income in the period such determination is made. Our valuation allowance against deferred tax assets increased from $17.7 million at March 31, 2017 to $19.4 million at September 30, 2017. The valuation allowance primarily relates to state net operating loss carryforwards and state research and development tax credit carryforwards.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenues:	100.0%	100.0%	100.0%	100.0%
Product revenues	46.2	46.9	45.0	45.6
Service revenues	53.8	53.1	55.0	54.4
Operating expenses:
Cost of product revenues	34.1	34.3	33.2	33.8
Cost of service revenues	34.4	33.6	35.3	34.3
Selling, general and administrative	22.9	19.3	23.2	20.5
Independent research and development	11.8	7.6	11.8	7.3
Amortization of acquired intangible assets	0.8	0.6	0.9	0.6

(Loss) income from operations	(4.0)	4.6	(4.4)	3.4
Interest expense, net	(0.0)	(1.0)	0.0	(1.2)
Loss on extinguishment of debt	(2.6)	—	(1.3)	—

(Loss) income before income taxes	(6.6)	3.6	(5.7)	2.3
Benefit from (provision for) income taxes	2.9	(0.9)	2.7	(0.6)

Net (loss) income	(3.5)	2.7	(3.0)	1.7
Net (loss) income attributable to ViaSat, Inc.	(3.5)	2.8	(2.9)	1.7

Three Months Ended September 30, 2017 vs. Three Months Ended September 30, 2016

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2017	September 30, 2016
Product revenues	$181.8	$187.2	$(5.5)	(2.9)%
Service revenues	211.3	211.9	(0.6)	(0.3)%

Total revenues	$393.1	$399.2	$(6.1)	(1.5)%

Our total revenues decreased by $6.1 million as a result of a $5.5 million decrease in product revenues and a $0.6 million decrease in service revenues. The product revenue decrease was driven by decreases of $11.1 million in our commercial networks segment and $6.6 million in our satellite services segment, partially offset by an increase of $12.2 million in our government systems segment. The decrease in product revenue in our satellite services segment reflected the payments in the prior year period under our settlement agreement with Space Systems/Loral, Inc. and its former parent company Loral Space & Communications, Inc. (the Settlement Agreement) recognized as product revenue. As of March 31, 2017 all payments pursuant to the Settlement Agreement had been recorded and no further impacts to our consolidated financial statements are anticipated related to the Settlement Agreement.

Cost of revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2017	September 30, 2016
Cost of product revenues	$133.9	$136.8	$(3.0)	(2.2)%
Cost of service revenues	135.4	134.2	1.2	0.9%

Total cost of revenues	$269.3	$271.1	$(1.8)	(0.7)%

Cost of revenues decreased by $1.8 million due to a decrease of $3.0 million in cost of product revenues, partially offset by an increase of $1.2 million in cost of service revenues. The cost of product revenue decrease mainly related to improved margins in global mobile broadband products in our government systems segment. The cost of service revenue increase mainly related to lower margins for our in-flight services and Exede broadband services in our satellite services segment due to the ramp up of large-scale commercial air in-flight connectivity services and preparation for the ViaSat-2 service launch.

Selling, general and administrative expenses

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2017	September 30, 2016
Selling, general and administrative	$90.1	$77.2	$12.9	16.7%

The $12.9 million increase in selling, general and administrative (SG&A) expenses was primarily attributable to higher support costs of $11.1 million spread across all three segments mainly due to the higher employee-related costs supporting the upcoming ViaSat-2 service launch and our commercial air growth activities, as well as in support of the expansion of our international businesses. In addition, new business proposal costs increased $1.3 million driven primarily by increases in our commercial networks and government systems segments. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2017	September 30, 2016
Independent research and development	$46.3	$30.2	$16.1	53.3%

The $16.1 million increase in IR&D expenses was primarily the result of increased IR&D efforts of $11.6 million in our commercial networks segment (primarily related to an increase in IR&D efforts relating to next-generation satellite payload technologies for our ViaSat-3 class satellites) and $4.5 million in our government systems segment (primarily related to research increases in the development of next-generation dual band mobility solutions).

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to ten years. The $1.0 million increase in amortization of acquired intangible assets in the second quarter of fiscal year 2018 compared to the prior year period was primarily the result of our acquisition of Aerodocs Limited (Arconics) in November 2016. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the six months ended September 30, 2017	$6,580

Expected for the remainder of fiscal year 2018	$5,518
Expected for fiscal year 2019	9,411
Expected for fiscal year 2020	7,593
Expected for fiscal year 2021	5,186
Expected for fiscal year 2022	3,362
Thereafter	5,726

$36,796

Interest income

The $0.1 million decrease in interest income in the three months ended September 30, 2017 compared to the prior year period was primarily due to the effect of payments in the prior year period under the Settlement Agreement recognized as interest income.

Interest expense

The $4.1 million decrease in interest expense in the three months ended September 30, 2017 compared to the prior year period was primarily due to an increase of $4.5 million in the amount of interest capitalized during the second quarter of fiscal year 2018 compared to the prior year period. Capitalized interest expense during the three months ended September 30, 2017 and 2016 related to the construction of our ViaSat-2 satellite and related gateway and networking equipment, construction of our ViaSat-3 class satellites and other assets.

Benefit from (provision for) income taxes

For the three months ended September 30, 2017, we recorded an income tax benefit of $11.5 million, resulting in an effective tax benefit rate of 43.9%. For the three months ended September 30, 2016, we recorded an income tax provision of $3.6 million, resulting in an effective tax rate of 25.1%. The effective tax rates for the periods differed from the U.S. statutory rate due primarily to the benefit of research and development tax credits.

We calculate our provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period. However, when a reliable estimate cannot be made, we compute our provision for income taxes using the actual effective tax rate method for the year-to-date period. For the three months ended September 30, 2016, we used the actual effective tax rate method in calculating the income tax provision for the period as a reliable estimate of the annual effective tax rate could not be made.

Segment Results for the Three Months Ended September 30, 2017 vs. Three Months Ended September 30, 2016

Satellite services segment

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2017	September 30, 2016
Segment product revenues	$0.2	$6.8	$(6.6)	(96.8)%
Segment service revenues	147.4	149.5	(2.1)	(1.4)%

Total segment revenues	$147.6	$156.3	$(8.7)	(5.6)%

Our satellite services segment revenues decreased by $8.7 million primarily as a result of a $6.6 million decrease in product revenues and $2.1 million decrease in service revenues. The decrease in product revenues reflected the payments in the prior year period under the Settlement Agreement recognized as product revenue. As of March 31, 2017 all payments pursuant to the Settlement Agreement had been recorded and no further impacts to our consolidated financial statements are anticipated related to the Settlement Agreement. The decrease in service revenues was primarily driven by a decrease in fixed broadband services due to a decrease in total subscribers of our broadband internet services, partially offset by higher average revenue per broadband subscriber compared to the prior year period and the expansion of our in-flight services. As of September 30, 2017, 576 commercial aircraft were in service utilizing our in-flight internet services, compared to 533 commercial aircraft in service as of September 30, 2016. Total subscribers of our broadband internet services decreased year over year, with approximately 589,000 subscribers at September 30, 2017 compared to 686,000 subscribers at September 30, 2016.

Segment operating profit

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2017	September 30, 2016
Segment operating profit	$12.6	$32.6	$(19.9)	(61.2)%
Percentage of segment revenues	8.5%	20.8%

The decrease in our satellite services segment operating profit was driven primarily by lower earnings contributions of $13.9 million primarily due to the decrease in product revenues resulting from the completion of payments under the Settlement Agreement during fiscal year 2017, as well as increases in cost of service revenues related to in-flight services and fixed broadband services due to the ramp up of large-scale commercial air in-flight connectivity services and preparation for the ViaSat-2 service launch. The decrease in operating profit was further impacted by higher SG&A costs of $6.1 million compared to the prior year period mainly due to the higher employee-related costs supporting the upcoming ViaSat-2 service launch, as well as in support of the expansion of our international businesses.

Commercial networks segment

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2017	September 30, 2016
Segment product revenues	$47.3	$58.4	$(11.1)	(19.0)%
Segment service revenues	8.9	7.0	1.9	27.1%

Total segment revenues	$56.3	$65.5	$(9.2)	(14.0)%

Our commercial networks segment revenues decreased by $9.2 million, due to an $11.1 million decrease in product revenues, offset by a $1.9 million increase in service revenues. The decrease in product revenues was primarily due to a decrease of $15.5 million in fixed satellite networks products (mainly due to a decrease in broadband terminal orders from our large-scale Australian Ka-band infrastructure project that commenced last fiscal year), partially offset by an increase of $6.2 million in mobile broadband satellite communication systems products.

Segment operating loss

	Three Months Ended		Dollar (Increase) Decrease	Percentage (Increase) Decrease
(In millions, except percentages)	September 30, 2017	September 30, 2016
Segment operating loss	$(59.4)	$(40.9)	$(18.5)	(45.3)%
Percentage of segment revenues	(105.5)%	(62.4)%

The $18.5 million increase in our commercial networks segment operating loss was driven primarily by an $11.6 million increase in IR&D expenses (primarily due to an increase in IR&D efforts relating to next-generation satellite payload technologies for our ViaSat-3 class satellites), $3.7 million increase in overall SG&A costs (primarily due to the higher employee-related costs supporting our commercial air growth activities) and lower earnings contributions of $3.2 million (primarily due to lower revenues in fixed satellite network products).

Government systems segment

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2017	September 30, 2016
Segment product revenues	$134.2	$122.0	$12.2	10.0%
Segment service revenues	55.0	55.4	(0.4)	(0.7)%

Total segment revenues	$189.2	$177.4	$11.8	6.7%

Our government systems segment revenues increased by $11.8 million due to an increase of $12.2 million in product revenues, slightly offset by a decrease of $0.4 million in service revenues. The product revenue increase was primarily due to a $4.8 million increase in tactical data link products, a $4.5 million increase in global mobile broadband products and a $4.1 million increase in tactical satcom radio products.

Segment operating profit

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2017	September 30, 2016
Segment operating profit	$34.2	$29.0	$5.2	18.0%
Percentage of segment revenues	18.1%	16.4%

The $5.2 million increase in our government systems segment operating profit reflected higher earnings contributions of $12.8 million primarily due to higher revenues in our tactical data links products and global mobile broadband products, coupled with improved margins in global mobile broadband products. This operating profit increase was partially offset by higher IR&D costs of $4.5 million (primarily related to research increases in the development of next-generation dual band mobility solutions) and higher SG&A costs of $3.1 million.

Six Months Ended September 30, 2017 vs. Six Months Ended September 30, 2016

Revenues

	Six Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2017	September 30, 2016
Product revenues	$347.9	$347.9	$—	—%
Service revenues	425.2	414.4	10.8	2.6%

Total revenues	$773.1	$762.3	$10.8	1.4%

Our total revenues grew by $10.8 million as a result of a $10.8 million increase in service revenues. The service revenue increase was driven by increases of $4.2 million in our satellite services segment, $3.7 million in our commercial networks segment and $3.0 million in our government systems segment.

Cost of revenues

	Six Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2017	September 30, 2016
Cost of product revenues	$256.5	$257.5	$(1.0)	(0.4)%
Cost of service revenues	273.3	261.8	11.4	4.4%

Total cost of revenues	$529.8	$519.3	$10.4	2.0%

Cost of revenues increased by $10.4 million due to an increase of $11.4 million in cost of service revenues, partially offset by a decrease of $1.0 million in cost of product revenues. The cost of service revenue increase was primarily due to increased service revenues, which generated a $6.8 million increase in cost of service revenues on a constant margin basis. This cost of service revenue increase mainly related to in-flight services in our satellite services segment, fixed satellite networks services in our commercial networks segment and government satellite communication systems services in our government systems segment, coupled with lower margins for in-flight services and Exede broadband services in our satellite services segment due to the ramp up of large-scale commercial air in-flight connectivity services and preparation for the ViaSat-2 service launch. The cost of product revenue decrease was due to improved margins in global mobile broadband products in our government systems segment.

Selling, general and administrative expenses

	Six Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2017	September 30, 2016
Selling, general and administrative	$179.3	$156.6	$22.6	14.5%

The $22.6 million increase in SG&A expenses was primarily attributable to higher support costs of $21.7 million spread across all three segments mainly due to the higher employee-related costs supporting the upcoming ViaSat-2 service launch and our commercial air growth activities, as well as in support of the expansion of our international businesses. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Six Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2017	September 30, 2016
Independent research and development	$91.3	$55.4	$36.0	65.0%

The $36.0 million increase in IR&D expenses was primarily the result of increased IR&D efforts of $26.6 million in our commercial networks segment (primarily related to an increase in IR&D efforts relating to next-generation satellite payload technologies for our ViaSat-3 class satellites and mobile broadband satellite communication systems for commercial airline platforms) and $9.4 million in our government systems segment (primarily related to research increases in the development of next-generation dual band mobility solutions).

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to ten years. The $1.8 million increase in amortization of acquired intangible assets in the first six months of fiscal year 2018 compared to the prior year period was primarily the result of our acquisition of Arconics in November 2016. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the six months ended September 30, 2017	$6,580

Expected for the remainder of fiscal year 2018	$5,518
Expected for fiscal year 2019	9,411
Expected for fiscal year 2020	7,593
Expected for fiscal year 2021	5,186
Expected for fiscal year 2022	3,362
Thereafter	5,726

$36,796

Interest income

The $0.3 million decrease in interest income in the six months ended September 30, 2017 compared to the prior year period was primarily due to the effect of payments in the prior year period under the Settlement Agreement recognized as interest income.

Interest expense

The $9.2 million decrease in interest expense in the six months ended September 30, 2017 compared to the prior year period was primarily due to an increase of $8.9 million in the amount of interest capitalized during the first six months of fiscal year 2018 compared to the prior year period. Capitalized interest expense during the six months ended September 30, 2017 and 2016 related to the construction of our ViaSat-2 satellite and related gateway and networking equipment, construction of our ViaSat-3 class satellites and other assets.

Benefit from (provision for) income taxes

For the six months ended September 30, 2017, we recorded an income tax benefit of $20.6 million, resulting in an effective tax benefit rate of 46.9%. For the six months ended September 30, 2016, we recorded an income tax provision of $4.4 million, resulting in an effective tax rate of 25.5%. The effective tax rates for the periods differed from the U.S. statutory rate due primarily to the benefit of research and development tax credits. The effective tax rate for the six months ended September 30, 2016 also reflects an increase in valuation allowances on state net operating losses and state research and development tax credits.

We calculate our provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period. However, when a reliable estimate cannot be made, we compute our provision for income taxes using the actual effective tax rate method for the year-to-date period. For the six months ended September 30, 2016, we used the actual effective tax rate method in calculating the income tax provision for the period as a reliable estimate of the annual effective tax rate could not be made.

Segment Results for the Six Months Ended September 30, 2017 vs. Six Months Ended September 30, 2016

Satellite services segment

Revenues

	Six Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2017	September 30, 2016
Segment product revenues	$0.4	$13.5	$(13.0)	(96.8)%
Segment service revenues	299.4	295.2	4.2	1.4%

Total segment revenues	$299.8	$308.7	$(8.9)	(2.9)%

Our satellite services segment revenues decreased by $8.9 million primarily as a result of a $13.0 million decrease in product revenues, partially offset by a $4.2 million increase in service revenues. The decrease in product revenues reflected the payments in the prior year period under the Settlement Agreement recognized as product revenue. As of March 31, 2017 all payments pursuant to the Settlement Agreement had been recorded and no further impacts to our consolidated financial statements are anticipated related to the Settlement Agreement. The increase in service revenues was primarily driven by expansion of our in-flight services, partially offset by a decrease in our fixed broadband services due to a decrease in the overall number of residential subscribers. As of September 30, 2017, 576 commercial aircraft were in service utilizing our in-flight internet services, compared to 533 commercial aircraft in service as of September 30, 2016. Total subscribers of our broadband internet services decreased year over year, with approximately 589,000 subscribers at September 30, 2017 compared to 686,000 subscribers at September 30, 2016.

Segment operating profit

	Six Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2017	September 30, 2016
Segment operating profit	$31.5	$63.4	$(32.0)	(50.4)%
Percentage of segment revenues	10.5%	20.5%

The decrease in our satellite services segment operating profit was driven primarily by lower earnings contributions of $23.6 million primarily due to the decrease in product revenues resulting from the completion of payments under the Settlement Agreement during fiscal year 2017, as well as increases in cost of service revenues related to in-flight services and fixed broadband services due to large-scale commercial air in-flight connectivity service ramp up and preparation for the ViaSat-2 service launch. The decrease in operating profit was further impacted by higher SG&A costs of $8.4 million compared to the prior year period mainly due to the higher employee-related costs supporting the upcoming ViaSat-2 service launch, as well as in support of the expansion of our international businesses.

Commercial networks segment

Revenues

	Six Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2017	September 30, 2016
Segment product revenues	$83.8	$117.0	$(33.2)	(28.4)%
Segment service revenues	17.7	14.0	3.7	26.6%

Total segment revenues	$101.5	$131.0	$(29.5)	(22.5)%

Our commercial networks segment revenues decreased by $29.5 million, due to a $33.2 million decrease in product revenues, partially offset by a $3.7 million increase in service revenues. The decrease in product revenues was primarily due to a decrease of $37.9 million in fixed satellite networks products (mainly due to a decrease in broadband terminal orders from our large-scale Australian Ka-band infrastructure project that commenced last fiscal year), partially offset by an increase of $5.0 million in mobile broadband satellite communication systems products. The increase in service revenues was primarily due to an increase of $2.6 million in fixed satellite network services.

Segment operating loss

	Six Months Ended		Dollar (Increase) Decrease	Percentage (Increase) Decrease
(In millions, except percentages)	September 30, 2017	September 30, 2016
Segment operating loss	$(125.5)	$(79.4)	$(46.1)	(58.1)%
Percentage of segment revenues	(123.6)%	(60.6)%

The $46.1 million increase in our commercial networks segment operating loss was driven primarily by a $26.6 million increase in IR&D expenses (primarily due to an increase in IR&D efforts relating to next-generation satellite payload technologies for our ViaSat-3 class satellites and mobile broadband satellite communication systems for commercial airline platforms), lower earnings contributions of $11.9 million (primarily due to lower revenues in fixed satellite network products and lower margins in our mobile broadband satellite communication systems due to a ramp up of mobile terminal deliveries that are expected to occur in the second half of fiscal year 2018) and a $7.5 million increase in overall SG&A costs (primarily due to the higher employee-related costs supporting our commercial air growth activities).

Government systems segment

Revenues

	Six Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2017	September 30, 2016
Segment product revenues	$263.6	$217.4	$46.2	21.3%
Segment service revenues	108.2	105.2	3.0	2.8%

Total segment revenues	$371.8	$322.6	$49.2	15.3%

Our government systems segment revenues increased by $49.2 million due to increases of $46.2 million in product revenues and $3.0 million in service revenues. The product revenue increase was primarily due to a $19.7 million increase in tactical data link products, a $15.5 million increase in global mobile broadband products, a $4.7 million increase in government satellite communication systems products and a $3.9 million increase in tactical satcom radio products. The service revenue increase was primarily due to a $5.2 million increase in government satellite communication systems services and a $1.5 million increase in global mobile broadband services, partially offset by a $4.3 million decrease in our network management services for Wi-Fi and other internet access networks.

Segment operating profit

	Six Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2017	September 30, 2016
Segment operating profit	$66.8	$47.0	$19.8	42.3%
Percentage of segment revenues	18.0%	14.6%

The $19.8 million increase in our government systems segment operating profit reflected higher earnings contributions of $35.9 million primarily due to higher revenues in our tactical data links products, global mobile broadband products and government satellite communication systems products and services, coupled with improved margins in global mobile broadband products. This operating profit increase was partially offset by higher IR&D costs of $9.4 million (primarily related to research increases in the development of next-generation dual band mobility solutions) and overall higher SG&A costs of $6.7 million.

Backlog

As reflected in the table below, our overall firm and funded backlog increased during the first six months of fiscal year 2018. The increases in both firm and funded backlog were attributable primarily to increases in our government systems segment.

	As of September 30, 2017	As of March 31, 2017
	(In millions)
Firm backlog
Satellite services segment	$126.5	$125.2
Commercial networks segment	263.4	265.9
Government systems segment	689.0	633.3

Total	$1,078.9	$1,024.4

Funded backlog
Satellite services segment	$126.5	$125.2
Commercial networks segment	263.4	265.9
Government systems segment	615.9	546.8

Total	$1,005.8	$937.9

The firm backlog does not include contract options. Of the $1.1 billion in firm backlog, $375.0 million is expected to be delivered during the remaining six months of fiscal year 2018, and the balance is expected to be delivered in fiscal year 2019 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders. Backlog does not include contracts with our Exede broadband internet subscribers in our satellite services segment, nor does it include anticipated purchase orders and requests for the installation of in-flight broadband systems or future recurring internet services revenues under commercial in-flight internet agreements recorded in our commercial networks and satellite services segments, respectively. As of September 30, 2017, we expect to install in-flight broadband systems on approximately 830 additional aircraft under our existing customer agreements with commercial airlines, approximately 100 of which relate to accepted purchase orders (and are included in firm backlog in our commercial networks segment) and approximately 730 of which relate to anticipated purchase orders and requests under existing customer agreements. There can be no assurance that all anticipated purchase orders and requests will be placed.

Our total new awards were approximately $384.8 million and $826.6 million for the three and six months ended September 30, 2017, respectively, compared to $586.1 million and $922.4 million for the three and six months ended September 30, 2016, respectively.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing, export credit agency financing and equity financing. At September 30, 2017, we had $242.7 million in cash and cash equivalents, $417.4 million in working capital, no outstanding borrowings under our revolving credit facility (the Revolving Credit Facility) and borrowing availability of $769.9 million under the Revolving Credit Facility. As of September 30, 2017, our $362.4 million direct loan facility with the Export-Import Bank of the United States for ViaSat-2 (the Ex-Im Credit Facility and, together with the Revolving Credit Facility, the Credit Facilities) was fully drawn. At March 31, 2017, we had $130.1 million in cash and cash equivalents, $289.3 million in working capital, no outstanding borrowings and borrowing availability of $761.4 million under our Revolving Credit Facility and $274.6 million in principal amount of outstanding borrowings under our Ex-Im Credit Facility. We invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

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

To further enhance our liquidity position or to finance the construction and launch of any future satellites, acquisitions, strategic partnering arrangements, joint ventures or other business investment initiatives, we may obtain additional financing, which could consist of debt, convertible debt or equity financing from public and/or private credit and capital markets. In February 2016, we filed a universal shelf registration statement with the SEC for the future sale of an unlimited amount of common stock, preferred stock, debt securities, depositary shares, warrants and rights. The securities may be offered from time to time, separately or together, directly by us, by selling security holders, or through underwriters, dealers or agents at amounts, prices, interest rates and other terms to be determined at the time of the offering. We believe that our current cash balances and net cash expected to be provided by operating activities along with availability under our Revolving Credit Facility will be sufficient to meet our anticipated operating requirements for at least the next 12 months.

Cash flows

Cash provided by operating activities for the first six months of fiscal year 2018 was $185.8 million compared to $191.6 million in the prior year period. This $5.8 million decrease was primarily driven by our operating results (net (loss) income adjusted for depreciation, amortization and other non-cash charges) which resulted in $42.1 million of higher cash outflows year-over-year, partially offset by a $36.3 million year-over-year decrease in cash used to fund net operating assets. The decrease in cash used to fund net operating assets during the first six months of fiscal year 2018 when compared to the prior year period was primarily due to an increase in the long-term portion of deferred revenues included in other liabilities in our satellite services segment, partially offset by an increase in cash used for inventory in our commercial networks segment due to a ramp up of mobile terminal deliveries that are expected to occur in the second half of fiscal year 2018.

Cash used in investing activities for the first six months of fiscal year 2018 was $243.6 million compared to $299.1 million in the prior year period. The decrease in cash used in investing activities year-over-year reflects a decrease of $59.2 million in cash used for satellite construction, partially offset by an increase of $4.3 million for the construction of earth stations and network operation systems related to the ViaSat-2 satellite.

Cash provided by financing activities for the first six months of fiscal year 2018 was $169.8 million compared to $116.9 million for the prior year period. This $52.9 million increase in cash provided by financing activities year-over-year was primarily related to the issuance of $700.0 million in aggregate principal amount of our 5.625% Senior Notes due 2025 (the 2025 Notes) during the second quarter of fiscal year 2018. This increase was partially offset by the repurchase and redemption of $575.0 million in aggregate principal amount of our former 6.875% Notes due 2020 (the 2020 Notes) and $10.6 million with respect to the related payment of debt extinguishment costs during the second quarter of fiscal year 2018. Further offsets included year-over-year decreases of $45.0 million in net proceeds from borrowings under our Revolving Credit Facility and $14.7 million in net proceeds from borrowings under our Ex-Im Credit Facility and a year-over-year increase of $2.2 million related to payments of debt issuance costs during the first six months of fiscal year 2018. Cash provided by financing activities for both periods included cash received from stock option exercises and employee stock purchase plan purchases, offset by cash used for the repurchase of common stock related to net share settlement of certain employee tax liabilities in connection with the vesting of restricted stock unit awards.

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

As of September 30, 2017, we had two separate agreements with Boeing for the construction and purchase of two ViaSat-3 class satellites and the integration of ViaSat’s payload technologies into the satellites at an amended price of approximately $379.5 million in the aggregate (subject to purchase price adjustments based on factors such as launch delay and early delivery), plus an additional amount for launch support services to be performed by Boeing. In addition, under one of these agreements, we have the option to order up to two additional ViaSat-3 class satellites. The first ViaSat-3 class satellite is expected to provide broadband services over the Americas, and the second is expected to provide broadband services over the Europe, Middle East and Africa (EMEA) region. The projected aggregate total project cost for the two ViaSat-3 class satellites, including the satellites, launches, insurance and related earth station infrastructure, through satellite launch is estimated to be between $1.2 billion and $1.4 billion, and will depend on the timing of the earth station infrastructure roll-out of each satellite and the method we use to procure fiber access. Our total cash funding may be reduced through various third-party agreements, including potential joint service offerings and other strategic partnering arrangements. We believe we have adequate sources of funding for the ViaSat-3 class satellites, which include our cash on hand, available borrowing capacity and the cash we expect to generate from operations over the next few years.

Our IR&D investments in our ViaSat-3 class satellites currently under construction and in our commercial mobility businesses are expected to be higher in fiscal year 2018 compared to the prior fiscal year and accordingly negatively impact our financial results in our commercial networks segment in fiscal year 2018, with our investments in related ground infrastructure development continuing in subsequent fiscal years.

Revolving Credit Facility

As of September 30, 2017, the Revolving Credit Facility provided an $800.0 million revolving line of credit (including up to $150.0 million of letters of credit) with a maturity date of May 24, 2021.

Borrowings under the Revolving Credit Facility bear interest, at our option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on our total leverage ratio. The Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of ViaSat (as defined in the Revolving Credit Facility) and secured by substantially all of our assets. As of September 30, 2017, none of our subsidiaries guaranteed the Revolving Credit Facility.

The Revolving Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Revolving Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.

At September 30, 2017, we had no outstanding borrowings under the Revolving Credit Facility and $30.1 million outstanding under standby letters of credit, leaving borrowing availability under the Revolving Credit Facility as of September 30, 2017 of $769.9 million.

Ex-Im Credit Facility

As of September 30, 2017, the Ex-Im Credit Facility provided a $362.4 million senior secured direct loan facility, which was fully drawn. Of the $362.4 million in principal amount of borrowings made under the Ex-Im Credit Facility, $321.2 million was used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remaining $41.2 million used to finance the total exposure fees incurred under the Ex-Im Credit Facility (which includes all previously accrued completion exposure fees).

Borrowings under the Ex-Im Credit Facility bear interest at a fixed rate of 2.38% and are required to be repaid in 16 approximately equal semi-annual installments, commencing approximately six months after the in-orbit acceptance date of the ViaSat-2 satellite (or, if earlier, on April 15, 2018), with a maturity date of October 15, 2025. Exposure fees under the Ex-Im Credit Facility are amortized using the effective interest rate method. The effective interest rate on our outstanding borrowings under the Ex-Im Credit Facility, which takes into account timing and amount of borrowings, exposure fees, debt issuance costs and other fees, was approximately 4.6%. The Ex-Im Credit Facility is guaranteed by ViaSat and is secured by first-priority liens on the ViaSat-2 satellite and related assets as well as a pledge of the capital stock of the borrower under the facility.

The Ex-Im Credit Facility contains financial covenants regarding ViaSat’s maximum total leverage ratio and minimum interest coverage ratio. In addition, the Ex-Im Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.

Borrowings under the Ex-Im Credit Facility were issued with a discount of $42.3 million (comprising the initial $6.0 million exposure fee, $35.3 million of completion exposure fees, and other customary fees). The borrowings under the Ex-Im Credit Facility are recorded as current portion of long-term debt and as other long-term debt, net of unamortized discount and debt issuance costs, in our condensed consolidated financial statements. The discount and deferred financing cost associated with the issuance of the borrowings under the Ex-Im Credit Facility are amortized to interest expense on an effective interest rate basis over the term of the borrowings under the Ex-Im Credit Facility.

Senior Notes

Discharge of indenture and loss on extinguishment of debt

In connection with our issuance of the 2025 Notes on September 21, 2017, we repurchased and redeemed all of our $575.0 million in aggregate principal amount of 2020 Notes then outstanding through a cash tender offer and redemption, and the indenture governing the 2020 Notes was satisfied and discharged in accordance with its terms. On September 21, 2017, we repurchased $298.2 million in aggregate principal amount of the 2020 Notes pursuant to the tender offer. The total cash payment to repurchase the tendered 2020 Notes in the tender offer, including accrued and unpaid interest to, but excluding, the repurchase date, was $309.3 million. Also on September 21, 2017, in connection with the redemption of the remaining $276.8 million in aggregate principal amount of 2020 Notes, we irrevocably deposited $287.4 million with Wilmington Trust, as trustee, as trust funds solely for the benefit of the holders of such 2020 Notes. The redemption price for the 2020 Notes was 101.719% of the principal amount so redeemed, plus accrued and unpaid interest to, but excluding, the redemption date of October 5, 2017.

In connection with the satisfaction and discharge of the indenture governing the 2020 Notes, all of our obligations (other than certain customary provisions of the indenture that expressly survive pursuant to the terms of the indenture) were discharged on September 21, 2017.

As a result of the repurchase of the 2020 Notes in the tender offer and the redemption of the remaining 2020 Notes, we recognized a $10.2 million loss on extinguishment of debt during the three and six months ended September 30, 2017, which was comprised of $10.6 million in cash payments (including tender offer consideration, redemption premium and related professional fees), net of $0.4 million in non-cash gain (including unamortized premium, net of unamortized debt issuance costs).

Senior Notes due 2025

On September 21, 2017, we issued $700.0 million in principal amount of 2025 Notes in a private placement to institutional buyers. The 2025 Notes were issued at face value and are recorded as long-term debt, net of debt issuance costs, in our condensed consolidated financial statements. The 2025 Notes bear interest at the rate of 5.625% per year, payable semi-annually in cash in arrears, which interest payments will commence in March 2018. Debt issuance costs associated with the issuance of the 2025 Notes are amortized to interest expense on a straight-line basis over the term of the 2025 Notes, the results of which are not materially different from the effective interest rate basis.

The 2025 Notes are required to be guaranteed on an unsecured senior basis by each of our existing and future subsidiaries that guarantees the Revolving Credit Facility. As of September 30, 2017, none of our subsidiaries guaranteed the 2025 Notes. The 2025 Notes are our general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated debt. The 2025 Notes are effectively junior in right of payment to our existing and future secured debt, including under the Credit Facilities (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that do not guarantee the 2025 Notes, and are senior in right of payment to all of their existing and future subordinated indebtedness.

The indenture governing the 2025 Notes limits, among other things, our and our restricted subsidiaries’ ability to: incur, assume or guarantee additional debt; issue redeemable stock and preferred stock; pay dividends, make distributions or redeem or repurchase capital stock; prepay, redeem or repurchase subordinated debt; make loans and investments; grant or incur liens; restrict dividends, loans or asset transfers from restricted subsidiaries; sell or otherwise dispose of assets; enter into transactions with affiliates; reduce our satellite insurance; and consolidate or merge with, or sell substantially all of their assets to, another person.

Prior to September 15, 2020, we may redeem up to 40% of the 2025 Notes at a redemption price of 105.625% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the redemption date, from the net cash proceeds of specified equity offerings. We may also redeem the 2025 Notes prior to September 15, 2020, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest, if any, thereon to the redemption date. The applicable premium is calculated as the greater of: (i) 1.0% of the principal amount of such 2025 Notes and (ii) the excess, if any, of (a) the present value at such date of redemption of (1) the redemption price of such 2025 Notes on September 15, 2020 plus (2) all required interest payments due on such 2025 Notes through September 15, 2020 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the treasury rate (as defined under the indenture) plus 50 basis points, over (b) the then-outstanding principal amount of such 2025 Notes. The 2025 Notes may be redeemed, in whole or in part, at any time during the 12 months beginning on September 15, 2020 at a redemption price of 102.813%, during the 12 months beginning on September 15, 2021 at a redemption price of 101.406%, and at any time on or after September 15, 2022 at a redemption price of 100%, in each case plus accrued and unpaid interest, if any, thereon to the redemption date.

In the event a change of control triggering event occurs (as defined in the indenture), each holder will have the right to require us to repurchase all or any part of such holder’s 2025 Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the 2025 Notes repurchased, plus accrued and unpaid interest, if any, to the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

Contractual Obligations

The following table sets forth a summary of our obligations at September 30, 2017:

		For the Remainder of Fiscal Year	For the Fiscal Years Ending
(In thousands, including interest where applicable)	Total	2018	2019-2020	2021-2022	Thereafter
Operating leases and satellite capacity agreements	$479,711	$37,392	$128,146	$100,232	$213,941
2025 Notes	1,014,453	19,141	78,750	78,750	837,812
Revolving Credit Facility	—	—	—	—	—
Ex-Im Credit Facility	402,678	3,627	106,208	101,937	190,906
Satellite performance incentives	29,635	1,164	5,105	5,861	17,505
Purchase commitments including satellite-related agreements	1,106,622	476,804	502,369	86,811	40,638

Total	$3,033,099	$538,128	$820,578	$373,591	$1,300,802

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

Our condensed consolidated balance sheets included $113.0 million and $42.7 million of “other liabilities” as of September 30, 2017 and March 31, 2017, respectively, which primarily consisted of the long-term portion of our satellite performance incentives obligation, our long-term warranty obligations, the long-term portion of deferred rent, long-term portion of deferred revenue and long-term deferred income taxes. With the exception of the long-term portion of our satellite performance incentives obligation, these remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 9 to our condensed consolidated financial statements for additional information regarding our income taxes and related tax positions and Note 7 to our condensed consolidated financial statements for a discussion of our product warranties.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at September 30, 2017 as defined in Regulation S-K Item 303(a)(4) other than as discussed under Contractual Obligations above or disclosed in the notes to our consolidated financial statements included in this report or in our Annual Report on Form 10-K for the year ended March 31, 2017.

Recent Authoritative Guidance

For information regarding recently adopted and issued accounting pronouncements, see Note 1 to the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, short-term and long-term obligations, including the Credit Facilities and the 2025 Notes, and foreign currency forward contracts. We consider investments in highly liquid instruments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. As of September 30, 2017, we had no outstanding borrowings under our Revolving Credit Facility, $362.4 million in principal amount of outstanding borrowings under our Ex-Im Credit Facility, and $700.0 million in aggregate principal amount outstanding of the 2025 Notes, and we held no short-term investments. Our 2025 Notes and borrowings under our Ex-Im Credit Facility bear interest at a fixed rate and therefore our exposure to market risk for changes in interest rates relates primarily to borrowings under our Revolving Credit Facility, cash equivalents, short-term investments and short-term obligations.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain a significant portion of our cash balance in money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our cash and cash equivalents earn interest at variable rates. Our interest income has been and may continue to be negatively impacted by low market interest rates. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. If the underlying weighted average interest rate on our cash and cash equivalents, assuming balances remain constant over a year, changed by 50 basis points, interest income would have increased or decreased by an insignificant amount for the three months ended September 30, 2017 and 2016. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material.

Our primary interest rate under the Revolving Credit Facility is the Eurodollar rate plus an applicable margin that is based on our total leverage ratio. Under the Revolving Credit Facility, the effective interest rate as of September 30, 2017 that would have been applied to any new Eurodollar based borrowings under the Revolving Credit Facility was approximately 3.78%. As of September 30, 2017, we had no outstanding borrowings under our Revolving Credit Facility. Accordingly, assuming the outstanding balance remained constant over a year, changes in interests rates applicable to our Revolving Credit Facility would have no effect on our interest incurred and cash flow.

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

As of September 30, 2017, we had a number of foreign currency forward contracts outstanding which are intended to reduce the foreign currency risk for amounts payable to vendors in Euros. The foreign currency forward contracts with a notional amount of $1.5 million had an insignificant amount of fair value recorded in other current assets as of September 30, 2017. If the foreign currency forward rate for the Euro to the U.S. dollar on these foreign currency forward contracts had changed by 10%, the fair value of these foreign currency forward contracts as of September 30, 2017 would have changed by an insignificant amount.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2017, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2017.

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

Item 6. Exhibits

Exhibit Number	Exhibit Description

4.1	Indenture, dated as of September 21, 2017, between ViaSat, Inc. and Wilmington Trust, National Association, as trustee (which is incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the Commission on September 21, 2017)

10.1#	ViaSat, Inc. Employee Stock Purchase Plan (As Amended and Restated Effective September 7, 2017) (which is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on September 8, 2017)

10.2#	1996 Equity Participation Plan of ViaSat, Inc. (As Amended and Restated Effective September 7, 2017) (which is incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on September 8, 2017)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Labels Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith.
#	Indicates management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.

November 8, 2017	/s/ MARK DANKBERG
Mark Dankberg
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ SHAWN DUFFY
Shawn Duffy
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)