Form 10-Q
period 2017-12-31
VIASAT INC
filed 2018-02-09
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017.

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of January 26, 2018 was 58,885,592.

VIASAT, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of December 31, 2017	As of March 31, 2017
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$161,821	$130,098
Accounts receivable, net	228,037	263,721
Inventories	182,059	163,201
Prepaid expenses and other current assets	76,356	57,836

Total current assets	648,273	614,856

Satellites, net	1,194,824	1,108,270
Property and equipment, net	659,153	540,608
Other acquired intangible assets, net	33,862	41,677
Goodwill	120,682	119,876
Other assets	658,813	529,366

Total assets	$3,315,607	$2,954,653

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$115,112	$100,270
Accrued liabilities	225,868	224,959
Current portion of long-term debt	45,599	288

Total current liabilities	386,579	325,517

Senior notes	690,581	575,380
Other long-term debt	285,557	273,103
Other liabilities	117,838	42,722

Total liabilities	1,480,555	1,216,722

Commitments and contingencies (Note 8)
Equity:
Viasat, Inc. stockholders’ equity
Common stock	6	6
Paid-in capital	1,513,990	1,439,645
Retained earnings	308,123	297,471
Accumulated other comprehensive income (loss)	11,042	(2,504)

Total Viasat, Inc. stockholders’ equity	1,833,161	1,734,618
Noncontrolling interest in subsidiaries	1,891	3,313

Total equity	1,835,052	1,737,931

Total liabilities and equity	$3,315,607	$2,954,653

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
	(In thousands, except per share data)
Revenues:
Product revenues	$175,957	$169,574	$523,858	$517,485
Service revenues	205,880	211,056	631,097	625,433

Total revenues	381,837	380,630	1,154,955	1,142,918
Operating expenses:
Cost of product revenues	126,437	124,579	382,932	382,084
Cost of service revenues	137,275	130,967	410,538	392,790
Selling, general and administrative	100,125	80,282	279,382	236,906
Independent research and development	40,149	34,436	131,482	89,790
Amortization of acquired intangible assets	3,177	2,775	9,757	7,565

(Loss) income from operations	(25,326)	7,591	(59,136)	33,783
Other income (expense):
Interest income	512	243	782	795
Interest expense	—	(2,362)	(253)	(11,804)
Loss on extinguishment of debt	—	—	(10,217)	—

(Loss) income before income taxes	(24,814)	5,472	(68,824)	22,774
(Provision for) benefit from income taxes	(2,172)	(850)	18,472	(5,256)
Equity in income of unconsolidated affiliate, net	1,365	—	1,593	—

Net (loss) income	(25,621)	4,622	(48,759)	17,518
Less: net (loss) income attributable to noncontrolling interests, net of tax	(990)	379	(1,400)	401

Net (loss) income attributable to Viasat, Inc.	$(24,631)	$4,243	$(47,359)	$17,117

Basic net (loss) income per share attributable to Viasat, Inc. common stockholders	$(0.42)	$0.08	$(0.81)	$0.34
Diluted net (loss) income per share attributable to Viasat, Inc. common stockholders	$(0.42)	$0.08	$(0.81)	$0.33
Shares used in computing basic net (loss) income per share	58,638	52,976	58,237	50,542
Shares used in computing diluted net (loss) income per share	58,638	54,015	58,237	51,647

Comprehensive income (loss):
Net (loss) income	$(25,621)	$4,622	$(48,759)	$17,518
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on hedging, net of tax	(28)	(124)	81	(203)
Foreign currency translation adjustments, net of tax	3,619	(1,331)	13,465	(2,270)

Other comprehensive income (loss), net of tax	3,591	(1,455)	13,546	(2,473)

Comprehensive (loss) income	(22,030)	3,167	(35,213)	15,045
Less: comprehensive (loss) income attributable to noncontrolling interests, net of tax	(990)	379	(1,400)	401

Comprehensive (loss) income attributable to Viasat, Inc.	$(21,040)	$2,788	$(33,813)	$14,644

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	December 31, 2017	December 31, 2016
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(48,759)	$17,518
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	153,211	150,881
Amortization of intangible assets	33,165	32,517
Deferred income taxes	(19,940)	3,083
Equity in income of unconsolidated affiliate, net	(1,593)	—
Stock-based compensation expense	49,132	39,923
Loss on disposition of fixed assets	25,768	26,995
Loss on extinguishment of debt	10,217	—
Other non-cash adjustments	6,278	7,077
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	29,626	26,673
Inventories	(24,148)	(9,752)
Other assets	(24,938)	(11,123)
Accounts payable	5,804	(7,827)
Accrued liabilities	16,965	34,219
Other liabilities	71,807	2,495

Net cash provided by operating activities	282,595	312,679
Cash flows from investing activities:
Purchase of property, equipment and satellites	(354,362)	(390,223)
Cash paid for patents, licenses and other assets	(55,249)	(56,013)
Payments related to acquisition of businesses, net of cash acquired	—	(16,528)
Other investing activities	—	(649)

Net cash used in investing activities	(409,611)	(463,413)
Cash flows from financing activities:
Proceeds from issuance of 2025 Notes	700,000	—
Repayment of 2020 Notes	(575,000)	—
Payment of debt extinguishment costs	(10,602)	—
Proceeds from revolving credit facility borrowings	—	90,000
Payments of revolving credit facility borrowings	—	(270,000)
Proceeds from Ex-Im credit facility borrowings, net of discount	52,503	77,469
Payment of debt issuance costs	(9,759)	(6,677)
Proceeds from issuance of common stock under equity plans	25,732	22,403
Purchase of common stock in treasury (immediately retired) related to tax withholdings for stock-based compensation	(23,663)	(21,150)
Proceeds from common stock issued in public offering, net of issuance costs	—	503,061
Other financing activities	(1,267)	(1,146)

Net cash provided by financing activities	157,944	393,960
Effect of exchange rate changes on cash	795	(371)

Net increase in cash and cash equivalents	31,723	242,855
Cash and cash equivalents at beginning of period	130,098	42,088

Cash and cash equivalents at end of period	$161,821	$284,943

Non-cash investing and financing activities:
Issuance of common stock in satisfaction of certain accrued employee compensation liabilities	$16,409	$13,080
Capital expenditures not paid for	$27,086	$10,918
Exposure fees on Ex-Im credit facility financed through Ex-Im credit facility	$5,764	$8,505
Issuance of common stock in connection with acquisition	$—	$4,988

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(UNAUDITED)

	Viasat, Inc. Stockholders					Noncontrolling Interest in Subsidiaries	Total
	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings
	(In thousands, except share data)
Balance at March 31, 2017	57,600,609	$6	$1,439,645	$297,471	$(2,504)	$3,313	$1,737,931
Exercise of stock options	278,325	—	12,938	—	—	—	12,938
Issuance of stock under Employee Stock Purchase Plan	227,381	—	12,794	—	—	—	12,794
Stock-based compensation	—	—	54,757	—	—	—	54,757
Shares issued in settlement of certain accrued employee compensation liabilities	228,791	—	16,409	—	—	—	16,409
RSU awards vesting, net of shares withheld for taxes which have been retired	544,686	—	(23,663)	—	—	—	(23,663)
Cumulative effect adjustment upon adoption of new stock compensation guidance (ASU 2016-09)	—	—	1,110	58,011	—	—	59,121
Other noncontrolling interest activity	—	—	—	—	—	(22)	(22)
Net loss	—	—	—	(47,359)	—	(1,400)	(48,759)
Other comprehensive income, net of tax	—	—	—	—	13,546	—	13,546

Balance at December 31, 2017	58,879,792	$6	$1,513,990	$308,123	$11,042	$1,891	$1,835,052

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2017, the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended December 31, 2017 and 2016, the condensed consolidated statements of cash flows for the nine months ended December 31, 2017 and 2016 and the condensed consolidated statement of equity for the nine months ended December 31, 2017 have been prepared by the management of Viasat, Inc. (also referred to hereafter as the Company or Viasat), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended March 31, 2017 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 31, 2017 included in the Company’s Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

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

During the third quarter of fiscal year 2017, the Company completed the acquisition of Aerodocs Limited (Arconics), a privately held company focused on wireless in-flight entertainment management software services. The Arconics purchase price of approximately $21.6 million was comprised of approximately $16.6 million in cash consideration paid to former Arconics equity holders and $5.0 million related to the fair value of 61,888 shares of the Company’s common stock issued at the closing. The approximately $16.6 million in cash consideration paid to former Arconics equity holders less cash acquired of $0.6 million resulted in a net cash outlay by the Company of approximately $16.0 million. The Arconics purchase price was primarily allocated to acquired technology and customer relationships intangible assets, and goodwill. Through this acquisition, the Company gained broader expertise, aviation-grade software and mobile applications to make flying safer and more efficient for pilots, cabin crews and flight operations teams, as well as applications that are expected to create new opportunities for passenger entertainment and airline services and revenue. This acquisition was accounted for as a purchase and, accordingly, the condensed consolidated financial statements include the operating results of Arconics in the Company’s satellite services segment from the date of the acquisition.

During the third quarter of fiscal year 2017, the Company also completed the sale of an aggregate of 7,475,000 shares of Viasat common stock in an underwritten public offering. The Company’s net proceeds from the offering were approximately $503.1 million after deducting underwriting discounts and offering expenses. In November 2016, the Company used $225.0 million of the net proceeds from the offering to repay outstanding borrowings under the Company’s revolving credit facility (the Revolving Credit Facility).

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

Revenue recognition

A substantial portion of the Company’s revenues is derived from long-term contracts requiring development and delivery of complex equipment built to customer specifications. Sales related to long-term contracts are accounted for under the authoritative guidance for the percentage-of-completion method of accounting (Accounting Standards Codification (ASC) 605-35). Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred related to the contract, or as products are shipped under the units-of-delivery method. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. During the three months ended December 31, 2017 and 2016, the Company recorded losses of approximately $2.7 million and $0.8 million, respectively, related to loss contracts. During the nine months ended December 31, 2017 and 2016, the Company recorded losses of approximately $6.4 million and $2.8 million, respectively, related to loss contracts.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Contract costs on U.S. government contracts are subject to audit and review by the Defense Contracting Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. government agencies, as well as negotiations with U.S. government representatives. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal years 2016 and 2017. As of December 31, 2017, the DCAA had completed its incurred cost audit for fiscal year 2004 and approved the Company’s incurred cost claims for fiscal years 2005 through 2015 without further audit. Although the Company has recorded contract revenues subsequent to fiscal year 2015 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of December 31, 2017 and March 31, 2017, the Company had $1.3 million and $1.8 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts (see Note 8).

Advertising costs

In accordance with the authoritative guidance for advertising costs (ASC 720-35), advertising costs are expensed as incurred and included in selling, general and administrative (SG&A) expenses. Advertising expenses for the three months ended December 31, 2017 and 2016 were $3.2 million and $1.9 million, respectively, and for the nine months ended December 31, 2017 and 2016 were $6.7 million and $3.5 million, respectively.

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

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (ASC 835-20). With respect to assets under construction, including the ViaSat-2 satellite and related gateway and networking equipment (which commenced construction during the first quarter of fiscal year 2014), and the ViaSat-3 class satellites (which commenced construction during the fourth quarter of fiscal year 2016), the Company capitalized $15.8 million and $13.4 million of interest expense for the three months ended December 31, 2017 and 2016, respectively, and capitalized $46.5 million and $35.2 million of interest expense for the nine months ended December 31, 2017 and 2016, respectively.

The Company owns two satellites in service: ViaSat-1 (its first-generation high-capacity Ka-band spot-beam satellite, which was placed into service in January 2012) and WildBlue-1 (which was placed into service in March 2007). On June 1, 2017, the Company’s second-generation ViaSat-2 satellite was successfully launched into orbit. The satellite has successfully completed orbit raising and orbital placement, and the satellite manufacturer will transfer operation of the satellite to the Company following the completion of in-orbit testing. The Company currently has two third-generation ViaSat-3 class satellites under construction. The Company also has an exclusive prepaid lifetime capital lease of Ka-band capacity over the contiguous United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and owns related earth stations and networking equipment for all of its satellites. The Company periodically reviews the remaining estimated useful life of its satellites to determine if revisions

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

to estimated lives are necessary. The Company procures indoor and outdoor CPE units leased to subscribers under a retail leasing program as part of the Company’s satellite services segment, which are reflected in investing activities and property and equipment in the accompanying condensed consolidated financial statements. The Company depreciates the satellites, earth stations and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of December 31, 2017 were $312.0 million and $164.4 million, respectively. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of March 31, 2017 were $271.9 million and $158.2 million, respectively.

Occasionally, the Company may enter into capital lease arrangements for various machinery, equipment, computer-related equipment, software, furniture or fixtures. The Company records amortization of assets leased under capital lease arrangements within depreciation expense.

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs of $3.2 million related to patents were included in other assets as of December 31, 2017 and March 31, 2017. The Company capitalized costs of $15.4 million related to acquiring and obtaining orbital slots and other licenses included in other assets as of December 31, 2017 and March 31, 2017. Accumulated amortization related to these assets was $2.4 million and $2.1 million as of December 31, 2017 and March 31, 2017, respectively. Amortization expense related to these assets was an insignificant amount for the three and nine months ended December 31, 2017 and 2016. If a patent, orbital slot or orbital license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During the three and nine months ended December 31, 2017 and 2016, the Company did not write off any significant costs due to abandonment or impairment.

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense using the effective interest rate method, or, when the results are not materially different, on a straight-line basis over the expected term of the related debt. During the three months ended December 31, 2017 and 2016, no debt issuance costs were capitalized. During the nine months ended December 31, 2017 and 2016, $9.8 million and $6.1 million, respectively, of debt issuance costs were capitalized. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in loss on extinguishment of debt in the condensed consolidated statements of operations and comprehensive income (loss). Debt issuance costs related to the Revolving Credit Facility are recorded in prepaid expenses and other current assets and in other long-term assets in the condensed consolidated balance sheets in accordance with the authoritative guidance for imputation of interest (ASC 835-30). Debt issuance costs related to the Company’s 5.625% Senior Notes due 2025 (the 2025 Notes) and the Company’s direct loan facility with the Export-Import Bank of the United States for ViaSat-2 (the Ex-Im Credit Facility) are recorded as a direct deduction from the carrying amount of the related debt, consistent with debt discounts, in accordance with the authoritative guidance for imputation of interest (ASC 835-30).

Software development

Costs of developing software for sale are charged to research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. Capitalized costs, net, of $238.6 million and $203.7 million related to software developed for resale were included in other assets as of December 31, 2017 and March 31, 2017, respectively. The Company capitalized $20.2 million and $58.0 million of costs related to software developed for resale for the three and nine months ended December 31, 2017, respectively. The Company capitalized $17.6 million and $58.3 million of costs related to software developed for resale for the three and nine months ended December 31, 2016, respectively. Amortization expense for capitalized software development costs was $6.8 million and $23.1 million for the three and nine months ended December 31, 2017, respectively, and $8.4 million and $24.8 million for the three and nine months ended December 31, 2016, respectively.

Self-insurance liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company has recorded self-insurance liability for its plans of $4.1 million and $4.2 million in accrued liabilities in the condensed consolidated balance sheets as of December 31, 2017 and March 31, 2017, respectively. The Company’s estimate, which is subject to

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued liabilities in accordance with the estimated timing of the projected payments.

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At December 31, 2017 and March 31, 2017, no such amounts were accrued related to the aforementioned provisions.

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

Common stock held in treasury

As of December 31, 2017 and March 31, 2017, the Company had no shares of common stock held in treasury.

During the nine months ended December 31, 2017 and 2016, the Company issued 872,271 and 773,290 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, during the nine months ended December 31, 2017 and 2016, the Company repurchased 327,585 and 286,284 shares of common stock, respectively, at cost and with a total value of $23.7 million and $21.2 million, respectively. The shares of common stock repurchased during the nine months ended December 31, 2017 and 2016 were immediately retired. These retired shares remain as authorized stock; however they are considered to be unissued. The retirement of treasury stock had no impact on the Company’s total consolidated stockholders’ equity. Although shares withheld for employee withholding taxes are technically not issued, they are treated as common stock repurchases for accounting purposes (with such shares deemed to be repurchased and then immediately retired), as they reduce the number of shares that otherwise would have been issued upon vesting of the restricted stock units.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

During the three and nine months ended December 31, 2017 and 2016, the Company settled certain foreign exchange contracts and in connection therewith for each period recognized an insignificant gain or loss recorded in cost of revenues based on the nature of the underlying transactions. The fair value of the Company’s foreign currency forward contracts was an insignificant amount recorded as an other current asset as of December 31, 2017 and as an accrued liability as of March 31, 2017. The notional value of foreign currency forward contracts outstanding as of December 31, 2017 and March 31, 2017 was an insignificant amount and $2.6 million, respectively.

At December 31, 2017, the estimated net amount of unrealized gains or losses related to foreign currency forward contracts that was expected to be reclassified to earnings within the next 12 months was insignificant. The Company’s foreign currency forward contracts outstanding as of December 31, 2017 will mature within approximately 33 to 36 months from their inception. There were no gains or losses from ineffectiveness of these derivative instruments recorded for the three and nine months ended December 31, 2017 and 2016.

Stock-based compensation

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes expense for restricted stock units and stock options on a straight-line basis over the employee’s requisite service period. During the third quarter of fiscal year 2018, the Company began granting total shareholder return (TSR) performance stock options to executive officers under the 1996 Equity Participation Plan. The number of shares of TSR performance stock options that will become eligible to vest based on the time-based vesting schedule described below is based on a comparison over a four-year performance period of the Company’s TSR to the TSR of the companies included in the S&P Mid Cap 400 Index. The number of options that may become vested and exercisable will range from 0% to 175% of the target number of options based on the Company’s relative TSR ranking for the performance period. The Company estimates the fair value of TSR performance stock options at the grant date using a Monte Carlo simulation. The Company’s TSR performance stock options that become eligible to vest based on the Company’s TSR performance during the performance period are also subject to a four-year time-based vesting schedule and a six year contractual term. The options must be vested under both the time-based vesting schedule and the performance-based vesting conditions in order to become exercisable. Expense for TSR performance stock options that vest is recognized regardless of the actual TSR outcome achieved and is recognized on a graded-vesting basis and totaled approximately $1.0 million for the three and nine months ending December 31, 2017. Effective April 1, 2017, the Company adopted a change in accounting policy in accordance with ASU 2016-09, Compensation — Stock Compensation (ASC 718) to account for forfeitures as they occur. Prior to April 1, 2017, forfeitures were estimated at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. The Company recognized $17.6 million and $49.1 million of stock-based compensation expense for the three and nine months ended December 31, 2017, respectively. The Company recognized $14.5 million and $39.9 million of stock-based compensation expense for the three and nine months ended December 31, 2016, respectively.

Effective April 1, 2017, in accordance with ASU 2016-09, on a prospective basis, the Company recognizes excess tax benefits or deficiencies on vesting or settlement of awards as discrete items within income tax benefit or provision within net income (loss) and the related cash flows classified within operating activities. Prior to April 1, 2017 any unrealized excess tax benefits were tracked off the balance sheet and recognition of the benefits was deferred until realized through a reduction in taxes payable. When the excess tax benefits or deficiencies were realized, they were recognized in paid-in-capital and the related cash flows were classified as an outflow from operating activities and an inflow from financing activities. For the three and nine months ended December 31, 2017, the Company recorded an income tax benefit of $1.2 million and $1.3 million, respectively, from stock options exercised and restricted stock unit awards released. For the three and nine months ended December 31, 2016, the Company recorded no incremental tax benefits from stock options exercised and restricted stock unit awards released as the excess tax benefit from stock options exercised and restricted stock unit awards released increased the Company’s net operating loss carryforward.

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

The Company calculates its provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period. However, when a reliable estimate cannot be made, the Company computes its provision for income taxes using the actual effective tax rate for the year-to-date period. For the three and nine months ended December 31, 2016, the Company used the actual effective tax rate method in calculating the income tax provision for the period as a reliable estimate of the annual effective tax rate could not be made.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

Recent authoritative guidance

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer. This guidance will replace most existing revenue recognition guidance and will be effective for the Company beginning in fiscal year 2019, including interim periods within that reporting period, based on the FASB decision in July 2015 (ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date) to delay the effective date of the new revenue recognition standard by one year, but providing entities a choice to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which clarifies the implementation guidance on identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which provides practical expedient for contract modifications and clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transition. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to ASC 606, Revenue from Contracts with Customers, which provides for correction or improvement to the guidance previously issued in ASU 2014-09. These standards permit the use of either the retrospective or cumulative effect transition method. The Company currently plans to adopt the standard in fiscal year 2019 using the “modified retrospective method.” Under that method, the Company will apply the rules to all open contracts existing as of April 1, 2018, recognizing in beginning retained earnings an adjustment for the cumulative effect of the change and providing additional disclosures comparing results to previous accounting standards.

Based upon the Company’s evaluation to date, the Company believes the key changes in the standard that impact its revenue recognition relate to the deferral of commissions in the Company’s satellite service segment, which are currently expensed as incurred under the current standard. The requirement to defer incremental contract acquisition costs and recognize them with the transfer of the related good or service will result in the recognition of a deferred charge on the Company’s consolidated balance sheet and corresponding impact to the Company’s consolidated statement of operations and comprehensive income (loss). The Company has to date reviewed a number of its contracts with regard to the new revenue recognition standard as it continues to evaluate the impacts associated with the new standard and the impact of its adoption on the Company’s financial statements and disclosures.

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

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842). ASU 2016-02 requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. In January 2018 the FASB issued ASU 2018-01, Leases (ASC 842). ASU 2018-01 permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expired before the entity’s adoption of ASC 842 and that were not previously accounted for as leases under ASC 840. The new guidance will become effective for the Company beginning in the first quarter of fiscal year 2020, with early adoption permitted. ASU 2016-02 will be adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2 — Composition of Certain Balance Sheet Captions

	As of December 31, 2017	As of March 31, 2017
	(In thousands)
Accounts receivable, net:
Billed	$131,474	$145,626
Unbilled	98,888	119,565
Allowance for doubtful accounts	(2,325)	(1,470)

	$228,037	$263,721

Inventories:
Raw materials	$65,223	$56,096
Work in process	41,777	25,820
Finished goods	75,059	81,285

	$182,059	$163,201

Prepaid expenses and other current assets:
Prepaid expenses	$68,933	$51,856
Other	7,423	5,980

	$76,356	$57,836

Satellites, net:
Satellites (estimated useful life of 10-17 years)	$551,201	$559,380
Capital lease of satellite capacity — Anik F2 (estimated useful life of 10 years)	99,090	99,090
Satellites under construction	902,839	776,354

	1,553,130	1,434,824
Less: accumulated depreciation and amortization	(358,306)	(326,554)

	$1,194,824	$1,108,270

Property and equipment, net:
Equipment and software (estimated useful life of 2-7 years)	$773,410	$679,008
CPE leased equipment (estimated useful life of 4-5 years)	312,049	271,917
Furniture and fixtures (estimated useful life of 7 years)	33,812	30,539
Leasehold improvements (estimated useful life of 2-17 years)	95,171	80,727
Building (estimated useful life of 24 years)	8,923	8,923
Land	14,573	14,573
Construction in progress	154,615	116,902

	1,392,553	1,202,589
Less: accumulated depreciation	(733,400)	(661,981)

	$659,153	$540,608

Other acquired intangible assets, net:
Technology (weighted average useful life of 6 years)	$89,857	$87,592
Contracts and customer relationships (weighted average useful life of 7 years)	103,613	103,034
Satellite co-location rights (weighted average useful life of 9 years)	8,600	8,600
Trade name (weighted average useful life of 3 years)	5,940	5,940
Other (weighted average useful life of 6 years)	10,086	9,925

	218,096	215,091
Less: accumulated amortization	(184,234)	(173,414)

	$33,862	$41,677

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	As of December 31, 2017	As of March 31, 2017
	(In thousands)
Other assets:
Investment in unconsolidated affiliate	$160,975	$141,894
Deferred income taxes	205,735	134,764
Capitalized software costs, net	238,642	203,686
Patents, orbital slots and other licenses, net	16,200	16,500
Other	37,261	32,522

	$658,813	$529,366

Accrued liabilities:
Collections in excess of revenues and deferred revenues	$77,371	$76,682
Accrued employee compensation	48,608	41,691
Accrued vacation	35,381	33,214
Warranty reserve, current portion	5,514	7,796
Other	58,994	65,576

	$225,868	$224,959

Other liabilities:
Deferred revenue, long-term portion	$79,407	$4,617
Deferred rent, long-term portion	13,093	10,743
Warranty reserve, long-term portion	1,831	3,262
Satellite performance incentive obligation, long-term portion	18,445	19,164
Deferred income taxes, long-term	300	1,936
Other	4,762	3,000

	$117,838	$42,722

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following tables present the Company’s hierarchy for its assets measured at fair value on a recurring basis as of December 31, 2017 and assets and liabilities measured at fair value on a recurring basis as of March 31, 2017. The Company had no liabilities measured at fair value on a recurring basis as of December 31, 2017:

	Fair Value as of December 31, 2017	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$1,008	$1,008	$—	$—
Foreign currency forward contracts	34	—	34	—

Total assets measured at fair value on a recurring basis	$1,042	$1,008	$34	$—

	Fair Value as of March 31, 2017	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$2,003	$2,003	$—	$—

Total assets measured at fair value on a recurring basis	$2,003	$2,003	$—	$—

Liabilities:
Foreign currency forward contracts	$96	$—	$96	$—

Total liabilities measured at fair value on a recurring basis	$96	$—	$96	$—

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

Long-term debt — The Company’s long-term debt consists of borrowings under its Revolving Credit Facility and Ex-Im Credit Facility (collectively, the Credit Facilities), as well as $700.0 million in aggregate principal amount of 2025 Notes. Long-term debt related to the Revolving Credit Facility is reported at the outstanding principal amount of borrowings, while long-term debt related to the Ex-Im Credit Facility and the Company’s current and former senior notes (including the 2025 Notes) is reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. As of December 31, 2017, the estimated fair value of the Company’s outstanding long-term debt related to the 2025 Notes was determined based on actual or estimated bids and offers for the 2025 Notes in an over-the-counter market (Level 2) and was $705.3 million. As of March 31, 2017, the fair value of the Company’s outstanding long-term debt related to its former $575.0 million in aggregate principal amount of 6.875% Notes due 2020 (the 2020 Notes) was determined using quoted prices in active markets (Level 1) and was $587.9 million. The 2020 Notes were repurchased and redeemed in full in connection with the issuance of the 2025 Notes. The fair value of the Company’s long-term debt related to the Revolving Credit Facility approximates its carrying amount due to its variable interest rate, which approximates a market interest rate. As of December 31, 2017 and March 31, 2017, the fair value of the Company’s long-term debt related to the Ex-Im Credit Facility was determined based on a discounted cash flow analysis using observable market interest rates for instruments with similar terms (Level 2) and was approximately $353.5 million and $297.2 million, respectively.

Satellite performance incentive obligation — The Company’s contract with the manufacturer of ViaSat-1 requires the Company to make monthly in-orbit satellite performance incentive payments, including interest at 7.0%, over a 15-year period from December 2011 to December 2026, subject to the continued satisfactory performance of the satellite. The Company records the net present value of these expected future payments as a liability and as a component of the cost of the satellite. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentive obligations on a recurring

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

basis. The fair value of the Company’s outstanding satellite performance incentive obligation relating to the ViaSat-1 satellite is estimated to approximate its carrying value based on current rates (Level 2). As of December 31, 2017 and March 31, 2017, the Company’s estimated satellite performance incentive obligation relating to the ViaSat-1 satellite, including accrued interest, was $21.1 million and $21.8 million, respectively.

Note 4 — Shares Used In Computing Diluted Net (Loss) Income Per Share

	Three Months Ended		Nine Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
	(In thousands)
Weighted average:
Common shares outstanding used in calculating basic net (loss) income per share attributable to Viasat, Inc. common stockholders	58,638	52,976	58,237	50,542
Options to purchase common stock as determined by application of the treasury stock method	—	235	—	265
TSR performance options to purchase common stock as determined by application of the treasury stock method	—	*	—	*
Restricted stock units to acquire common stock as determined by application of the treasury stock method	—	629	—	656
Potentially issuable shares in connection with certain terms of the ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan	—	175	—	184
Shares used in computing diluted net (loss) income per share attributable to Viasat, Inc. common stockholders	58,638	54,015	58,237	51,647

*	The Company began granting TSR performance stock options to executive officers in the third quarter of fiscal year 2018 (see Note 1).

The weighted average number of shares used to calculate basic and diluted net loss per share attributable to Viasat, Inc. common stockholders is the same for the three and nine months ended December 31, 2017, as the Company incurred a net loss attributable to Viasat, Inc. common stockholders for such periods and inclusion of potentially dilutive weighted average shares of common stock would be antidilutive. Potentially dilutive weighted average shares of common stock excluded from the calculation for the three and nine months ended December 31, 2017 were 1,355,232 and 1,376,667 shares relating to stock options (other than TSR performance stock options), respectively, 270,256 and 90,413 shares relating to TSR performance stock options, respectively, 1,208,047 and 811,747 shares relating to restricted stock units, respectively, and 183,537 and 163,440 shares relating to certain terms of the ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan, respectively.

Antidilutive shares relating to stock options excluded from the calculation comprised 648,043 and 478,400 shares for the three and nine months ended December 31, 2016, respectively. Antidilutive shares relating to restricted stock units excluded from the calculation comprised 500 and zero shares for the three and nine months ended December 31, 2016, respectively.

Note 5 — Goodwill and Acquired Intangible Assets

During the nine months ended December 31, 2017, the slight increase in the Company’s goodwill related to the effects of foreign currency translation recorded within all three of the Company’s segments.

Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of two to ten years. Amortization expense related to other acquired intangible assets was $3.2 million and $2.8 million for the three months ended December 31, 2017 and 2016, respectively, and $9.8 million and $7.6 million for the nine months ended December 31, 2017 and 2016, respectively.

The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of international businesses acquired. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the nine months ended December 31, 2017	$9,757

Expected for the remainder of fiscal year 2018	$2,402
Expected for fiscal year 2019	9,466
Expected for fiscal year 2020	7,638
Expected for fiscal year 2021	5,218
Expected for fiscal year 2022	3,392
Thereafter	5,746

$33,862

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 6 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of December 31, 2017 and March 31, 2017:

	As of December 31, 2017	As of March 31, 2017
	(In thousands)
2025 Notes	$700,000	$—
2020 Notes	—	575,000
Revolving Credit Facility	—	—
Ex-Im Credit Facility (1)	362,401	304,134
Other	299	288

Total debt	1,062,700	879,422
Unamortized premium/(discount and debt issuance costs), net (1)	(40,963)	(30,651)
Less: current portion of long-term debt	45,599	288

Total long-term debt	$976,138	$848,483

(1)	As of March 31, 2017, included in Ex-Im Credit Facility and in unamortized discount and debt issuance costs on the Ex-Im Credit Facility was $29.5 million and $23.0 million, respectively, relating to the exposure fees accrued as of such date and subsequently financed under the Ex-Im Credit Facility.

Revolving Credit Facility

As of December 31, 2017, the Revolving Credit Facility provided an $800.0 million revolving line of credit (including up to $150.0 million of letters of credit) with a maturity date of May 24, 2021.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. The Company has capitalized certain amounts of interest expense on the Revolving Credit Facility in connection with the construction of various assets during the construction period. The Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Revolving Credit Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of December 31, 2017, none of the Company’s subsidiaries guaranteed the Revolving Credit Facility.

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

The Company was in compliance with its financial covenants under the Revolving Credit Facility as of December 31, 2017. At December 31, 2017, the Company had no outstanding borrowings under the Revolving Credit Facility and $29.1 million outstanding under standby letters of credit, leaving borrowing availability under the Revolving Credit Facility as of December 31, 2017 of $770.9 million.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Ex-Im Credit Facility

As of December 31, 2017, the Ex-Im Credit Facility provided a $362.4 million senior secured direct loan facility, which was fully drawn. Of the $362.4 million in principal amount of borrowings made under the Ex-Im Credit Facility, $321.2 million was used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remaining $41.2 million used to finance the total exposure fees incurred under the Ex-Im Credit Facility (which includes all previously accrued completion exposure fees).

Borrowings under the Ex-Im Credit Facility bear interest at a fixed rate of 2.38%, payable semi-annually in arrears. The effective interest rate on the Company’s outstanding borrowings under the Ex-Im Credit Facility, which takes into account timing and amount of borrowings, exposure fees, debt issuance costs and other fees, is 4.6%. Borrowings under the Ex-Im Credit Facility are required to be repaid in 16 approximately equal semi-annual principal installments, commencing on April 15, 2018, with a maturity date of October 15, 2025. The Ex-Im Credit Facility is guaranteed by Viasat and is secured by first-priority liens on the ViaSat-2 satellite and related assets, as well as a pledge of the capital stock of the borrower under the facility.

The Ex-Im Credit Facility contains financial covenants regarding Viasat’s maximum total leverage ratio and minimum interest coverage ratio. In addition, the Ex-Im Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Ex-Im Credit Facility as of December 31, 2017.

Borrowings under the Ex-Im Credit Facility are recorded as current portion of long-term debt and as other long-term debt, net of unamortized discount and debt issuance costs, in the Company’s condensed consolidated financial statements. The discount of $42.3 million (comprising the initial $6.0 million pre-exposure fee, $35.3 million of completion exposure fees, and other customary fees) and deferred financing cost associated with the issuance of the borrowings under the Ex-Im Credit Facility is amortized to interest expense on an effective interest rate basis over the term of the borrowings under the Ex-Im Credit Facility.

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

As a result of the repurchase of the 2020 Notes in the tender offer and the redemption of the remaining 2020 Notes, the Company recognized a $10.2 million loss on extinguishment of debt during the second quarter of fiscal year 2018, which was comprised of $10.6 million in cash payments (including tender offer consideration, redemption premium and related professional fees), net of an insignificant amount in non-cash gain (including unamortized premium, net of unamortized debt issuance costs).

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

The 2025 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of December 31, 2017, none of the Company’s subsidiaries guaranteed the 2025 Notes. The 2025 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

of the Company’s existing and future unsecured unsubordinated debt. The 2025 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2025 Notes, and are senior in right of payment to all of their existing and future subordinated indebtedness.

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

Note 7 — Product Warranty

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within 12 months are classified as accrued liabilities and amounts expected to be incurred beyond 12 months are classified as other liabilities in the condensed consolidated financial statements. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, the Company bases its estimates on its experience with the technology involved and the types of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and, in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual during the nine months ended December 31, 2017 and 2016:

	Nine Months Ended
	December 31, 2017	December 31, 2016
	(In thousands)
Balance, beginning of period	$11,058	$11,434
Change in liability for warranties issued in period	218	6,177
Settlements made (in cash or in kind) during the period	(3,931)	(6,108)

Balance, end of period	$7,345	$11,503

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

In March 2016, the Company’s 52% majority-owned subsidiary TrellisWare was informed by the Civil Division of the U.S. Attorney’s Office for the Southern District of California that it was investigating TrellisWare’s eligibility for certain prior government contracts and whether TrellisWare’s conduct in connection therewith violated the False Claims Act. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information available to determine whether such accruals should be adjusted and whether new accruals are required. During the fourth quarter of fiscal year 2017, based on further developments in that investigation and TrellisWare’s discussions with the U.S. Attorney’s Office, the Company accrued a total loss contingency of $11.8 million in SG&A expenses in its government systems segment, which consisted of $11.4 million in uncharacterized damages and $0.4 million in penalties. The impact of the loss contingency on net income attributable to Viasat, Inc. stockholders for fiscal year 2017, net of tax, was $4.0 million, with the related amount of $3.7 million recorded to net (loss) income attributable to noncontrolling interests, net of tax. As of December 31, 2017, the total loss contingency was recorded in accrued liabilities in the condensed consolidated balance sheet in the amount of $11.8 million. At this time, the Company cannot determine with certainty how or whether the TrellisWare investigation will conclude or whether this will be the final amount of damages and penalties.

The Company has contracts with various U.S. government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal years 2016 and 2017. As of December 31, 2017, the DCAA had completed its incurred cost audit for fiscal year 2004 and approved the Company’s incurred cost claims for fiscal years 2005 through 2015 without further audit. Although the Company has recorded contract revenues subsequent to fiscal year 2015 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of December 31, 2017 and March 31, 2017, the Company had $1.3 million and $1.8 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on the status of the related contracts.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 9 — Income Taxes

The Company calculates its provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period.

For the three and nine months ended December 31, 2017, the Company recorded an income tax expense of $2.2 million and an income tax benefit of $18.5 million, respectively, resulting in a negative effective tax rate of 8.8% and an effective tax benefit rate of 26.8%, respectively. The effective tax rates for the periods differed from the U.S. statutory rate due primarily to the benefit of research and development tax credits, offset by additional income tax expense due to the revaluation of net deferred tax assets resulting from the lowering of the corporate federal income tax rate from 35% to 21% under H.R.1, informally known as the Tax Cuts and Jobs Act, which was enacted into law on December 22, 2017 (the Tax Reform).

For the three and nine months ended December 31, 2016, the Company recorded an income tax provision of $0.9 million and $5.3 million, respectively, resulting in an effective tax rate of 15.5% and 23.1%, respectively. The effective tax rates for the periods differed from the U.S. statutory rate due primarily to the benefit of research and development tax credits. The effective tax rate for the nine months ended December 31, 2016 also reflects an increase in valuation allowances on state net operating losses and state research and development tax credits.

When a reliable estimate of the annual effective tax rate cannot be made, the Company computes its provision for income taxes using the actual effective tax rate method for the year-to-date period. For the three and nine months ended December 31, 2016, the Company used the actual effective tax rate method in calculating the income tax provision for the period as a reliable estimate of the annual effective tax rate could not be made.

Future realization of existing deferred tax assets ultimately depends on future profitability and the existence of sufficient taxable income of appropriate character (for example, ordinary income versus capital gains) within the carryforward period available under tax law. In the event that the Company’s estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established, which would cause a decrease to income in the period such determination is made.

For the three and nine months ended December 31, 2017, the Company’s gross unrecognized tax benefits increased by $1.1 million and $3.5 million, respectively. In the next 12 months it is reasonably possible that the amount of unrecognized tax benefits will not change significantly.

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

U.S. Tax Reform

On December 22, 2017, the Tax Reform was enacted into law. Among other matters, the Tax Reform lowered the corporate federal income tax rate from 35% to 21%, effective January 1, 2018, and transitions U.S. international taxation from a worldwide tax system to a territorial tax system. As the Company has a March 31 fiscal year-end, the lower corporate federal income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 31.6% for fiscal year 2018, and 21.0% for subsequent fiscal years.

ASC 740-10, Income Taxes, requires the Company to recognize the effect of any tax laws during the period in which they are enacted. Accordingly, the Company performed preliminary calculations and, based on the estimated effect of the reduction in the corporate federal income tax rate under the Tax Reform, the Company reduced net deferred tax assets, which reduction was recognized as additional income tax expense of $12.2 million for the three and nine months ended December 31, 2017. The Company has performed a preliminary review of the other provisions in the Tax Reform, including U.S. tax on unrepatriated foreign earnings, and has preliminarily concluded that they have no material impact on the Company’s consolidated financial statements or ability to realize its deferred tax assets. The Company continues to evaluate the global tax implications of the Tax Reform.

The final impact of the Tax Reform may differ from the above estimate due to, among other things, changes in interpretation, the issuance of additional guidance and any updates to estimates the Company utilized to calculate the transition impacts. The Securities and Exchange Commission has issued rules under SAB 118 that allow for a measurement period of up to one year after the enactment date of the Tax Reform to finalize the recording of the related tax impacts. The Company currently anticipates finalizing and recording any resulting adjustments by the end of the quarter ending December 31, 2018.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10 — Equity Method Investments and Related-Party Transactions

Eutelsat strategic partnering arrangement

In March 2017, the Company acquired a 49% interest in Euro Broadband Infrastructure Sàrl (Euro Infrastructure Co.) for $139.5 million as part of the consummation of the Company’s strategic partnering arrangement with Eutelsat S.A. (together with its affiliates, Eutelsat). The Company’s investment in Euro Infrastructure Co. is accounted for under the equity method and the total investment, including basis difference allocated to tangible assets, identifiable intangible assets, deferred income taxes and goodwill, is classified as a single line item, as an investment in unconsolidated affiliate, on the Company’s condensed consolidated balance sheets. Because the underlying net assets in Euro Infrastructure Co. and the related excess carrying value of investment over the proportionate share of net assets are denominated in Euros, foreign currency translation gains or losses impact the recorded value of the Company’s investment. The Company recorded foreign currency translation gains, net of tax, of approximately $3.2 million and $10.9 million for the three and nine months ended December 31, 2017, respectively, in accumulated other comprehensive income (loss). The Company records its proportionate share of the results of Euro Infrastructure Co., and any related basis difference amortization expense, within equity in income (losses) of unconsolidated affiliate, net, one quarter in arrears. Accordingly, the Company included its share of the results of Euro Infrastructure Co. for the three months ended September 30, 2017 in its condensed consolidated financial statements for the three months ended December 31, 2017, and its share of the results of Euro Infrastructure Co. from the date of the Company’s investment in Euro Infrastructure Co. on March 3, 2017 through September 30, 2017 in its condensed consolidated financial statements for the nine months ended December 31, 2017. The Company’s investment in Euro Infrastructure Co. is presented at cost of investment plus its accumulated proportional share of income or loss, including amortization of the difference in the historical basis of the Company’s contribution, less any distributions it has received.

The difference between the Company’s carrying value of its investment in Euro Infrastructure Co. and its proportionate share of the net assets of Euro Infrastructure Co. as of December 31, 2017 and March 31, 2017 is summarized as follows:

	As of December 31, 2017	As of March 31, 2017
	(In thousands)
Carrying value of investment in Euro Infrastructure Co.	$160,975	$141,894
Less: proportionate share of net assets of Euro Infrastructure Co.	144,560	127,393

Excess carrying value of investment over proportionate share of net assets	$16,415	$14,501

The excess carrying value has been primarily assigned to:
Goodwill	$23,171	$20,791
Identifiable intangible assets	13,059	12,379
Tangible assets	(21,504)	(20,241)
Deferred income taxes	1,689	1,572

	$16,415	$14,501

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

The Company’s share of income on its investment in Euro Infrastructure Co. was $1.4 million and $1.6 million for the three and nine months ended December 31, 2017, respectively, consisting of the Company’s share of equity in Euro Infrastructure Co.’s income, including amortization of the difference in the historical basis of the Company’s contribution. The Company did not hold any investment in Euro Infrastructure Co. in the prior year period.

Since acquiring its interest in Euro Infrastructure Co., the Company has recorded $1.6 million in retained earnings of undistributed cumulative earnings in equity interests, net of tax, as of December 31, 2017.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Related-party transactions

Transactions with the equity method investee are considered related-party transactions. The following tables set forth the material related-party transactions entered into between Euro Infrastructure Co. and its subsidiaries, on the one hand, and the Company and its subsidiaries, on the other hand, in the ordinary course of business for the time periods presented:

	Three Months Ended			Nine Months Ended
	December 31, 2017	December 31, 2016		December 31, 2017	December 31, 2016
	(In thousands)
Revenue	$1,945	$	*	$7,574	$	*
Expense	1,725		*	5,313		*
Cash received	2,191		*	6,540		*
Cash paid	1,407		*	5,416		*

	As of December 31, 2017	As of March 31, 2017
	(In thousands)
Accounts receivable	$1,857	$	*	*
Collections in excess of revenues and deferred revenues	2,580		*	*

*	Euro Infrastructure Co. and its subsidiaries were not related parties in the prior year period.
**	Amount was insignificant.

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

Segment revenues and operating profits (losses) for the three and nine months ended December 31, 2017 and 2016 were as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
	(In thousands)
Revenues:
Satellite services
Product (1)	$233	$7,114	$664	$20,581
Service	144,310	152,978	443,671	448,188

Total	144,543	160,092	444,335	468,769
Commercial networks
Product	47,073	46,878	130,903	163,919
Service	8,463	7,633	26,150	21,608

Total	55,536	54,511	157,053	185,527
Government systems
Product	128,651	115,582	392,291	332,985
Service	53,107	50,445	161,276	155,637

Total	181,758	166,027	553,567	488,622
Elimination of intersegment revenues	—	—	—	—

Total revenues	$381,837	$380,630	$1,154,955	$1,142,918

Operating profits (losses):
Satellite services (1)	$1,681	$34,846	$33,140	$98,263
Commercial networks	(53,505)	(48,598)	(179,007)	(127,997)
Government systems	29,675	24,118	96,488	71,082
Elimination of intersegment operating profits	—	—	—	—

Segment operating (loss) profit before corporate and amortization of acquired intangible assets	(22,149)	10,366	(49,379)	41,348
Corporate	—	—	—	—
Amortization of acquired intangible assets	(3,177)	(2,775)	(9,757)	(7,565)

(Loss) income from operations	$(25,326)	$7,591	$(59,136)	$33,783

(1)	Product revenues and operating profits in the satellite services segment for the three and nine months ended December 31, 2016 included $6.8 million and $20.0 million, respectively, relating to amounts realized under the Company’s settlement agreement entered into in fiscal year 2015 with Space Systems/Loral, Inc. and its former parent company Loral Space & Communications, Inc. As of March 31, 2017, all payments pursuant to this settlement agreement had been recorded and no further impacts to the Company’s consolidated financial statements are anticipated related to this settlement agreement.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. The Company’s property and equipment, including its satellites, earth stations and other networking equipment, are assigned to corporate assets as they are available for use by the various segments throughout their estimated useful lives. Segment assets as of December 31, 2017 and March 31, 2017 were as follows:

	As of December 31, 2017	As of March 31, 2017
	(In thousands)
Segment assets:
Satellite services	$69,884	$81,728
Commercial networks	181,229	179,992
Government systems	312,432	326,242

Total segment assets	563,545	587,962
Corporate assets	2,752,062	2,366,691

Total assets	$3,315,607	$2,954,653

Other acquired intangible assets, net and goodwill included in segment assets as of December 31, 2017 and March 31, 2017 were as follows:

	Other Acquired Intangible Assets, Net		Goodwill
	As of December 31, 2017	As of March 31, 2017	As of December 31, 2017	As of March 31, 2017
	(In thousands)
Satellite services	$17,449	$21,843	$13,876	$13,579
Commercial networks	3,725	4,903	43,969	43,930
Government systems	12,688	14,931	62,837	62,367

Total	$33,862	$41,677	$120,682	$119,876

Amortization of acquired intangible assets by segment for the three and nine months ended December 31, 2017 and 2016 was as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
	(In thousands)
Satellite services	$2,031	$1,605	$6,297	$3,814
Commercial networks	385	411	1,178	1,267
Government systems	761	759	2,282	2,484

Total amortization of acquired intangible assets	$3,177	$2,775	$9,757	$7,565

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future economic conditions and performance; the development, customer acceptance and anticipated performance of technologies, products or services; satellite construction and launch activities, including the in-orbit testing, transfer of control to us and entry into service of our ViaSat-2 satellite and the timing thereof; the performance and anticipated benefits of our ViaSat-2 and ViaSat-3 class satellites and any future satellite we may construct or acquire; the impacts on overall coverage area, planned services and financial results of the identified antenna issue on the ViaSat-2 satellite; the expected completion, capacity, service, coverage, service speeds and other features of our satellites, and the timing, cost, economics and other benefits associated therewith; anticipated subscriber growth; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ materially include: the failure of the ViaSat-2 satellite to successfully complete in-orbit testing; our ability to realize the anticipated benefits of the ViaSat-2 and ViaSat-3 class satellites and any future satellite we may construct or acquire; unexpected expenses related to our satellite projects; our ability to realize the anticipated benefits of our strategic partnering arrangement with Eutelsat S.A. (together with its affiliates, Eutelsat) or any of our acquisitions; our ability to successfully implement our business plan for our broadband services on our anticipated timeline or at all; risks associated with the construction, launch and operation of satellites, including the effect of any anomaly, operational failure or degradation in satellite performance; our ability to successfully develop, introduce and sell new technologies, products and services; audits by the U.S. government; changes in the global business environment and economic conditions; delays in approving U.S. government budgets and cuts in government defense expenditures; our reliance on U.S. government contracts, and on a small number of contracts which account for a significant percentage of our revenues; reduced demand for products and services as a result of continued constraints on capital spending by customers; changes in relationships with, or the financial condition of, key customers or suppliers; our reliance on a limited number of third parties to manufacture and supply our products; increased competition; introduction of new technologies and other factors affecting the communications and defense industries generally; the effect of adverse regulatory changes on our ability to sell products and services; the effect of recent changes to U.S. tax laws; our level of indebtedness and ability to comply with applicable debt covenants; our involvement in litigation, including intellectual property claims and litigation to protect our proprietary technology; our dependence on a limited number of key employees; and other factors identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, under the heading “Risk Factors” in Part II, Item 1A of this report, elsewhere in this report and our other filings with the Securities and Exchange Commission (the SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

During the third quarter of fiscal year 2017, we completed the sale of an aggregate of 7,475,000 shares of Viasat common stock in an underwritten public offering. Our net proceeds from the offering were approximately $503.1 million after deducting underwriting discounts and offering expenses. In November 2016, we used $225.0 million of the net proceeds from the offering to repay outstanding borrowings under our revolving credit facility (the Revolving Credit Facility).

We conduct our business through three segments: satellite services, commercial networks and government systems.

Satellite Services

Our satellite services business uses our proprietary technology platform to provide satellite-based high-speed broadband services with multiple applications to consumers, enterprises, commercial airlines and mobile broadband customers. Our proprietary Ka-band satellites are at the core of our technology platform. The ViaSat-1 satellite (our first-generation high-capacity Ka-band spot-beam satellite) was placed into service in January 2012. On June 1, 2017, our second-generation ViaSat-2 satellite was successfully launched into orbit. The satellite has successfully completed orbit raising and orbital placement, and the satellite manufacturer will transfer operation of the satellite to us following the completion of in-orbit testing. In January 2018, we reported an antenna issue identified by the satellite manufacturer, for which root cause analysis is still under investigation. Based on measured data and analysis of the current in-orbit performance of the satellite as well as the network as a whole, we currently expect that the issue will not materially impact the overall coverage area of the satellite, nor materially impact the planned services and the expected financial results from the ViaSat-2 system. We currently have two third-generation ViaSat-3 class satellites under construction. We also own the WildBlue-1 satellite, which was placed into service in March 2007.

The primary services offered by our satellite services segment are comprised of:

•

Fixed broadband services (formerly provided under the Exede® and Wildblue® brands), which provide consumers and businesses with high-speed broadband internet access and Voice over Internet Protocol (VoIP) services. As of December 31, 2017, we provided fixed broadband services to approximately 577,000 consumer and small business subscribers.

•

In-flight services including our flagship Viasat in-flight internet services and aviation software services. As of December 31, 2017, 589 commercial aircraft were in service utilizing our Viasat in-flight internet services.

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

Revenues in our commercial networks and government systems segments are primarily derived from three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Fixed-price contracts (which require us to provide products and services under a contract at a specified price) comprised approximately 88% and 85% of our total revenues for these segments for the three months ended December 31, 2017 and 2016, respectively, and 87% of our total revenues for these segments for the nine months ended December 31, 2017 and 2016. The remainder of our revenues in these segments for such periods was derived primarily from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

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

Historically, a significant portion of our revenues in our commercial networks and government systems segments has been derived from customer contracts that include the research and development of products. The research and development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded research and development from our customer contracts were approximately 20% and 19% of our total revenues in the three months ended December 31, 2017 and 2016, respectively. Revenues for our funded research and development from our customer contracts were approximately 19% of our total revenues in the nine months ended December 31, 2017 and 2016.

We also incur independent research and development (IR&D) expenses, which are not directly funded by a third party. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development projects. IR&D expenses were approximately 11% and 9% of total revenues during the three months ended December 31, 2017 and 2016, respectively, and approximately 11% and 8% of total revenues during the nine months ended December 31, 2017 and 2016, respectively. As a government contractor, we are able to recover a portion of our IR&D expenses pursuant to our government contracts.

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

The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. For contract claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. During the three months ended December 31, 2017 and 2016, we recorded losses of approximately $2.7 million and $0.8 million, respectively, related to loss contracts. During the nine months ended December 31, 2017 and 2016, we recorded losses of approximately $6.4 million and $2.8 million, respectively, related to loss contracts.

Assuming the initial estimates of sales and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates due to revisions in sales and future cost estimates or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for on a cumulative basis in the period estimates are revised. We believe we have established appropriate systems and processes to enable us to reasonably estimate future costs on our programs through regular evaluations of contract costs, scheduling and technical matters by business unit personnel and management. Historically, in the aggregate, we have not experienced significant deviations in actual costs from estimated program costs, and when deviations that result in significant adjustments arise, we disclose the related impact in Management’s Discussion and Analysis of Financial Condition and Results of Operations. However, these estimates require significant management judgment, and a significant change in future cost estimates on one or more programs could have a material effect on our results of operations. A one percent variance in our future cost estimates on open fixed-price contracts as of December 31, 2017 would change our loss before income taxes by an insignificant amount.

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

Property, equipment and satellites

Satellites and other property and equipment are recorded at cost or in the case of certain satellites and other property acquired, the fair value at the date of acquisition, net of accumulated depreciation. Capitalized satellite costs consist primarily of the costs of satellite construction and launch, including launch insurance and insurance during the period of in-orbit testing, the net present value of performance incentive payments expected to be payable to the satellite manufacturers (dependent on the continued satisfactory performance of the satellites), costs directly associated with the monitoring and support of satellite construction, and interest costs incurred during the period of satellite construction. We also construct earth stations, network operations systems and other assets to support our satellites, and those construction costs, including interest, are capitalized as incurred. At the time satellites are placed in service, we estimate the useful life of our satellites for depreciation purposes based upon an analysis of each satellite’s performance against the original manufacturer’s orbital design life, estimated fuel levels and related consumption rates, as well as historical satellite operating trends.

We own two satellites in service: ViaSat-1 (our first-generation high-capacity Ka-band spot-beam satellite, which was placed into service in January 2012) and WildBlue-1 (which was placed into service in March 2007). On June 1, 2017, our second-generation ViaSat-2 satellite was successfully launched into orbit. The satellite has successfully completed orbit raising and orbital placement, and the satellite manufacturer will transfer operation of the satellite to us following the completion of in-orbit testing. We currently have two third-generation ViaSat-3 class satellites under construction. In addition, we have an exclusive prepaid lifetime capital lease of Ka-band capacity over the contiguous United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and own related earth stations and networking equipment for all of our satellites. Property and equipment also includes the CPE units leased to subscribers under a retail leasing program as part of our satellite services segment.

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We periodically review the remaining estimated useful life of the satellite to determine if revisions to the estimated life are necessary. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by us for the three and nine months ended December 31, 2017 and 2016.

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

Income taxes and valuation allowance on deferred tax assets

Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis to determine if the weight of available evidence suggests that an additional valuation allowance is needed. In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the event that our estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established, which would cause a decrease to income in the period such determination is made. Our valuation allowance against deferred tax assets increased from $17.7 million at March 31, 2017 to $25.6 million at December 31, 2017. The valuation allowance primarily relates to state net operating loss carryforwards and state research and development tax credit carryforwards.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Revenues:	100.0%	100.0%	100.0%	100.0%
Product revenues	46.1	44.6	45.4	45.3
Service revenues	53.9	55.4	54.6	54.7
Operating expenses:
Cost of product revenues	33.1	32.7	33.2	33.4
Cost of service revenues	36.0	34.4	35.5	34.4
Selling, general and administrative	26.2	21.1	24.2	20.7
Independent research and development	10.5	9.0	11.4	7.9
Amortization of acquired intangible assets	0.8	0.7	0.8	0.7

(Loss) income from operations	(6.6)	2.0	(5.1)	3.0
Interest income (expense), net	0.1	(0.6)	0.0	(1.0)
Loss on extinguishment of debt	—	—	(0.9)	—

(Loss) income before income taxes	(6.5)	1.4	(6.0)	2.0
(Provision for) benefit from income taxes	(0.6)	(0.2)	1.6	(0.5)

Net (loss) income	(6.7)	1.2	(4.2)	1.5
Net (loss) income attributable to Viasat, Inc.	(6.5)	1.1	(4.1)	1.5

Three Months Ended December 31, 2017 vs. Three Months Ended December 31, 2016

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2017	December 31, 2016	Increase (Decrease)	Increase (Decrease)
Product revenues	$176.0	$169.6	$6.4	3.8%
Service revenues	205.9	211.1	(5.2)	(2.5)%

Total revenues	$381.8	$380.6	$1.2	0.3%

Our total revenues increased by $1.2 million as a result of a $6.4 million increase in product revenues, offset by a $5.2 million decrease in service revenues. The product revenue increase was driven by an increase of $13.1 million in our government systems segment, partially offset by a decrease of $6.9 million in our satellite services segment. The decrease in product revenue in our satellite services segment reflected the payments in the prior year period under our settlement agreement with Space Systems/Loral,

Inc. and its former parent company Loral Space & Communications, Inc. (the Settlement Agreement) recognized as product revenue. As of March 31, 2017 all payments pursuant to the Settlement Agreement had been recorded and no further impacts to our consolidated financial statements are anticipated related to the Settlement Agreement. The service revenue decrease was driven by a decrease of $8.7 million in our satellite services segment, partially offset by an increase of $2.7 million in our government systems segment.

Cost of revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2017	December 31, 2016
Cost of product revenues	$126.4	$124.6	$1.9	1.5%
Cost of service revenues	137.3	131.0	6.3	4.8%

Total cost of revenues	$263.7	$255.5	$8.2	3.2%

Cost of revenues increased by $8.2 million due to increases of $6.3 million in cost of service revenues and $1.9 million in cost of product revenues. The cost of service revenue increase mainly related to lower margins for our in-flight services and fixed broadband services in our satellite services segment due to the ramp up of large-scale commercial air in-flight connectivity services and preparation for the ViaSat-2 service launch. The cost of product revenue increase was due to increased revenues, causing a $10.1 million increase in cost of product revenues on a constant margin basis (excluding the effect of the payments under the Settlement Agreement in the prior year period recognized as product revenues). The cost of product revenue increase mainly related to our tactical data links products, cybersecurity and information assurance products, offset by improved margins in our cybersecurity and information assurance products, tactical data links products and global mobile broadband products in our government systems segment.

Selling, general and administrative expenses

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2017	December 31, 2016
Selling, general and administrative	$100.1	$80.3	$19.8	24.7%

The $19.8 million increase in selling, general and administrative (SG&A) expenses was primarily attributable to higher support costs of $15.1 million spread across all three segments mainly due to the higher employee-related costs supporting the ViaSat-2 service launch and our commercial air growth activities, as well as in support of the expansion of our international businesses. In addition, selling costs increased $3.1 million driven primarily by increases in our satellite services segment. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2017	December 31, 2016
Independent research and development	$40.1	$34.4	$5.7	16.6%

The $5.7 million increase in IR&D expenses was primarily the result of increased IR&D efforts of $4.4 million in our government systems segment (primarily related to research increases in the development of next-generation dual band mobility solutions).

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to ten years. The slight increase in amortization of acquired intangible assets in the third quarter of fiscal year 2018 compared to the prior year period was primarily the result of our acquisition of Aerodocs Limited (Arconics) in November 2016. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the nine months ended December 31, 2017	$9,757

Expected for the remainder of fiscal year 2018	$2,402
Expected for fiscal year 2019	9,466
Expected for fiscal year 2020	7,638
Expected for fiscal year 2021	5,218
Expected for fiscal year 2022	3,392
Thereafter	5,746

$33,862

Interest income

The slight increase in interest income for the three months ended December 31, 2017 compared to the prior year period was the result of slightly higher average interest rates on our investments during the third quarter of fiscal year 2018 compared to the prior year period, although we had lower average invested cash balances. This increase was partially offset by the effect of payments in the prior year period under the Settlement Agreement recognized as interest income.

Interest expense

The $2.4 million decrease in interest expense in the three months ended December 31, 2017 compared to the prior year period was due to an increase of $2.4 million in the amount of interest capitalized during the third quarter of fiscal year 2018 compared to the prior year period. Capitalized interest expense during the three months ended December 31, 2017 and 2016 related to the construction of our ViaSat-2 satellite and related gateway and networking equipment, construction of our ViaSat-3 class satellites and other assets.

Provision for income taxes

For the three months ended December 31, 2017, we recorded an income tax provision of $2.2 million, resulting in a negative effective tax rate of 8.8%. For the three months ended December 31, 2016, we recorded an income tax provision of $0.9 million, resulting in an effective tax rate of 15.5%. The effective tax rates for the periods differed from the U.S. statutory rate due primarily to the benefit of research and development tax credits, offset in the current year period by additional income tax expense due to the revaluation of net deferred tax assets resulting from the lowering of the corporate federal income tax rate from 35% to 21% under H.R.1, informally known as the Tax Cuts and Jobs Act, which was enacted into law on December 22, 2017 (the Tax Reform).

We calculate our provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period. However, when a reliable estimate cannot be made, we compute our provision for income taxes using the actual effective tax rate method for the year-to-date period. For the three months ended December 31, 2016, we used the actual effective tax rate method in calculating the income tax provision for the period as a reliable estimate of the annual effective tax rate could not be made.

Segment Results for the Three Months Ended December 31, 2017 vs. Three Months Ended December 31, 2016

Satellite services segment

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2017	December 31, 2016
Segment product revenues	$0.2	$7.1	$(6.9)	(96.7)%
Segment service revenues	144.3	153.0	(8.7)	(5.7)%

Total segment revenues	$144.5	$160.1	$(15.5)	(9.7)%

Our satellite services segment revenues decreased by $15.5 million as a result of an $8.7 million decrease in service revenues and a $6.9 million decrease in product revenues. The decrease in service revenues was primarily driven by a decrease in fixed broadband services due to a decrease in the overall number of residential subscribers, partially offset by higher average revenue per subscriber compared to the prior year period and the expansion of our in-flight services. As of December 31, 2017, 589 commercial aircraft were in service utilizing our in-flight internet services, compared to 555 commercial aircraft in service as of December 31, 2016. Total subscribers of our fixed broadband services decreased year over year, with approximately 577,000 subscribers at December 31, 2017 compared to 675,000 subscribers at December 31, 2016. The decrease in product revenues reflected the payments in the prior year period under the Settlement Agreement recognized as product revenue. As of March 31, 2017 all payments pursuant to the Settlement Agreement had been recorded and no further impacts to our consolidated financial statements are anticipated related to the Settlement Agreement.

Segment operating profit

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2017	December 31, 2016
Segment operating profit	$1.7	$34.8	$(33.2)	(95.2)%
Percentage of segment revenues	1.2%	21.8%

The decrease in our satellite services segment operating profit was driven primarily by lower earnings contributions of $21.8 million, primarily due to the decrease in product revenues resulting from the completion of payments under the Settlement Agreement during fiscal year 2017, as well as lower margins related to in-flight services and fixed broadband services due to the ramp up of large-scale commercial air in-flight connectivity services and preparation for the ViaSat-2 service launch, as well as in support of the expansion of our international businesses. The decrease in operating profit was further impacted by higher SG&A costs of $11.2 million compared to the prior year period, mainly due to the higher employee-related costs supporting the ViaSat-2 service launch, as well as in support of the expansion of our international businesses.

Commercial networks segment

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2017	December 31, 2016
Segment product revenues	$47.1	$46.9	$0.2	0.4%
Segment service revenues	8.5	7.6	0.8	10.9%

Total segment revenues	$55.5	$54.5	$1.0	1.9%

Our commercial networks segment revenues increased by $1.0 million, primarily due to an $0.8 million increase in service revenues. The increase in service revenues was primarily due to an increase of $1.3 million in fixed satellite networks services.

Segment operating loss

	Three Months Ended		Dollar (Increase) Decrease	Percentage (Increase) Decrease
(In millions, except percentages)	December 31, 2017	December 31, 2016
Segment operating loss	$(53.5)	$(48.6)	$(4.9)	(10.1)%
Percentage of segment revenues	(96.3)%	(89.2)%

The $4.9 million increase in our commercial networks segment operating loss was driven primarily by an $4.1 million increase in overall SG&A costs (primarily due to the higher employee-related costs supporting our commercial air growth activities).

Government systems segment

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2017	December 31, 2016
Segment product revenues	$128.7	$115.6	$13.1	11.3%
Segment service revenues	53.1	50.4	2.7	5.3%

Total segment revenues	$181.8	$166.0	$15.7	9.5%

Our government systems segment revenues increased by $15.7 million due to increases of $13.1 million in product revenues and $2.7 million in service revenues. The product revenue increase was primarily due to a $12.1 million increase in tactical data link products, a $5.1 million increase in cybersecurity and information assurance products and a $2.5 million increase in tactical satcom radio products, partially offset by a $5.1 million decrease in government satellite communications systems products.

Segment operating profit

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2017	December 31, 2016
Segment operating profit	$29.7	$24.1	$5.6	23.0%
Percentage of segment revenues	16.3%	14.5%

The $5.6 million increase in our government systems segment operating profit reflected higher earnings contributions of $14.5 million, primarily due to higher revenues in our tactical data links products and cybersecurity and information assurance products, coupled with improved margins in global mobile broadband products and cybersecurity and information assurance products. This operating profit increase was partially offset by higher SG&A costs of $4.6 million and higher IR&D costs of $4.4 million (primarily related to research increases in the development of next-generation dual band mobility solutions).

Nine Months Ended December 31, 2017 vs. Nine Months Ended December 31, 2016

Revenues

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2017	December 31, 2016
Product revenues	$523.9	$517.5	$6.4	1.2%
Service revenues	631.1	625.4	5.7	0.9%

Total revenues	$1,155.0	$1,142.9	$12.0	1.1%

Our total revenues grew by $12.0 million as a result of a $6.4 million increase in product revenues and a $5.7 million increase in service revenues. The product revenue increase was driven by an increase of $59.3 million in our government systems segment, partially offset by decreases of $33.0 million in our commercial networks segment and $19.9 million in our satellite services segment. The service revenue increase was driven by increases of $5.6 million in our government systems segment and $4.5 million in our commercial networks segment, partially offset by a decrease of $4.5 million in our satellite services segment.

Cost of revenues

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2017	December 31, 2016
Cost of product revenues	$382.9	$382.1	$0.8	0.2%
Cost of service revenues	410.5	392.8	17.7	4.5%

Total cost of revenues	$793.5	$774.9	$18.6	2.4%

Cost of revenues increased by $18.6 million, primarily due to an increase of $17.7 million in cost of service revenues. This cost of service revenue increase mainly related to lower margins for in-flight internet services and fixed broadband services in our satellite services segment due to the ramp up of large-scale commercial air in-flight connectivity services and preparation for the ViaSat-2 service launch, partially offset by improved margins in global mobile broadband services in our government systems segment.

Selling, general and administrative expenses

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2017	December 31, 2016
Selling, general and administrative	$279.4	$236.9	$42.5	17.9%

The $42.5 million increase in SG&A expenses was primarily attributable to higher support costs of $36.5 million spread across all three segments, mainly due to the higher employee-related costs supporting the ViaSat-2 service launch and our commercial air growth activities, as well as in support of the expansion of our international business. In addition, new business proposal costs increased $3.9 million, driven primarily by increases in our government systems and commercial networks segments. Selling costs also increased $2.0 million, primarily due to an increase in our satellite services segment in preparation for the ViaSat-2 service launch. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2017	December 31, 2016
Independent research and development	$131.5	$89.8	$41.7	46.4%

The $41.7 million increase in IR&D expenses was primarily the result of increased IR&D efforts of $27.7 million in our commercial networks segment (primarily related to an increase in IR&D efforts relating to next-generation satellite payload technologies for our ViaSat-3 class satellites, next-generation consumer broadband integrated networking technologies and mobile broadband satellite communication systems for commercial airline platforms) and $13.7 million in our government systems segment (primarily related to research increases in the development of next-generation dual band mobility solutions).

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to ten years. The $2.2 million increase in amortization of acquired intangible assets in the first nine months of fiscal year 2018 compared to the prior year period was primarily the result of our acquisition of Arconics in November 2016. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the nine months ended December 31, 2017	$9,757

Expected for the remainder of fiscal year 2018	$2,402
Expected for fiscal year 2019	9,466
Expected for fiscal year 2020	7,638
Expected for fiscal year 2021	5,218
Expected for fiscal year 2022	3,392
Thereafter	5,746

$33,862

Interest income

The slight decrease in interest income for the nine months ended December 31, 2017 compared to the prior year period was primarily due to the effect of payments in the prior year period under the Settlement Agreement recognized as interest income. This decrease was partially offset by slightly higher average interest rates on our investments coupled with higher average invested cash balances during the first nine months of fiscal year 2018 compared to the same period last fiscal year.

Interest expense

The $11.6 million decrease in interest expense in the nine months ended December 31, 2017 compared to the prior year period was primarily due to an increase of $11.3 million in the amount of interest capitalized during the first nine months of fiscal year 2018 compared to the prior year period. Capitalized interest expense during the nine months ended December 31, 2017 and 2016 related to the construction of our ViaSat-2 satellite and related gateway and networking equipment, construction of our ViaSat-3 class satellites and other assets.

Benefit from (provision for) income taxes

For the nine months ended December 31, 2017, we recorded an income tax benefit of $18.5 million, resulting in an effective tax benefit rate of 26.8%. For the nine months ended December 31, 2016, we recorded an income tax provision of $5.3 million, resulting in an effective tax rate of 23.1%. The effective tax rates for the periods differed from the U.S. statutory rate due primarily to the benefit of research and development tax credits, offset in the current year period by additional income tax expense due to the revaluation of net deferred tax assets resulting from the lowering of the corporate federal income tax rate from 35% to 21% under the Tax Reform. The effective tax rate for the nine months ended December 31, 2016 also reflects an increase in valuation allowances on state net operating losses and state research and development tax credits.

We calculate our provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period. However, when a reliable estimate cannot be made, we compute our provision for income taxes using the actual effective tax rate method for the year-to-date period. For the nine months ended December 31, 2016, we used the actual effective tax rate method in calculating the income tax provision for the period as a reliable estimate of the annual effective tax rate could not be made.

Segment Results for the Nine Months Ended December 31, 2017 vs. Nine Months Ended December 31, 2016

Satellite services segment

Revenues

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2017	December 31, 2016
Segment product revenues	$0.7	$20.6	$(19.9)	(96.8)%
Segment service revenues	443.7	448.2	(4.5)	(1.0)%

Total segment revenues	$444.3	$468.8	$(24.4)	(5.2)%

Our satellite services segment revenues decreased by $24.4 million as a result of a $19.9 million decrease in product revenues and a $4.5 million decrease in service revenues. The decrease in product revenues reflected the payments in the prior year period under the Settlement Agreement recognized as product revenue. As of March 31, 2017 all payments pursuant to the Settlement Agreement had been recorded and no further impacts to our consolidated financial statements are anticipated related to the Settlement Agreement. The decrease in service revenues was primarily driven by a decrease in our fixed broadband services due to a decrease in the overall number of residential subscribers, partially offset by higher average revenue per broadband subscriber compared to the prior year period and the expansion of our in-flight internet services. As of December 31, 2017, 589 commercial aircraft were in service utilizing our in-flight internet services, compared to 555 commercial aircraft in service as of December 31, 2016. Total subscribers of our fixed broadband services decreased year over year, with approximately 577,000 subscribers at December 31, 2017 compared to 675,000 subscribers at December 31, 2016.

Segment operating profit

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2017	December 31, 2016
Segment operating profit	$33.1	$98.3	$(65.1)	(66.3)%
Percentage of segment revenues	7.5%	21.0%

The decrease in our satellite services segment operating profit was driven primarily by lower earnings contributions of $45.3 million primarily due to the decrease in product revenues resulting from the completion of payments under the Settlement Agreement during fiscal year 2017, as well as lower margins related to in-flight internet services and fixed broadband services due to large-scale commercial air in-flight connectivity service ramp up and preparation for the ViaSat-2 service launch. The decrease in operating profit was further impacted by higher SG&A costs of $19.6 million compared to the prior year period mainly due to the higher employee-related costs supporting the ViaSat-2 service launch, as well as in support of the expansion of our international businesses.

Commercial networks segment

Revenues

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2017	December 31, 2016
Segment product revenues	$130.9	$163.9	$(33.0)	(20.1)%
Segment service revenues	26.2	21.6	4.5	21.0%

Total segment revenues	$157.1	$185.5	$(28.5)	(15.3)%

Our commercial networks segment revenues decreased by $28.5 million, due to a $33.0 million decrease in product revenues, partially offset by a $4.5 million increase in service revenues. The decrease in product revenues was primarily due to a decrease of $47.3 million in fixed satellite networks products (mainly due to a decrease in broadband terminal orders from our large-scale Australian Ka-band infrastructure project that commenced last fiscal year and a decrease from our next generation Ka-band system contract in Canada) and a decrease of $4.7 million in satellite networking development programs products, partially offset by an increase of $12.6 million in mobile broadband satellite communication systems products and an increase of $6.3 million in antenna systems products. The increase in service revenues was primarily due to an increase of $3.9 million in fixed satellite network services.

Segment operating loss

	Nine Months Ended		Dollar (Increase) Decrease	Percentage (Increase) Decrease
(In millions, except percentages)	December 31, 2017	December 31, 2016
Segment operating loss	$(179.0)	$(128.0)	$(51.0)	(39.9)%
Percentage of segment revenues	(114.0)%	(69.0)%

The $51.0 million increase in our commercial networks segment operating loss was driven primarily by a $27.7 million increase in IR&D expenses (primarily due to an increase in IR&D efforts relating to next-generation satellite payload technologies for our ViaSat-3 class satellites, next-generation consumer broadband integrated networking technologies and mobile broadband satellite communication systems for commercial airline platforms), lower earnings contributions of $11.7 million (primarily due to lower revenues in fixed satellite network products and lower margins in our satellite networking development programs products) and a $11.6 million increase in overall SG&A costs (primarily due to the higher employee-related costs supporting our commercial air growth activities and the ViaSat-2 service launch).

Government systems segment

Revenues

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2017	December 31, 2016
Segment product revenues	$392.3	$333.0	$59.3	17.8%
Segment service revenues	161.3	155.6	5.6	3.6%

Total segment revenues	$553.6	$488.6	$64.9	13.3%

Our government systems segment revenues increased by $64.9 million due to increases of $59.3 million in product revenues and $5.6 million in service revenues. The product revenue increase was primarily due to a $31.8 million increase in tactical data link products, a $13.9 million increase in global mobile broadband products, a $7.2 million increase in cybersecurity and information assurance products and a $6.4 million increase in tactical satcom radio products. The service revenue increase was primarily due to a $6.5 million increase in government satellite communication systems services, a $4.4 million increase in global mobile broadband services and a $1.2 million increase in cybersecurity and information assurance services, partially offset by a $7.2 million decrease in our network management services for Wi-Fi and other internet access networks.

Segment operating profit

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2017	December 31, 2016
Segment operating profit	$96.5	$71.1	$25.4	35.7%
Percentage of segment revenues	17.4%	14.5%

The $25.4 million increase in our government systems segment operating profit reflected higher earnings contributions of $50.4 million, primarily due to higher revenues in our tactical data links products, global mobile broadband products, cybersecurity and information assurance products and government satellite communication systems services, coupled with improved margins in global mobile broadband products and services. This operating profit increase was partially offset by higher IR&D costs of $13.7 million (primarily related to research increases in the development of next-generation dual band mobility solutions) and overall higher SG&A costs of $11.3 million.

Backlog

As reflected in the table below, our overall firm and funded backlog increased during the first nine months of fiscal year 2018. The increases in both firm and funded backlog were attributable primarily to increases in our government systems and commercial networks segments.

	As of December 31, 2017	As of March 31, 2017
	(In millions)
Firm backlog
Satellite services segment	$131.0	$125.2
Commercial networks segment	295.5	265.9
Government systems segment	702.2	633.3

Total	$1,128.7	$1,024.4

Funded backlog
Satellite services segment	$131.0	$125.2
Commercial networks segment	295.5	265.9
Government systems segment	596.8	546.8

Total	$1,023.3	$937.9

The firm backlog does not include contract options. Of the $1.1 billion in firm backlog, $222.9 million is expected to be delivered during the remaining three months of fiscal year 2018, and the balance is expected to be delivered in fiscal year 2019 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders. Backlog does not include contracts with subscribers for fixed broadband services in our satellite services segment, nor does it include anticipated purchase orders and requests for the installation of in-flight broadband systems or future recurring in-flight internet service revenues under commercial in-flight internet agreements recorded in our commercial networks and satellite services segments, respectively. As of December 31, 2017, we expected to install in-flight broadband systems on approximately 910 additional aircraft under our existing customer agreements with commercial airlines, approximately 160 of which relate to accepted purchase orders (and are included in firm backlog in our commercial networks segment) and approximately 750 of which relate to anticipated purchase orders and requests under existing customer agreements. There can be no assurance that all anticipated purchase orders and requests will be placed.

Our total new awards were approximately $436.0 million and $1.3 billion for the three and nine months ended December 31, 2017, respectively, compared to $353.7 million and $1.3 billion for the three and nine months ended December 31, 2016, respectively.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing, export credit agency financing and equity financing. At December 31, 2017, we had $161.8 million in cash and cash equivalents, $261.7 million in working capital, no outstanding borrowings under the Revolving Credit Facility and borrowing availability of $770.9 million under the Revolving Credit Facility. As of December 31, 2017, our $362.4 million direct loan facility with the Export-Import Bank of the United States for ViaSat-2 (the Ex-Im Credit Facility and, together with the Revolving Credit Facility, the Credit Facilities) was fully drawn. At March 31, 2017, we had $130.1 million in cash and cash equivalents, $289.3 million in working capital, no outstanding borrowings and borrowing availability of $761.4 million under our Revolving Credit Facility and $274.6 million in principal amount of outstanding borrowings under our Ex-Im Credit Facility. We invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

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

Cash flows

Cash provided by operating activities for the first nine months of fiscal year 2018 was $282.6 million compared to $312.7 million in the prior year period. This $30.1 million decrease was primarily driven by our operating results (net (loss) income adjusted for depreciation, amortization and other non-cash charges) which resulted in $70.5 million of higher cash outflows year-over-year, partially offset by a $40.4 million year-over-year decrease in cash used to fund net operating assets. The decrease in cash used to fund net operating assets during the first nine months of fiscal year 2018 when compared to the prior year period was primarily due to an increase in the long-term portion of deferred revenues included in other liabilities in our satellite services segment, partially offset by a decrease in our collections in excess of revenues and deferred revenues included in accrued liabilities due to the timing of milestone billings for certain larger development projects in our government systems segment and an increase in cash used for inventory in our commercial networks segment due to a ramp up of mobile terminal deliveries that are expected to occur in the fourth quarter of fiscal year 2018.

Cash used in investing activities for the first nine months of fiscal year 2018 was $409.6 million compared to $463.4 million in the prior year period. The decrease in cash used in investing activities year-over-year reflects a decrease of $68.5 million in cash used for satellite construction and a decrease of $16.5 million in cash used for acquisitions, partially offset by an increase of $27.6 million in capital expenditures used for property and other general purpose equipment and an increase of $5.0 million for the construction of earth stations and network operation systems related to the ViaSat-2 satellite.

Cash provided by financing activities for the first nine months of fiscal year 2018 was $157.9 million compared to $394.0 million for the prior year period. This $236.0 million decrease in cash provided by financing activities year-over-year was primarily related to the repurchase and redemption of $575.0 million in aggregate principal amount of our former 6.875% Notes due 2020 (the 2020 Notes) and the related payment of $10.6 million of debt extinguishment costs during the second quarter of fiscal year 2018, a year-over-year decrease of $25.0 million in net proceeds from borrowings under our Ex-Im Credit Facility, and a year-over-year increase of $3.1 million related to payments of debt issuance costs during the first nine months of fiscal year 2018, as well as the $503.1 million we received in net proceeds from a public offering of our common stock in the third quarter of fiscal year 2017 (after deducting underwriting discounts and offering expenses). This decrease was partially offset by the issuance of $700.0 million in aggregate principal amount of our 5.625% Senior Notes due 2025 (the 2025 Notes) during the second quarter of fiscal year 2018 and a year-over-year decrease of $180.0 million in net payments on borrowings under our Revolving Credit Facility. Cash provided by financing activities for both periods included cash received from stock option exercises and employee stock purchase plan purchases, offset by cash used for the repurchase of common stock related to net share settlement of certain employee tax liabilities in connection with the vesting of restricted stock unit awards.

Satellite-related activities

In May 2013, we entered into an agreement to purchase the ViaSat-2 satellite from The Boeing Company (Boeing). In April 2017, the satellite construction agreement was amended to replace the remaining milestone payments for the satellite under the agreement with approximately $21.0 million of in-orbit satellite performance incentive payments, excluding interest, payable monthly over a nine-year period commencing one month after the completion of in-orbit testing, subject to the continued satisfactory performance of the satellite. On June 1, 2017, ViaSat-2 was successfully launched into orbit. The satellite has successfully completed orbit raising and orbital placement, and Boeing will transfer control of the satellite to us following the completion of in-orbit testing.

We believe the roll-out of our ViaSat-2 satellite and related ground infrastructure will impact our financial results in our satellite services segment in the remainder of fiscal year 2018 and beyond. In particular, we expect to continue to incur capital expenditures in ground infrastructure for the satellite, and to increase our investment in subscriber acquisition costs after ViaSat-2 is placed into service as we expand our subscriber base for our fixed broadband services. However, there can be no assurance that we will be successful in our expansion plans. During the period from late fiscal year 2012 until early fiscal year 2015, we incurred higher operating costs in connection with the launch and roll-out of our ViaSat-1 satellite, related ground infrastructure and Exede fixed broadband services, as well as higher interest expense as we capitalized a lower amount of the interest expense on our outstanding debt. These higher operating costs, which negatively impacted income from our operations during that period, included costs associated with depreciation, earth station connectivity, subscriber acquisition costs, logistics, customer care and various support systems. We expect the relative impact of the launch and roll-out of our ViaSat-2 satellite and related ground infrastructure to our financial results to be less than we experienced in relation to the launch and roll-out of our ViaSat-1 satellite and related ground infrastructure.

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

Revolving Credit Facility

As of December 31, 2017, the Revolving Credit Facility provided an $800.0 million revolving line of credit (including up to $150.0 million of letters of credit) with a maturity date of May 24, 2021.

Borrowings under the Revolving Credit Facility bear interest, at our option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on our total leverage ratio. The Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of Viasat (as defined in the Revolving Credit Facility) and secured by substantially all of our assets. As of December 31, 2017, none of our subsidiaries guaranteed the Revolving Credit Facility.

The Revolving Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Revolving Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.

At December 31, 2017, we had no outstanding borrowings under the Revolving Credit Facility and $29.1 million outstanding under standby letters of credit, leaving borrowing availability under the Revolving Credit Facility as of December 31, 2017 of $770.9 million.

Ex-Im Credit Facility

As of December 31, 2017, the Ex-Im Credit Facility provided a $362.4 million senior secured direct loan facility, which was fully drawn. Of the $362.4 million in principal amount of borrowings made under the Ex-Im Credit Facility, $321.2 million was used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remaining $41.2 million used to finance the total exposure fees incurred under the Ex-Im Credit Facility (which includes all previously accrued completion exposure fees).

Borrowings under the Ex-Im Credit Facility bear interest at a fixed rate of 2.38%, payable semi-annually in arrears. The effective interest rate on our outstanding borrowings under the Ex-Im Credit Facility, which takes into account timing and amount of borrowings, exposure fees, debt issuance costs and other fees, is 4.6%. Borrowings under the Ex-Im Credit Facility are required to be repaid in 16 approximately equal semi-annual principal installments, commencing on April 15, 2018, with a maturity date of October 15, 2025. The Ex-Im Credit Facility is guaranteed by Viasat and is secured by first-priority liens on the ViaSat-2 satellite and related assets as well as a pledge of the capital stock of the borrower under the facility.

The Ex-Im Credit Facility contains financial covenants regarding Viasat’s maximum total leverage ratio and minimum interest coverage ratio. In addition, the Ex-Im Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.

The borrowings under the Ex-Im Credit Facility are recorded as current portion of long-term debt and as other long-term debt, net of unamortized discount and debt issuance costs, in our condensed consolidated financial statements. The discount of $42.3 million (comprising the initial $6.0 million pre-exposure fee, $35.3 million of completion exposure fees, and other customary fees) and deferred financing cost associated with the issuance of the borrowings under the Ex-Im Credit Facility are amortized to interest expense on an effective interest rate basis over the term of the borrowings under the Ex-Im Credit Facility.

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

As a result of the repurchase of the 2020 Notes in the tender offer and the redemption of the remaining 2020 Notes, we recognized a $10.2 million loss on extinguishment of debt during the second quarter of fiscal year 2018, which was comprised of $10.6 million in cash payments (including tender offer consideration, redemption premium and related professional fees), net of an insignificant amount in non-cash gain (including unamortized premium, net of unamortized debt issuance costs).

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

The 2025 Notes are required to be guaranteed on an unsecured senior basis by each of our existing and future subsidiaries that guarantees the Revolving Credit Facility. As of December 31, 2017, none of our subsidiaries guaranteed the 2025 Notes. The 2025 Notes are our general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated debt. The 2025 Notes are effectively junior in right of payment to our existing and future secured debt, including under the Credit Facilities (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that do not guarantee the 2025 Notes, and are senior in right of payment to all of their existing and future subordinated indebtedness.

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

Contractual Obligations

The following table sets forth a summary of our obligations at December 31, 2017:

		For the Remainder of Fiscal Year	For the Fiscal Years Ending
(In thousands, including interest where applicable)	Total	2018	2019-2020	2021-2022	Thereafter
Operating leases and satellite capacity agreements	$473,128	$18,318	$138,732	$101,233	$214,845
2025 Notes	1,014,453	19,141	78,750	78,750	837,812
Revolving Credit Facility	—	—	—	—	—
Ex-Im Credit Facility	399,052	—	106,208	101,937	190,907
Satellite performance incentive	29,052	581	5,105	5,861	17,505
Purchase commitments including satellite-related agreements	1,155,103	372,095	642,737	98,336	41,935

Total	$3,070,788	$410,135	$971,532	$386,117	$1,303,004

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

Our condensed consolidated balance sheets included $117.8 million and $42.7 million of “other liabilities” as of December 31, 2017 and March 31, 2017, respectively, which primarily consisted of the long-term portion of our satellite performance incentive obligation relating to the ViaSat-1 satellite, our long-term warranty obligations, the long-term portion of deferred rent, long-term portion of deferred revenue and long-term deferred income taxes. With the exception of the long-term portion of our satellite performance incentive obligation relating to the ViaSat-1 satellite, these remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. The amounts listed in the table above also exclude the satellite performance incentive obligation relating to the ViaSat-2 satellite because this obligation is contingent upon completion of in-orbit testing, which has not yet occurred. See Note 3 to our condensed consolidated financial statements for additional information regarding satellite performance incentive obligation relating to the ViaSat-1 satellite, Note 9 to our condensed consolidated financial statements for additional information regarding our income taxes and related tax positions and Note 7 to our condensed consolidated financial statements for a discussion of our product warranties.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at December 31, 2017 as defined in Regulation S-K Item 303(a)(4) other than as discussed under Contractual Obligations above or disclosed in the notes to our consolidated financial statements included in this report or in our Annual Report on Form 10-K for the year ended March 31, 2017.

Recent Authoritative Guidance

For information regarding recently adopted and issued accounting pronouncements, see Note 1 to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, short-term and long-term obligations, including the Credit Facilities and the 2025 Notes, and foreign currency forward contracts. We consider investments in highly liquid instruments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2017, we had no outstanding borrowings under our Revolving Credit Facility, $362.4 million in principal amount of outstanding borrowings under our Ex-Im Credit Facility, and $700.0 million in aggregate principal amount outstanding of the 2025 Notes, and we held no short-term investments. Our 2025 Notes and borrowings under our Ex-Im Credit Facility bear interest at a fixed rate and therefore our exposure to market risk for changes in interest rates relates primarily to borrowings under our Revolving Credit Facility, cash equivalents, short-term investments and short-term obligations.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain a significant amount of our cash balance in money market accounts. In general, money market accounts are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our cash and cash equivalents earn interest at variable rates. Our interest income has been and may continue to be negatively impacted by low market interest rates. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. If the underlying weighted average interest rate on our cash and cash equivalents, assuming balances remain constant over a year, changed by 50 basis points, interest income would have increased or decreased by an insignificant amount for the three months ended December 31, 2017 and 2016. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material.

Our primary interest rate under the Revolving Credit Facility is the Eurodollar rate plus an applicable margin that is based on our total leverage ratio. Under the Revolving Credit Facility, the effective interest rate as of December 31, 2017 that would have been applied to any new Eurodollar based borrowings under the Revolving Credit Facility was approximately 4.11%. As of December 31, 2017, we had no outstanding borrowings under our Revolving Credit Facility. Accordingly, assuming the outstanding balance remained constant over a year, changes in interests rates applicable to our Revolving Credit Facility would have no effect on our interest incurred and cash flow.

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

As of December 31, 2017, we had a number of foreign currency forward contracts outstanding which are intended to reduce the foreign currency risk for amounts payable to vendors in Euros. The foreign currency forward contracts had an insignificant notional amount, and had an insignificant amount of fair value recorded in other current assets as of December 31, 2017. If the foreign currency forward rate for the Euro to the U.S. dollar on these foreign currency forward contracts had changed by 10%, the fair value of these foreign currency forward contracts as of December 31, 2017 would have changed by an insignificant amount.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2017, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2017.

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

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1#	Form of Performance Stock Option Agreement for the 1996 Equity Participation Plan of ViaSat Inc.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Labels Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith.
#	Indicates management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.

February 8, 2018	/s/ MARK DANKBERG
Mark Dankberg
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ SHAWN DUFFY
Shawn Duffy
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)