Form 10-K
period 2018-03-31
VIASAT INC
filed 2018-05-30
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

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

1933.    ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of September 30, 2017 was approximately $3,519,366,311 (based on the closing price on that date for shares of the registrant’s common stock as reported by the Nasdaq Global Select Market).

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of May 11, 2018 was 58,908,061.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended March 31, 2018.

VIASAT, INC.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future economic conditions and performance; the development, customer acceptance and anticipated performance of technologies, products or services; satellite construction and launch activities; the performance and anticipated benefits of our ViaSat-2 and ViaSat-3 class satellites and any future satellite we may construct or acquire; the impacts on overall coverage area, planned services and financial results of the identified antenna deployment issue on the ViaSat-2 satellite; the expected completion, capacity, service, coverage, service speeds and other features of our satellites, and the timing, cost, economics and other benefits associated therewith; anticipated subscriber growth; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ materially include: our ability to realize the anticipated benefits of the ViaSat-2 and ViaSat-3 class satellites and any future satellite we may construct or acquire; unexpected expenses related to our satellite projects; our ability to realize the anticipated benefits of our strategic partnering arrangement with Eutelsat S.A. (together with its affiliates, Eutelsat) or any of our acquisitions; our ability to successfully implement our business plan for our broadband services on our anticipated timeline or at all; risks associated with the construction, launch and operation of satellites, including the effect of any anomaly, operational failure or degradation in satellite performance; our ability to successfully develop, introduce and sell new technologies, products and services; audits by the U.S. government; changes in the global business environment and economic conditions; delays in approving U.S. government budgets and cuts in government defense expenditures; our reliance on U.S. government contracts, and on a small number of contracts which account for a significant percentage of our revenues; reduced demand for products and services as a result of continued constraints on capital spending by customers; changes in relationships with, or the financial condition of, key customers or suppliers; our reliance on a limited number of third parties to manufacture and supply our products; increased competition; introduction of new technologies and other factors affecting the communications and defense industries generally; the effect of adverse regulatory changes on our ability to sell products and services; the effect of recent changes to U.S. tax laws; our level of indebtedness and ability to comply with applicable debt covenants; our involvement in litigation, including intellectual property claims and litigation to protect our proprietary technology; our dependence on a limited number of key employees; and other factors identified under the heading “Risk Factors” in Item 1A of this report, elsewhere in this report and our other filings with the Securities and Exchange Commission (the SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

During the third quarter of fiscal year 2017, we completed the sale of an aggregate of 7,475,000 shares of Viasat common stock in an underwritten public offering. Our net proceeds from the offering were approximately $503.1 million after deducting underwriting discounts and offering expenses. We used $225.0 million of the net proceeds from the offering to repay the then-outstanding borrowings under our revolving credit facility (the Revolving Credit Facility).

We conduct our business through three segments: satellite services, commercial networks and government systems. Financial information regarding our reporting segments and the geographic areas in which we deliver our services and products is included in the consolidated financial statements and notes thereto.

Satellite Services

Our satellite services segment provides satellite-based high-speed broadband services to consumers, enterprises, commercial airlines and mobile broadband customers both in the United States and abroad. Our Viasat Internet and Viasat Business Internet fixed broadband services (formerly provided under the Exede® and WildBlue® brands) offer high-speed, high-quality broadband internet access. We also offer high-speed internet and other in-flight services for a growing number of commercial aircraft. Our satellite services business also provides a platform for the provision of network management services to domestic and international satellite service providers.

Our satellite services business uses our proprietary technology platform to provide satellite-based high-speed broadband services with multiple applications to consumers, enterprises, commercial airlines and mobile broadband customers. Our proprietary Ka-band satellites are at the core of our technology platform. The ViaSat-1 satellite (our first-generation high-capacity Ka-band spot-beam satellite) was placed into service in January 2012. On June 1, 2017, our second-generation ViaSat-2 satellite was successfully launched into orbit. In January 2018, we reported an antenna deployment issue identified by the satellite manufacturer, for which root cause analysis is still under investigation. Based on measured data and analysis of the current in-orbit performance of the satellite as well as the network as a whole, we currently expect that the issue will not materially impact the overall coverage area of the satellite, nor materially impact the planned services and the expected financial results from the ViaSat-2 system. In the fourth quarter of fiscal year 2018, we launched commercial broadband services on our ViaSat-2 satellite. Our ViaSat-2 satellite significantly expands our data throughput capacity and supports the flexible allocation of capacity, enabling us to improve the speed, availability and geographic coverage area of our broadband services and dynamically respond to changing capacity demands across different geographic areas and service offerings. We currently have two ViaSat-3 class satellites under construction, and anticipate commencing construction on a third ViaSat-3 class satellite in the future. Our ViaSat-3 class satellites are our third-generation high-capacity Ka-band satellite design and are designed to further expand our data throughput capacity and geographic coverage area and enhance our ability to flexibly allocate capacity, thereby improving the speed, availability and cost-efficiency of our proprietary Ka-band satellite network. Launch of commercial service on the first ViaSat-3 class satellite is currently targeted for the second half of calendar year 2020. We also own the WildBlue-1 satellite, which was placed into service in March 2007.

We believe that growth in our satellite services segment will be driven in the coming years by continued rapid growth in demand for high-speed broadband services across the globe, driven both by continued increases in the number of internet users and connected devices and by increasing data usage, including for video streaming and mobile and in-flight connectivity (IFC). Growth in our in-flight services business in the coming years is also expected to be driven by the installation of our IFC systems on additional commercial aircraft, with installations anticipated on approximately 955 additional aircraft under our existing customer agreements with commercial airlines as of March 31, 2018. The primary services offered by our satellite services segment are comprised of:

•

Fixed Broadband Services. Our satellite-based fixed broadband services provide consumers and businesses with high-speed broadband internet access and Voice over Internet Protocol (VoIP) services. We provide fixed broadband services primarily in the United States, as well as in other markets such as Europe and Mexico. We offer a range of service plans, including unlimited data plans and plans with up to 100 Mbps download speeds, with pricing and available service offerings based on a number of different factors, including available capacity, bandwidth limits, service quality levels, bundled offerings, terms of distribution and geographic location. We also offer wholesale and retail fixed broadband services to our national, regional and foreign distribution partners, including direct-to-home satellite video providers, retail service providers and communications companies. As of March 31, 2018, we provided fixed broadband services to approximately 576,000 subscribers. In addition, we offer satellite-enabled community Wi-Fi hotspot services to provide affordable and reliable high-speed internet connectivity in unserved and underserved communities, primarily in Mexico.

•

In-Flight Services. Our award-winning in-flight services provide industry-leading in-flight internet and aviation software services to commercial airlines. The data throughput capacity of our IFC systems enables commercial airlines to offer more passengers on more flights the ability to enjoy high-speed internet services such as streaming video. As of March 31, 2018, 635 commercial aircraft were in service across the United States, Europe and Australia utilizing our Viasat IFC systems.

•

Mobile Broadband Services. Our mobile broadband services provide global network management and high-speed internet connectivity services for customers using airborne, maritime and ground-mobile satellite systems.

We also offer a variety of other broadband services, including business connectivity, live on-line event streaming, oil and natural gas data gathering services and high-definition satellite news gathering.

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

We believe growth in our commercial networks segment will be driven in the coming years by continued growth in worldwide demand for mobile and fixed connectivity, ground networking equipment and products that enable or support access to high-speed broadband services, and by the increasing cost-effectiveness of satellite technologies to rapidly deploy broadband services across wide geographic areas and to large numbers of people within the satellite footprint. Our commercial networks segment also leverages the deployment of our own proprietary high-capacity Ka-band satellites, as well as Ka-band satellites operated or being built for third parties around the world, by providing the ground infrastructure and user terminals that access the satellites. The primary products, systems, solutions and services offered by our commercial networks segment are comprised of:

•

Mobile Broadband Satellite Communication Systems. Our mobile satellite communication systems and related products provide high-speed, cost-efficient broadband access while on the move via small transceivers, and are designed for use in aircraft and seagoing vessels. As of March 31, 2018, we expected to install IFC systems on approximately 955 additional aircraft under our existing customer agreements with commercial airlines, approximately 196 of which related to accepted purchase orders (which are included in firm backlog in our commercial networks segment) and approximately 759 of which related to anticipated purchase orders and requests under existing customer agreements. There can be no assurance that all anticipated purchase orders and requests will be placed.

•

Fixed Satellite Networks. We are a leading end-to-end network technology supplier for the fixed satellite consumer and enterprise markets. Our next-generation satellite network infrastructure and ground terminals are designed to access Ka-band broadband services on high-capacity satellites. Our network systems and modems enable satellite broadband access for residential or home office customers. We also offer related products and services to enterprise customers to address bandwidth constraints, latency and other issues.

•

Antenna Systems. We develop, design, produce, test and install ground terminals and antennas for terrestrial and satellite applications, specializing in earth imaging, remote sensing, mobile satellite communication, Ka-band earth stations and other multi-band antennas.

•

Satellite Networking Development. We offer specialized design and technology services covering all aspects of satellite communication system architecture and technology, including the analysis, design, development and specification of satellite and ground systems, fabless semiconductor design for Application-Specific Integrated Circuit (ASIC) and Monolithic Microwave Integrated Circuit (MMIC) chips, and network function virtualization, as well as a wide range of modules and subsystems for various commercial, military and space uses, and radio frequency and advanced microwave solutions. We also design and develop high-capacity Ka-band satellites as part of our commercial networks segment (both for our own satellite fleet and for third parties) and design, develop and produce the associated satellite payload technologies.

Government Systems

Our government systems segment provides global mobile broadband services to military and government users, and develops and produces network-centric Internet Protocol (IP)-based fixed and mobile secure communications products and solutions that are designed to enable the collection and dissemination of secure real-time digital information between individuals on the tactical edge, command centers, strategic communications nodes, ground and maritime platforms and airborne intelligence and defense platforms. Customers of our government systems segment include the U.S. Department of Defense (the DoD), allied foreign governments, allied armed forces, public safety first-responders and remote government employees.

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

Our Strengths

We believe the following strengths position our business to capitalize on the attractive growth opportunities presented in our business segments:

•

Vertically Integrated End-to-End Platform of Leading Broadband Technologies. We believe our innovative ecosystem of high-capacity Ka-band satellites, ground infrastructure and user terminals provides a vertically integrated end-to-end platform that uniquely positions us to cost-effectively deliver a diverse portfolio of high-speed, high-quality broadband solutions and applications to enterprises, consumers and government users. Our product, system and service offerings are often linked through common underlying technologies, customer applications and market relationships. We believe that many of the market segments in which we compete have significant barriers to entry due to the complexity of technology and the amount of required investment, and that limited competition exists for broadband services at higher data speeds. We believe that our comprehensive and vertically integrated portfolio of satellites, products and services, combined with our ability to effectively cross-deploy technologies between government and commercial segments and across different geographic markets, provides us with a strong foundation to sustain and enhance our leadership in broadband technologies and services.

•

Innovation of Next-Generation Satellite Technology. We have a long history of innovation in next-generation satellite technologies. Since our inception, we have designed and produced advanced satellite communications systems and equipment. In February 2012, the Society of Satellite Professionals International bestowed an Industry Innovators Award on us in recognition of the development and launch of our award-winning first-generation high-capacity Ka-band spot-beam satellite, ViaSat-1. In 2013, ViaSat-1 earned a Guinness World Records® title as the highest-capacity communications satellite in the world with its data throughput of approximately 140 Gigabits per second. Our second-generation ViaSat-2 satellite was successfully launched into orbit on June 1, 2017 and we launched commercial broadband services on ViaSat-2 in the fourth quarter of fiscal year 2018.  Our ViaSat-2 satellite significantly expands our data throughput capacity and supports the flexible allocation of capacity, enabling us to improve the speed, availability and geographic coverage area of our broadband services and dynamically respond to changing capacity demands across different geographic areas and service offerings, as well as offer compelling retail service plans that enable us to better compete against traditional telecom, wireless and low-end cable companies. In March 2018, our ViaSat-2 satellite was selected as a winner in the ‘Space, Platforms’ category of the 61st Annual Laureate Awards, honoring extraordinary achievements in the global aerospace arena. Our third-generation ViaSat-3 class satellites (two of which are currently under construction) are designed to further expand our data throughput capacity and geographic coverage area and enhance our ability to flexibly allocate capacity, thereby improving the speed, availability and cost-efficiency of our proprietary Ka-band satellite network. Our market-leading in-flight internet service has received numerous awards and accolades, including the Crystal Cabin Award for the best Passenger Comfort System in April 2015 and the Excellence in Avionics Award for In-Flight Connectivity Innovation in July 2015. JetBlue’s Fly-Fi® in-flight Wi-Fi service, which is powered by Viasat’s IFC system, recently won the 2017 APEX Passenger Choice Award for ‘Best Wi-Fi.’ This particular award was tallied from passenger-submitted data, showcasing the power of the Viasat platform to deliver an exceptional in-flight internet service. We believe that our innovative satellite technologies and investments in the associated ground infrastructure will enable us to provide greater capacity and faster broadband speeds. We believe our history of developing proprietary and innovative satellite technologies spanning spacecraft, ground infrastructure, user terminals and network design demonstrates that we possess the expertise and credibility required to serve the evolving technology needs of our customers whether on the ground, in the air or at sea.

•

Diversification of Business Model. Our business is highly diversified, ranging from the provision of fixed broadband services to consumers and enterprises, to the provision of in-flight services and IFC systems to commercial airlines, to the sale of complex satellite communication systems and products to communications service providers and enterprises, to the sale of advanced wireless communications systems, secure networking systems and cybersecurity and information assurance products and other communications services to government users and defense contractors. This diversification in product and service offerings, customer base and market segment helps to reduce our exposure to fluctuations in any of the individual markets we serve. In addition, the flexibility in our business model allows us to allocate our satellite capacity to markets where bandwidth usage demands and returns are highest. During fiscal years 2018, 2017 and 2016, our satellite services segment generated 37%, 40% and 39% of total revenues, our commercial networks segment generated 15%, 16% and 18% of total revenues, and our government systems segment generated 48%, 44% and 43% of total revenues, respectively.

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

•

Experienced Management Team. Our core management team, including our Chief Executive Officer, has been with the company since its inception in 1986. Mr. Dankberg is considered to be a leading expert in the field of satellite and wireless communications. In 2008, Mr. Dankberg received the prestigious AIAA Aerospace International Communication award, which recognized him for “shepherding Viasat into a leading satellite communications company through outstanding leadership and technical expertise.” In 2013, Mr. Dankberg received the Innovator Award from the Arthur C. Clarke Foundation. In 2015, Mr. Dankberg was inducted into the Society of Satellite Professionals Hall of Fame for his leadership and visionary role in satellite communications, and in 2017, Mr. Dankberg became an elected member of the National Academy of Engineering.

Our Strategy

Our business strategy is to be a leading provider of high-speed and cost-effective broadband and advanced communications products and services, utilizing our leading satellite and Wi-Fi technologies and capabilities. The principal elements of our strategy include:

•

Maintain Focus on Technology Leadership. We will continue to focus on research and development to bring high-capacity, high-speed broadband communications to the global market. Our innovative satellite and product development has been one of our hallmarks, and we intend to focus on maintaining our leadership position in satellite technologies and services, while continuing to expand our efforts in wireless communications, cloud networking and security. Our research and development efforts are supported by a global employee base of over 5,200 personnel, including over 2,500 engineers, and a culture that deeply values and supports innovation.

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

•

Drive Cost Efficiencies. We continue to drive cost efficiencies in our businesses through our strategy of vertical integration. We optimize our satellite network systems through our development of an end-to-end platform of next-generation Ka-band satellites, ground networking equipment and user terminals that enable the provision of high-speed broadband services. Our ViaSat-3 class satellites are expected to further drive cost efficiencies through their enhanced ability to efficiently and dynamically match supply and demand through the flexible allocation of capacity within the satellite footprint.

•

Focus on International Opportunities. We believe that international markets represent an attractive opportunity for our business. As worldwide demand for broadband connectivity and services continues to grow, we expect that our comprehensive offering of next-generation Ka-band satellites, advanced end-to-end communication systems and ground networking equipment and products, and their ability to enable cost-effective, high-speed broadband services (including in-flight and fixed broadband services and satellite-enabled community Wi-Fi hotspots), will be increasingly attractive internationally. Our ViaSat-2 satellite significantly improved the geographic coverage area of our broadband services over North and Central America and the primary aeronautical and maritime routes across the Atlantic Ocean bridging North America and Europe. Our first two ViaSat-3 class satellites (currently under construction) are expected to provide broadband services over the Americas and the Europe, Middle East and Africa (EMEA) region, respectively, thereby making our cost-effective, high-speed broadband service offerings available to new markets.

•

Pursue Growth Through Strategic Alliances, Partnering Arrangements and Relationships. In our government systems segment, we regularly enter into teaming arrangements with other government contractors to more effectively capture complex government programs. In addition, we actively seek strategic relationships and joint ventures with companies whose financial, marketing, operational or technological resources can accelerate the introduction of new technologies and the penetration of new markets. We have also engaged in strategic relationships with companies that have innovative technologies and products, highly skilled personnel, market presence, or customer relationships and distribution channels that complement our strategy. We may continue to evaluate acquisitions of, or investments in, complementary companies, businesses, products or technologies to supplement our internal growth.

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

Revenues from the U.S. government as an individual customer comprised approximately 31%, 29% and 24% of total revenues for fiscal years 2018, 2017 and 2016, respectively. None of our other customers comprised 10% or more of total revenues in fiscal years 2018, 2017 and 2016.

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

Our federal government contracts are performed under cost-reimbursement contracts, time-and-materials contracts and fixed-price contracts. Cost-reimbursement contracts provide for reimbursement of costs and payment of a fee. The fee may be either fixed by the contract or variable, based upon cost control, quality, delivery and the customer’s subjective evaluation of the work. Under time-and-materials contracts, we receive a fixed amount by labor category for services performed and are reimbursed for the cost of materials purchased to perform the contract. Under a fixed-price contract, we agree to perform specific work for a fixed price and, accordingly, realize the benefit or detriment to the extent that the actual cost of performing the work differs from the contract price. In fiscal year 2018, approximately 14% of our total government revenues was generated from cost-reimbursement contracts with the federal government or our prime contractors, approximately 1% from time-and-materials contracts and approximately 85% from fixed-price contracts.

Our allowable federal government contract costs and fees are subject to audit and review by the Defense Contracting Management Agency (DCMA) and the Defense Contract Audit Agency (DCAA), as discussed below under “— Regulatory Environment — Other Regulations.”

Our federal government contracts may be terminated, in whole or in part, at the convenience of the U.S. government. If a termination for convenience occurs, the U.S. government generally is obligated to pay for work completed or services rendered and/or the cost incurred by us under the contract, which may include a fee or allowance for profit. Contracts with prime contractors may have negotiated termination schedules that apply. When we participate as a subcontractor, we are at risk if the prime contractor does not perform its contract. Similarly, when we act as a prime contractor employing subcontractors, we are at risk if a subcontractor does not perform its subcontract.

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

We conduct the majority of our research and product development activities in-house and have a research and development and engineering staff, which includes over 2,500 engineers. Our product development activities focus on products that we consider viable revenue opportunities to support all of our business segments. A portion of our research and development efforts for our products has been conducted in direct response to the specific requirements of a customer’s order and, accordingly, these amounts are included in the cost of sales when incurred and the related funding is included in revenues at that time.

The portion of our contract revenues which includes research and development funded by government and commercial customers was approximately 19%, 19% and 20% of our total revenues during fiscal years 2018, 2017 and 2016, respectively. In addition, we incurred $168.3 million, $129.6 million and $77.2 million during fiscal years 2018, 2017 and 2016, respectively, on independent research and development (IR&D) expenses, which comprise research and development not directly funded by a third party. Funded research and development contains a profit component and is therefore not directly comparable to IR&D. As a U.S. government contractor, we also are able to recover a portion of our IR&D expenses, consisting primarily of salaries and other personnel-related expenses, supplies and prototype materials related to research and development programs.

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

Sales and Marketing

We have a sales presence in various domestic and foreign locations, and we sell our products and services both directly and indirectly through channel partners, as described below:

•

Satellite Services Sales Organization. Our satellite services sales organization for our broadband internet services sells directly to residential customers in our retail channel through our Viasat Internet website, sales call centers and through over 1,000 active retailer dealers (including DirecTV). Our satellite services sales organization also includes direct sales and business development personnel who work with enterprises, enterprise-focused master agents and commercial airlines to identify business opportunities and develop solutions for customers’ needs.

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

Our marketing team works closely with our sales, research and product development organizations and our customers to increase the awareness of the Viasat brand through a mix of positive program performance and our customers’ recommendation as well as corporate and marketing communications, public relations, advertising, trade show participation and conference speaking engagements by providing communications that keep the market current on our products and features. In the third quarter of fiscal year 2018, we undertook a major rebranding effort to introduce “Viasat” as a unified master global brand under a new logo and visual identity system, while phasing out legacy sub-brand names. Our new unified brand is intended to grow market and consumer awareness of our company and our product and service offerings both domestically and internationally across all of our markets, as well as attract the best talent around the world. Our marketing team also identifies and sizes new target markets for our products and services, creates awareness of our company and our portfolio of offerings, and generates contacts and leads within these targeted markets.

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

In our satellite services segment, we face competition for fixed broadband services both from existing competitors and emerging technologies. Our fixed broadband service offerings compete with broadband service offerings from wireline and wireless telecommunications companies, cable companies, satellite companies and internet service providers. Many of our competitors are larger than us, have substantial capital resources, have greater brand recognition, have access to spectrum or technologies not available to us, or are able to offer bundled service offerings that we are not able to duplicate, all of which may reduce demand for our broadband services. In addition, the broadband services market continues to see industry consolidation and vertical integration, which may enable our competitors to provide competing services to broader customer segments. New entrants, some with significant financial resources, and new emerging technologies (including 5G) may compete with our broadband service offerings. Additionally, wireless telecommunications carriers such as AT&T, Sprint, T-Mobile and Verizon are currently offering unlimited data plans that could attract our existing and future subscribers. Our in-flight internet service offerings compete against air-to-ground mobile services and other satellite-based services, such as the services offered by Global Eagle, Gogo, Inmarsat and Panasonic Avionics Corporation. We believe that our Ka-band satellite-based in-flight internet services offer a competitive combination of high-speed and data throughput capacity, that enable commercial airlines to offer more passengers on more flights the ability to enjoy high-speed broadband services such as streaming video.

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

Contract manufacturers produce products for many different customers and are able to pass on the benefits of large-scale manufacturing to their customers. These manufacturers are able to produce high quality products at lower costs by: (1) exercising their high-volume purchasing power, (2) employing advanced and efficient production equipment and capital intensive systems whose costs are leveraged across their broad customer base, and (3) using a cost-effective skilled workforce. Our primary contract manufacturers include Benchmark, CyberTAN, Davida Technology Partners, Harris, Hensoldt, IEC Electronics Corporation, Microelectronics Technology, Plexus, Regal Technology Partners and Sanmina-SCI.

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

Radio-frequency and Communications Regulation

International Telecommunication Union (ITU)

The orbital location and frequencies for our satellites are subject to the ITU’s regulations, including its frequency registration and coordination procedures. Those procedures are specified in the ITU Radio Regulations and seek to facilitate shared international use of limited spectrum and orbital resources in a manner that avoids harmful interference. Among other things, the ITU regulations set forth procedures for establishing international priority with respect to the use of such resources, deadlines for bringing satellite networks into use in order to maintain such priority, and coordination rights and obligations with respect to other networks, which vary depending on whether such networks have higher or lower ITU priority. On our behalf, various countries have made filings, and may in the future make additional filings, for the frequency assignments at particular orbital locations that are used, or may in the future be used, by our current satellite networks and potential future satellite networks we may build or acquire. In the event that any international coordination process that is triggered by such an ITU filing is not successfully completed, or bringing into use deadlines are not satisfied, we may be compelled to accept more limited or suboptimal orbital and spectrum rights, to operate the applicable satellite(s) on a non-interference basis, or to cease operating such satellite(s) altogether.

US Regulation

The commercial use of radio-frequency spectrum in the United States is subject to the jurisdiction of the Federal Communications Commission (FCC) under the Communications Act of 1934, as amended (Communications Act). The FCC is responsible for licensing the operation of satellite earth stations and spacecraft, regulating the technical and other aspects of the operation of these facilities, and regulating certain aspects of the provision of services to customers.

Earth Stations. The Communications Act requires a license for the operation of transmitting satellite earth station facilities and certain receiving satellite earth station facilities in the United States. We currently hold licenses authorizing us to operate various earth stations within the United States, including but not limited to user terminals and facilities that aggregate traffic and interconnect with the internet backbone and network hubs. These licenses typically are granted for 15 year terms, and typically are renewed in the ordinary course. Material changes in earth station operations would require prior approval by the FCC. The operation of our earth stations is subject to various license conditions, as well as the technical and operational requirements of the FCC’s rules and regulations.

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

Universal Service. Certain of our services may constitute the provision of telecommunications to, from or within the United States, and may require us to contribute a percentage of our revenues from such services to universal service support mechanisms that subsidize the provision of services to low-income consumers, high-cost areas, schools, libraries and rural health care providers. This percentage is set each calendar quarter by the FCC, and currently is 18.4%. Current FCC rules permit us to pass this universal service contribution through to our customers. The FCC has established a universal service funding mechanism to support the provision of voice and broadband services in certain high-cost areas of the United States, known as the Connect America Fund (the CAF). Among other things, the CAF mechanism provides, or will likely provide, support to terrestrial service providers under terms and conditions that are not available to satellite-based service providers. The CAF could provide other service providers a competitive advantage in providing broadband services in supported areas, which could have a material adverse effect on our business, financial condition and results of operations.

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

In January 2018, the FCC adopted an order restoring the classification of broadband internet access service as a lightly regulated information service, ending the Title II regulatory approach adopted in 2015. The order eliminated explicit requirements against blocking or throttling traffic and paid prioritization of traffic.  At the same time, the FCC maintained the consumer disclosure requirements with some modifications and acknowledged the jurisdiction of the Federal Trade Commission to enforce consumer protection measures.  The order is subject to pending appeals, and we cannot predict the outcome of these pending proceedings on ISPs. In addition, some states have recently adopted portions of the net neutrality requirements.

Satellite Spectrum. The space stations and ground network we use to provide our broadband services operate using Ka-band spectrum that is designated for use on a primary basis for certain types of the satellite services we provide, as well as additional Ka-band spectrum that is designated primarily for terrestrial wireless and other uses but that we are authorized to use on a secondary or non-interference basis. The FCC has issued orders in recent years designating a portion of the Ka-band that we use on a secondary basis, as well as other bands above 24 GHz, to be used for “5G” wireless mobile and other terrestrial broadband services. We believe that these rules provide an approach for our satellite operations to coexist and expand alongside terrestrial wireless mobile networks. The orders recognize the need for additional study of technical sharing issues, and we intend to continue working with the FCC and other stakeholders to address those concerns. The FCC separately has adopted new rules that define the terms and conditions under which our spacecraft share spectrum with other spacecraft that operate in different orbits, and the FCC has granted authority to operate large numbers of spacecraft in those other orbits, and currently is considering additional applications for such authority, consistent with these new rules. If the deployment of these new terrestrial or satellite networks results in harmful interference into our satellite operations, or if the implementation of these networks under the new rules constrains or prohibits the types of uses we have planned for this spectrum in a manner that we do not anticipate, such a development could have a material adverse effect on our business, financial condition and results of operations.

Foreign Licensing

The spacecraft we use in our business are subject to the regulatory authority of, and conditions imposed by, foreign governments, as well as contractual arrangements with third parties and the rules and procedures of the ITU. Our ViaSat-1 satellite operates under authority granted to ManSat Limited by the governments of the Isle of Man and the United Kingdom (as well as authority from the FCC), and pursuant to contractual arrangements we have with ManSat Limited that extend past the expected useful life of ViaSat-1. ViaSat-2 operates under the authority of the United Kingdom. We also use Ka-band capacity on the Anik F2 satellite to provide our broadband services under an agreement with Telesat Canada, and we may do so until the end of the useful life of that satellite. Telesat Canada operates that satellite under authority granted to it by the government of Canada. We also currently use the WildBlue-1 satellite, which we own, and which is co-located with Anik F2 under authority granted to Telesat Canada by the government of Canada, and pursuant to an agreement we have with Telesat Canada that expires upon the end of the useful life of Anik F2. Accordingly, we are reliant upon ManSat Limited and Telesat Canada to maintain their respective governmental rights on which our operating rights are based. The use of these spacecraft in our business is subject to various conditions in the underlying authorizations held by us, ManSat Limited and Telesat Canada, as well as the technical and operational requirements of the rules and regulations of those jurisdictions.

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

Equipment Testing and Verification. In the United States, certain equipment that we manufacture must comply with applicable technical requirements intended to minimize radio interference to other communications services and ensure product safety. In the United States, the FCC is responsible for ensuring that communications devices comply with technical requirements for minimizing radio interference and human exposure to radio emissions. The FCC requires that equipment be tested either by the manufacturer or by a private testing organization to ensure compliance with the applicable technical requirements. For other classes of device, the FCC requires submission of an application, which must be approved by the FCC or a private testing organization accredited by the FCC.

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

Employees

As of March 31, 2018, we employed approximately 5,200 individuals worldwide. We consider the relationships with our employees to be positive. Competition for technical personnel in our industry is intense. We believe our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel. To date, we believe we have been successful in recruiting qualified employees, but there is no assurance we will continue to be successful in the future.

Executive Officers

Set forth below is information concerning our executive officers and their ages:

Name	Age	Position
Mark Dankberg	63	Chairman of the Board and Chief Executive Officer
Richard Baldridge	60	Director, President and Chief Operating Officer
Doug Abts	44	Vice President, Global Mobility
Marc Agnew	58	Vice President, Commercial Networks
Robert Blair	44	Vice President, General Counsel and Secretary
Girish Chandran	53	Vice President and Chief Technical Officer
Melinda Del Toro	45	Senior Vice President, People and Culture and Chief People Officer
Bruce Dirks	58	Senior Vice President, Treasury and Corporate Development
Shawn Duffy	48	Senior Vice President and Chief Financial Officer
Kevin Harkenrider	62	Senior Vice President and President, Broadband Systems
Keven Lippert	46	Executive Vice President, Corporate Development and Chief Administrative Officer
Mark Miller	58	Executive Vice President and Chief Technical Officer
Ken Peterman	61	President, Government Systems
David Ryan	63	Vice President and President, Viasat Space Systems

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

Richard Baldridge joined Viasat in April 1999, serving as our Executive Vice President, Chief Financial Officer and Chief Operating Officer from 2000 and as our Executive Vice President and Chief Operating Officer from 2002. Mr. Baldridge assumed his current role as President and Chief Operating Officer in 2003. Mr. Baldridge was elected to the Board of Directors of Viasat in 2016. In addition, Mr. Baldridge serves as a director of Ducommun Incorporated, a provider of engineering and manufacturing services to the aerospace and defense industries, and EvoNexus, a San Diego based non-profit technology incubator. Prior to joining Viasat, Mr. Baldridge served as Vice President and General Manager of Raytheon Corporation’s Training Systems Division from January 1998 to April 1999. From June 1994 to December 1997, Mr. Baldridge served as Chief Operating Officer and Chief Financial Officer for Hughes Information Systems and Hughes Training Inc., prior to their acquisition by Raytheon in 1997. Mr. Baldridge’s other experience includes various senior financial and general management roles with General Dynamics Corporation. Mr. Baldridge holds a B.S.B.A. degree in Information Systems from New Mexico State University.

Doug Abts joined Viasat in September 2015 as Vice President, Strategy Development, Broadband Services, and in May 2018, he assumed his current role as Vice President, Global Mobility. Mr. Abts has over 20 years of experience in the areas of general management, business development, mergers and acquisitions, and strategic planning. From July 2010 to August 2015, Mr. Abts served as Executive Vice President, Strategy and Corporate Development of Bridgepoint Education. From August 2003 to June 2010, Mr. Abts operated in key management and business development roles at Science Applications International Corporation. Early in his career, he served with distinction as an officer in the United States Navy SEALs. Mr. Abts earned a B.A. degree from Stanford University and an M.B.A. degree from Harvard Business School.

Marc Agnew joined Viasat in 1988 and has held various technical, management and business positions with Viasat over the past 30 years. From 2003 to 2004, Mr. Agnew served as Vice President, Government Broadband, from 2005 to 2012, he served as Vice President and General Manager, Broadband Systems, and from February 2012 to October 2014, he served as Vice President and Chief Technology Officer, Broadband Services. From November 2014 to January 2017, Mr. Agnew worked to create Viasat’s European broadband joint venture, where he then served as Chief Technology Officer until May 2018, while also leading Viasat’s office in the United Kingdom from September 2016 to September 2017. Mr. Agnew was appointed to his current position of Vice President, Commercial Networks in May 2018. Prior to joining Viasat, Mr. Agnew worked at Comsat Telesystems and M/A-Com Linkabit. Mr. Agnew earned a B.S.E.E degree from The George Washington University and an M.S.E.E degree from The University of California, Berkeley.

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

Melinda Del Toro joined Viasat in 2001 as Manager of Learning and Development. In 2003 she began to assume a broader role with the Human Resources organization. In 2008 she was appointed Director of Human Resources and in 2011 was appointed Vice President — Human Resources. In April 2016, she assumed the position of Senior Vice President — Human Resources, which was retitled Senior Vice President — People and Culture in April 2017. In May 2018, she was also named Chief People Officer. Ms. Del Toro currently serves on the board of trustees at the San Diego Museum of Art. Ms. Del Toro started her career teaching at San Diego State University within the School of Communication. Prior to joining Viasat she held roles in corporate learning and organizational development for Nicholas-Applegate Capital Management, Qualcomm Personal Electronics and Sony Electronics. Ms. Del Toro holds B.A. and M.A. degrees in Communication from San Diego State University.

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

Kevin Harkenrider joined Viasat in October 2006 as Director — Operations, served as Vice President — Operations from January 2007 until December 2009, served as Vice President of Viasat and Chief Operating Officer of Viasat Communications Inc. from December 2009 to April 2011, as Senior Vice President — Infrastructure Operations from April 2011 to May 2012, and as Senior Vice President — Broadband Services from May 2012 to May 2015, and as Senior Vice President — Commercial Networks from May 2015 to May 2018. Mr. Harkenrider assumed his current position as Senior Vice President and President, Broadband Systems in May 2018. Prior to joining Viasat, Mr. Harkenrider served as Account Executive at Computer Sciences Corporation from 2002 through October 2006. From 1992 to 2001, Mr. Harkenrider held several positions at BAE Systems, Mission Solutions (formerly GDE Systems, Marconi Integrated Systems and General Dynamics Corporation, Electronics Division), including Vice President and Program Director, Vice

President — Operations and Vice President — Material. Prior to 1992, Mr. Harkenrider served in several director and program manager positions at General Dynamics Corporation. Mr. Harkenrider holds a B.S. degree in Civil Engineering from Union College and an M.B.A. degree from the University of Pittsburgh.

Keven Lippert joined Viasat in May 2000 as Associate General Counsel and Assistant Secretary. In April 2007, he was appointed Viasat’s Vice President, General Counsel and Secretary, in 2012 he was appointed Senior Vice President — General Counsel and Secretary, and in June 2014 he was appointed Executive Vice President — General Counsel and Secretary. In May 2017, he was appointed President, Broadband Services and Chief Legal Officer, and in May 2018, he assumed his current position as Executive Vice President, Corporate Development and Chief Administrative Officer. Prior to joining Viasat, Mr. Lippert was a corporate associate at the law firm of Latham & Watkins LLP. Mr. Lippert holds a J.D. degree from the University of Michigan and a B.S. degree in Business Administration from the University of California, Berkeley.

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

Ken Peterman joined Viasat in April 2013 as Vice President — Government Systems. In June 2014, he was appointed Senior Vice President — Government Systems. Mr. Peterman assumed his current position as President, Government Systems in May 2017. Mr. Peterman has over 35 years of experience in general management, systems engineering, strategic planning, portfolio management, and business leadership in the aerospace and defense industries. From July 2012 to April 2013, Mr. Peterman served as President and Chief Executive Officer of SpyGlass Group, a company he founded which provides executive strategic advisory services to the aerospace and defense industries. From 2011 to July 2012, Mr. Peterman served as President of Exelis Communications and Force Protection Systems, and from 2007 to 2011, he served as President of ITT Communications Systems, which are both developers and providers of command, control, communications, computers, intelligence, surveillance and reconnaissance products and systems. Previously, Mr. Peterman was Vice President and General Manager of Rockwell Collins Government System’s Integrated C3 Systems and Rockwell Collins Displays and Awareness Systems. Mr. Peterman earned a B.S.E.E. degree from Tri-State University (now Trine).

David Ryan joined Viasat in May 2016 as Vice President — Intelligence Programs, and was appointed Vice President and President, Viasat Space Systems in May 2018. Prior to joining Viasat, Mr. Ryan held several roles at Northrop Grumman Corporation from 2005 to 2014, including Sector Vice President and General Manager of the Intelligence Systems Division. He also served in various roles at The Boeing Company from 1990 to 2005, including President of Boeing Space Systems International. Mr. Ryan currently serves as a director of Space Micro Inc., a satellite electronics product company. Mr. Ryan earned a B.S.E.E and an M.E.E degree from Rice University.

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

Our Operating Results Are Difficult to Predict

Our operating results have varied significantly from quarter to quarter in the past and may continue to do so in the future. The factors that cause our quarter-to-quarter operating results to be unpredictable include:

•

the construction, launch or acquisition of satellites, the associated level of investment required and the impact of any construction or launch delays, operational or launch failures or other disruptions to our satellites;

•	the uptake of our in-flight services by commercial airlines and number of aircraft being retrofitted or installed with our IFC systems;
•	varying subscriber addition and churn rates for our fixed broadband business;
•	the mix of wholesale and retail subscriber additions in our fixed broadband business;
•	a complex and lengthy procurement process for most of our commercial networks and government systems customers and potential customers;

•	changes in the levels of research and development spending, including the effects of associated tax credits;
•	cost overruns on fixed-price development contracts;
•	the difficulty in estimating costs over the life of a contract, which may require adjustment in future periods;
•	the timing, quantity and mix of products and services sold;
•	price discounts given to some customers;
•	market acceptance and the timing of availability of our new products and services;
•	the timing of customer payments for significant contracts;
•	one-time charges to operating income arising from items such as acquisition expenses, impairment of assets and write-offs of assets related to customer non-payments or obsolescence;
•	the failure to receive an expected order or a deferral of an order to a later period; and
•	general economic and political conditions.

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

Satellite Failures or Degradations in Satellite Performance Could Affect Our Business, Financial Condition and Results of Operations

We own three satellites in service: ViaSat-2 (our second-generation high-capacity Ka-band spot-beam satellite, which was placed into service in the fourth quarter of fiscal year 2018), ViaSat-1 (our first-generation high-capacity Ka-band spot-beam satellite, which was placed into service in January 2012) and WildBlue-1 (which was placed into service in March 2007). In addition, two ViaSat-3 class satellites (our third-generation high-capacity Ka-band satellite design) are currently under construction. We also have an exclusive prepaid lifetime capital lease of Ka-band capacity over the contiguous United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005). We utilize capacity primarily on our ViaSat-1 and WildBlue-1 satellites to support our broadband services in the United States. We also lease capacity on multiple satellites related to the provision of our international broadband services. We may construct, acquire or use additional satellites in the future, including a third ViaSat-3 class satellite.

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

Satellites Have a Finite Useful Life, and Their Actual Operational Life May Be Shorter than Their Design Life

Our ability to earn revenues from our satellite services depends on the continued operation of ViaSat-2, ViaSat-1 and WildBlue-1 and any other satellite we may acquire or use in the future, such as our ViaSat-3 class satellites. Each satellite has a limited useful life, referred to as its design life. There can be no assurance as to the actual operational life of a satellite, which may be shorter than its design life. A number of factors affect the useful lives of the satellites, including, among other things, the quality of their design and construction, the durability of their component parts and back-up units, the ability to continue to maintain proper orbit and control over the satellite’s functions, the efficiency of the launch vehicle used, consumption of remaining on-board fuel following orbit insertion, degradation and durability of solar panels, the actual space environment experienced compared to the assumed space environment for which the satellites were designed and tested, and the occurrence of any anomaly or series of anomalies or other in-orbit risks affecting the satellite. In addition, continued improvements in satellite technology may make obsolete our existing satellites or any other satellite we may own or acquire in the future prior to the end of its life.

New or Proposed Satellites Are Subject to Significant Risks Related to Construction and Launch that Could Limit Our Ability to Utilize these Satellites

We currently have two ViaSat-3 class satellites under construction, and anticipate commencing construction on a third ViaSat-3 class satellite in the future. We may construct and launch additional satellites in the future. The design and construction of satellites require significant investments of capital and management time. Satellite construction and launch are also subject to significant risks, including construction delays, manufacturer error, cost overruns, regulatory conditions or delays, unavailability of launch opportunities, launch failure, damage or destruction during launch and improper orbital placement, any of which could result in significant additional cost or materially impair the useful life, capacity, coverage or operational capabilities of the satellite. Unlike our ViaSat-1 and ViaSat-2 satellites, which were constructed in their entirety by the satellite manufacturer, we are for the first time constructing the payload for our ViaSat-3 class satellites ourselves at our own facilities, and Boeing will integrate the completed payload into the satellite bus at their facilities. Moreover, the technologies in our ViaSat-3 satellite design are very complex, and there can be no assurance that the technologies will work as we expect or that we will realize any or all of the anticipated benefits of our ViaSat-3 satellite design. Difficulties or delays in the construction or integration of the payload for our ViaSat-3 class satellites or the implementation of our ViaSat-3 satellite design could adversely affect our business plan for these satellites and result in significant additional cost. We have in the past experienced delays in satellite construction and launch, such as the delay that occurred in the launch of our ViaSat-2 satellite caused by civil unrest in French Guiana (the location of the satellite launch). Moreover, we have in the past identified construction-related issues in our satellites. For example, in January 2018, we reported an antenna deployment issue identified by the satellite manufacturer in the ViaSat-2 satellite, although based on measured data and analysis of the current in-orbit performance of the satellite as well as the network as a whole, we currently expect that the issue will not materially impact the overall coverage area of the satellite, nor materially impact the planned services and the expected financial results from the ViaSat-2 system. If satellite construction schedules are not met or other events prevent satellite launch on schedule, a launch opportunity may not be available at the time the satellite is ready to be launched. In addition, delays in construction or launch could impact our ability to meet milestone conditions in our satellite authorizations and/or to maintain the rights we may enjoy under various ITU filings. A significant delay in the construction, delivery or launch of a satellite may have a material adverse effect on our operations or our business plan for the satellite.

Satellites are also subject to certain risks related to failed launches. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take up to 36 months or longer, and to obtain other launch opportunities. Such significant delays could have a material adverse effect on our business, financial condition and results of operations. The overall historical loss rate in the satellite industry for all launches of commercial satellites in fixed orbits in the last five years is estimated by some industry participants to be approximately 4% but could at any time be higher. Launch vehicles may also under perform, in which case the satellite may still be able to be placed into service by using its onboard propulsion systems to reach the desired orbital location, but this would cause a reduction in its useful life. Moreover, even if launch is successful, following launch the satellite will need to reach its desired orbital location and undergo in-orbit testing and there can be no assurance that the satellite will successfully reach its geostationary orbital slot and pass in-orbit testing prior to transfer of control of the satellite to us. The failure to implement our satellite deployment plan on schedule could have a material adverse effect on our business, financial condition and results of operations.

Potential Satellite Losses May Not Be Fully Covered By Insurance, or at All

We currently hold in-orbit insurance for our ViaSat-2, ViaSat-1, WildBlue-1 and Anik F2, satellites. We intend to seek launch and in-orbit insurance for any satellite we may construct or acquire in the future. However, we may not be able to obtain insurance, or renew existing insurance, for our satellites on reasonable economic terms or at all. If we are able to obtain or renew our insurance, it may contain customary exclusions and exclusions for past satellite anomalies. A failure to obtain or renew our satellite insurance may also result in a default under our debt instruments. In addition, the occurrence of any anomalies on other satellites, including other Ka-band satellites, or any failures of a satellite using similar components or failures of a similar launch vehicle to any launch vehicle we intend to use for any future satellite (including our ViaSat-3 class satellites), may materially adversely affect our ability to insure the satellites at commercially reasonable premiums or terms, if at all.

The policies covering our insured satellites will not cover the full cost of constructing and launching or replacing a satellite nor fully cover our losses in the event of a satellite failure or significant degradation. Moreover, such policies do not cover, and we do not have protection against, lost profits, business interruptions, fixed operating expenses, loss of business or similar losses, including contractual payments that we may be required to make under our agreements with our customers for interruptions or degradations in service. Our insurance contains customary exclusions, material change and other conditions that could limit recovery under those policies. Further, any insurance proceeds may not be received on a timely basis in order to launch a spare satellite or construct and launch a replacement satellite or take other remedial measures. In addition, the policies are subject to limitations involving uninsured losses, large satellite performance deductibles and policy limits.

The Markets in Which We Compete Are Highly Competitive and Our Competitors May Have Greater Resources than Us

The markets in which we compete are highly competitive and competition is increasing. In addition, because the markets in which we operate are constantly evolving and characterized by rapid technological change, it is difficult for us to predict whether, when and by whom new competing technologies, products or services may be introduced into our markets. Currently, we face substantial competition in each of our business segments. In our satellite services segment, we face competition for fixed broadband services both from existing competitors and emerging technologies. Our fixed broadband service offerings compete with broadband service offerings from wireline and wireless telecommunications companies, cable companies, satellite companies and internet service providers. Many of our competitors are larger than us, have substantial capital resources, have greater brand recognition, have access to spectrum or technologies not available to us, or are able to offer bundled service offerings that we are not able to duplicate, all of which may reduce demand for our broadband services. In addition, the broadband services market continues to see industry consolidation and vertical integration, which may enable our competitors to provide competing services to broader customer segments. New entrants, some with significant financial resources, and new emerging technologies (including 5G) may compete with our broadband service offerings. Additionally, wireless telecommunications carriers such as AT&T, Sprint, T-Mobile and Verizon are currently offering unlimited data plans that could attract our existing and future fixed broadband subscribers. Our in-flight internet service offerings compete against air-to-ground mobile services and other satellite-based services, such as the services offered by Global Eagle, Gogo, Inmarsat and Panasonic Avionics Corporation. In our commercial networks segment, we compete with numerous other providers of satellite and terrestrial communications systems, products and equipment, including: Airbus, ASC Signal, Comtech, General Dynamics, Gilat, EchoStar (Hughes Network Systems), iDirect Technologies, L-3 Communications, Newtec, Panasonic, SS/L (MacDonald Dettwiler and Associates), Thales and Zodiac Data Systems. In addition, some of our customers continuously evaluate whether to develop and manufacture their own products and could elect to compete with us at any time. Within our government systems segment, we generally compete with government communications services providers and manufacturers of defense electronics products, systems or subsystems, such as BAE Systems, General Dynamics, Harris, Inmarsat, Intelsat, Rockwell Collins and similar companies. We may also compete directly with the largest defense prime contractors, including Boeing, Lockheed Martin, Northrop Grumman and Raytheon Systems. Many of our competitors in our commercial networks and government systems segments have significant competitive advantages, including strong customer relationships, more experience with regulatory compliance, greater financial and management resources and access to technologies not available to us. Many of our competitors are also substantially larger than we are and may have more extensive engineering, manufacturing and marketing capabilities than we do. As a result, these competitors may be able to adapt more quickly to changing technology or market conditions or may be able to devote greater resources to the development, promotion and sale of their products. Our ability to compete in each of our segments may also be adversely affected by limits on our capital resources and our ability to invest in maintaining and expanding our market share.

Our Broadband Services Business Strategy May Not Succeed in the Long Term

A major element of our broadband services business strategy is to utilize our proprietary high-capacity Ka-band satellites and any additional satellites we may construct or acquire in the future to continue to expand our provision of high-speed broadband services around the globe. We may be unsuccessful in implementing our business plan for our broadband services business, or we may not be able to achieve the revenues that we expect from our broadband services business. Any failure to realize our anticipated benefits of our high-capacity Ka-band satellites, to attract a sufficient number of distributors or customers for our fixed broadband services and in-flight services, to expand our broadband services business internationally or to grow our subscriber base for fixed broadband services or number of commercial airlines utilizing our IFC systems as quickly as we anticipate, may have a material adverse effect on our business, financial condition or results of operations.

In connection with the development of any new generation satellite design, and the launch of any new satellite and the commencement of the related service, we expect to incur additional operating costs that negatively impact our financial results. For example, with ViaSat-2 placed in service in the fourth quarter of fiscal year 2018, we expect additional operating costs to be incurred in fiscal year 2019 in our satellite services segment. These increased operating costs are expected to include depreciation, amortization of capitalized software development, earth station connectivity, marketing and advertising costs, logistics, customer care and various support systems. In addition, we expect interest expense to increase during fiscal year 2019 as we no longer capitalize the interest expense relating to the debt incurred for the construction of ViaSat-2 and the related gateway and networking equipment now that the satellite is in service. We have also incurred significant IR&D investments relating to our ViaSat-3 class satellites currently under construction, which negatively impacted our financial results in our commercial networks segment in fiscal year 2018 in particular (with total IR&D expenses for fiscal year 2018 reaching $168.3 million). Although we expect IR&D expenses for fiscal year 2019 to be lower, IR&D investments are expected to continue throughout fiscal year 2019 and beyond relating to ViaSat-3 ground infrastructure and support of our growing government and commercial air mobility businesses. If our business strategy for our satellite services segment does not succeed, we may be unable to recover our significant investments in our high-capacity Ka-band satellites, which could have a material adverse impact on our business, financial condition or results of operations.

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

The spacecraft we use in our business are subject to the regulatory authority of, and conditions imposed by, foreign governments, as well as contractual arrangements with third parties and the regulations and procedures of the ITU governing access to orbital and spectrum rights and the international coordination of satellite networks. Our ViaSat-1 satellite operates under authority granted to ManSat Limited by the governments of the Isle of Man and the United Kingdom (as well as authority from the FCC), and pursuant to contractual arrangements we have with ManSat Limited that extend past the expected useful life of ViaSat-1. Our ViaSat-2 satellite operates under the authority of the United Kingdom. We also use Ka-band capacity on the Anik F2 satellite to provide our broadband services under an agreement with Telesat Canada, and we may do so until the end of the useful life of that satellite. Telesat Canada operates that satellite under authority granted to it by the government of Canada. We also currently use the WildBlue-1 satellite, which we own, and which is co-located with Anik F2 under authority granted to Telesat Canada by the government of Canada, and pursuant to an agreement we have with Telesat Canada that expires upon the end of the useful life of Anik F2. Accordingly, we are reliant upon ManSat Limited and Telesat Canada to maintain their respective governmental rights on which our operating rights are based. The use of these spacecraft in our business is subject to various conditions in the underlying authorizations held by us, ManSat Limited and Telesat Canada, as well as the requirements of the laws and regulations of those jurisdictions. Any failure to meet these types of requirements in a timely manner, maintain our contractual arrangements, obtain or maintain our authorizations, or manage potential conflicts with the orbital slot rights afforded to third parties, could lead to us losing our rights to operate from these orbital locations or may otherwise require us to modify or limit our operations from these locations, which could materially adversely affect our ability to operate a satellite at full capacity or at all, and could have a material adverse impact on our business, financial condition and results of operations.

Acquisitions, Joint Ventures and Other Strategic Alliances May Have an Adverse Effect on Our Business

In order to position ourselves to take advantage of growth opportunities, from time to time we make strategic acquisitions and enter into joint ventures and other strategic alliances that involve significant risks and uncertainties. For example, in March 2017, we consummated a strategic partnering arrangement with Eutelsat to expand broadband services in Europe and the Mediterranean region using the KA-SAT satellite. Risks and uncertainties relating to acquisitions, joint ventures and other strategic alliances include:

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

Changes in the Regulatory Environment Could Have a Material Adverse Impact on Our Competitive Position, Growth and Financial Performance

Our business is highly regulated. We are subject to the regulatory authority of the jurisdictions in which we operate, including the United States and other jurisdictions around the world. Those authorities regulate, among other things, the launch and operation of satellites, the use of radio spectrum, the licensing of earth stations and other radio transmitters, the provision of communications services, and the design, manufacture and marketing of communications systems and networking infrastructure. The space stations and ground network we use to provide our broadband services operate using spectrum that is regulated for use on a primary basis for certain types of the satellite services we provide, as well as additional spectrum that is regulated primarily for terrestrial wireless and other uses but that we are authorized to use on a secondary or non-interference basis.

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

Changes in laws or regulations, including changes in the way spectrum is regulated and/or is used by others, and in regulations governing our products and services, could, directly or indirectly, affect our operations or the operations of our distribution partners, increase the cost of providing our products and services and make our products and services less competitive in our core markets; in certain instances, such changes could have a material adverse effect on our business, financial condition and results of operations.

The Trump Administration has called for substantial changes to regulatory policies. We cannot predict the impact, if any, of these changes to our business or the industries in which we operate. However, it is possible that these changes could adversely affect our business. It is likely that some policies adopted by the new administration will benefit us and others will negatively affect us. Until we know what changes are enacted, we will not know whether in total we benefit from, or are negatively affected by, the changes. At various times, President Trump has expressed antipathy towards existing trade agreements, including the North American Free Trade Agreement (NAFTA) and has called for greater restrictions on free trade generally. Additionally, the Trump administration has suggested introducing and has imposed tariffs or other restrictions on goods imported into the United States. Changes in U.S. political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the countries where we do business or source goods and materials for our products, and any negative sentiments towards the United States as a result of such changes, could adversely affect our business.

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

Recent U.S. Tax Legislation May Materially Adversely Affect our Financial Condition, Results of Operations and Cash Flows

Recently enacted U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, permitting immediate expensing of certain capital expenditures, adopting elements of a territorial tax system, imposing a one-time transition tax (or repatriation tax) on all undistributed earnings and profits of certain U.S.-owned foreign corporations, revising the rules governing net operating losses and the rules governing foreign tax credits, and introducing new anti-base erosion provisions. Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service (IRS), any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

While our analysis and interpretation of this legislation is preliminary and ongoing, based on our current evaluation, we have preliminarily concluded that these changes, including the one-time transition tax on unrepatriated foreign earnings, will not have a material impact on our consolidated financial statements or ability to realize our deferred tax assets. However, we believe that the limitation on interest deductions could negatively impact our cash flows going forward. Further, there may be other material adverse effects resulting from the legislation that we have not yet identified.

While some of the changes made by the tax legislation may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors and auditors to determine the full impact that the recent tax legislation as a whole will have on us. We urge our investors to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our securities.

Our Reliance on U.S. Government Contracts Exposes Us to Significant Risks

Our government systems segment revenues were approximately 48%, 44% and 43% of our total revenues in fiscal years 2018, 2017 and 2016, respectively, and were derived primarily from U.S. government applications. Therefore, any significant disruption or deterioration of our relationship with the U.S. government would significantly reduce our revenues. U.S. government business exposes us to various risks, including:

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

We must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. government contracts. Government contract laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business, including the establishment of compliance procedures. A violation of specific laws and regulations could result in the imposition of fines and penalties, the termination of our contracts or debarment from bidding on contracts. For example, in March 2016, our 52% majority-owned subsidiary TrellisWare was informed by the Civil Division of the U.S. Attorney’s Office for the Southern District of California that it was investigating TrellisWare’s eligibility for certain prior government contracts and whether TrellisWare’s conduct in connection therewith violated the False Claims Act. In February 2017, based on further developments in that investigation, including TrellisWare’s discussions with the U.S. Attorney’s Office, we accrued a total loss contingency of $11.8 million in selling, general and administrative (SG&A) expenses in our government systems segment, which consisted of $11.4 million in uncharacterized damages and $0.4 million in penalties. The impact of the loss contingency on net income attributable to ViaSat, Inc. stockholders for fiscal year 2017, net of tax, was $4.0 million, with the related amount of $3.7 million recorded to net (loss) income attributable to noncontrolling interests, net of tax. The impact of the loss contingency on basic and diluted net income per share attributable to ViaSat, Inc. common stockholders for fiscal year 2017 was $0.08 per share and $0.07 per share, respectively. In the fourth quarter of fiscal year 2018, the TrellisWare investigation was settled, resulting in a payment by TrellisWare of $11.4 million in uncharacterized damages and $0.4 million in penalties. Refer to Note 12 to the consolidated financial statements for further discussion of the False Claims Act civil investigation.

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

Our incurred cost audits by the DCAA have not been concluded for fiscal year 2016 and subsequent fiscal years. As of March 31, 2018, the DCAA had completed its incurred cost audit for fiscal year 2004 and approved our incurred cost claims for fiscal years 2005 through 2015 without further audit. Although we have recorded contract revenues subsequent to fiscal year 2015 based upon an estimate of costs that we believe will be approved upon final audit or review, we do not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed our estimates, our profitability would be adversely affected. For example, in the fourth quarter of fiscal year 2011, based on communications with the DCMA, changes in the regulatory environment for federal government contractors, the status of current government audits and other events, we recorded an additional $5.0 million in contract-related reserves for our estimate of potential refunds to customers for possible cost adjustments on several multi-year U.S. government cost reimbursable contracts. There can be no assurance that audits or reviews of our incurred costs and cost accounting systems for other fiscal years will not be subject to further audit, review or scrutiny by the DCAA or other government agencies.

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

A Significant Portion of Our Revenues Is Derived from a Few of Our Contracts

A small number of our contracts account for a significant percentage of our revenues. Our five largest contracts generated approximately 20%, 20% and 19% of our total revenues in fiscal years 2018, 2017 and 2016, respectively. Our largest revenue-producing contracts are related to our tactical data links products and fixed satellite networks. The failure of these customers or any of our key distributors to place additional orders or to maintain their contracts with us for any reason, including any downturn in their business or financial condition or our inability to renew our contracts with these customers or obtain new contracts when they expire, could materially harm our business and impair the value of our common stock.

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

Our Development Contracts May Be Difficult for Us to Comply with and May Expose Us to Third-Party Claims for Damages

We are often party to government and commercial contracts involving the development of new products. We derived approximately 19%, 19% and 20% of our total revenues in fiscal years 2018, 2017 and 2016, respectively, from these development contracts. These contracts typically contain strict performance obligations and project milestones. We cannot assure you we will comply with these performance obligations or meet these project milestones in the future. If we are unable to comply with these performance obligations or meet these milestones, our customers may terminate these contracts and, under some circumstances, recover damages or other penalties from us. We are not currently, nor have we always been, in compliance with all outstanding performance obligations and project milestones in our contracts. We cannot assure you that the other parties to any such contract will not terminate the contract or seek damages from us. If other parties elect to terminate their contracts or seek damages from us, it could materially harm our business and impair the value of our common stock.

We May Experience Losses from Our Fixed-Price Contracts

Of our total government systems and commercial networks segments revenues, approximately 88%, 87% and 90% were derived from contracts with fixed prices in fiscal years 2018, 2017 and 2016, respectively. These contracts carry the risk of potential cost overruns because we assume all of the cost burden. We assume greater financial risk on fixed-price contracts than on other types of contracts because if we do not anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract, it may significantly reduce our net profit or cause a loss on the contract. In the past, we have experienced significant cost overruns and losses on fixed-price contracts. For example, in June 2010, we performed extensive integration testing of numerous system components that had been separately developed as part of a government satellite communication program. As a result of this testing and subsequent internal reviews and analyses, we determined that significant additional rework was required in order to complete the program requirements and specifications and to prepare for a scheduled customer test. This additional rework and engineering effort resulted in a substantial increase in estimated labor and material costs to complete the program. Accordingly, during the first quarter of fiscal year 2011, we recorded an additional forward loss of $8.5 million related to this estimate of program costs. Because many of these contracts involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, problems with our suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. Furthermore, if we do not meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. We believe a high percentage of our contracts in our government systems and commercial networks segments will be at fixed prices in the future. Although we attempt to accurately estimate costs for fixed-price contracts, we cannot assure you our estimates will be adequate or that substantial losses on fixed-price contracts will not occur in the future. If we are unable to address any of the risks described above, it could materially harm our business, financial condition and results of operations, and impair the value of our common stock.

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

Our Level of Indebtedness May Adversely Affect Our Ability to Operate Our Business, Remain in Compliance with Debt Covenants, React to Changes in Our Business or the Industry in which We Operate, or Prevent Us from Making Payments on Our Indebtedness

We have a significant amount of indebtedness. As of March 31, 2018, the aggregate principal amount of our total outstanding indebtedness was $1.1 billion, which comprised $700.0 million in principal amount of 5.625% Senior Notes due 2025 (the 2025 Notes), no outstanding borrowings under the Revolving Credit Facility and $362.4 million in principal amount of outstanding borrowings under our direct loan facility with the Export-Import Bank of the United States for ViaSat-2 (the Ex-Im Credit Facility and, together with the Revolving Credit Facility, the Credit Facilities).

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

We May Incur Additional Indebtedness, which Could Further Increase the Risks Associated with Our Leverage

We may incur significant additional indebtedness in the future, which may include financing relating to future satellites, potential acquisitions, joint ventures and strategic alliances, working capital, capital expenditures or general corporate purposes. For example, we may incur additional indebtedness to fund our investments in our ViaSat-3 class satellites. As of March 31, 2018, we had undrawn availability of $770.4 million under our Revolving Credit Facility. In addition, our Credit Facilities and the indenture governing the 2025 Notes permit us, subject to specified limitations, to incur additional indebtedness, including secured indebtedness. In February 2016, we filed a universal shelf registration statement with the SEC for the future sale of an unlimited amount of debt securities, common stock, preferred stock, depositary shares, warrants and rights. The securities may be offered from time to time, separately or together, directly by us, by selling security holders, or through underwriters, dealers and agents at amounts, prices, interest rates and other terms to be determined at the time of the offering. If our level of indebtedness increases significantly, the related risks that we now face would intensify.

We May Not Be Able to Generate Sufficient Cash to Service All of Our Indebtedness and Fund Our Working Capital and Capital Expenditures, and May Be Forced to Take Other Actions to Satisfy Our Obligations under Our Indebtedness, which May Not Be Successful

Our ability to make scheduled payments on or to refinance our indebtedness will depend upon our future operating performance and on our ability to generate cash flow in the future, which is subject to general economic, financial, business, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings, including borrowings under our Credit Facilities, will be available to us in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investment and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. Our Credit Facilities and the indenture governing the 2025 Notes restrict our ability to dispose of assets and use the proceeds from the disposition, and may also restrict our ability to raise debt or equity capital to repay or service our indebtedness. If we cannot make scheduled payments on our debt, we will be in default and, as a result, the lenders under our Credit Facilities and the holders of the 2025 Notes could declare all outstanding principal and interest to be due and payable, the lenders under our Credit Facilities could terminate their commitments to loan money and foreclose against the assets securing the borrowings under our Credit Facilities, and we could be forced into bankruptcy or liquidation, which could result in you losing your investment in our company.

We May Be Unable to Refinance Our Indebtedness

We may need to refinance all or a portion of our indebtedness before maturity, including the 2025 Notes and any indebtedness under our Credit Facilities. There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms, or at all.

Covenants in Our Debt Agreements Restrict Our Business and Could Limit Our Ability to Implement Our Business Plan

The Credit Facilities and the indenture governing the 2025 Notes contain covenants that may restrict our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and engage in opportunistic transactions, such as strategic acquisitions. In addition, if we fail to satisfy the covenants contained in our Credit Facilities, our ability to borrow under our Credit Facilities may be restricted. The Credit Facilities and the indenture governing the 2025 Notes include covenants restricting, among other things, our ability to do the following:

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

In addition, our Credit Facilities require us to comply with certain financial covenants, including a maximum total leverage ratio and minimum interest coverage ratio. Our Revolving Credit Facility is secured by first-priority liens on substantially all of the assets of our company, including the stock of our significant subsidiaries, and the assets of the subsidiary guarantors under our Revolving Credit Facility. Our Ex-Im Credit Facility is guaranteed by Viasat and is secured by first-priority liens on the ViaSat-2 satellite and related assets, as well as the stock of our foreign subsidiary that owns the ViaSat-2 satellite.

If we default under our Credit Facilities or the indenture governing the 2025 Notes because of a covenant breach or otherwise, all outstanding amounts thereunder could become immediately due and payable. In the past we have violated covenants in our former revolving credit facilities and received waivers for these violations. We cannot assure you that we will be able to comply with our financial or other covenants under our Credit Facilities or the indenture governing the 2025 Notes or that any covenant violations will be waived in the future. Any violation that is not waived could result in an event of default, permitting our lenders to declare outstanding indebtedness and interest thereon due and payable, and permitting the lenders under our Credit Facilities to suspend commitments to make any advance or, with respect to the Revolving Credit Facility, require any outstanding letters of credit to be collateralized by an interest bearing cash account, any or all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, if we fail to comply with our financial or other covenants under our Credit Facilities or the indenture governing the 2025 Notes, we may need additional financing in order to service or extinguish our indebtedness. We may not be able to obtain financing or refinancing on terms acceptable to us, if at all. We cannot assure you that we would have sufficient funds to repay all the outstanding amounts under our Credit Facilities or the indenture governing the 2025 Notes, and any acceleration of amounts due would have a material adverse effect on our liquidity and financial condition.

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

Because We Conduct Business Internationally, We Face Additional Risks Related to Global Political and Economic Conditions, Changes in Regulation and Currency Fluctuations

Approximately 12%, 13% and 15% of our total revenues in fiscal years 2018, 2017 and 2016, respectively, were derived from international sales. Many of our international sales may be denominated in foreign currencies. Because we do not currently engage in, nor do we anticipate engaging in, material foreign currency hedging transactions related to international sales, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies. This decrease in value could also make our products less price-competitive.

There are additional risks in conducting business internationally, including:

•	unexpected changes in laws, policies and regulatory requirements, including but not limited to regulations related to import-export control;
•	increased cost of localizing systems in foreign countries;
•	increased sales and marketing and research and development expenses;
•	availability of suitable export financing;
•	timing and availability of export licenses;
•	imposition of taxes, tariffs, embargoes and other trade barriers, including new tariffs suggested or implemented by the Trump administration;
•	political and economic instability or issues related to the political relationship between the United States and other countries;
•	fluctuations in currency exchange rates, foreign exchange controls and restrictions on cash repatriation;
•	compliance with a variety of international laws and U.S. laws affecting the activities of U.S. companies abroad;

•	challenges in staffing and managing foreign operations;
•	difficulties in managing distributors;
•	requirements for additional liquidity to fund our international operations;
•	ineffective legal protection of our intellectual property rights in certain countries;
•	potentially adverse tax consequences;
•	potential difficulty in making adequate payment arrangements; and
•	potential difficulty in collecting accounts receivable.

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

We Expect Our Stock Price to Be Volatile, and You May Lose All or Some of Your Investment

The market price of our common stock has been volatile in the past. For example, since April 1, 2015, the market price of our common stock has ranged from $56.02 to $82.19. Trading prices may continue to fluctuate in response to a number of events and factors, including the following:

•	quarterly variations in operating results and announcements of innovations;
•	announcements relating to the acquisition, construction and launch of satellites or the uptake of our in-flight services and IFC systems by commercial airlines;
•	new products, services and strategic developments by us or our competitors;
•	developments in our relationships with our customers, distributors, suppliers and joint venture partners;
•	regulatory developments;
•	changes in our revenues, expense levels or profitability;
•	changes in financial estimates and recommendations by securities analysts;
•	failure to meet the expectations of securities analysts;
•	changes in the satellite and wireless communications and secure networking industries; and
•	changes in the economy.

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

Moreover, our ability to utilize our net operating loss and tax credit carryforwards to offset future taxable income and reduce future cash tax liabilities would be negatively impacted if we were to experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the Code). In general terms, an “ownership change” can occur whenever the ownership of a company by one or more “5% shareholders” changes by more than 50 percentage points within a three-year period. The determination of whether an ownership change has occurred for purposes of Section 382 of the Code is complex and requires significant judgment. Moreover, the number of shares of our common stock outstanding at any particular time for purposes of Section 382 of the Code may differ from the number of shares that we report as outstanding in our filings with the SEC. In the event that an ownership change occurs, our ability to utilize our net operating loss and tax credit carryforwards would be negatively impacted, which could have a material adverse effect on our business, financial condition and results of operations.

Under recently enacted U.S. federal tax legislation, although the treatment of net operating loss carryforwards arising in tax years beginning on or before December 31, 2017 has generally not changed, net operating loss carryforwards arising in tax years beginning after December 31, 2017 may be used to offset only 80% of taxable income. In addition, net operating losses arising in tax years ending after December 31, 2017 may be carried forward indefinitely, as opposed to the 20-year carryforward under prior law.

Our Executive Officers and Directors Own a Significant Percentage of Our Common Stock and May Exert Significant Influence over Matters Requiring Stockholder Approval

As of March 31, 2018, our executive officers and directors and their affiliates beneficially owned an aggregate of approximately 8% of our common stock. Accordingly, these stockholders may be able to significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Circumstances may arise in which the interests of these stockholders could conflict with the interests of our other stockholders. These stockholders could delay or prevent a change in control of Viasat even if such a transaction would be beneficial to our other stockholders.

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

We are also subject to Section 203 of the Delaware General Corporation Law, which imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our common stock. In addition, under the indenture governing the 2025 Notes, if certain “change of control” events occur, each holder of 2025 Notes may require us to repurchase all of such holder’s 2025 Notes at a purchase price equal to 101% of the principal amount of such notes. Additionally, our Credit Facilities provide for an event of default upon the occurrence of certain specified “change of control” events.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our worldwide headquarters are located at our Carlsbad, California campus, consisting of approximately 695,000 square feet under various leases. In addition to our Carlsbad campus, we have facilities under various leases consisting of approximately: (1) 4,000 square feet in San Diego, California, (2) 158,000 square feet in Englewood, Colorado, (3) 215,000 square feet in Duluth, Georgia, (4) 75,000 square feet in Germantown, Maryland, (5) 151,000 square feet in Tempe, Arizona, (6) 31,000 square feet in Cleveland, Ohio and (7) 20,000 square feet in San Jose, California. We also maintain offices or a sales presence in Washington, D.C., Marlborough and Boston (Massachusetts), Linthicum Heights (Maryland), Tampa (Florida), Austin, Bryan and College Station (Texas), Fort Bragg (North Carolina), Seattle (Washington), Australia, China, India, Israel, Italy, Ireland, Switzerland and the United Kingdom, and operate 47 earth station locations to support our satellite broadband services business across the United States and Canada. Although we believe that our existing facilities are suitable and adequate for our present purposes, we anticipate operating additional regional sales offices in fiscal year 2019 and beyond. Each of our segments uses each of these facilities.

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

	High	Low
Fiscal Year 2017
First Quarter	$79.15	$65.80
Second Quarter	76.77	68.84
Third Quarter	82.19	65.89
Fourth Quarter	69.72	62.25
Fiscal Year 2018
First Quarter	$72.62	$61.85
Second Quarter	67.94	57.75
Third Quarter	75.88	60.65
Fourth Quarter	80.26	62.85

As of May 11, 2018, there were approximately 575 holders of record of our common stock. A substantially greater number of holders of Viasat common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividend Policy

To date, we have neither declared nor paid any dividends on our common stock. We currently intend to retain all future earnings, if any, for use in the operation and development of our business and, therefore, do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, general business condition and such other factors as the Board of Directors may deem relevant. In addition, as more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, the existing terms of our Credit Facilities and the indenture governing our 2025 Notes restrict our ability to declare or pay dividends on our common stock.

ITEM 6. SELECTED FINANCIAL DATA

The following table provides our selected financial information for each of the fiscal years in the five-year period ended March 31, 2018. The data as of and for each of the fiscal years in the five-year period ended March 31, 2018 have been derived from our audited consolidated financial statements, except as otherwise noted. You should consider the financial statement data provided below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes which are included elsewhere in this Annual Report.

	Fiscal Years Ended
	March 31, 2018	March 31, 2017	March 31, 2016	April 3, 2015	April 4, 2014
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Product revenues	$755,547	$713,936	$664,821	$728,074	$785,738
Service revenues	839,078	845,401	752,610	654,461	565,724
Total revenues	1,594,625	1,559,337	1,417,431	1,382,535	1,351,462
Operating expenses:
Cost of product revenues	553,677	524,026	489,246	519,483	571,855
Cost of service revenues	567,137	524,949	495,099	444,431	419,425
Selling, general and administrative	385,420	333,468	298,345	270,841	281,533
Independent research and development	168,347	129,647	77,184	46,670	60,736
Amortization of acquired intangible assets	12,231	10,788	16,438	17,966	14,614
(Loss) income from operations	(92,187)	36,459	41,119	83,144	3,299
Interest expense, net	(3,066)	(11,075)	(23,522)	(29,426)	(37,903)
Loss on extinguishment of debt	(10,217)	—	—	—	—
(Loss) income before income taxes	(105,470)	25,384	17,597	53,718	(34,604)
Benefit from (provision for) income taxes	35,217	(3,617)	4,173	(13,827)	25,947
Equity in income of unconsolidated affiliate, net	1,978	—	—	—	—
Net (loss) income	(68,275)	21,767	21,770	39,891	(8,657)
Less: net (loss) income attributable to noncontrolling interests, net of tax	(970)	(2,000)	29	(472)	789
Net (loss) income attributable to Viasat, Inc.	$(67,305)	$23,767	$21,741	$40,363	$(9,446)
Basic net (loss) income per share attributable to Viasat, Inc. common stockholders	$(1.15)	$0.45	$0.45	$0.86	$(0.21)
Diluted net (loss) income per share attributable to Viasat, Inc. common stockholders	$(1.15)	$0.45	$0.44	$0.84	$(0.21)
Shares used in computing basic net (loss) income per share	58,438	52,318	48,464	47,139	45,744
Shares used in computing diluted net (loss) income per share	58,438	53,396	49,445	48,285	45,744
Consolidated Balance Sheets Data:
Cash and cash equivalents	$71,446	$130,098	$42,088	$52,263	$58,347
Working capital (1) (2)	146,096	289,339	241,567	221,685	217,641
Total assets (2)	3,414,109	2,954,653	2,397,312	2,147,405	1,951,160
Senior notes (2)	690,886	575,380	575,304	575,144	574,906
Other long-term debt (2) (3)	287,519	273,103	370,224	220,276	105,900
Other liabilities	121,240	42,722	37,371	39,995	48,893
Total Viasat, Inc. stockholders’ equity	1,837,166	1,734,618	1,129,103	1,038,582	941,012

(1)

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-17, Income Taxes (ASC 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as non-current on the balance sheet. We early adopted this standard retrospectively during the fourth quarter of fiscal year 2016 and reclassified all of our current deferred tax assets to non-current deferred tax assets on our consolidated balance sheets for all periods presented.

(2)

During the first quarter of fiscal year 2017, we adopted ASU 2015-03. The retrospective adoption of this guidance resulted in the reclassification of unamortized debt issuance costs as a direct deduction from the carrying amounts of our former 6.875% Notes due 2020 (the 2020 Notes) and the Ex-Im Credit Facility, consistent with unamortized discount, for all periods presented.

(3)

Includes only the long-term portion of the Ex-Im Credit Facility. The current portion of the Ex-Im Credit Facility totaled $45.3 million as of March 31, 2018. There was no current portion related to the Ex-Im Credit Facility in any other period presented.

Our fiscal year 2015 information presented reflects the amounts realized under our settlement agreement with SS/L and Loral (the Settlement Agreement) of $53.7 million, of which $33.0 million was recognized as product revenues in our satellite services segment, $18.7 million was recognized as a reduction to SG&A expenses in our satellite services segment, and $2.0 million was recognized as interest income in the consolidated financial statements. Our fiscal year 2016 information presented reflects the amounts realized under the Settlement Agreement of $27.5 million, of which $25.3 million was recognized as product revenues in our satellite services segment, and $2.2 million was recognized as interest income in the consolidated financial statements. Our fiscal year 2017 information presented reflects amounts realized under the Settlement Agreement of $27.5 million, of which $26.8 million was recognized as product revenues in our satellite services segment, and an insignificant amount was recognized as interest income in the consolidated financial statements. As of March 31, 2017 all payments pursuant to the Settlement Agreement had been made. Our fiscal year 2017 information presented also reflects the amounts accrued for uncharacterized damages and penalties of $11.4 million and $0.4 million, respectively, in connection with the False Claims Act civil investigation related to our 52% majority-owned subsidiary TrellisWare, recognized in SG&A expenses in our government systems segment. The impact of the loss contingency on net income attributable to Viasat, Inc. stockholders for fiscal year 2017, net of tax, was $4.0 million, with the related amount of $3.7 million recorded to net (loss) income attributable to noncontrolling interests, net of tax. The impact of the loss contingency on basic and diluted net income per share attributable to Viasat, Inc. common stockholders for fiscal year 2017 was $0.08 per share and $0.07 per share, respectively. In the fourth quarter of fiscal year 2018, the TrellisWare investigation was settled and the accrued amount of loss contingency was paid out in full. Refer to Note 12 to the consolidated financial statements for further discussion of the False Claims Act civil investigation. Our fiscal year 2018 information presented reflects the repurchase and redemption of our former 2020 Notes and the associated $10.2 million loss on extinguishment of debt.  Refer to Note 5 to the consolidated financial statements for discussion of the repurchase and redemption of all of the 2020 Notes and loss on extinguishment of debt.

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

During the third quarter of fiscal year 2017, we completed the sale of an aggregate of 7,475,000 shares of Viasat common stock in an underwritten public offering. Our net proceeds from the offering were approximately $503.1 million after deducting underwriting discounts and offering expenses. We used $225.0 million of the net proceeds from the offering to repay the then-outstanding borrowings under the Revolving Credit Facility.

Satellite Services

Our satellite services segment provides satellite-based high-speed broadband services to consumers, enterprises, commercial airlines and mobile broadband customers both in the United States and abroad. Our Viasat Internet and Viasat Business Internet fixed broadband services offer high-speed, high-quality broadband internet access. We also offer high-speed internet and other in-flight services for a growing number of commercial aircraft. Our satellite services business also provides a platform for the provision of network management services to domestic and international satellite service providers.

Our satellite services business uses our proprietary technology platform to provide satellite-based high-speed broadband services with multiple applications to consumers, enterprises, commercial airlines and mobile broadband customers. Our proprietary Ka-band satellites are at the core of our technology platform. Our ViaSat-1 satellite (our first-generation high-capacity Ka-band spot-beam satellite) was placed into service in January 2012. On June 1, 2017, our second-generation ViaSat-2 satellite was successfully launched into orbit, and in the fourth quarter of fiscal year 2018 we launched commercial broadband services on the ViaSat-2 satellite. We currently have two third-generation ViaSat-3 class satellites under construction, and anticipate commencing construction on a third ViaSat-3 class satellite in the future. We also own the WildBlue-1 satellite, which was placed into service in March 2007.

The primary services offered by our satellite services segment are comprised of:

•

Fixed broadband services, which provide consumers and businesses with high-speed broadband internet access and VoIP services. As of March 31, 2018, we provided fixed broadband services to approximately 576,000 subscribers. In addition, we offer satellite-enabled community Wi-Fi hotspot services, primarily in Mexico.

•

In-flight services, including our flagship Viasat in-flight internet services and aviation software services. As of March 31, 2018, 635 commercial aircraft were in service utilizing our Viasat IFC systems.

•	Mobile broadband services, which provide global network management and high-speed internet connectivity services for customers using airborne, maritime and ground-mobile satellite systems.

We also offer a variety of other broadband services, including business connectivity, live on-line event streaming, oil and natural gas data gathering services and high-definition satellite news gathering.

In September 2014, we entered into the Settlement Agreement with SS/L and Loral, pursuant to which SS/L and Loral were required to pay us a total of $108.7 million, inclusive of interest, over a two and a half year period from the date of settlement. In exchange, we dismissed both lawsuits against SS/L and Loral. The parties further agreed not to sue each other with respect to the patents and intellectual property that were the subject of the lawsuits and, for a period of two years, not to sue each other or each other’s customers for any intellectual property claims. We recorded payments under the Settlement Agreement as product revenues and as a reduction of SG&A expenses in our satellite services segment, and as interest income. As of March 31, 2017, all payments pursuant to this Settlement Agreement had been recorded and no further impacts to our consolidated financial statements are anticipated related to this Settlement Agreement.

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
•

Satellite networking development, including specialized design and technology services covering all aspects of satellite communication system architecture and technology, including satellite and ground systems, fabless semiconductor design for ASIC and MMIC chips and network function virtualization, as well as modules and subsystems for various commercial, military and space uses and radio frequency and advanced microwave solutions. We also design and develop high-capacity Ka-band satellites as part of our commercial networks segment (both for our own satellite fleet and for third parties) and design, develop and produce the associated satellite payload technologies.

Government Systems

Our government systems segment provides global mobile broadband services to military and government users, and develops and produces network-centric IP-based fixed and mobile secure communications products and solutions that are designed to enable the collection and dissemination of secure real-time digital information between individuals on the tactical edge, command centers, strategic communications nodes, ground and maritime platforms and airborne intelligence and defense platforms. Customers of our government systems segment include the DoD, allied foreign governments, allied armed forces, public safety first-responders and remote government employees.

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

Revenues in our commercial networks and government systems segments are primarily derived from three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Fixed-price contracts (which require us to provide products and services under a contract at a specified price) comprised approximately 88%, 87% and 90% of our total revenues for these segments for fiscal years 2018, 2017 and 2016, respectively. The remainder of our revenues in these segments for such periods was derived primarily from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

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

Historically, a significant portion of our revenues in our commercial networks and government systems segments has been derived from customer contracts that include the research and development of products. The research and development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded research and development from our customer contracts were approximately 19%, 19% and 20% of our total revenues during fiscal years 2018, 2017 and 2016, respectively.

We also incur IR&D expenses, which are not directly funded by a third party. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development projects. IR&D expenses were approximately 11%, 8% and 5% of total revenues in fiscal years 2018, 2017 and 2016, respectively. As a government contractor, we are able to recover a portion of our IR&D expenses pursuant to our government contracts.

Approximately 12%, 13% and 15% of our total revenues in fiscal years 2018, 2017 and 2016, respectively, were derived from international sales. Doing business internationally creates additional risks related to global political and economic conditions and other factors identified under the heading “Risk Factors” in Item 1A and elsewhere in this report.

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

The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. For contract claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. During fiscal years 2018, 2017 and 2016, we recorded losses of approximately $10.2 million, $6.0 million and $5.1 million, respectively, related to loss contracts.

Assuming the initial estimates of sales and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates due to revisions in sales and future cost estimates or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for on a cumulative basis in the period estimates are revised. We believe we have established appropriate systems and processes to enable us to reasonably estimate future costs on our programs through regular evaluations of contract costs, scheduling and technical matters by business unit personnel and management. Historically, in the aggregate, we have not experienced significant deviations in actual costs from estimated program costs, and when deviations that result in significant adjustments arise, we disclose the related impact in Management’s Discussion and Analysis of Financial Condition and Results of Operations. However, these estimates require significant management judgment and a significant change in future cost estimates on one or more programs could have a material effect on our results of operations. A one percent variance in our future cost estimates on open fixed-price contracts as of March 31, 2018 would change our loss before income taxes by an insignificant amount.

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

We own three satellites in service: ViaSat-2 (our second-generation high-capacity Ka-band spot-beam satellite, which was placed into service in the fourth quarter of fiscal year 2018), ViaSat-1 (our first-generation high-capacity Ka-band spot-beam satellite, which was placed into service in January 2012) and WildBlue-1 (which was placed into service in March 2007). We currently have two third-generation ViaSat-3 class satellites under construction. In addition, we have an exclusive prepaid lifetime capital lease of Ka-band capacity over the contiguous United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and own related earth stations and networking equipment for all of our satellites. Property and equipment also includes the CPE units leased to subscribers under a retail leasing program as part of our satellite services segment.

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We periodically review the remaining estimated useful life of the satellite to determine if revisions to the estimated life are necessary. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by us for fiscal years 2018, 2017 and 2016.

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

Based on our qualitative assessment performed during the fourth quarter of fiscal year 2018, we concluded that it was more likely than not that the estimated fair value of our reporting units exceeded their carrying value as of March 31, 2018 and, therefore, determined it was not necessary to perform the two-step goodwill impairment test.

Income taxes and valuation allowance on deferred tax assets

Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis to determine if the weight of available evidence suggests that an additional valuation allowance is needed. In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the event that our estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established which would cause a decrease to income in the period such determination is made. Our valuation allowance against deferred tax assets increased from $17.7 million at March 31, 2017 to $29.0 million at March 31, 2018. The valuation allowance primarily relates to state net operating loss carryforwards and state research and development tax credit carryforwards.

Our analysis of the need for a valuation allowance on deferred tax assets considered historical as well as forecasted future operating results. In addition, our evaluation considered other factors, including our contractual backlog, history of positive earnings, current earnings trends assuming our satellite services segment continues to grow, taxable income adjusted for certain items, and forecasted income by jurisdiction. We also considered the period over which these net deferred tax assets can be realized and our history of not having federal tax loss carryforwards expire unused.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data for the periods indicated.

	Fiscal Years Ended
	March 31, 2018	March 31, 2017	March 31, 2016
Revenues:	100.0%	100.0%	100.0%
Product revenues	47.4	45.8	46.9
Service revenues	52.6	54.2	53.1
Operating expenses:
Cost of product revenues	34.7	33.6	34.5
Cost of service revenues	35.6	33.7	34.9
Selling, general and administrative	24.2	21.4	21.0
Independent research and development	10.6	8.3	5.4
Amortization of acquired intangible assets	0.8	0.7	1.2
(Loss) income from operations	(5.8)	2.3	2.9
Interest expense, net	(0.2)	(0.7)	(1.7)
Loss on extinguishment of debt	(0.6)	—	—
(Loss) income before income taxes	(6.6)	1.6	1.2
Benefit from (provision for) income taxes	2.2	(0.2)	0.3
Net (loss) income	(4.3)	1.4	1.5
Net (loss) income attributable to Viasat, Inc.	(4.2)	1.5	1.5

Fiscal Year 2018 Compared to Fiscal Year 2017

Revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2018	March 31, 2017	Increase (Decrease)	Increase (Decrease)
Product revenues	$755.5	$713.9	$41.6	5.8%
Service revenues	839.1	845.4	(6.3)	(0.7%)
Total revenues	$1,594.6	$1,559.3	$35.3	2.3%

Our total revenues grew by $35.3 million as a result of a $41.6 million increase in product revenues, offset by a $6.3 million decrease in service revenues. The product revenue increase was driven by an increase of $82.1 million in our government systems segment, partially offset by decreases of $27.0 million in our satellite services segment and $13.4 million in our commercial networks segment. The decrease in product revenue in our satellite services segment reflected the completion in fiscal year 2017 of payments under the Settlement Agreement with SS/L recognized as product revenue. The service revenue decrease was driven by a decrease of $13.3 million in our satellite services segment, partially offset by increases of $5.0 million in our government systems segment and $2.0 million in our commercial networks segment.

Cost of revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2018	March 31, 2017	Increase (Decrease)	Increase (Decrease)
Cost of product revenues	$553.7	$524.0	$29.7	5.7%
Cost of service revenues	567.1	524.9	42.2	8.0%
Total cost of revenues	$1,120.8	$1,049.0	$71.8	6.8%

Cost of revenues increased by $71.8 million due to increases of $42.2 million in cost of service revenues and $29.7 million in cost of product revenues. The cost of service revenue increase mainly related to lower margins for Viasat Internet broadband services and in-flight internet services in our satellite services segment primarily due to preparation for the ViaSat-2 service launch in the fourth quarter of fiscal year 2018 and the ramp-up of large-scale commercial air in-flight IFC systems, partially offset by improved margins in global mobile broadband services in our government systems segment. The cost of product revenue increase was mainly due to increased revenues, causing a $52.2 million increase in cost of product revenues on a constant margin basis (excluding the effect of the payments under the Settlement Agreement in the prior year period recognized as product revenues), partially offset by improved margins mainly related to our tactical data links products, global mobile broadband products and cybersecurity and information assurance products in our government systems segment.

Selling, general and administrative expenses

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2018	March 31, 2017	Increase (Decrease)	Increase (Decrease)
Selling, general and administrative	$385.4	$333.5	$52.0	15.6%

The $52.0 million increase in SG&A expenses reflected a $34.2 million increase in support costs primarily in our satellite services and commercial networks segments, mainly due to the higher employee-related costs supporting the ViaSat-2 service launch and our commercial air growth activities, as well as in support of the expansion of our international business. In addition, selling costs increased $11.9 million, primarily due to an increase in our satellite services segment in preparation for the ViaSat-2 service launch in the fourth quarter of fiscal year 2018. New business proposal costs also increased $5.9 million, driven primarily by increases in our government systems and commercial networks segments. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2018	March 31, 2017	Increase (Decrease)	Increase (Decrease)
Independent research and development	$168.3	$129.6	$38.7	29.9%

The $38.7 million increase in IR&D expenses was primarily the result of increases of $22.2 million in IR&D efforts in our commercial networks segment (primarily related to an increase in IR&D efforts relating to next-generation satellite payload technologies for our ViaSat-3 class satellites and next-generation consumer broadband integrated networking technologies) and $15.8 million in our government systems segment (primarily related to research increases in the development of next-generation dual band mobility solutions).

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to ten years. The $1.4 million increase in amortization of acquired intangible assets in fiscal year 2018 compared to fiscal year 2017 was primarily the result of our acquisition of Arconics in November 2016. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
Expected for fiscal year 2019	$9,571
Expected for fiscal year 2020	7,726
Expected for fiscal year 2021	5,277
Expected for fiscal year 2022	3,451
Expected for fiscal year 2023	3,146
Thereafter	2,691
$31,862

Interest income

The slight decrease in interest income for fiscal year 2018 compared to fiscal year 2017 was primarily due to the effect of payments in the prior year period under the Settlement Agreement recognized as interest income. This decrease was partially offset by slightly higher average interest rates on our investments coupled with higher average invested cash balances during fiscal year 2018 compared to fiscal year 2017.

Interest expense

The $8.1 million decrease in interest expense in fiscal year 2018 compared to fiscal year 2017 was primarily due to an increase of $9.2 million in the amount of interest capitalized during fiscal year 2018 compared to fiscal year 2017. Capitalized interest expense during fiscal years 2018 and 2017 related to the construction of our ViaSat-2 satellite and related gateway and networking equipment, construction of our ViaSat-3 class satellites and other assets.

Benefit from (provision for) income taxes

The income tax benefit in fiscal year 2018 reflected the tax benefit from our loss before income taxes and the benefit from federal and state research tax credits. The effective income tax expense in fiscal year 2017 reflected the tax expense from our income before income taxes and the benefit from federal and state research tax credits. Fiscal year 2018 also included an expense due to the revaluation of net deferred tax assets resulting from the lowering of the corporate federal income tax rate from 35% to 21% under the tax legislation enacted in December 2017.

Segment Results for Fiscal Year 2018 Compared to Fiscal Year 2017

Satellite services segment

Revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2018	March 31, 2017	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$0.7	$27.7	$(27.0)	(97.6%)
Segment service revenues	588.6	601.9	(13.3)	(2.2%)
Total segment revenues	$589.3	$629.6	$(40.4)	(6.4%)

Our satellite services segment revenues decreased by $40.4 million as a result of a $27.0 million decrease in product revenues and a $13.3 million decrease in service revenues. The $27.0 million decrease in product revenue in our satellite services segment reflected the completion in fiscal year 2017 of payments under the Settlement Agreement. The decrease in service revenues was primarily driven by a decrease in our fixed broadband services due to a decrease in the overall number of subscribers, partially offset by higher average revenue per fixed broadband subscriber in the United States compared to the prior year period and the expansion of our in-flight internet services. As of March 31, 2018, 635 commercial aircraft were in service utilizing our IFC systems, compared to 559 commercial aircraft in service as of March 31, 2017. Total subscribers of our fixed broadband services decreased year over year, with approximately 576,000 subscribers at March 31, 2018 compared to 659,000 subscribers at March 31, 2017.

Segment operating profit

	Fiscal Years Ended		Dollar	Percentage
	March 31,	March 31,	Increase	Increase
(In millions, except percentages)	2018	2017	(Decrease)	(Decrease)
Segment operating profit	$12.0	$131.1	$(119.1)	(90.8%)
Percentage of segment revenues	2.0%	20.8%

The decrease in our satellite services segment operating profit was driven primarily by lower earnings contributions of $82.7 million, reflecting the decrease in product revenues resulting from the completion in fiscal year 2017 of payments under the Settlement Agreement, as well as lower margins related to in-flight internet services and fixed broadband services due to large-scale commercial air IFC ramp-up and preparation for the ViaSat-2 service launch in the fourth quarter of fiscal year 2018. The decrease in operating profit was further impacted by higher SG&A costs of $35.6 million compared to the prior year period mainly due to the higher employee-related costs supporting the ViaSat-2 service launch, as well as in support of the expansion of our international businesses and higher selling costs due to promotion of our fixed broadband services in preparation for the ViaSat-2 service launch.

Commercial networks segment

Revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2018	March 31, 2017	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$198.0	$211.5	$(13.4)	(6.3%)
Segment service revenues	35.2	33.1	2.0	6.1%
Total segment revenues	$233.2	$244.6	$(11.4)	(4.7%)

Our commercial networks segment revenues decreased by $11.4 million, due to a $13.4 million decrease in product revenues, partially offset by a $2.0 million increase in service revenues. The decrease in product revenues was primarily due to a decrease of $52.1 million in fixed satellite networks products (mainly due to a decrease in broadband terminal orders from our large-scale Australian Ka-band infrastructure project that completed last fiscal year and a decrease from our next-generation Ka-band system contract in Canada) and a decrease of $3.7 million in satellite networking development programs products, partially offset by an increase of $34.4 million in mobile broadband satellite communication systems products and an increase of $7.8 million in antenna systems products. The increase in service revenues was primarily due to an increase of $2.6 million in mobile broadband satellite communication systems services.

Segment operating loss

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2018	March 31, 2017	(Increase) Decrease	(Increase) Decrease
Segment operating loss	$(229.1)	$(180.5)	$(48.6)	(26.9%)
Percentage of segment revenues	(98.2)%	(73.8)%

The $48.6 million increase in our commercial networks segment operating loss was driven primarily by a $22.2 million increase in IR&D expenses (primarily due to an increase in IR&D efforts relating to next-generation satellite payload technologies for our ViaSat-3 class satellites and next-generation consumer broadband integrated networking technologies). In addition, we experienced lower earnings contributions of $15.1 million (primarily due to lower margins in our satellite networking development programs products) and a $11.4 million increase in overall SG&A costs (primarily due to the higher employee-related costs supporting our commercial air growth activities and the ViaSat-2 service launch).

Government systems segment

Revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2018	March 31, 2017	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$556.8	$474.8	$82.1	17.3%
Segment service revenues	215.3	210.3	5.0	2.4%
Total segment revenues	$772.1	$685.1	$87.0	12.7%

Our government systems segment revenues increased by $87.0 million due to increases of $82.1 million in product revenues and $5.0 million in service revenues. The product revenue increase was primarily due to a $55.2 million increase in tactical data link products, a $14.8 million increase in global mobile broadband products, a $7.5 million increase in cybersecurity and information assurance products and a $5.9 million increase in tactical satcom radio products. The service revenue increase was primarily due to an $8.6 million increase in government satellite communication systems services, a $4.6 million increase in global mobile broadband services and a $1.7 million increase in tactical data link services, partially offset by a $10.9 million decrease in our network management services for Wi-Fi and other internet access networks.

Segment operating profit

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2018	March 31, 2017	Increase (Decrease)	Increase (Decrease)
Segment operating profit	$137.1	$96.7	$40.5	41.9%
Percentage of segment revenues	17.8%	14.1%

The $40.5 million increase in our government systems segment operating profit reflected higher earnings contributions of $61.3 million, primarily due to higher revenues in our tactical data links products, global mobile broadband products, government satellite communication systems services and cybersecurity and information assurance products, coupled with improved margins in global mobile broadband products and services. This operating profit increase was partially offset by higher IR&D costs of $15.8 million (primarily related to research increases in the development of next-generation dual band mobility solutions) and overall higher SG&A costs of $5.0 million.

Fiscal Year 2017 Compared to Fiscal Year 2016

Revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2017	March 31, 2016	Increase (Decrease)	Increase (Decrease)
Product revenues	$713.9	$664.8	$49.1	7.4%
Service revenues	845.4	752.6	92.8	12.3%
Total revenues	$1,559.3	$1,417.4	$141.9	10.0%

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

Cost of revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2017	March 31, 2016	Increase (Decrease)	Increase (Decrease)
Cost of product revenues	$524.0	$489.2	$34.8	7.1%
Cost of service revenues	524.9	495.1	29.9	6.0%
Total cost of revenues	$1,049.0	$984.3	$64.6	6.6%

Cost of revenues increased by $64.6 million due to a $34.8 million increase in cost of product revenues and $29.9 million increase in cost of service revenues. The cost of product revenue increase was primarily due to increased revenues, causing a $36.1 million increase in cost of product revenues on a constant margin basis. This cost of product revenue increase mainly related to our cybersecurity and information assurance products and tactical data links products in our government systems segment. The cost of service revenue increase was primarily due to increased service revenues, which generated a $61.0 million increase in cost of service revenues on a constant margin basis. This increase mainly related to our fixed broadband services and in-flight internet services in our satellite services segment, as well as our network management services for Wi-Fi and other internet access networks in our government systems segment, and was partially offset by improved margins from our fixed broadband services resulting from a higher mix of subscribers choosing premium service plans and value-added service bundles compared to the prior year period in our satellite services segment and improved margins in our government mobile broadband services in our government systems segment.

Selling, general and administrative expenses

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2017	March 31, 2016	Increase (Decrease)	Increase (Decrease)
Selling, general and administrative	$333.5	$298.3	$35.1	11.8%

The $35.1 million increase in SG&A expenses was primarily attributable to higher support costs of $41.4 million spread across all three segments. The increase in SG&A expenses included the amounts accrued in fiscal year 2017 in our government systems segment for uncharacterized damages and penalties of $11.4 million and $0.4 million, respectively, in connection with the False Claims Act civil investigation related to our 52% majority-owned subsidiary TrellisWare. Refer to Note 12 to the consolidated financial statements for further discussion of the False Claims Act civil investigation, which was settled in the fourth quarter of fiscal year 2018. The increase in SG&A expenses was partially offset by lower new business proposal costs mainly in our government systems segment as well as lower selling costs in our satellite services segment. Other than the amounts accrued for the TrellisWare False Claims Act civil investigation, SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2017	March 31, 2016	Increase (Decrease)	Increase (Decrease)
Independent research and development	$129.6	$77.2	$52.5	68.0%

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
$41,677

Interest income

The $1.2 million decrease in interest income in fiscal year 2017 compared to fiscal year 2016 was due to a decrease of $1.5 million in the amount of payments under the Settlement Agreement recognized as interest income during fiscal year 2017 compared to fiscal year 2016. As of March 31, 2017 all payments pursuant to the Settlement Agreement were recorded and no further impacts to our consolidated financial statements are anticipated related to the Settlement Agreement.

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

Segment Results for Fiscal Year 2017 Compared to Fiscal Year 2016

Satellite services segment

Revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2017	March 31, 2016	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$27.7	$25.6	$2.1	8.2%
Segment service revenues	601.9	533.6	68.3	12.8%
Total segment revenues	$629.6	$559.2	$70.4	12.6%

Our satellite services segment revenues grew by $70.4 million as a result of a $68.3 million increase in service revenues and a $2.1 million increase in product revenues. The increase in service revenues was primarily driven by higher average revenue per fixed broadband subscriber in the United States, as well as the expansion of our in-flight internet services compared to the prior year period. As of March 31, 2017, 559 commercial aircraft were in service utilizing our IFC systems, compared to 476 commercial aircraft in service as of March 31, 2016. Total subscribers of our fixed broadband services decreased year over year, with approximately 659,000 subscribers at March 31, 2017 compared to 697,000 subscribers at March 31, 2016.

Segment operating profit

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2017	March 31, 2016	Increase (Decrease)	Increase (Decrease)
Segment operating profit	$131.1	$81.8	$49.3	60.2%
Percentage of segment revenues	20.8%	14.6%

The $49.3 million increase in operating profit for our satellite services segment was driven primarily by higher earnings contributions of $52.6 million primarily due to the increase in service revenues. In the United States, the higher average revenue per fixed broadband subscriber in the current year period was primarily driven by a higher mix of subscribers choosing premium service plans and value-added service bundles compared to the prior year period, and resulted in increased service revenues and improved margins. We also experienced positive contributions from our mobile broadband services and in-flight services in fiscal year 2017.

Commercial networks segment

Revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2017	March 31, 2016	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$211.5	$228.7	$(17.2)	(7.5)%
Segment service revenues	33.1	22.0	11.1	50.4%
Total segment revenues	$244.6	$250.7	$(6.1)	(2.4)%

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

Segment operating loss

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2017	March 31, 2016	(Increase) Decrease	(Increase) Decrease
Segment operating loss	$(180.5)	$(111.3)	$(69.2)	(62.1)%
Percentage of segment revenues	(73.8)%	(44.4)%

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

Government systems segment

Revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2017	March 31, 2016	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$474.8	$410.5	$64.2	15.6%
Segment service revenues	210.3	196.9	13.4	6.8%
Total segment revenues	$685.1	$607.5	$77.6	12.8%

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

Segment operating profit

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2017	March 31, 2016	Increase (Decrease)	Increase (Decrease)
Segment operating profit	$96.7	$87.1	$9.6	11.0%
Percentage of segment revenues	14.1%	14.3%

The $9.6 million increase in our government systems segment operating profit reflected higher earnings contributions of $35.3 million primarily due to higher revenues and improved margins in our cybersecurity and information assurance products, tactical data link products and tactical satcom radio products. This operating profit increase was partially offset by higher overall SG&A expenses of $24.4 million. The increase in our government systems segment SG&A expenses included the amounts accrued in fiscal year 2017 for uncharacterized damages and penalties of $11.4 million and $0.4 million, respectively, in connection with the False Claims Act civil investigation related to our 52% majority-owned subsidiary TrellisWare. Refer to Note 12 to the consolidated financial statements for further discussion of the False Claims Act civil investigation, which was settled in the fourth quarter of fiscal year 2018.

Backlog

As reflected in the table below, our overall firm and funded backlog increased during fiscal year 2018. The increases in both firm and funded backlog were attributable primarily to increases in our government systems and commercial networks segments.

	As of March 31, 2018	As of March 31, 2017
	(In millions)
Firm backlog
Satellite services segment	$130.5	$125.2
Commercial networks segment	288.3	265.9
Government systems segment	671.2	633.3
Total	$1,090.0	$1,024.4
Funded backlog
Satellite services segment	$130.5	$125.2
Commercial networks segment	288.3	265.9
Government systems segment	592.1	546.8
Total	$1,010.9	$937.9

The firm backlog does not include contract options. Of the $1.1 billion in firm backlog, $624.6 million is expected to be delivered in fiscal year 2019, and the balance is expected to be delivered in fiscal year 2020 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders. Backlog does not include contracts with our subscribers for fixed broadband services in our satellite services segment, nor does it include anticipated purchase orders and requests for the installation of IFC systems or future recurring in-flight internet service revenues under commercial in-flight internet agreements recorded in our commercial networks and satellite services segments, respectively. As of March 31, 2018, we expected to install IFC systems on approximately 955 additional aircraft under our existing customer agreements with commercial airlines, approximately 196 of which relate to accepted purchase orders (and are included in firm backlog in our commercial networks segment) and approximately 759 of which relate to anticipated purchase orders and requests under existing customer agreements. There can be no assurance that all anticipated purchase orders and requests will be placed.

Our total new awards were approximately $1.7 billion, $1.7 billion and $1.5 billion for fiscal years 2018, 2017 and 2016, respectively.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing, export credit agency financing and equity financing. At March 31, 2018, we had $71.4 million in cash and cash equivalents, $146.1 million in working capital, and no outstanding borrowings and borrowing availability of $770.4 million under the Revolving Credit Facility. As of March 31, 2018, our $362.4 million Ex-Im Credit Facility was fully drawn. At March 31, 2017, we had $130.1 million in cash and cash equivalents, $289.3 million in working capital, no outstanding borrowings and borrowing availability of $761.4 million under our Revolving Credit Facility and $274.6 million in principal amount of outstanding borrowings under our Ex-Im Credit Facility. We invest our cash in excess of current operating requirements in short-term, highly liquid bank money market accounts.

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

Cash flows

Cash provided by operating activities for fiscal year 2018 was $358.6 million compared to cash provided by operating activities of $411.3 million for fiscal year 2017. This $52.7 million decrease was primarily driven by our operating results (net (loss) income adjusted for depreciation, amortization and other non-cash changes) which resulted in $99.3 million of higher cash outflows year-over-year, partially offset by a $46.6 million year-over-year decrease in cash used to fund net operating assets. The decrease in cash used to fund net operating assets during fiscal year 2018 when compared to fiscal year 2017 was primarily due to an increase in the long-term portion of deferred revenues included in other liabilities in our satellite services segment.

Cash used in investing activities for fiscal year 2018 was $584.5 million compared to $715.0 million for fiscal year 2017. This $130.5 million decrease in cash used in investing activities year-over year reflects a decrease of $140.4 million in cash used for investment in unconsolidated affiliates, a decrease of $81.7 million in cash used for satellite construction, and a decrease of $16.5 million in cash used for acquisitions. This decrease was partially offset by an increase of $70.1 million in capital expenditures for property and other general purpose equipment, a year-over-year decrease of $27.6 million in proceeds from the sale of real property adjacent to our current headquarters location in fiscal year 2017 and an increase of $8.5 million in cash used for the construction of earth stations and network operation systems related to the ViaSat-2 satellite.

Cash provided by financing activities for fiscal year 2018 was $165.8 million compared to $392.8 million for fiscal year 2017. This $227.0 million decrease in cash provided by financing activities year-over-year was primarily related to the repurchase and redemption of $575.0 million in aggregate principal amount of our former 2020 Notes and the related payment of $10.6 million of debt extinguishment costs during the second quarter of fiscal year 2018, a year-over-year decrease of $25.0 million in net proceeds from borrowings under our Ex-Im Credit Facility, and a year-over-year increase of $3.1 million related to payments of debt issuance costs during fiscal year 2018, as well as the $503.1 million we received in net proceeds from a public offering of our common stock in the third quarter of fiscal year 2017 (after deducting underwriting discounts and offering expenses). This decrease was partially offset by the issuance of $700.0 million in aggregate principal amount of our 2025 Notes during the second quarter of fiscal year 2018 and a year-over-year decrease of $180.0 million in net payments on borrowings under our Revolving Credit Facility. Cash provided by financing activities for both periods included cash received from stock option exercises and employee stock purchase plan purchases, offset by cash used for the repurchase of common stock related to net share settlement of certain employee tax liabilities in connection with the vesting of restricted stock unit awards.

Comparing cash flows in fiscal year 2017 to fiscal year 2016, the $114.4 million increase in cash provided by operating activities was primarily driven by a $94.9 million year-over-year decrease in cash used to fund net operating assets needs, coupled with our operating results (net income adjusted for depreciation, amortization and other non-cash charges) which generated cash inflows in fiscal year 2017 that were $19.4 million higher than in fiscal year 2016. The $258.7 million increase in cash used in investing activities reflected a year-over-year increase of $139.1 million in cash used for investment in unconsolidated affiliates, $101.3 million in cash used for satellite construction, $18.6 million in cash used for the construction of earth stations and network operation systems related to ViaSat-2, $16.9 million in capital expenditures for property and other general purchase equipment and $12.1 million in cash used for acquisitions, offset by $27.6 million in proceeds from the sale of real property adjacent to our current headquarters location. The $243.7 million increase in cash provided by financing activities year-over-year was primarily related to $503.1 million in net proceeds from a public offering of our common stock during the third quarter of fiscal year 2017 (after deducting underwriting discounts and offering expenses). This increase was partially offset by a year-over-year increase of $150.0 million in net payments under our Revolving Credit Facility, as well as a $98.4 million year-over-year decrease in net proceeds from borrowings under our Ex-Im Credit Facility.

Satellite-related activities

On June 1, 2017, our second-generation ViaSat-2 satellite was successfully launched into orbit and in the fourth quarter of fiscal year 2018 we launched commercial broadband services on our ViaSat-2 satellite. With ViaSat-2 now in service, we expect additional operating costs to be incurred in fiscal year 2019 in our satellite services segment. These increased operating costs are expected to include depreciation, amortization of capitalized software development, earth station connectivity, marketing and advertising costs, logistics, customer care and various support systems. In addition, we expect interest expense to increase during fiscal year 2019 as we no longer capitalize the interest expense relating to the debt incurred for the construction of ViaSat-2 and the related gateway and networking equipment now that the satellite is in service. However, we expect the relative impact of the launch of service on the ViaSat-2 satellite and roll-out of related ground infrastructure to our financial results to be less than we experienced in relation to ViaSat-1. In fiscal year 2019, we expect the total number of subscribers of our fixed broadband services to increase, and that the resultant increase in service revenues in our satellite services segment will improve operating profit for that segment over time. However, there can be no assurance that we will be successful in our subscriber expansion plans. We also expect our capital expenditures to increase significantly during fiscal year 2019 compared to fiscal year 2018 as a result of increased CPE-related capital expenditures relating to the expected increase in the number of subscribers of our fixed broadband services. In addition, we expect to capitalize certain contract-related costs as a result of our adoption of ASC 606, Revenue from Contracts with Customers in fiscal year 2019.

In July 2016, we entered into two separate agreements with Boeing for the construction and purchase of two ViaSat-3 class satellites and the integration of Viasat’s payload technologies into the satellites. The aggregate purchase price for the two satellites is approximately $379.5 million (subject to purchase price adjustments based on factors such as launch delay and early delivery), plus an additional amount for launch support services to be performed by Boeing. In addition, under one of these agreements, we have the option to order up to two additional ViaSat-3 class satellites. The first ViaSat-3 class satellite is expected to provide broadband services over the Americas, and the second is expected to provide broadband services over the EMEA region. The projected aggregate total project cost for the two ViaSat-3 class satellites, including the satellites, launches, insurance and related earth station infrastructure, through satellite launch is estimated to be between $1.2 billion and $1.4 billion, and will depend on the timing of the earth station infrastructure roll-out of each satellite and the method we use to procure fiber access. Our total cash funding may be reduced through various third-party agreements, including potential joint service offerings and other strategic partnering arrangements. We believe we have adequate sources of funding for the ViaSat-3 class satellites, which include our cash on hand, available borrowing capacity and the cash we expect to generate from operations over the next few years.

During the second half of fiscal year 2018, our two ViaSat-3 class satellites currently under construction entered the phase of full construction. Although IR&D investments are expected to continue throughout fiscal year 2019 and beyond relating to ViaSat-3 ground infrastructure and support of our growing government and commercial air mobility businesses, we expect the level of our IR&D investments to be lower in fiscal year 2019 compared to fiscal year 2018.

Revolving Credit Facility

As of March 31, 2018, the Revolving Credit Facility provided an $800.0 million revolving line of credit (including up to $150.0 million of letters of credit) with a maturity date of May 24, 2021.

Borrowings under the Revolving Credit Facility bear interest, at our option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on our total leverage ratio. The Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of Viasat (as defined in the Revolving Credit Facility) and secured by substantially all of our assets. As of March 31, 2018, none of our subsidiaries guaranteed the Revolving Credit Facility.

The Revolving Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Revolving Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. Subsequent to the fiscal year end, on May 24, 2018, the Revolving Credit Facility was amended to, among other matters, increase the maximum permitted total leverage ratio for each of the quarters of fiscal year 2019.

At March 31, 2018, we had no outstanding borrowings under the Revolving Credit Facility and $29.6 million outstanding under standby letters of credit, leaving borrowing availability under the Revolving Credit Facility as of March 31, 2018 of $770.4 million.

Ex-Im Credit Facility

As of March 31, 2018, the Ex-Im Credit Facility provided a $362.4 million senior secured direct loan facility, which was fully drawn. Of the $362.4 million in principal amount of borrowings made under the Ex-Im Credit Facility, $321.2 million was used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remaining $41.2 million used to finance the total exposure fees incurred under the Ex-Im Credit Facility (which included all previously accrued completion exposure fees).

Borrowings under the Ex-Im Credit Facility bear interest at a fixed rate of 2.38%, payable semi-annually in arrears. The effective interest rate on our outstanding borrowings under the Ex-Im Credit Facility, which takes into account timing and amount of borrowings, exposure fees, debt issuance costs and other fees, is 4.6%. Borrowings under the Ex-Im Credit Facility are required to be repaid in 16 approximately equal semi-annual principal installments, which commenced on April 15, 2018, with a maturity date of October 15, 2025. The Ex-Im Credit Facility is guaranteed by Viasat and is secured by first-priority liens on the ViaSat-2 satellite and related assets as well as a pledge of the capital stock of the borrower under the facility.

The Ex-Im Credit Facility contains financial covenants regarding Viasat’s maximum total leverage ratio and minimum interest coverage ratio. In addition, the Ex-Im Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.

The borrowings under the Ex-Im Credit Facility are recorded as current portion of long-term debt and as other long-term debt, net of unamortized discount and debt issuance costs, in our consolidated financial statements. The discount of $42.3 million (comprising the initial $6.0 million pre-exposure fee, $35.3 million of completion exposure fees and other customary fees) and deferred financing cost associated with the issuance of the borrowings under the Ex-Im Credit Facility are amortized to interest expense on an effective interest rate basis over the term of the borrowings under the Ex-Im Credit Facility.

Senior Notes

Discharge of indenture and loss on extinguishment of debt

In connection with our issuance of the 2025 Notes in September 2017, we repurchased and redeemed all of our $575.0 million in aggregate principal amount of 2020 Notes then outstanding through a cash tender offer and redemption, and the indenture governing the 2020 Notes was satisfied and discharged in accordance with its terms. In September 2017, we repurchased $298.2 million in aggregate principal amount of the 2020 Notes pursuant to the tender offer. The total cash payment to repurchase the tendered 2020 Notes in the tender offer, including accrued and unpaid interest to, but excluding, the repurchase date, was $309.3 million. Also in September 2017, in connection with the redemption of the remaining $276.8 million in aggregate principal amount of 2020 Notes, we irrevocably deposited $287.4 million with Wilmington Trust, as trustee, as trust funds solely for the benefit of the holders of such 2020 Notes. The redemption price for the 2020 Notes was 101.719% of the principal amount so redeemed, plus accrued and unpaid interest to, but excluding, the redemption date of October 5, 2017.

In connection with the satisfaction and discharge of the indenture governing the 2020 Notes, all of our obligations (other than certain customary provisions of the indenture that expressly survive pursuant to the terms of the indenture) were discharged in September 2017.

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

Senior Notes due 2025

In September 2017, we issued $700.0 million in principal amount of 2025 Notes in a private placement to institutional buyers. The 2025 Notes were issued at face value and are recorded as long-term debt, net of debt issuance costs, in our consolidated financial statements. The 2025 Notes bear interest at the rate of 5.625% per year, payable semi-annually in cash in arrears, which interest payments commenced in March 2018. Debt issuance costs associated with the issuance of the 2025 Notes are amortized to interest expense on a straight-line basis over the term of the 2025 Notes, the results of which are not materially different from the effective interest rate basis.

The 2025 Notes are required to be guaranteed on an unsecured senior basis by each of our existing and future subsidiaries that guarantees the Revolving Credit Facility. As of March 31, 2018, none of our subsidiaries guaranteed the 2025 Notes. The 2025 Notes are our general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated debt. The 2025 Notes are effectively junior in right of payment to our existing and future secured debt, including under the Credit Facilities (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that do not guarantee the 2025 Notes, and are senior in right of payment to all of their existing and future subordinated indebtedness.

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

Contractual Obligations

The following table sets forth a summary of our obligations at March 31, 2018:

		For the Fiscal Years Ending
(In thousands, including interest where applicable)	Total	2019	2020-2021	2022-2023	Thereafter
Operating leases and satellite capacity agreements	$590,935	$95,541	$197,752	$122,216	$175,426
2025 Notes	995,422	39,484	78,750	78,750	798,438
Revolving Credit Facility	—	—	—	—	—
Ex-Im Credit Facility	399,052	53,633	104,093	99,763	141,563
Satellite performance incentive obligation	28,471	2,460	5,474	6,285	14,252
Purchase commitments including satellite- related agreements (1)	1,111,211	738,745	307,369	30,111	34,986
Total	$3,125,091	$929,863	$693,438	$337,125	$1,164,665

(1)

Our satellite performance incentive obligation relating to the ViaSat-2 satellite under our contract with Boeing for the construction of the satellite is included under “Purchase commitments including satellite-related agreements” in the above table. Under this contract, we are required to make approximately $21.0 million of in-orbit satellite performance incentive payments, excluding interest, payable monthly over a nine-year period commencing one month after the completion of in-orbit testing (as defined in the contract), subject to the continued satisfactory performance of the satellite. See Note 11 to our consolidated financial statements for additional information regarding satellite performance incentive obligation relating to the ViaSat-2 satellite.

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

Our consolidated balance sheets included $121.2 million and $42.7 million of “other liabilities” as of March 31, 2018 and March 31, 2017, respectively, which primarily consisted of the long-term portion of our satellite performance incentive obligation relating to the ViaSat-1 satellite, our long-term warranty obligations, the long-term portion of deferred rent, long-term portion of deferred revenue and long-term deferred income taxes. With the exception of the long-term portion of our satellite performance incentive obligation relating to the ViaSat-1 satellite (which is included under “Satellite performance incentive obligation”), these remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 11 to our consolidated financial statements for additional information regarding satellite performance incentive obligation relating to the ViaSat-1 satellite. See Note 8 to our consolidated financial statements for additional information regarding our income taxes and related tax positions and Note 13 to our consolidated financial statements for a discussion of our product warranties.
Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at March 31, 2018 as defined in Regulation S-K Item 303(a)(4) other than as discussed under Contractual Obligations above or disclosed in the notes to our consolidated financial statements included in this report.

Recent Authoritative Guidance

For information regarding recently adopted and issued accounting pronouncements, see Note 1 to the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, short-term and long-term obligations, including the Credit Facilities and the 2025 Notes, and foreign currency forward contracts. We consider investments in highly liquid instruments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. As of March 31, 2018, we had no outstanding borrowings under our Revolving Credit Facility, $362.4 million in principal amount of outstanding borrowings under our Ex-Im Credit Facility, and $700.0 million in aggregate principal amount outstanding of the 2025 Notes, and we held no short-term investments. Our 2025 Notes and borrowings under our Ex-Im Credit Facility bear interest at a fixed rate and therefore our exposure to market risk for changes in interest rates relates primarily to borrowings under our Revolving Credit Facility, cash equivalents, short-term investments and short-term obligations.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain a significant amount of our cash balance in money market accounts. In general, money market accounts are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our cash and cash equivalents earn interest at variable rates. Our interest income has been and may continue to be negatively impacted by low market interest rates. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. If the underlying weighted average interest rate on our cash and cash equivalents, assuming balances remain constant over a year, changed by 50 basis points, interest income would have increased or decreased by an insignificant amount for the fiscal years ended March 31, 2018 and March 31, 2017. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material.

Our primary interest rate under the Revolving Credit Facility is the Eurodollar rate plus an applicable margin that is based on our total leverage ratio. Under the Revolving Credit Facility, the effective interest rate as of March 31, 2018 that would have been applied to any new Eurodollar-based borrowings under the Revolving Credit Facility was approximately 4.15%. As of March 31, 2018, we had no outstanding borrowings under our Revolving Credit Facility. Accordingly, assuming the outstanding balance remained constant over a year, changes in interests rates applicable to our Revolving Credit Facility would have no effect on our interest incurred and cash flow.

Foreign Exchange Risk

We generally conduct our business in U.S. dollars. However, as our international business is conducted in a variety of foreign currencies, we are exposed to fluctuations in foreign currency exchange rates. The closing of our strategic partnering arrangement with Eutelsat during the fourth quarter of fiscal year 2017 and related investment in Euro Broadband Infrastructure Sàrl., which is denominated in Euros, increases our exposure to foreign currency risk. A five percent variance in foreign currencies in which our international business is conducted would change our loss before income taxes by an insignificant amount. Our objective in managing our exposure to foreign currency risk is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, from time to time, we may enter into foreign currency forward contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

As of March 31, 2018, we had a number of foreign currency forward contracts outstanding which are intended to reduce the foreign currency risk for amounts payable to vendors in Euros. The foreign currency forward contracts had an insignificant notional amount and had an insignificant amount of fair value recorded in other current assets as of March 31, 2018. If the foreign currency forward rate for the Euro to the U.S. dollar on these foreign currency forward contracts had changed by 10%, the fair value of these foreign currency forward contracts as of March 31, 2018 would have changed by an insignificant amount.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements at March 31, 2018 and March 31, 2017 and for each of the three fiscal years in the period ended March 31, 2018, and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in this report on pages F-1 through F-39.

Summarized Quarterly Data (Unaudited)

The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results for the interim periods. Summarized quarterly data for fiscal years 2018 and 2017 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
2018
Total revenues	$380,044	$393,074	$381,837	$439,670
Loss from operations	(17,950)	(15,860)	(25,326)	(33,051)
Net loss	(9,246)	(13,892)	(25,621)	(19,516)
Net loss attributable to Viasat, Inc.	(9,039)	(13,689)	(24,631)	(19,946)
Basic net loss per share attributable to Viasat, Inc.	(0.16)	(0.24)	(0.42)	(0.34)
Diluted net loss per share attributable to Viasat, Inc.	(0.16)	(0.24)	(0.42)	(0.34)
2017
Total revenues	$363,130	$399,158	$380,630	$416,419
Income from operations	7,778	18,414	7,591	2,676
Net income	2,157	10,739	4,622	4,249
Net income attributable to Viasat, Inc.	1,855	11,019	4,243	6,650
Basic net income per share attributable to Viasat, Inc.	0.04	0.22	0.08	0.12
Diluted net income per share attributable to Viasat, Inc.	0.04	0.22	0.08	0.11

Summarized quarterly data for the second quarter of fiscal year 2018 reflects a $10.2 million loss on extinguishment of debt. Refer to Note 5 to the consolidated financial statements for discussion of the refinancing of the 2020 Notes and associated loss on extinguishment of debt. Summarized quarterly data reflects product revenue recognized with respect to amounts realized under the Settlement Agreement of approximately $6.7 million for each quarter of fiscal year 2017.. As of March 31, 2017, all payments pursuant to the Settlement Agreement were recorded. In addition, summarized quarterly data for the fourth quarter of fiscal year 2017 reflects (under income from operations and net income) $11.4 million of uncharacterized damages and $0.4 million of penalties, and (under net income attributable to Viasat, Inc.) approximately $4.0 million, net of tax, related to the impact of the loss contingency, in each case accrued in SG&A expenses in our government systems segment in connection with the False Claims Act civil investigation related to our 52% majority-owned subsidiary TrellisWare. The TrellisWare False Claims Act civil investigation also resulted in a $0.07 per share impact to basic and diluted net income per share attributable to Viasat Inc. in the fourth quarter of fiscal year 2017. In the fourth quarter of fiscal year 2018, the TrellisWare investigation was settled and the accrued amount of loss contingency was paid out in full. Refer to Note 12 to the consolidated financial statements for further discussion of the TrellisWare False Claims Act civil investigation.

Basic and diluted net (loss) income per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net income per share.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2018, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2018.

Management’s Report on Internal Control Over Financial Reporting

The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the company’s management, including our Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the company’s management concluded that its internal control over financial reporting was effective as of March 31, 2018.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The company’s independent registered public accounting firm has audited the effectiveness of the company’s internal control over financial reporting as of March 31, 2018, as stated in their report which appears on page F-1.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. During the quarter ended March 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Amendment of Revolving Credit Facility

On May 24, 2018, we entered into the Third Amendment to Credit Agreement by and among Viasat, Inc., MUFG Union Bank, N.A. (as administrative and collateral agent) and the lenders party thereto (the Amendment).  The Amendment amended our Revolving Credit Facility by, among other matters, raising the maximum permitted Total Leverage Ratio (as defined in the Revolving Credit Facility) thereunder for the first, second, third and fourth quarters of fiscal year 2019.

Certain of the lenders under the Revolving Credit Facility and their respective affiliates have performed, and may in the future perform, various commercial banking, investment banking, financial advisory or other services for us, for which they have received and/or may in the future receive customary compensation and expense reimbursement.

The description of the Amendment contained herein does not purport to be complete and is qualified in its entirety by reference to the complete text of the Amendment, which is filed herewith as Exhibit 10.10.3 to this Annual Report on Form 10-K and is incorporated herein by reference.

Annual Performance Bonuses

On May 25, 2018, the Compensation and Human Resources Committee of our Board approved annual performance bonuses for fiscal year 2018 for each of our executive officers, with such bonuses payable in the form of an award of fully vested shares of our common stock issued under our 1996 Equity Participation Plan.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included in our definitive Proxy Statement to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders (the Proxy Statement) under the headings “Corporate Governance Principles and Board Matters,” “Election of Directors” and “Ownership of Securities,” and is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation of ViaSat, Inc.	10-Q	000-21767	3.1	11/14/2000

3.2	Second Amended and Restated Bylaws of ViaSat, Inc.	8-K	000-21767	3.1	12/04/2012

4.1	Form of Common Stock Certificate (p)	S-1/A	333-13183	4.1	11/05/1996

4.2	Indenture dated as of September 21, 2017 between ViaSat, Inc. and Wilmington Trust, National Association, as trustee	8-K	000-21767	4.1	9/21/2017

4.3	Form of 5.625% Senior Note due 2025 of ViaSat, Inc. (attached as Exhibit A to the Indenture filed as Exhibit 4.2 hereto)	8-K	000-21767	4.1	9/21/2017

10.1	Form of Indemnification Agreement between ViaSat, Inc. and each of its directors and officers	8-K	000-21767	99.1	03/07/2008

10.2*	ViaSat, Inc. Employee Stock Purchase Plan (as Amended and Restated Effective September 7, 2017)	8-K	000-21767	10.1	09/8/2017

10.3*	1996 Equity Participation Plan of ViaSat, Inc. (As Amended and Restated Effective September 7, 2017)	8-K	000-21767	10.2	09/8/2017

10.4*	Form of Stock Option Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	10-K	000-21767	10.4	05/26/2015

10.5*	Form of Performance Stock Option Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	10-Q	000-21767	10.1	2/9/2018

10.6*	Form of Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.—Global	10-K	000-21767	10.5	05/25/2017

10.7*	Form of Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.—Independent Director	10-K	000-21767	10.6	05/26/2015

10.8*	Form of Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.—Executive	10-K	000-21767	10.7	05/26/2015

10.9*	Form of Change in Control Severance Agreement between ViaSat, Inc. and each of its executive officers	8-K	000-21767	10.1	08/04/2010

10.10	Credit Agreement dated as of November 26, 2013, by and among ViaSat, Inc., Union Bank, N.A. (as agent) and the other lenders party thereto	8-K	000-21767	10.1	11/26/2013

10.10.1	First Amendment to Credit Agreement and Other Loan Documents dated as of March 12, 2015, by and among ViaSat, Inc., Union Bank, N.A. (as agent) and the other lenders party thereto	8-K	000-21767	10.2	03/13/2015

10.10.2	Second Amendment to Credit Agreement and Other Loan Documents dated as of May 24, 2016, by and among ViaSat, Inc., MUFG Union Bank, N.A. (as agent) and the other lenders party thereto	8-K	000-21767	10.1	05/24/2016

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.10.3	Third Amendment to Credit Agreement dated as of May 24, 2018 by and among ViaSat, Inc., MUFG Union Bank, N.A. (as agent) and the other lenders party thereto					X

10.11	Credit Agreement dated as of March 12, 2015, by and among ViaSat Technologies Limited, ViaSat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im facility agent) and the Export-Import Bank of the United States	8-K	000-21767	10.1	03/13/2015

10.11.1	First Amendment to Credit Agreement, dated as of June 12, 2015, by and among ViaSat Technologies Limited, ViaSat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im Facility Agent) and the Export-Import Bank of the United States	10-Q	000-21767	10.1	08/10/2015

10.11.2	Second Amendment Agreement, dated as of March 23, 2016, by and among ViaSat Technologies Limited, ViaSat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im Facility Agent) and the Export-Import Bank of the United States	8-K	000-21767	10.1	03/24/2016

10.11.3	Third Amendment Agreement, dated as of October 11, 2016, by and among ViaSat Technologies Limited, ViaSat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im Facility Agent) and the Export-Import Bank of the United States	8-K	000-21767	10.1	10/12/2016

10.12†	Award/Contract dated March 10, 2010 between ViaSat, Inc. and Space and Naval Warfare Systems	10-K/A	000-21767	10.19	08/03/2010

21.1	Subsidiaries					X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see signature page)					X

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer					X

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer					X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

*	Indicates management contract, compensatory plan or arrangement.
†

Portions of this exhibit (indicated by asterisks) have been omitted and separately filed with the Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

(p) Filed in paper.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.

By:	/s/ MARK DANKBERG
Chairman and Chief Executive Officer

Date: May 30, 2018

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Mark Dankberg and Shawn Duffy, jointly and severally, his or her attorneys-in-fact, each with the full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK DANKBERG	Chairman of the Board and	May 30, 2018
Mark Dankberg	Chief Executive Officer (Principal Executive Officer)

/s/ SHAWN DUFFY	Senior Vice President and	May 30, 2018
Shawn Duffy	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ RICK BALDRIDGE	Director, President and Chief Operating Officer	May 30, 2018
Rick Baldridge

/s/ FRANK J. BIONDI, JR.	Director	May 30, 2018
Frank J. Biondi, Jr.

/s/ ROBERT JOHNSON	Director	May 30, 2018
Robert Johnson

/s/ ALLEN LAY	Director	May 30, 2018
Allen Lay

/s/ JEFFREY NASH	Director	May 30, 2018
Jeffrey Nash

/s/ SEAN PAK	Director	May 30, 2018
Sean Pak

/s/ VARSHA RAO	Director	May 30, 2018
Varsha Rao

/s/ JOHN STENBIT	Director	May 30, 2018
John Stenbit

/s/ HARVEY WHITE	Director	May 30, 2018
Harvey White

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Viasat, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Viasat, Inc. and its subsidiaries (the “Company”) as of March 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income (loss), cash flows, and equity for each of the three years in the period ended March 31, 2018, including the related notes and financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

San Diego, California

May 30, 2018

We have served as the Company’s auditors since 1992.

VIASAT, INC.

CONSOLIDATED BALANCE SHEETS

	As of March 31, 2018	As of March 31, 2017
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$71,446	$130,098
Accounts receivable, net	267,665	263,721
Inventories	196,307	163,201
Prepaid expenses and other current assets	77,135	57,836
Total current assets	612,553	614,856

Satellites, net	1,239,987	1,108,270
Property and equipment, net	722,488	540,608
Other acquired intangible assets, net	31,862	41,677
Goodwill	121,085	119,876
Other assets	686,134	529,366
Total assets	$3,414,109	$2,954,653

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$157,481	$100,270
Accrued liabilities	263,676	224,959
Current portion of long-term debt	45,300	288
Total current liabilities	466,457	325,517

Senior notes	690,886	575,380
Other long-term debt	287,519	273,103
Other liabilities	121,240	42,722
Total liabilities	1,566,102	1,216,722
Commitments and contingencies (Notes 11 and 12)
Equity:
Viasat, Inc. stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2018 and 2017, respectively	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 58,905,274 and 57,600,609 shares outstanding at March 31, 2018 and 2017, respectively	6	6
Paid-in capital	1,535,635	1,439,645
Retained earnings	285,960	297,471
Accumulated other comprehensive income (loss)	15,565	(2,504)
Total Viasat, Inc. stockholders’ equity	1,837,166	1,734,618
Noncontrolling interest in subsidiaries	10,841	3,313
Total equity	1,848,007	1,737,931
Total liabilities and equity	$3,414,109	$2,954,653

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Fiscal Years Ended
	March 31, 2018	March 31, 2017	March 31, 2016
	(In thousands, except per share data)
Revenues:
Product revenues	$755,547	$713,936	$664,821
Service revenues	839,078	845,401	752,610
Total revenues	1,594,625	1,559,337	1,417,431
Operating expenses:
Cost of product revenues	553,677	524,026	489,246
Cost of service revenues	567,137	524,949	495,099
Selling, general and administrative	385,420	333,468	298,345
Independent research and development	168,347	129,647	77,184
Amortization of acquired intangible assets	12,231	10,788	16,438
(Loss) income from operations	(92,187)	36,459	41,119
Other income (expense):
Interest income	960	1,008	2,226
Interest expense	(4,026)	(12,083)	(25,748)
Loss on extinguishment of debt	(10,217)	—	—
(Loss) income before income taxes	(105,470)	25,384	17,597
Benefit from (provision for) income taxes	35,217	(3,617)	4,173
Equity in income of unconsolidated affiliate, net	1,978	—	—
Net (loss) income	(68,275)	21,767	21,770
Less: net (loss) income attributable to noncontrolling interests, net of tax	(970)	(2,000)	29
Net (loss) income attributable to Viasat, Inc.	$(67,305)	$23,767	$21,741
Net (loss) income per share attributable to Viasat, Inc. common stockholders:
Basic net (loss) income per share attributable to Viasat, Inc. common stockholders	$(1.15)	$0.45	$0.45
Diluted net (loss) income per share attributable to Viasat, Inc. common stockholders	$(1.15)	$0.45	$0.44
Shares used in computing basic net (loss) income per share	58,438	52,318	48,464
Shares used in computing diluted net (loss) income per share	58,438	53,396	49,445

Comprehensive income (loss):
Net (loss) income	$(68,275)	$21,767	$21,770
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on hedging, net of tax	67	(182)	122
Foreign currency translation adjustments, net of tax	15,785	(2,329)	(262)
Other comprehensive income (loss), net of tax	15,852	(2,511)	(140)
Comprehensive (loss) income	(52,423)	19,256	21,630
Less: comprehensive (loss) income attributable to noncontrolling interests, net of tax	(970)	(2,000)	29
Comprehensive (loss) income attributable to Viasat, Inc.	$(51,453)	$21,256	$21,601

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	March 31, 2018	March 31, 2017	March 31, 2016
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(68,275)	$21,767	$21,770
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	210,441	200,686	193,086
Amortization of intangible assets	45,211	45,236	48,990
Deferred income taxes	(36,558)	(218)	(5,003)
Stock-based compensation expense	68,545	55,775	47,510
Loss on disposition of fixed assets	32,978	35,431	33,960
Loss on extinguishment of debt	10,217	—	—
Other non-cash adjustments	6,883	10,018	8,957
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(12,439)	16,071	(26,342)
Inventories	(37,562)	(12,386)	(26,749)
Other assets	(25,975)	(15,259)	(3,335)
Accounts payable	32,503	972	5,250
Accrued liabilities	60,042	48,039	(337)
Other liabilities	72,622	5,166	(820)
Net cash provided by operating activities	358,633	411,298	296,937
Cash flows from investing activities:
Purchase of property, equipment and satellites	(511,634)	(514,692)	(377,894)
Investment in unconsolidated affiliate	—	(140,378)	(1,258)
Cash paid for patents, licenses and other assets	(72,853)	(70,966)	(72,731)
Payments related to acquisition of businesses, net of cash acquired	—	(16,528)	(4,402)
Proceeds from sale of real property	—	27,559	—
Net cash used in investing activities	(584,487)	(715,005)	(456,285)
Cash flows from financing activities:
Proceeds from issuance of 2025 Notes	700,000	—	—
Repayment of 2020 Notes	(575,000)	—	—
Payment of debt extinguishment costs	(10,602)	—	—
Proceeds from revolving credit facility borrowings	—	90,000	175,000
Payments of revolving credit facility borrowings	—	(270,000)	(205,000)
Proceeds from Ex-Im credit facility borrowings, net of discount	52,503	77,469	175,834
Payment of debt issuance costs	(9,759)	(6,677)	(840)
Proceeds from issuance of common stock under equity plans	26,165	22,403	22,309
Purchase of common stock in treasury (immediately retired) related to tax withholdings for stock-based compensation	(24,206)	(21,670)	(16,397)
Proceeds from common stock issued in public offering, net of issuance costs	—	503,061	—
Proceeds from noncontrolling interest capital contribution	8,491	—	—
Other financing activities	(1,816)	(1,802)	(1,784)
Net cash provided by financing activities	165,776	392,784	149,122
Effect of exchange rate changes on cash	1,426	(1,067)	51
Net (decrease) increase in cash and cash equivalents	(58,652)	88,010	(10,175)
Cash and cash equivalents at beginning of fiscal year	130,098	42,088	52,263
Cash and cash equivalents at end of fiscal year	$71,446	$130,098	$42,088
Supplemental information:
Cash paid for interest (net of amounts capitalized)	$3,722	$10,094	$21,787
Cash paid for income taxes, net	$4,021	$1,468	$1,380
Non-cash investing and financing activities:
Issuance of stock in satisfaction of certain accrued employee compensation liabilities	$16,409	$13,080	$11,609
Capital expenditures not paid for	$41,149	$29,813	$60,796
Exposure fees on Ex-Im credit facility financed through Ex-Im credit facility	$5,764	$8,505	$20,992
Issuance of common stock in connection with acquisition	$—	$4,988	$—

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Viasat, Inc. Stockholders
	Common Stock
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
	(In thousands, except share data)
Balance at April 3, 2015	47,697,413	$5	$786,467	$251,963	$147	$5,151	$1,043,733
Exercise of stock options	432,706	—	13,520	—	—	—	13,520
Issuance of stock under Employee Stock Purchase Plan	170,968	—	8,789	—	—	—	8,789
Stock-based compensation	—	—	51,399	—	—	—	51,399
Shares issued in settlement of certain accrued employee compensation liabilities	185,424	—	11,609	—	—	—	11,609
RSU awards vesting, net of shares withheld for taxes which have been retired	439,906	—	(16,397)	—	—	—	(16,397)
Other noncontrolling interest activity	—	—	—	—	—	141	141
Net income	—	—	—	21,741	—	29	21,770
Other comprehensive loss, net of tax	—	—	—	—	(140)	—	(140)
Balance at March 31, 2016	48,926,417	$5	$855,387	$273,704	$7	$5,321	$1,134,424
Exercise of stock options	273,050	—	12,117	—	—	—	12,117
Issuance of stock under Employee Stock Purchase Plan	188,938	—	10,286	—	—	—	10,286
Common stock issued in public offering, net of issuance costs	7,475,000	1	503,060	—	—	—	503,061
Stock-based compensation	—	—	62,397	—	—	—	62,397
Shares issued in settlement of certain accrued employee compensation liabilities	176,731	—	13,080	—	—	—	13,080
RSU awards vesting, net of shares withheld for taxes which have been retired	498,585	—	(21,670)	—	—	—	(21,670)
Shares issued in connection with acquisition of business	61,888	—	4,988	—	—	—	4,988
Other noncontrolling interest activity	—	—	—	—	—	(8)	(8)
Net income (loss)	—	—	—	23,767	—	(2,000)	21,767
Other comprehensive loss, net of tax	—	—	—	—	(2,511)	—	(2,511)
Balance at March 31, 2017	57,600,609	$6	$1,439,645	$297,471	$(2,504)	$3,313	$1,737,931
Exercise of stock options	287,012	—	13,371	—	—	—	13,371
Issuance of stock under Employee Stock Purchase Plan	227,381	—	12,794	—	—	—	12,794
Stock-based compensation	—	—	76,512	—	—	—	76,512
Shares issued in settlement of certain accrued employee compensation liabilities	228,791	—	16,409	—	—	—	16,409
RSU awards vesting, net of shares withheld for taxes which have been retired	561,481	—	(24,206)	—	—	—	(24,206)
Cumulative effect adjustment upon adoption of new stock compensation guidance (ASU 2016-09)	—	—	1,110	58,011	—	—	59,121
Reclassification of stranded tax effects in OCI due to Tax Reform Revaluation	—	—	—	(2,217)	2,217	—	—
Proceeds from noncontrolling interest capital contribution	—	—	—	—	—	8,491	8,491
Other noncontrolling interest activity	—	—	—	—	—	7	7
Net loss	—	—	—	(67,305)	—	(970)	(68,275)
Other comprehensive income, net of tax	—	—	—	—	15,852	—	15,852
Balance at March 31, 2018	58,905,274	$6	$1,535,635	$285,960	$15,565	$10,841	$1,848,007

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

Recent transactions

During the first quarter of fiscal year 2016, the Company completed the acquisition of Engreen Inc. (Engreen), a privately held company focused on network function virtualization. The Engreen purchase price of approximately $5.3 million was primarily allocated to acquired technology intangible assets and the assumption of certain liabilities. The acquisition was accounted for as a purchase and, accordingly, the consolidated financial statements include the operating results of Engreen from the date of acquisition.

During the third quarter of fiscal year 2017, the Company completed the acquisition of Aerodocs Limited (Arconics), a privately held company focused on wireless in-flight entertainment management software services. The Arconics purchase price of approximately $21.6 million was comprised of approximately $16.6 million in cash consideration paid to former Arconics equity holders and $5.0 million related to the fair value of 61,888 shares of the Company’s common stock issued at the closing. The approximately $16.6 million in cash consideration paid to former Arconics equity holders less cash acquired of $0.6 million resulted in a net cash outlay by the Company of approximately $16.0 million. The Arconics purchase price was primarily allocated to acquired technology and customer relationships intangible assets, and goodwill. Through this acquisition, the Company gained broader expertise, aviation-grade software and mobile applications to make flying safer and more efficient for pilots, cabin crews and flight operations teams, as well as applications that are expected to create new opportunities for passenger entertainment and airline services and revenue. This acquisition was accounted for as a purchase and, accordingly, the consolidated financial statements include the operating results of Arconics in the Company’s satellite services segment from the date of the acquisition.

During the third quarter of fiscal year 2017, the Company also completed the sale of an aggregate of 7,475,000 shares of Viasat common stock in an underwritten public offering. The Company’s net proceeds from the offering were approximately $503.1 million after deducting underwriting discounts and offering expenses. The Company used $225.0 million of the net proceeds from the offering to repay the then-outstanding borrowings under the Company’s revolving credit facility (the Revolving Credit Facility).

During the fourth quarter of fiscal year 2017, the Company consummated its strategic partnering arrangement with Eutelsat S.A (together with its affiliates, Eutelsat) for the ownership and operation of satellite broadband infrastructure and equipment, and provision of satellite-based broadband internet services in the European region (see Note 9). At the closing of the transaction, Eutelsat contributed and transferred assets relating to its existing wholesale satellite broadband business (including its KA-SAT satellite) to a subsidiary of Eutelsat, Euro Broadband Infrastructure Sàrl (Euro Infrastructure Co.), in exchange for the issuance of new shares in such subsidiary, and immediately following such contribution and issuance, the Company purchased 49% of the issued shares of Euro Infrastructure Co. from Eutelsat for cash consideration of $139.5 million. The Company’s total net cash outlay for this investment in Euro Infrastructure Co., including approximately $2.4 million of transaction costs, was approximately $141.9 million. Also at the closing, Eutelsat purchased 49% of the issued shares of Euro Retail Co. for an immaterial amount. Under the strategic partnering arrangement, Euro Infrastructure Co. owns and operates the KA-SAT satellite and related assets and offers wholesale satellite capacity services in the European region, and Euro Retail Co. purchases wholesale satellite capacity services and offers retail satellite-based broadband internet services in the European region.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Revenues from the U.S. government as an individual customer comprised approximately 30.6%, 28.8% and 23.7% of total revenues for fiscal years 2018, 2017 and 2016, respectively. Billed accounts receivable to the U.S. government as of March 31, 2018 and 2017 were approximately 36.4% and 30.1%, respectively, of total billed receivables. In addition, none of the Company’s commercial customers comprised 10.0% or more of total revenues for fiscal years 2018, 2017 and 2016. The Company’s five largest contracts generated approximately 19.7%, 19.6% and 19.4% of the Company’s total revenues for the fiscal years ended March 31, 2018, March 31, 2017 and March 31, 2016, respectively.

The Company relies on a limited number of contract manufacturers to produce its products.

Inventory

Inventory is valued at the lower of cost and net realizable value, cost being determined by the weighted average cost method.

Property, equipment and satellites

Satellites and other property and equipment, including internally developed software, are recorded at cost or, in the case of certain satellites and other property acquired, the fair value at the date of acquisition, net of accumulated depreciation. Capitalized satellite costs consist primarily of the costs of satellite construction and launch, including launch insurance and insurance during the period of in-orbit testing, the net present value of performance incentives expected to be payable to satellite manufacturers (dependent on the continued satisfactory performance of the satellites), costs

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

directly associated with the monitoring and support of satellite construction, and interest costs incurred during the period of satellite construction. The Company also constructs earth stations, network operations systems and other assets to support its satellites, and those construction costs, including interest, are capitalized as incurred. At the time satellites are placed in service, the Company estimates the useful life of its satellites for depreciation purposes based upon an analysis of each satellite’s performance against the original manufacturer’s orbital design life, estimated fuel levels and related consumption rates, as well as historical satellite operating trends. Costs related to internally developed software for internal uses are capitalized after the preliminary project stage is complete and are amortized over the estimated useful lives of the assets. Costs incurred for additions to property, equipment and satellites, together with major renewals and betterments, are capitalized and depreciated over the remaining life of the underlying asset. Costs incurred for maintenance, repairs and minor renewals and betterments are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized in operations, which for the periods presented, primarily related to losses incurred for unreturned customer premise equipment (CPE). The Company computes depreciation using the straight-line method over the estimated useful lives of the assets ranging from two to 24 years. Leasehold improvements are capitalized and amortized using the straight-line method over the shorter of the lease term or the life of the improvement.

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (Accounting Standards Codification (ASC) 835-20). With respect to assets under construction, including the ViaSat-2 satellite and related gateway and networking equipment (which commenced construction during the first quarter of fiscal year 2014), and the ViaSat-3 class satellites (which commenced construction during the fourth quarter of fiscal year 2016), the Company capitalized $58.9 million, $49.7 million, and $30.1 million of interest expense during the fiscal years ended March 31, 2018, March 31, 2017 and March 31, 2016, respectively.

The Company owns three satellites in service: ViaSat-2 (its second-generation high-capacity Ka-band spot-beam satellite, which was placed into service in the fourth quarter of fiscal year 2018), ViaSat-1 (its first-generation high-capacity Ka-band spot-beam satellite, which was placed into service in January 2012) and WildBlue-1 (which was placed into service in March 2007). The Company currently has two third-generation ViaSat-3 class satellites under construction. The Company also has an exclusive prepaid lifetime capital lease of Ka-band capacity over the contiguous United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and owns related earth stations and networking equipment for all of its satellites. The Company periodically reviews the remaining estimated useful life of its satellites to determine if revisions to estimated lives are necessary. The Company procures indoor and outdoor CPE units leased to subscribers under a retail leasing program as part of the Company’s satellite services segment, which are reflected in investing activities and property and equipment in the accompanying consolidated financial statements. The Company depreciates the satellites, earth stations and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of March 31, 2018 were $298.7 million and $129.0 million, respectively. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of March 31, 2017 were $271.9 million and $158.2 million, respectively.

Occasionally, the Company may enter into capital lease arrangements for various machinery, equipment, computer-related equipment, software, furniture or fixtures. The Company records amortization of assets leased under capital lease arrangements within depreciation expense.

On October 6, 2015, the Company purchased approximately 23 acres of land adjacent to the Company’s current headquarters location for $39.5 million. On March 1, 2017, the Company sold approximately 16 acres of the land for approximately $27.6 million and leased back certain office space in a sale-leaseback transaction. The lease has been classified as an operating lease and contains a ten year initial term plus renewal options with the future commitments included in Note 11.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

amortization of goodwill and indefinite-lived intangible assets, but instead requires these assets to be tested for impairment at least annually and more frequently upon the occurrence of specified events. In addition, all goodwill must be assigned to reporting units for purposes of impairment testing.

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs of $3.2 million related to patents were included in other assets as of March 31, 2018 and 2017. The Company capitalized costs of $15.4 million related to acquiring and obtaining orbital slots and other licenses included in other assets as of March 31, 2018 and 2017. Accumulated amortization related to these assets was $2.5 million and $2.1 million as of March 31, 2018 and 2017, respectively. Amortization expense related to these assets was an insignificant amount for the fiscal years ended March 31, 2018, March 31, 2017 and March 31, 2016. If a patent, orbital slot or orbital license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During fiscal years 2018, 2017 and 2016, the Company did not write off any significant costs due to abandonment or impairment.

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense using the effective interest rate method, or, when the results are not materially different, on a straight-line basis over the expected term of the related debt. During fiscal years 2018, 2017 and 2016, $9.8 million, $6.1 million and an insignificant amount, respectively, of debt issuance costs were capitalized. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in loss on extinguishment of debt in the consolidated statements of operations and comprehensive income. Debt issuance costs related to the Revolving Credit Facility are recorded in prepaid expenses and other current assets and in other long-term assets in the consolidated balance sheets in accordance with the authoritative guidance for imputation of interest (ASC 835-30). Debt issuance costs related to the Company’s 5.625% Senior Notes due 2025 (the 2025 Notes) and the Company’s direct loan facility with the Export-Import Bank of the United States for ViaSat-2 (the Ex-Im Credit Facility) are recorded as a direct deduction from the carrying amount of the related debt, consistent with debt discounts, in accordance with the authoritative guidance for imputation of interest (ASC 835-30).

Software development

Costs of developing software for sale are charged to research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. Capitalized costs, net, of $246.8 million and $203.7 million related to software developed for resale were included in other assets as of March 31, 2018 and 2017, respectively. The Company capitalized $75.6 million and $73.1 million of costs related to software developed for resale for the fiscal years ended March 31, 2018 and 2017, respectively. Amortization expense for software development costs was $32.5 million, $32.5 million and $32.2 million during fiscal years 2018, 2017 and 2016, respectively.

Impairment of long-lived and other long-term assets (property, equipment, and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), the Company assesses potential impairments to long-lived assets, including property, equipment and satellites, and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by the Company for fiscal years 2018, 2017 and 2016.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Based on the Company’s qualitative assessment performed during the fourth quarter of fiscal year 2018, the Company concluded that it was more likely than not that the estimated fair value of the Company’s reporting units exceeded their carrying values as of March 31, 2018, and therefore, determined it was not necessary to perform the two-step goodwill impairment test. No impairments were recorded by the Company related to goodwill and other intangible assets for fiscal years 2018, 2017 and 2016.

Warranty reserves

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when the Company ships the products or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within 12 months are classified as accrued liabilities and amounts expected to be incurred beyond 12 months are classified as other liabilities in the consolidated financial statements. For mature products, the Company estimates the warranty costs based on historical experience with the particular product. For newer products that do not have a history of warranty costs, the Company bases its estimates on its experience with the technology involved and the types of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience, and in that case, the Company will make future adjustments to the recorded warranty obligation (see Note 13).

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

Self-insurance liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company has recorded self-insurance liability for its plans of $4.5 million and $4.2 million in accrued liabilities in the consolidated balance sheets as of March 31, 2018 and 2017, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued liabilities in accordance with the estimated timing of the projected payments.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At March 31, 2018 and 2017, no such amounts were accrued related to the aforementioned provisions.

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

Investments in unconsolidated affiliate — equity method

Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as investment in unconsolidated affiliate in other assets (long-term) on the consolidated balance sheets. The Company records its share of the results of such entities within equity in income (losses) of unconsolidated affiliate, net on the consolidated statements of operations and comprehensive income (loss). The Company monitors such investments for other-than-temporary impairment by considering factors including the current economic and market conditions and the operating performance of the entities and records reductions in carrying values when necessary. The fair value of privately held investments is estimated using the best available information as of the valuation date, including current earnings trends, undiscounted cash flows, quoted stock prices of comparable public companies, and other company specific information, including recent financing rounds.

Common stock held in treasury

As of March 31, 2018 and 2017, the Company had no shares of common stock held in treasury.

During fiscal years 2018, 2017 and 2016, the Company issued 896,776, 792,616 and 703,043 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, the Company repurchased 335,295, 294,031 and 263,137 shares of common stock at cost and with a total value of $24.2 million, $21.7 million and $16.4 million during fiscal years 2018, 2017 and 2016, respectively. Although shares withheld for employee withholding taxes are technically not issued, they are treated as common stock repurchases for accounting purposes (with such shares deemed to be repurchased and then immediately retired), as they reduce the number of shares that otherwise would have been issued upon vesting of the restricted stock units. These retired shares remain as authorized stock; however they are considered to be unissued. The retirement of treasury stock had no impact on the Company’s total consolidated stockholders’ equity.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During fiscal years 2018, 2017 and 2016, the Company settled certain foreign exchange contracts and in connection therewith for each year recognized an insignificant gain or loss recorded in cost of revenues based on the nature of the underlying transactions. The fair value of the Company’s foreign currency forward contracts was an insignificant amount recorded as an other current asset as of March 31, 2018 and as an accrued liability as of March 31, 2017. The notional value of foreign currency forward contracts outstanding as of March 31, 2018 and 2017 was an insignificant amount and $2.6 million, respectively.

At March 31, 2018 the estimated net amount of unrealized gains or losses related to foreign currency forward contracts that was expected to be reclassified to earnings within the next 12 months was insignificant. The Company’s foreign currency forward contracts outstanding as of March 31, 2018 will mature within approximately 36 months from their inception. There were no gains or losses from ineffectiveness of these derivative instruments recorded for fiscal years 2018, 2017 and 2016.

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

Other comprehensive income related to the effects of foreign currency translation adjustments attributable to Viasat, Inc. during fiscal year 2018 was $22.8 million, or $15.8 million net of tax. Other comprehensive loss related to the effects of foreign currency translation adjustments attributed to Viasat, Inc. during fiscal years 2017 and 2016 were $2.4 million and an insignificant amount, respectively. The tax effect related to the effects of foreign currency translation adjustments recorded in other comprehensive income (loss) in fiscal years 2017 and 2016 was insignificant.

Revenue recognition

A substantial portion of the Company’s revenues is derived from long-term contracts requiring development and delivery of complex equipment built to customer specifications. Sales related to long-term contracts are accounted for under the authoritative guidance for the percentage-of-completion method of accounting (ASC 605-35). Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred related to the contract, or as products are shipped under the units-of-delivery method. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. During fiscal years 2018, 2017 and 2016, the Company recorded losses of approximately $10.2 million, $6.0 million and $5.1 million, respectively, related to loss contracts.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Contract costs on U.S. government contracts are subject to audit and review by the Defense Contracting Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. government agencies, as well as negotiations with U.S. government representatives. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal years 2016 through 2018. As of March 31, 2018, the DCAA had completed its incurred cost audit for fiscal year 2004 and approved the Company’s incurred cost claims for fiscal years 2005 through 2015 without further audit. Although the Company has recorded contract revenues subsequent to fiscal year 2015 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of March 31, 2018 and 2017, the Company had $1.6 million and $1.8 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts (see Note 12).

Advertising costs

In accordance with the authoritative guidance for advertising costs (ASC 720-35), advertising costs are expensed as incurred and included in SG&A expenses. Advertising expenses for fiscal years 2018, 2017 and 2016 were $14.4 million, $4.8 million and $12.2 million, respectively.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Commissions

The Company compensates third parties based on specific commission programs directly related to certain product and service sales, and these commissions costs are expensed as incurred.

Stock-based compensation

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes expense for restricted stock units and stock options on a straight-line basis over the employee’s requisite service period. During the third quarter of fiscal year 2018, the Company began granting total shareholder return (TSR) performance stock options to executive officers under the 1996 Equity Participation Plan (see Note 6). Expense for TSR performance stock options that vest is recognized regardless of the actual TSR outcome achieved and is recognized on a graded-vesting basis. Effective April 1, 2017, the Company adopted a change in accounting policy in accordance with ASU 2016-09, Compensation — Stock Compensation (ASC 718) to account for forfeitures as they occur. Prior to April 1, 2017, forfeitures were estimated at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates.

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

At March 31, 2018 and 2017, deferred rent included in other long-term liabilities in the Company’s consolidated balance sheets was $13.8 million and $10.7 million, respectively.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The Company’s analysis of the need for a valuation allowance on deferred tax assets considered historical as well as forecasted future operating results. In addition, the Company’s evaluation considered other factors, including the Company’s contractual backlog, history of positive earnings, current earnings trends assuming the Company’s satellite services segment continues to grow, taxable income adjusted for certain items, and forecasted income by jurisdiction. The Company also considered the period over which these net deferred tax assets can be realized and the Company’s history of not having federal tax loss carryforwards expire unused.

Earnings per share

Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding and potential common stock, if dilutive during the period. Potential common stock includes options granted (including TSR performance stock options) and restricted stock units awarded under the Company’s equity compensation plan which are included in the earnings per share calculations using the treasury stock method, common shares expected to be issued under the Company’s employee stock purchase plan, and shares potentially issuable under the ViaSat 401(k) Profit Sharing Plan in connection with the Company’s decision to pay a discretionary match in common stock or cash.

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

Recent authoritative guidance

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer. This guidance will replace most existing revenue recognition guidance and will be effective for the Company beginning in fiscal year 2019, including interim periods within that reporting period, based on the FASB decision in July 2015 (ASU 2015-14, Revenue from Contracts with Customers — Deferral of the Effective Date) to delay the effective date of the new revenue recognition standard by one year, but providing entities a choice to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which clarifies the implementation guidance on identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which provides practical expedient for contract modifications and clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transition. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to ASC 606, Revenue from Contracts with Customers, which provides for correction or improvement to the guidance previously issued in ASU 2014-09. These standards permit the use of either the retrospective or cumulative effect transition method. The Company currently plans to adopt the standard in fiscal year 2019 using the “modified retrospective method.” Under that method, the Company will apply the rules to all open contracts existing as of April 1, 2018, recognizing in beginning retained earnings an adjustment

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

for the cumulative effect of the change and the Company’s interim and annual fiscal year 2019 reporting periods will provide additional disclosures comparing results to previous accounting standards.

Based upon the Company’s evaluation to date, the Company believes the key changes in the standard impact its accounting for certain contract related costs such as the deferral of commissions in the Company’s satellite service segment, which are currently expensed as incurred under the current standard. The requirement to defer incremental contract acquisition costs and recognize them with the transfer of the related good or service will result in the recognition of a deferred charge on the Company’s consolidated balance sheet and corresponding impact to the Company’s consolidated statement of operations and comprehensive income (loss). The Company has to date reviewed a majority of its contracts with regard to the new revenue recognition standard and is in the process of finalizing the impacts on the Company’s financial statements and disclosures associated with adoption of the new standard.

In July 2015, the FASB issued ASU 2015-11, Inventory (ASC 330): Simplifying the Measurement of Inventory. ASU 2015-11 simplifies the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first out or the retail inventory method. Under the new standard, in-scope inventory should be measured at the lower of cost and net realizable value. The new standard should be applied prospectively and became effective for the Company in fiscal year 2018. The Company elected to early adopt this guidance on a prospective basis in the fourth quarter of fiscal year 2017 and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Income Taxes (ASC 740), which requires entities to classify deferred tax liabilities and assets as non-current in a classified balance sheet. The new guidance can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The new standard became effective for the Company in fiscal year 2018. During the fourth quarter of fiscal year 2016, the Company early adopted this standard retrospectively and reclassified all of its current deferred tax assets to non-current deferred tax assets on its consolidated balance sheets for all periods presented.

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

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (ASC 815). ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument, in and of itself, does not require dedesignation of a hedging relationship. This guidance became effective for the Company beginning in the first quarter of fiscal year 2018. The Company adopted this guidance in the first quarter of fiscal year 2018 on a prospective basis and the guidance did not have a material impact on its consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (ASC 815). ASU 2016-06 clarifies the requirements for assessing whether contingent put or call option in a debt instrument qualifies as a separate derivative. The new guidance is required to be applied on a modified retrospective basis to all existing and future debt instruments of the fiscal year for which the amendments are effective. This guidance became effective for the Company beginning in the first quarter of fiscal year 2018. The Company adopted this guidance in the first quarter of fiscal year 2018 on a modified retrospective basis and the guidance did not have a material impact on its consolidated financial statements and disclosures.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In March 2016, the FASB issued ASU 2016-07, Investment — Equity Method and Joint Ventures (ASC 323). ASU 2016-07 eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. This guidance became effective for the Company beginning in the first quarter of fiscal year 2018. The Company adopted this guidance in the first quarter of fiscal year 2018 on a prospective basis and the guidance did not have a material impact on its consolidated financial statements and disclosures.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (ASC 230). ASU 2016-15 makes eight targeted changes to how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The new standard will become effective for the Company beginning in fiscal year 2019, with early adoption permitted. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company early adopted the guidance on a retrospective basis in the second quarter of fiscal year 2018 and as a result cash payments for debt prepayment and extinguishment are classified as cash outflows for financing activities. Otherwise the adoption of this guidance did not have a material impact on its consolidated financial statements and disclosures.

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

In October 2016, the FASB issued ASU 2016-17, Consolidation: Interests Held through Related Parties That Are Under Common Control (ASC 810). The amendments change how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. The new standard became effective for the Company beginning in fiscal year 2018. The Company adopted this guidance in the first quarter of fiscal year 2018 on a retrospective basis and the guidance did not have a material impact on its consolidated financial statements and disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash (ASC 230). The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash and require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The new standard will become effective for the Company beginning in fiscal year 2019, with early adoption permitted. During the third quarter of fiscal year 2017, the Company early adopted this standard on a retrospective basis. The guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (ASC 718): Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The standard will become effective for the Company beginning in fiscal year 2019, with early adoption permitted. During the fourth quarter of fiscal year 2018, the Company early adopted this standard. The guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (ASC 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The amendments in this update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The standard will become effective for the Company beginning in fiscal year 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (ASC 220) which permits a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate under H.R.1, informally known as the Tax Cuts and Jobs Act, which was enacted into law on December 22, 2017 (the Tax Reform). The standard will become effective for the Company beginning in fiscal year 2020, with early adoption permitted. During the fourth quarter of fiscal year 2018, the Company early adopted this standard and elected to reclassify the stranded tax effects from accumulated other comprehensive income to retained earnings. Adoption of this standard resulted in a provisional reclassification of $2.2 million from accumulated other comprehensive income to retained earnings, which is reflected as a separate line within the Company’s consolidated statements of equity.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 2 — Composition of Certain Balance Sheet Captions

	As of March 31, 2018	As of March 31, 2017
	(In thousands)
Accounts receivable, net:
Billed	$184,536	$145,626
Unbilled	85,156	119,565
Allowance for doubtful accounts	(2,027)	(1,470)
	$267,665	$263,721
Inventories:
Raw materials	$62,252	$56,096
Work in process	47,465	25,820
Finished goods	86,590	81,285
	$196,307	$163,201
Prepaid expenses and other current assets:
Prepaid expenses	$68,516	$51,856
Other	8,619	5,980
	$77,135	$57,836
Satellites, net:
Satellites (estimated useful life of 10-17 years)	$1,152,503	$559,380
Capital lease of satellite capacity — Anik F2 (estimated useful life of 10 years)	99,090	99,090
Satellites under construction	362,342	776,354
	1,613,935	1,434,824
Less: accumulated depreciation and amortization	(373,948)	(326,554)
	$1,239,987	$1,108,270
Property and equipment, net:
Equipment and software (estimated useful life of 2-7 years)	$864,140	$679,008
CPE leased equipment (estimated useful life of 4-5 years)	298,746	271,917
Furniture and fixtures (estimated useful life of 7 years)	35,234	30,539
Leasehold improvements (estimated useful life of 2-17 years)	111,841	80,727
Building (estimated useful life of 24 years)	8,923	8,923
Land	15,322	14,573
Construction in progress	108,192	116,902
	1,442,398	1,202,589
Less: accumulated depreciation	(719,910)	(661,981)
	$722,488	$540,608
Other assets:
Investment in unconsolidated affiliate	$163,835	$141,894
Deferred income taxes	222,274	134,764
Capitalized software costs, net	246,792	203,686
Patents, orbital slots and other licenses, net	16,100	16,500
Other	37,133	32,522
	$686,134	$529,366
Accrued liabilities:
Collections in excess of revenues and deferred revenues	$121,439	$76,682
Accrued employee compensation	46,106	41,691
Accrued vacation	39,022	33,214
Warranty reserve, current portion	5,357	7,796
Other	51,752	65,576
	$263,676	$224,959
Other liabilities:
Deferred revenue, long-term portion	$77,831	$4,617
Deferred rent, long-term portion	13,769	10,743
Warranty reserve, long-term portion	1,557	3,262
Satellite performance incentive obligation, long-term portion	18,181	19,164
Deferred income taxes, long-term	864	1,936
Other	9,038	3,000
	$121,240	$42,722

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The following tables present the Company’s hierarchy for its assets measured at fair value on a recurring basis as of March 31, 2018 and assets and liabilities measured at fair value on a recurring basis as of March 31, 2017. The Company had no liabilities measured at fair value on a recurring basis as of March 31, 2018:

	Fair Value as of March 31, 2018	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$1,011	$1,011	$—	$—
Foreign currency forward contracts	9	—	9	—
Total assets measured at fair value on a recurring basis	$1,020	$1,011	$9	$—

	Fair Value as of March 31, 2017	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$2,003	$2,003	$—	$—
Total assets measured at fair value on a recurring basis	$2,003	$2,003	$—	$—
Liabilities:
Foreign currency forward contracts	$96	$—	$96	$—
Total liabilities measured at fair value on a recurring basis	$96	$—	$96	$—

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-term debt — The Company’s long-term debt consists of borrowings under its Revolving Credit Facility and Ex-Im Credit Facility (collectively, the Credit Facilities), as well as $700.0 million in aggregate principal amount of 2025 Notes. Long-term debt related to the Revolving Credit Facility is reported at the outstanding principal amount of borrowings, while long-term debt related to the Ex-Im Credit Facility and the Company’s current and former senior notes (including the 2025 Notes) is reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. As of March 31, 2018, the estimated fair value of the Company’s outstanding long-term debt related to the 2025 Notes was determined based on actual or estimated bids and offers for the 2025 Notes in an over-the-counter market (Level 2) and was $674.0 million. As of March 31, 2017, the fair value of the Company’s outstanding long-term debt related to its former $575.0 million in aggregate principal amount of 6.875% Notes due 2020 (the 2020 Notes) was determined using quoted prices in active markets (Level 1) and was $587.9 million. The 2020 Notes were repurchased and redeemed in full in connection with the issuance of the 2025 Notes. The fair value of the Company’s long-term debt related to the Revolving Credit Facility approximates its carrying amount due to its variable interest rate, which approximates a market interest rate. As of March 31, 2018 and 2017, the fair value of the Company’s long-term debt related to the Ex-Im Credit Facility was determined based on a discounted cash flow analysis using observable market interest rates for instruments with similar terms (Level 2) and was approximately $347.4 million and $297.2 million, respectively.

Satellite performance incentive obligation — The Company’s contract with the manufacturer of ViaSat-1 requires the Company to make monthly in-orbit satellite performance incentive payments, including interest at 7.0%, over a 15-year period from December 2011 to December 2026, subject to the continued satisfactory performance of the satellite. The Company records the net present value of these expected future payments as a liability and as a component of the cost of the satellite. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentive obligation on a recurring basis. The fair value of the Company’s outstanding satellite performance incentive obligation relating to the ViaSat-1 satellite is estimated to approximate its carrying value based on current rates (Level 2). As of each of March 31, 2018 and 2017, the Company’s estimated satellite performance incentive obligation relating to the ViaSat-1 satellite, including accrued interest was $21.0 million and $21.8 million, respectively.

Note 4 — Goodwill and Acquired Intangible Assets

During fiscal year 2018, the increase in the Company’s goodwill reflected the effects of foreign currency translation recorded within all three of the Company’s segments. During fiscal year 2017, the Company’s goodwill increased by $2.8 million, which reflected $3.8 million of goodwill acquired in connection with the acquisition of Arconics during the third quarter of fiscal year 2017, which was recorded in the Company’s satellite services segment. The increase was partially offset by the effects of foreign currency translation recorded within all three of the Company’s segments.

During fiscal year 2017, $19.3 million of the increase in other acquired intangibles related to the acquisition of Arconics recorded during the third quarter of fiscal year 2017 in the Company’s satellite services segment. All other amounts recorded related to the acquisition of Arconics were not significant. Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of two to ten years. Amortization expense related to other acquired intangible assets was $12.2 million, $10.8 million and $16.4 million for the fiscal years ended March 31, 2018, March 31, 2017 and March 31, 2016, respectively.

The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of international businesses acquired. Expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
Expected for fiscal year 2019	$9,571
Expected for fiscal year 2020	7,726
Expected for fiscal year 2021	5,277
Expected for fiscal year 2022	3,451
Expected for fiscal year 2023	3,146
Thereafter	2,691
$31,862

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The allocation of the other acquired intangible assets and the related accumulated amortization as of March 31, 2018 and 2017 is as follows:

		As of March 31, 2018			As of March 31, 2017
	Weighted Average Useful Life	Total	Accumulated Amortization	Net Book Value	Total	Accumulated Amortization	Net Book Value
	(In years)	(In thousands)
Technology	6	$90,652	$(69,387)	$21,265	$87,592	$(62,749)	$24,843
Contracts and customer relationships	7	103,808	(94,584)	9,224	103,034	(89,083)	13,951
Satellite co-location rights	9	8,600	(7,668)	932	8,600	(6,743)	1,857
Trade name	3	5,940	(5,940)	—	5,940	(5,940)	—
Other	6	10,137	(9,696)	441	9,925	(8,899)	1,026
Total other acquired intangible assets		$219,137	$(187,275)	$31,862	$215,091	$(173,414)	$41,677

Note 5 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of March 31, 2018 and 2017:

	As of March 31, 2018	As of March 31, 2017
	(In thousands)
2025 Notes	$700,000	$—
2020 Notes	—	575,000
Revolving Credit Facility	—	—
Ex-Im Credit Facility (1)	362,401	304,134
Other	—	288
Total debt	1,062,401	879,422
Unamortized premium/(discount and debt issuance costs), net (1)	(38,696)	(30,651)
Less: current portion of long-term debt	45,300	288
Total long-term debt	$978,405	$848,483

(1)

As of March 31, 2017, included in Ex-Im Credit Facility and in unamortized discount and debt issuance costs on the Ex-Im Credit Facility was $29.5 million and $23.0 million, respectively, relating to the exposure fees accrued as of such date and subsequently financed under the Ex-Im Credit Facility.

The estimated aggregate amounts and timing of payments on the Company’s long-term debt obligations as of March 31, 2018 for the next five fiscal years and thereafter were as follows (excluding the effects of discount accretion under the 2025 Notes and the Ex-Im Credit Facility):

For the Fiscal Years Ending
(In thousands)
2019	$45,300
2020	45,300
2021	45,300
2022	45,300
2023	45,300
Thereafter	835,901
1,062,401
Plus: unamortized discount and debt issuance costs	(38,696)
Total	$1,023,705

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revolving Credit Facility

As of March 31, 2018, the Revolving Credit Facility provided an $800.0 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of May 24, 2021.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. The Company has capitalized certain amounts of interest expense on the Revolving Credit Facility in connection with the construction of various assets during the construction period. The Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Revolving Credit Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of March 31, 2018, none of the Company’s subsidiaries guaranteed the Revolving Credit Facility.

The Revolving Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Revolving Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. Subsequent to the fiscal year end, on May 24, 2018, the Company amended the Revolving Credit Facility to, among other matters, increase the maximum permitted total leverage ratio for each of the quarters of fiscal year 2019.

The Company was in compliance with its financial covenants under the Revolving Credit Facility as of March 31, 2018. At March 31, 2018, the Company had no outstanding borrowings under the Revolving Credit Facility and $29.6 million outstanding under standby letters of credit, leaving borrowing availability under the Revolving Credit Facility as of March 31, 2018 of $770.4 million.

Ex-Im Credit Facility

As of March 31, 2018, the Ex-Im Credit Facility provided a $362.4 million senior secured direct loan facility, which was fully drawn. Of the $362.4 million in principal amount of borrowings made under the Ex-Im Credit Facility, $321.2 million was used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remaining $41.2 million used to finance the total exposure fees incurred under the Ex-Im Credit Facility (which included all previously accrued completion exposure fees).

Borrowings under the Ex-Im Credit Facility bear interest at a fixed rate of 2.38%, payable semi-annually in arrears. The effective interest rate on the Company’s outstanding borrowings under the Ex-Im Credit Facility, which takes into account timing and amount of borrowings, exposure fees, debt issuance costs and other fees, is 4.6%. Borrowings under the Ex-Im Credit Facility are required to be repaid in 16 approximately equal semi-annual principal installments, which commenced on April 15, 2018, with a maturity date of October 15, 2025. The Ex-Im Credit Facility is guaranteed by Viasat and is secured by first-priority liens on the ViaSat-2 satellite and related assets, as well as a pledge of the capital stock of the borrower under the facility.

The Ex-Im Credit Facility contains financial covenants regarding Viasat’s maximum total leverage ratio and minimum interest coverage ratio. In addition, the Ex-Im Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Ex-Im Credit Facility as of March 31, 2018.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Senior Notes

Discharge of indenture and loss on extinguishment of debt

In connection with the Company’s issuance of the 2025 Notes in September 2017, the Company repurchased and redeemed all of its $575.0 million in aggregate principal amount of 2020 Notes then outstanding through a cash tender offer and redemption, and the indenture governing the 2020 Notes was satisfied and discharged in accordance with its terms. In September 2017, the Company repurchased $298.2 million in aggregate principal amount of the 2020 Notes pursuant to the tender offer. The total cash payment to repurchase the tendered 2020 Notes in the tender offer, including accrued and unpaid interest to, but excluding, the repurchase date, was $309.3 million. Also in September 2017, in connection with the redemption of the remaining $276.8 million in aggregate principal amount of 2020 Notes, the Company irrevocably deposited $287.4 million with Wilmington Trust, as trustee, as trust funds solely for the benefit of the holders of such 2020 Notes. The redemption price for the 2020 Notes was 101.719% of the principal amount so redeemed, plus accrued and unpaid interest to, but excluding, the redemption date of October 5, 2017.

In connection with the satisfaction and discharge of the indenture governing the 2020 Notes, all of the obligations of the Company (other than certain customary provisions of the indenture that expressly survive pursuant to the terms of the indenture) were discharged in September 2017.

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

Senior Notes due 2025

In September 2017, the Company issued $700.0 million in principal amount of 2025 Notes in a private placement to institutional buyers. The 2025 Notes were issued at face value and are recorded as long-term debt, net of debt issuance costs, in the Company’s consolidated financial statements. The 2025 Notes bear interest at the rate of 5.625% per year, payable semi-annually in cash in arrears, which interest payments commenced in March 2018. Debt issuance costs associated with the issuance of the 2025 Notes are amortized to interest expense on a straight-line basis over the term of the 2025 Notes, the results of which are not materially different from the effective interest rate basis.

The 2025 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of March 31, 2018, none of the Company’s subsidiaries guaranteed the 2025 Notes. The 2025 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2025 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2025 Notes, and are senior in right of payment to all of their existing and future subordinated indebtedness.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
In November 1996, the Company adopted the 1996 Equity Participation Plan (the Equity Participation Plan). The Equity Participation Plan provides for the grant to executive officers, other key employees, consultants and non-employee directors of the Company a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, restricted stock units and performance awards. From November 1996 to September 2017 through various amendments of the Equity Participation Plan, the Company increased the maximum number of shares reserved for issuance under this plan to 29,050,000 shares. The Company believes that such awards better align the interests of its employees with those of its stockholders. Shares of the Company’s common stock granted under the Equity Participation Plan in the form of stock options or stock appreciation right are counted against the Equity Participation Plan share reserve on a one for one basis. Shares of the Company’s common stock granted under the Equity Participation Plan as an award other than as an option or as a stock appreciation right with a per share purchase price lower than 100% of fair market value on the date of grant are counted against the Equity Participation Plan share reserve as two shares for each share of common stock prior to September 22, 2010 and subsequent to September 19, 2012, and as 2.65 shares for each share of common stock during the period beginning on September 22, 2010 and ending on September 19, 2012. Restricted stock units are granted to eligible employees and directors and represent rights to receive shares of common stock at a future date.

In November 1996, the Company adopted the ViaSat, Inc. Employee Stock Purchase Plan (the Employee Stock Purchase Plan) to assist employees in acquiring a stock ownership interest in the Company and to encourage them to remain in the employment of the Company. The Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. From November 1996 to September 2017 through various amendments of the Employee Stock Purchase Plan, the Company increased the maximum number of shares reserved for issuance under this plan to 3,650,000 shares. To facilitate participation for employees located outside of the United States in light of non-U.S. law and other considerations, the amended Employee Stock Purchase Plan also provides for the grant of purchase rights that are not intended to be tax-qualified. The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during specified six-month offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the Employee Stock Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower.

Total stock-based compensation expense recognized in accordance with the authoritative guidance for share-based payments was as follows:

	Fiscal Years Ended
	March 31, 2018	March 31, 2017	March 31, 2016
	(In thousands)
Stock-based compensation expense before taxes	$68,545	$55,775	$47,510
Related income tax benefits	(16,278)	(21,057)	(18,089)
Stock-based compensation expense, net of taxes	$52,267	$34,718	$29,421

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The compensation cost that has been charged against income for the Equity Participation Plan under the authoritative guidance for share-based payments was $65.1 million, $52.6 million and $45.2 million, and for the Employee Stock Purchase Plan was $3.4 million, $3.1 million and $2.3 million, for the fiscal years ended March 31, 2018, March 31, 2017 and March 31, 2016, respectively. The Company capitalized $8.0 million, $6.6 million and $5.6 million of stock-based compensation expense as a part of the cost for software development for resale included in other assets and as a part of the equipment and software for internal use included in property and equipment for fiscal years 2018, 2017 and 2016, respectively.

As of March 31, 2018, total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Equity Participation Plan (including stock options, TSR performance stock options and restricted stock units) and the Employee Stock Purchase Plan was $184.3 million and $1.0 million, respectively. These costs are expected to be recognized over a weighted average period of 2.0 years, 2.1 years and 2.7 years, for stock options, TSR performance stock options and restricted stock units, respectively, under the Equity Participation Plan and less than six months under the Employee Stock Purchase Plan.

Stock options, TSR performance stock options and employee stock purchase plan. The Company’s employee stock options typically have a simple four-year vesting schedule and a six year contractual term. During the third quarter of fiscal year 2018, the Company began granting TSR performance stock options to executive officers under the 1996 Equity Participation Plan. The number of shares of TSR performance stock options that will become eligible to vest based on the time-based vesting schedule described below is based on a comparison over a four-year performance period of the Company’s TSR to the TSR of the companies included in the S&P Mid Cap 400 Index. The number of options that may become vested and exercisable will range from 0% to 175% of the target number of options based on the Company’s relative TSR ranking for the performance period. The Company’s TSR performance stock options have a four-year time-based vesting schedule and a six year contractual term. The TSR performance stock options must be vested under both the time-based vesting schedule and the performance-based vesting conditions in order to become exercisable. Expense for TSR performance stock options that time-vest is recognized regardless of the actual TSR outcome achieved and is recognized on a graded-vesting basis. The weighted average estimated fair value of TSR performance stock options granted during fiscal year 2018 was $32.04 per share, using the Monte Carlo simulation. The weighted average estimated fair value of employee stock options granted and employee stock purchase plan shares issued during fiscal year 2018 was $19.86 and $15.09 per share, respectively, during fiscal year 2017 was $23.62 and $16.27 per share, respectively, and during fiscal year 2016 was $20.35 and $13.37 per share, respectively, using the Black-Scholes model. The weighted average assumptions (annualized percentages) used in the Black-Scholes model and Monte Carlo simulation were as follows:

	Employee Stock Options			TSR Performance Stock Options	Employee Stock Purchase Plan
	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2018 *	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016
Volatility	30.4%	33.4%	32.9%	27.5%	22.0%	31.1%	24.6%
Risk-free interest rate	1.9%	1.7%	1.7%	1.9%	1.3%	0.5%	0.3%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected life	5.4 years	5.5 years	5.5 years	5.0 years	0.5 years	0.5 years	0.5 years

*	The Company began granting TSR performance stock options to executive officers in the third quarter of fiscal year 2018.

The Company’s expected volatility is a measure of the amount by which its stock price is expected to fluctuate over the expected term of the stock-based award. The estimated volatilities for stock options and TSR performance options are based on the historical volatility calculated using the daily stock price of the Company’s stock over a recent historical period equal to the expected term. The risk-free interest rate that the Company uses in determining the fair value of its

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

stock-based awards is based on the implied yield on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of its stock-based awards. The expected terms or lives of employee stock options and TSR performance stock options represent the expected period of time from the date of grant to the estimated date that the stock options under the Company’s Equity Participation Plan would be fully exercised. The expected term assumption is estimated based primarily on the options’ vesting terms and remaining contractual life and employees’ expected exercise and post-vesting employment termination behavior.

A summary of employee stock option activity for fiscal year 2018 is presented below:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)
Outstanding at March 31, 2017	2,004,262	$58.99
Options granted	53,000	63.59
Options canceled	(3,750)	65.86
Options exercised	(287,012)	46.59
Outstanding at March 31, 2018	1,766,500	$61.13	3.05	$10,279
Vested and exercisable at March 31, 2018	1,111,625	$58.14	2.40	$9,185

The total intrinsic value of stock options exercised during fiscal years 2018, 2017 and 2016 was $5.2 million, $8.3 million and $14.5 million, respectively. All options issued under the Company’s stock option plans have an exercise price equal to the fair market value of the Company’s stock on the date of the grant. The excess tax deficiency from stock options exercised during fiscal year 2018 was an insignificant amount. No excess tax benefits were realized from stock options exercised during fiscal years 2017 and 2016 as the excess tax benefit from stock options exercised increased the Company’s net operating loss carryforward.

A summary of TSR performance stock option activity for fiscal year 2018 is presented below:

	Number of Shares (1)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)
Outstanding at March 31, 2017 (2)	—	$—
TSR performance options granted	497,500	73.77
TSR performance options canceled	—	—
TSR performance options exercised	—	—
Outstanding at March 31, 2018	497,500	$73.77	5.63	$—
Vested and exercisable at March 31, 2018	—	$—	—	$—

(1)	Number of shares is based on the target number of options under each TSR performance stock option.
(2)	The Company began granting TSR performance stock options to executive officers in the third quarter of fiscal year 2018.

Restricted stock units. Restricted stock units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. There is no exercise price and no monetary payment required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock units generally vest over four years. Compensation cost for these awards is based on the fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. For fiscal years 2018, 2017 and 2016, the Company recognized $54.0 million, $44.9 million and $38.4 million, respectively, in stock-based compensation expense related to these restricted stock unit awards.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The per unit weighted average grant date fair value of restricted stock units granted during fiscal years 2018, 2017 and 2016 was $72.89, $69.99 and $61.81, respectively. A summary of restricted stock unit activity for fiscal year 2018 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding at March 31, 2017	2,679,354	$64.47
Awarded	1,166,362	72.89
Forfeited	(86,746)	67.73
Released	(896,776)	64.98
Outstanding at March 31, 2018	2,862,194	$67.64
Vested and deferred at March 31, 2018	159,460	$40.58

The total fair value of shares vested related to restricted stock units during the fiscal years 2018, 2017 and 2016 was $64.6 million, $58.4 million and $43.8 million, respectively.

Note 7 — Shares Used In Computing Diluted Net (Loss) Income Per Share

	Fiscal Years Ended
	March 31, 2018	March 31, 2017	March 31, 2016
	(In thousands)
Weighted average:
Common shares outstanding used in calculating basic net (loss) income per share attributable to Viasat, Inc. common stockholders	58,438	52,318	48,464
Options to purchase common stock as determined by application of the treasury stock method	—	246	281
TSR performance options to purchase common stock as determined by application of the treasury stock method	—	*	*
Restricted stock units to acquire common stock as determined by application of the treasury stock method	—	658	533
Potentially issuable shares in connection with certain terms of the ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan	—	174	167
Shares used in computing diluted net (loss) income per share attributable to Viasat, Inc. common stockholders	58,438	53,396	49,445

*	The Company began granting TSR performance stock options to executive officers in the third quarter of fiscal year 2018 (see Note 6).

The weighted average number of shares used to calculate basic and diluted net loss per share attributable to Viasat, Inc. common stockholders is the same for fiscal year ended 2018, as the Company incurred a net loss attributable to Viasat, Inc. common stockholders for such period and inclusion of potentially dilutive weighted average shares of common stock would be antidilutive. Potentially dilutive weighted average shares of common stock excluded from the calculation for fiscal year ended 2018 were 1,358,275 relating to stock options (other than TSR performance stock options), 175,598 relating to TSR performance stock options, 1,053,649 relating to restricted stock units, and 193,608 relating to certain terms of the ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan, respectively.

Antidilutive shares relating to stock options excluded from the calculation comprised 582,315 and 810,231 shares for the fiscal years ended March 31, 2017 and March 31, 2016, respectively. Antidilutive shares relating to restricted stock units excluded from the calculation comprised 24 and 4,138 for the fiscal years ended March 31, 2017 and March 31, 2016, respectively.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 8 — Income Taxes

The components of (loss) income before income taxes by jurisdiction are as follows:

	Fiscal Years Ended
	March 31, 2018	March 31, 2017	March 31, 2016
	(In thousands)
United States	$(92,767)	$29,649	$20,280
Foreign	(12,703)	(4,265)	(2,683)
	$(105,470)	$25,384	$17,597

The benefit from (provision for) income taxes includes the following:

	Fiscal Years Ended
	March 31, 2018	March 31, 2017	March 31, 2016
	(In thousands)
Current tax benefit (provision)
Federal	$(284)	$(2,041)	$(132)
State	(401)	(1,167)	(543)
Foreign	(953)	(600)	(148)
	(1,638)	(3,808)	(823)
Deferred tax benefit (provision)
Federal	24,833	(4,410)	(2,266)
State	10,450	4,509	7,090
Foreign	1,572	92	172
	36,855	191	4,996
Total benefit from (provision for) income taxes	$35,217	$(3,617)	$4,173

Significant components of the Company’s net deferred tax assets are as follows:

	As of
	March 31, 2018	March 31, 2017
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$184,177	$202,752
Tax credit carryforwards	189,970	145,369
Other	46,376	74,962
Valuation allowance	(29,049)	(17,728)
Total deferred tax assets	391,474	405,355
Deferred tax liabilities:
Intangible assets	(73,403)	(98,099)
Property, equipment and satellites	(96,661)	(174,428)
Total deferred tax liabilities	(170,064)	(272,527)
Net deferred tax assets	$221,410	$132,828

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the benefit from (provision for) income taxes to the amount computed by applying the statutory federal income tax rate to (loss) income before income taxes is as follows:

	Fiscal Years Ended
	March 31, 2018	March 31, 2017	March 31, 2016
	(In thousands)
Tax benefit (provision) at federal statutory rate	$22,149	$(8,885)	$(6,167)
State tax benefit (provision), net of federal benefit	2,605	(1,681)	(1,197)
Tax credits, net of valuation allowance	21,898	15,121	16,016
Non-deductible compensation	(2,852)	(2,659)	(2,457)
Non-deductible transaction costs	-	(645)	(30)
Non-deductible meals and entertainment	(727)	(794)	(751)
Stock-based compensation	799	(886)	(551)
Change in federal tax rate due to Tax Reform	(5,335)	—	—
Change in state effective tax rate	(235)	(417)	354
Foreign effective tax rate differential, net of valuation allowance	(2,054)	(2,391)	(859)
Other	(1,031)	(380)	(185)
Total benefit from (provision for) income taxes	$35,217	$(3,617)	$4,173

Effective January 1, 2018, the Tax Reform reduced the corporate federal income tax rate from 35% to 21%. As the Company has a March 31 fiscal year-end, the lower corporate federal income tax rate is phased in, resulting in a U.S. statutory federal rate of approximately 31.6% for fiscal year 2018. However, the Company has applied the 21% federal tax rate in the rate reconciliation for fiscal year 2018 as the fiscal year 2018 taxable loss will not be subject to federal tax at the 31.6% blended tax rate. Instead, the taxable loss increases the net operating loss carryforwards and will be subject to the lower 21% federal tax rate in future periods.

As of March 31, 2018, the Company had federal and state research credit carryforwards of $135.8 million and $130.0 million, respectively, which begin to expire in fiscal year 2026 and fiscal year 2019, respectively. As of March 31, 2018, the Company had federal and state net operating loss carryforwards of $697.8 million and $637.8 million, respectively, which begin to expire in fiscal year 2021 and fiscal year 2019, respectively. The Tax Reform repealed the alternative minimum tax (AMT) for tax years beginning January 1, 2018, and provides that existing AMT credit carryovers are refundable beginning in calendar year 2018. The Company has an insignificant amount of AMT credit carryovers that are expected to be fully refunded by fiscal year 2022.

In accordance with ASU 2016-09, which the Company adopted during the first quarter of fiscal year 2018, the Company recorded a cumulative effect adjustment as of the beginning of the first quarter of fiscal year 2018 to increase retained earnings by $58.7 million with a corresponding increase to deferred tax assets to recognize net operating loss carryforwards attributable to excess tax benefits on share-based compensation that had not been previously recognized. On a prospective basis, the Company recognizes excess tax benefits or deficiencies on vesting or settlement of awards as discrete items within income tax benefit or provision within net income (loss) and the related cash flows classified within operating activities.

In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Future realization of existing deferred tax assets ultimately depends on future profitability and the existence of sufficient taxable income of appropriate character (for example, ordinary income versus capital gains) within the carryforward period available under tax law. In the event that the Company’s estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established which would cause a decrease to income in the period such determination is made. A valuation allowance of $29.0 million at March 31, 2018 and $17.7 million at March 31, 2017 has been established relating to state and foreign net operating loss carryforwards, state research credit carryforwards, and foreign tax credits that, based on management’s estimate of future taxable income attributable to such jurisdictions and generation of additional research credits, are considered more likely than not to expire unused.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	As of
	March 31, 2018	March 31, 2017	March 31, 2016
	(In thousands)
Balance, beginning of fiscal year	$49,066	$45,080	$41,769
Decrease related to prior year tax positions	(155)	(421)	(586)
Increases related to current year tax positions	6,563	4,407	3,897
Balance, end of fiscal year	$55,474	$49,066	$45,080

Of the total unrecognized tax benefits at March 31, 2018, $49.5 million would reduce the Company’s annual effective tax rate if recognized, subject to valuation allowance consideration.

In the next 12 months it is reasonably possible that the amount of unrecognized tax benefits will not change significantly.

The Company is subject to periodic audits by domestic and foreign tax authorities. By statute, the Company’s U.S. federal income tax returns are subject to examination by the Internal Revenue Service (“IRS”) for fiscal years 2015 through 2017. Additionally, tax credit carryovers that were generated in prior years and utilized in these years may also be subject to examination by the IRS. With few exceptions, fiscal years 2014 to 2017 remain open to examination by state and foreign taxing jurisdictions. The Company believes that it has appropriate support for the income tax positions taken on its tax returns and its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest or penalties associated with uncertain tax positions as of March 31, 2018 and 2017.

U.S. Tax Reform

On December 22, 2017, the Tax Reform was enacted into law. Among other matters, the Tax Reform lowered the corporate federal income tax rate from 35% to 21%, effective January 1, 2018, and transitions U.S. international taxation from a worldwide tax system to a territorial tax system, including a one-time transition tax on accumulated foreign earnings, and creates new taxes on certain foreign earnings.

For the fiscal year ended March 31, 2018, the Company has not finalized the accounting for the tax effects of the enactment of the Tax Reform. However, consistent with applicable SEC guidance, the Company has made a reasonable estimate of the effects on the Company’s existing deferred tax balances and has recognized a provisional income tax expense of $5.3 million for the fiscal year ended March 31, 2018 related to the re-measurement of deferred tax assets and liabilities. Based on the Company's provisional assessment, the one-time transition tax had no impact to its income tax provision.

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

Note 9 — Equity Method Investments and Related Party Transactions

Eutelsat strategic partnering arrangement

In March 2017, the Company acquired a 49% interest in Euro Infrastructure Co. for $139.5 million as part of the consummation of the Company’s strategic partnering arrangement with Eutelsat. The Company’s total net cash outlay for its investment in Euro Infrastructure Co., including approximately $2.4 million of transaction costs, was approximately $141.9 million. Also at the closing, Eutelsat purchased 49% of the issued shares of a subsidiary of the Company, Euro Retail Co. for an immaterial amount. Under the strategic partnering arrangement, Euro Infrastructure Co. owns and operates the KA-SAT satellite and related assets and offers wholesale satellite capacity services in the European region, and Euro Retail Co. purchases wholesale satellite capacity services and offers retail satellite-based broadband internet

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

services in the European region. Also at the closing, the Company and Eutelsat entered into shareholders’ agreements and other ancillary agreements with respect to the ownership, management and operation of the two entities.

The Company’s investment in Euro Infrastructure Co. is accounted for under the equity method and the total investment, including basis difference allocated to tangible assets, identifiable intangible assets, deferred income taxes and goodwill, is classified as a single line item, as an investment in unconsolidated affiliate, on the Company’s consolidated balance sheets. Because the underlying net assets in Euro Infrastructure Co. and the related excess carrying value of investment over the proportionate share of net assets are denominated in Euros, foreign currency translation gains or losses impact the recorded value of the Company’s investment. The Company recorded foreign currency translation gains, net of tax, of approximately $12.7 million for the fiscal year ended March 31, 2018, in accumulated other comprehensive income (loss). The Company records its proportionate share of the results of Euro Infrastructure Co., and any related basis difference amortization expense, within equity in income (losses) of unconsolidated affiliate, net, one quarter in arrears. Accordingly, the Company included its share of the results of Euro Infrastructure Co. from the date of the Company’s investment in Euro Infrastructure Co. on March 3, 2017 through December 31, 2017 in its consolidated financial statements for the fiscal year ended March 31, 2018. The Company’s investment in Euro Infrastructure Co. is presented at cost of investment plus its accumulated proportional share of income or loss, including amortization of the difference in the historical basis of the Company’s contribution, less any distributions it has received.

The difference between the Company’s carrying value of its investment in Euro Infrastructure Co. and its proportionate share of the net assets of Euro Infrastructure Co. as of March 31, 2018 and March 31, 2017 is summarized as follows:

	As of March 31, 2018	As of March 31, 2017
	(In thousands)
Carrying value of investment in Euro Infrastructure Co.	$163,835	$141,894
Less: proportionate share of net assets of Euro Infrastructure Co.	147,115	127,393
Excess carrying value of investment over proportionate share of net assets	$16,720	$14,501
The excess carrying value has been primarily assigned to:
Goodwill	$23,523	$20,791
Identifiable intangible assets	12,839	12,379
Tangible assets	(21,342)	(20,241)
Deferred income taxes	1,700	1,572
	$16,720	$14,501

The identifiable intangible assets have useful lives of up to 11 years and a weighted average useful life of approximately ten years, and tangible assets have useful lives of up to 11 years and a weighted average useful life of approximately 11 years. Goodwill is not deductible for tax purposes.

The Company’s share of income on its investment in Euro Infrastructure Co. was $2.0 million for the fiscal year ended March 31, 2018, consisting of the Company’s share of equity in Euro Infrastructure Co.’s income, including amortization of the difference in the historical basis of the Company’s contribution. As the Company records its proportionate share of the results of Euro Infrastructure Co., and any related basis difference amortization expense, within equity in income (losses) of unconsolidated affiliate, net, one quarter in arrears, the Company did not have any share of income on its investment in Euro Infrastructure Co. in the prior year period.

Since acquiring its interest in Euro Infrastructure Co., the Company has recorded $2.0 million in retained earnings of undistributed cumulative earnings in equity interests, net of tax, as of March 31, 2018.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Related-party transactions

Transactions with the equity method investee are considered related-party transactions. Richard Baldridge, the President and Chief Operating Officer and a Director of the Company, also serves on the board of directors of Ducommun Inc. The following tables set forth the material related-party transactions entered into between Euro Infrastructure Co. and its subsidiaries, or Ducommon Inc. on the one hand, and the Company and its subsidiaries, on the other hand, in the ordinary course of business for the time periods presented:

	Fiscal Years Ended
	March 31, 2018	March 31, 2017	March 31, 2016
	(In thousands)
Revenue – Euro Infrastructure Co.	$9,277	$ **	$ *
Expense – Euro Infrastructure Co.	7,134	**	*
Cash received – Euro Infrastructure Co.	7,460	**	*
Cash paid – Euro Infrastructure Co.	7,040	**	*

	As of March 31, 2018	As of March 31, 2017
	(In thousands)
Accounts receivable – Euro Infrastructure Co.	$3,307	$ **
Accounts payable – Ducommun Inc.	2,073	***
Collections in excess of revenues and deferred revenues – Euro Infrastructure Co.	3,246	**

*	Euro Infrastructure Co. and its subsidiaries were not related parties in fiscal year 2016.
**	Amount was insignificant.
***	There was no related-party activity for the periods indicated.

Note 10 — Employee Benefits

The Company is a sponsor of a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code. Under the plan, the Company may make discretionary contributions to the plan which vest over six years. The Company’s discretionary matching contributions to the plan are based on the amount of employee contributions and can be made in cash or the Company’s common stock at the Company’s election. Subsequent to the 2018 fiscal year end, the Company elected to settle the discretionary contributions liability in shares of the Company’s common stock, consistent with fiscal year 2017. Based on the closing price of the Company’s common stock at the 2018 fiscal year end, the Company would issue approximately 294,507 shares of common stock at this time. Discretionary contributions accrued by the Company as of March 31, 2018 and 2017 amounted to $19.4 million and $16.8 million, respectively.

Note 11 — Commitments

In January 2008, the Company entered into several agreements with Space Systems/Loral, Inc. (SS/L), its former parent company Loral Space & Communications, Inc. (Loral) and Telesat Canada related to the Company’s ViaSat-1 satellite, which was placed into service in January 2012. The Company’s contract with SS/L requires monthly in-orbit satellite performance incentive payments, including interest, over a 15-year period from December 2011 until December 2026, subject to the continued satisfactory performance of the satellite. The Company recorded the net present value of these expected future payments as a liability and as a component of the cost of the satellite during the third quarter of fiscal year 2012. As of March 31, 2018, the Company’s estimated satellite performance incentive obligation and accrued interest for the ViaSat-1 satellite was approximately $21.0 million, of which $2.8 million and $18.2 million have been classified current in accrued liabilities and non-current in other liabilities, respectively. Under the satellite construction contract with SS/L, the Company may incur up to $28.5 million in total costs for satellite performance incentive obligation and related interest earned over the 15-year period for ViaSat-1 with potential future minimum payments of $2.5 million, $2.6 million, $2.8 million, $3.0 million and $3.3 million in fiscal years 2019, 2020, 2021, 2022 and 2023, respectively, with $14.3 million commitments thereafter.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In May 2013, the Company entered into an agreement to purchase the ViaSat-2 satellite from The Boeing Company (Boeing), which satellite was paced into service during the fourth quarter of fiscal year 2018. The agreement was amended in April 2017 to replace the remaining milestone payments for the satellite with approximately $21.0 million of in-orbit satellite performance incentives payments, excluding interest, payable monthly over a nine-year period commencing one month after the completion of in-orbit testing (as defined in the contract), subject to the continued satisfactory performance of the satellite.

In July 2016, the Company entered into two separate agreements with Boeing for the construction and purchase of two ViaSat-3 class satellites and the integration of Viasat’s payload technologies into the satellites. The aggregate purchase price for the two satellites is approximately $379.5 million (subject to purchase price adjustments based on factors such as launch delay and early delivery), plus an additional amount for launch support services to be performed by Boeing. In addition, under one of these agreements, the Company has the option to order up to two additional ViaSat-3 class satellites. The first ViaSat-3 class satellite is expected to provide broadband services over the Americas, and the second is expected to provide broadband services over the Europe, Middle East and Africa (EMEA) region.

In addition to the satellite construction agreements described above, the Company also enters into various other satellite-related purchase commitments, including with respect to the provision of launch services, operation of our satellites and satellite insurance. As of March 31, 2018, future minimum payments under the Company’s satellite construction contracts and other satellite-related purchase commitments for the next five fiscal years and thereafter were as follows:

Fiscal Years Ending	(In thousands)
2019	$229,433
2020	149,094
2021	47,124
2022	8,977
2023	5,323
Thereafter	30,037
$469,988

The Company has various other purchase commitments under satellite capacity agreements which are used to provide satellite networking services to its customers for future minimum payments of approximately $49.4 million, $56.6 million, $43.3 million, $19.3 million and $13.3 million in fiscal years 2019, 2020, 2021, 2022 and 2023, respectively, and no further minimum payments thereafter.

The Company leases office and other facilities under non-cancelable operating leases with initial terms ranging from one to 15 years which expire between fiscal year 2019 and fiscal year 2030 and provide for pre-negotiated fixed rental rates during the terms of the lease. Certain of the Company’s facilities leases contain option provisions which allow for extension of the lease terms.

For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as rent expense on a straight-line basis over the lease term as that term is defined in the authoritative guidance for leases including any option periods considered in the lease term and any periods during which the Company has use of the property but is not charged rent by a landlord (“rent holiday”). Leasehold improvement incentives paid to the Company by a landlord are recorded as a liability and amortized as a reduction of rent expense over the lease term. Total rent expense was $41.2 million, $34.0 million and $27.7 million in fiscal years 2018, 2017 and 2016, respectively.

As of March 31, 2018, future minimum lease payments for the next five fiscal years and thereafter were as follows:

Fiscal Years Ending	(In thousands)
2019	$46,182
2020	48,933
2021	48,941
2022	47,035
2023	42,514
Thereafter	175,426
$409,031

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

In March 2016, the Company’s 52% majority-owned subsidiary TrellisWare was informed by the Civil Division of the U.S. Attorney’s Office for the Southern District of California that it was investigating TrellisWare’s eligibility for certain prior government contracts and whether TrellisWare’s conduct in connection therewith violated the False Claims Act. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information available to determine whether such accruals should be adjusted and whether new accruals are required. During the fourth quarter of fiscal year 2017, based on further developments in that investigation and TrellisWare’s discussions with the U.S. Attorney’s Office, the Company accrued a total loss contingency of $11.8 million in SG&A expenses in its government systems segment, which consisted of $11.4 million in uncharacterized damages and $0.4 million in penalties. The impact of the loss contingency on net income attributable to Viasat, Inc. stockholders for fiscal year 2017, net of tax, was $4.0 million, with the related amount of $3.7 million recorded to net (loss) income attributable to noncontrolling interests, net of tax, while the impact on basic and diluted net income per share attributable to Viasat, Inc. common stockholders for fiscal year 2017 was $0.08 per share and $0.07 per share, respectively. As of March 31, 2017, the total loss contingency was recorded in accrued liabilities and other long term liabilities in the consolidated balance sheet in the amounts of $8.8 million and $3.0 million, respectively. In the fourth quarter of fiscal year 2018, the TrellisWare investigation was settled and the accrued amount of loss contingency was paid out in full.

The Company has contracts with various U.S. government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal years 2016 through 2018. As of March 31, 2018, the DCAA had completed its incurred cost audit for fiscal year 2004 and approved the Company’s incurred cost claims for fiscal years 2005 through 2015 without further audit. Although the Company has recorded contract revenues subsequent to fiscal year 2015 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of March 31, 2018 and 2017, the Company had $1.6 million and $1.8 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on the status of the related contracts.

Note 13 — Product Warranty

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within 12 months are classified as accrued liabilities and amounts expected to be incurred beyond 12 months are classified as other liabilities in the consolidated financial statements. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, the Company bases its

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

estimates on its experience with the technology involved and the types of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual in fiscal years 2018, 2017 and 2016.

	Fiscal Years Ended
	March 31, 2018	March 31, 2017	March 31, 2016
	(In thousands)
Balance, beginning of period	$11,058	$11,434	$15,545
Change in liability for warranties issued in period	897	7,815	4,327
Settlements made (in cash or in kind) during the period	(5,041)	(8,191)	(8,438)
Balance, end of period	$6,914	$11,058	$11,434

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment revenues and operating profits (losses) for the fiscal years ended March 31, 2018, March 31, 2017 and March 31, 2016 were as follows:

	Fiscal Years Ended
	March 31, 2018	March 31, 2017	March 31, 2016
	(In thousands)
Revenues:
Satellite services
Product (1)	$664	$27,711	$25,606
Service	588,623	601,936	533,628
Total	589,287	629,647	559,234
Commercial networks
Product	198,034	211,458	228,694
Service	35,187	33,149	22,042
Total	233,221	244,607	250,736
Government systems
Product	556,849	474,767	410,521
Service	215,268	210,316	196,940
Total	772,117	685,083	607,461
Elimination of intersegment revenues	—	—	—
Total revenues	$1,594,625	$1,559,337	$1,417,431
Operating profits (losses):
Satellite services (1)	$12,018	$131,085	$81,830
Commercial networks	(229,105)	(180,496)	(111,339)
Government systems (2)	137,131	96,658	87,066
Elimination of intersegment operating profits	—	—	—
Segment operating (loss) profit before corporate and amortization of acquired intangible assets	(79,956)	47,247	57,557
Corporate	—	—	—
Amortization of acquired intangible assets	(12,231)	(10,788)	(16,438)
(Loss) income from operations	$(92,187)	$36,459	$41,119

(1)

Product revenues and operating profits in the satellite services segment included $26.8 million and $25.3 million for the fiscal years ended March 31, 2017 and March 31, 2016, respectively, relating to amounts realized under the Company’s settlement agreement entered into in fiscal year 2015 with SS/L and its former parent company Loral. As of March 31, 2017, all payments pursuant to this settlement agreement had been recorded and no further impacts to the Company’s consolidated financial statements are anticipated related to this settlement agreement.

(2)

Operating profits for the government systems segment reflected $11.8 million of SG&A expenses for the fiscal year ended March 31, 2017, relating to uncharacterized damages and penalties in connection with the False Claims Act civil investigation related to the Company’s 52% majority-owned subsidiary TrellisWare. In the fourth quarter of fiscal year 2018, the TrellisWare investigation was settled and the accrued amount of loss contingency was paid out in full. See Note 12.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. The Company’s property and equipment, including its satellites, earth stations and other networking equipment, are assigned to corporate assets as they are available for use by the various segments throughout their estimated useful lives. Segment assets as of March 31, 2018, March 31, 2017 and March 31, 2016 were as follows:

	As of March 31, 2018	As of March 31, 2017	As of March 31, 2016
	(In thousands)
Segment assets:
Satellite services	$66,830	$81,728	$57,529
Commercial networks	211,447	179,992	212,943
Government systems	337,451	326,242	311,927
Total segment assets	615,728	587,962	582,399
Corporate assets	2,798,381	2,366,691	1,814,913
Total assets	$3,414,109	$2,954,653	$2,397,312

Other acquired intangible assets, net and goodwill included in segment assets as of March 31, 2018 and 2017 were as follows:

	Other Acquired Intangible Assets, Net		Goodwill
	As of March 31, 2018	As of March 31, 2017	As of March 31, 2018	As of March 31, 2017
	(In thousands)
Satellite services	$16,580	$21,843	$13,991	$13,579
Commercial networks	3,340	4,903	44,011	43,930
Government systems	11,942	14,931	63,083	62,367
Total	$31,862	$41,677	$121,085	$119,876

Amortization of acquired intangible assets by segment for the fiscal years ended March 31, 2018, March 31, 2017 and March 31, 2016 was as follows:

	Fiscal Years Ended
	March 31, 2018	March 31, 2017	March 31, 2016
	(In thousands)
Satellite services	$7,622	$5,866	$9,122
Commercial networks	1,563	1,679	2,569
Government systems	3,046	3,243	4,747
Total amortization of acquired intangible assets	$12,231	$10,788	$16,438

Revenue information by geographic area for the fiscal years ended March 31, 2018, March 31, 2017 and March 31, 2016 was as follows:

	Fiscal Years Ended
	March 31, 2018	March 31, 2017	March 31, 2016
	(In thousands)
United States	$1,403,473	$1,352,002	$1,207,651
Europe, the Middle East and Africa	85,704	85,828	80,202
Asia, Pacific	72,465	88,888	79,213
North America other than United States	18,777	24,649	38,957
Central and Latin America	14,206	7,970	11,408
Total revenues	$1,594,625	$1,559,337	$1,417,431

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company distinguishes revenues from external customers by geographic area based on customer location.

The net book value of long-lived assets located outside the United States was $53.4 million at March 31, 2018, $32.4 million at March 31, 2017 and $23.7 million at March 31, 2016.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Three Fiscal Years Ended March 31, 2018

Allowance for Doubtful Accounts
(In thousands)
Balance, April 3, 2015	$1,055
Charged (credited) to costs and expenses	5,885
Deductions	(5,787)
Balance, March 31, 2016	$1,153
Charged (credited) to costs and expenses	7,139
Deductions	(6,822)
Balance, March 31, 2017	$1,470
Charged (credited) to costs and expenses	8,357
Deductions	(7,800)
Balance, March 31, 2018	$2,027

Deferred Tax Asset Valuation Allowance
(In thousands)
Balance, April 3, 2015	$15,550
Charged (credited) to costs and expenses	1,539
Deductions	—
Balance, March 31, 2016	$17,089
Charged (credited) to costs and expenses	639
Deductions	—
Balance, March 31, 2017	$17,728
Charged (credited) to costs and expenses	11,321
Deductions	—
Balance, March 31, 2018	$29,049

II-1