Form 10-Q
period 2018-06-30
VIASAT INC
filed 2018-08-09
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018.

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of July 27, 2018 was 59,549,220.

VIASAT, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of June 30, 2018	As of March 31, 2018
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$54,789	$71,446
Accounts receivable, net	236,085	267,665
Inventories	220,018	196,307
Prepaid expenses and other current assets	102,977	77,135
Total current assets	613,869	612,553

Satellites, net	1,265,021	1,239,987
Property and equipment, net	772,207	722,488
Other acquired intangible assets, net	28,558	31,862
Goodwill	122,455	121,085
Other assets	742,158	686,134
Total assets	$3,544,268	$3,414,109
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$149,548	$157,481
Accrued liabilities	252,312	263,676
Current portion of long-term debt	45,300	45,300
Total current liabilities	447,160	466,457
Senior notes	691,192	690,886
Other long-term debt	381,709	287,519
Other liabilities	132,260	121,240
Total liabilities	1,652,321	1,566,102
Commitments and contingencies (Note 8)
Equity:
Viasat, Inc. stockholders’ equity
Common stock	6	6
Paid-in capital	1,589,167	1,535,635
Retained earnings	277,831	285,960
Accumulated other comprehensive income	15,442	15,565
Total Viasat, Inc. stockholders’ equity	1,882,446	1,837,166
Noncontrolling interest in subsidiaries	9,501	10,841
Total equity	1,891,947	1,848,007
Total liabilities and equity	$3,544,268	$3,414,109

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended
	June 30, 2018	June 30, 2017
	(In thousands, except per share data)
Revenues:
Product revenues	$218,129	$166,118
Service revenues	220,740	213,926
Total revenues	438,869	380,044
Operating expenses:
Cost of product revenues	173,448	122,645
Cost of service revenues	171,432	137,851
Selling, general and administrative	112,642	89,173
Independent research and development	33,373	45,065
Amortization of acquired intangible assets	2,453	3,260
Loss from operations	(54,479)	(17,950)
Other income (expense):
Interest income	36	93
Interest expense	(11,324)	(56)
Loss before income taxes	(65,767)	(17,913)
Benefit from income taxes	29,205	9,180
Equity in income (loss) of unconsolidated affiliate, net	1,065	(513)
Net loss	(35,497)	(9,246)
Less: net loss attributable to noncontrolling interests, net of tax	(1,487)	(207)
Net loss attributable to Viasat, Inc.	$(34,010)	$(9,039)
Basic net loss per share attributable to Viasat, Inc. common stockholders	$(0.57)	$(0.16)
Diluted net loss per share attributable to Viasat, Inc. common stockholders	$(0.57)	$(0.16)
Shares used in computing basic net loss per share	59,208	57,842
Shares used in computing diluted net loss per share	59,208	57,842
Comprehensive income (loss):
Net loss	$(35,497)	$(9,246)
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on hedging, net of tax	(326)	92
Foreign currency translation adjustments, net of tax	203	3,525
Other comprehensive (loss) income, net of tax	(123)	3,617
Comprehensive loss	(35,620)	(5,629)
Less: comprehensive loss attributable to noncontrolling interests, net of tax	(1,487)	(207)
Comprehensive loss attributable to Viasat, Inc.	$(34,133)	$(5,422)

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	June 30, 2018	June 30, 2017
	(In thousands)
Cash flows from operating activities:
Net loss	$(35,497)	$(9,246)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	63,793	50,828
Amortization of intangible assets	14,004	13,107
Deferred income taxes	(31,055)	(9,377)
Stock-based compensation expense	19,126	15,507
Loss on disposition of fixed assets	12,549	9,196
Other non-cash adjustments	1,907	2,793
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	24,125	46,500
Inventories	(22,245)	(15,193)
Other assets	(10,812)	(8,203)
Accounts payable	(386)	(11,223)
Accrued liabilities	12,226	5,348
Other liabilities	6,079	63,617
Net cash provided by operating activities	53,814	153,654
Cash flows from investing activities:
Purchase of property, equipment and satellites	(146,633)	(109,820)
Cash paid for patents, licenses and other assets	(12,155)	(18,253)
Other investing activities	(2,070)	—
Net cash used in investing activities	(160,858)	(128,073)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	130,000	—
Payments of revolving credit facility borrowings	(15,000)	—
Payments of Ex-Im credit facility borrowings	(22,650)	—
Proceeds from issuance of common stock under equity plans	7,655	7,245
Purchase of common stock in treasury (immediately retired) related to tax withholdings for share-based awards	(5,969)	(1,931)
Other financing activities	(2,376)	(372)
Net cash provided by financing activities	91,660	4,942
Effect of exchange rate changes on cash	(1,273)	(65)
Net (decrease) increase in cash and cash equivalents	(16,657)	30,458
Cash and cash equivalents at beginning of period	71,446	130,098
Cash and cash equivalents at end of period	$54,789	$160,556
Non-cash investing and financing activities:
Issuance of common stock in satisfaction of certain accrued employee compensation liabilities	$32,129	$16,409
Capital expenditures not paid for	$7,637	$(5,503)

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(UNAUDITED)

	Viasat, Inc. Stockholders
	Common Stock
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
	(In thousands, except share data)
Balance at March 31, 2018	58,905,274	$6	$1,535,635	$285,960	$15,565	$10,841	$1,848,007
Exercise of stock options	7,100	—	271	—	—	—	271
Issuance of stock under Employee Stock Purchase Plan	132,180	—	7,384	—	—	—	7,384
Stock-based compensation	—	—	21,738	—	—	—	21,738
Shares and fully-vested RSUs issued in settlement of certain accrued employee compensation liabilities, net of shares withheld for taxes which have been retired	438,433	—	27,701	—	—	—	27,701
RSU awards vesting, net of shares withheld for taxes which have been retired	44,533	—	(1,541)	—	—	—	(1,541)
Cumulative effect adjustment upon adoption of new revenue recognition guidance (ASU 2014-09)	—	—	—	25,881	—	—	25,881
Other noncontrolling interest activity	—	—	(2,021)	—	—	147	(1,874)
Net loss	—	—	—	(34,010)	—	(1,487)	(35,497)
Other comprehensive loss, net of tax	—	—	—	—	(123)	—	(123)
Balance at June 30, 2018	59,527,520	$6	$1,589,167	$277,831	$15,442	$9,501	$1,891,947

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation

The accompanying condensed consolidated balance sheet at June 30, 2018, the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended June 30, 2018 and 2017, the condensed consolidated statements of cash flows for the three months ended June 30, 2018 and 2017 and the condensed consolidated statement of equity for the three months ended June 30, 2018 have been prepared by the management of Viasat, Inc. (also referred to hereafter as the Company or Viasat), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended March 31, 2018 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 31, 2018 included in the Company’s Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

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

Revenue recognition

Effective April 1, 2018, the Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (commonly referred to as Accounting Standards Codification (ASC) 606). This update established ASC 606, Revenue from Contracts with Customers and ASC 340-40, Other Assets and Deferred Costs – Contracts with Customers.

In order to assess the impact of the new accounting standards, the Company applied the new standards to all open contracts existing as of April 1, 2018. The Company elected the practical expedient to reflect the aggregate effect of all contract modifications occurring before April 1, 2018 when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price to the satisfied and unsatisfied performance obligations. The aggregated effect of applying this practical expedient did not have a significant impact on the Company’s conclusions.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

To reflect the adoption of the new standards, the Company elected to use the “modified retrospective method,” which resulted in the Company recording the retrospective cumulative effect to the opening balance of retained earnings. The following table presents the summary of the impact of adopting the new standards:

	As of March 31, 2018	Adjustments Due to ASC 606	As of April 1, 2018
	(In thousands)
Condensed Consolidated Balance Sheets:
Accounts receivable, net	$267,665	$(5,664)	$262,001
Inventories	196,307	1,623	197,930
Prepaid expenses and other current assets	77,135	18,098	95,233
Other assets	686,134	17,738	703,872
Accrued liabilities	263,676	5,916	269,592
Retained earnings	285,960	25,879	311,839

The key impact of adoption is the deferral of commissions primarily in the Company’s satellite services segment, which were historically expensed as incurred as further described below.

The Company applied the five-step model under ASC 606 to its contracts with its customers to determine the impact of the new standard. Under this model the Company (1) identifies the contract with the customer, (2) identifies its performance obligations in the contract, (3) determines the transaction price for the contract, (4) allocates the transaction price to its performance obligations and (5) recognizes revenue when or as it satisfies its performance obligations. These performance obligations generally include the purchase of services (including broadband capacity and the leasing of broadband equipment), the purchase of products, and requirements to develop and deliver complex equipment built to customer specifications under long-term contracts.

Performance obligations

The timing of satisfaction of performance obligations may require judgment. The Company derives a substantial portion of its revenues from contracts with customers for services, primarily connectivity services including leasing of related broadband equipment. These contracts typically require advance or recurring monthly payments by the customer. The Company’s obligation to provide connectivity services is satisfied over time as the customer simultaneously receives and consumes the benefits provided. The measure of progress over time is based upon either a period of time (e.g., over the estimated contractual term) or usage (e.g., bandwidth used/bytes of data processed). From a recognition perspective, the leasing of broadband equipment is evaluated in accordance with the authoritative guidance for leases (ASC 840). The Company’s accounting for equipment leases involves specific determinations under ASC 840, which may involve complex provisions and significant judgments. In accordance with ASC 840, the Company applies the following criteria to determine the nature of the lease (e.g., as an operating or sales type lease): (1) review for transfers of ownership of the equipment to the lessee by the end of the lease term, (2) review of the lease terms to determine if it contains an option to purchase the leased equipment for a price which is sufficiently lower than the expected fair value of the equipment at the date of the option, (3) review of the lease term to determine if it is equal to or greater than 75% of the economic life of the equipment, and (4) review of the present value of the minimum lease payments to determine if they are equal to or greater than 90% of the fair market value of the equipment at the inception of the lease. Additionally, the Company considers the cancelability of the contract and any related uncertainty of collections or risk in recoverability of the lease investment at lease inception. Revenue from sales type leases is recognized at the inception of the lease or when the equipment has been delivered and installed at the customer site, if installation is required. Revenues from equipment rentals under operating leases are recognized as earned over the lease term, which is generally on a straight-line basis.

The Company also derives a portion of its revenues from contracts with customers to provide products. Performance obligations to provide products are satisfied at the point in time when control is transferred to the customer. These contracts typically require payment by the customer upon passage of control and determining the point at which control is transferred may require judgment. To identify the point at which control is transferred to the customer, the Company considers indicators that include, but are not limited to whether (1) the Company has the present right to payment for the asset, (2) the customer has legal title to the asset, (3) physical possession of the asset has been transferred to the customer, (4) the customer has the significant risks and rewards of ownership of the asset, and (5) the customer has accepted the asset. For product revenues, control generally passes to the customer upon delivery of goods to the customer.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The vast majority of the Company’s revenues from long-term contracts to develop and deliver complex equipment built to customer specifications are derived from contracts with the U.S. government (including foreign military sales contracted through the U.S. government). The Company’s contracts with the U.S. government typically are subject to the Federal Acquisition Regulation (FAR) and are priced based on estimated or actual costs of producing goods or providing services. The FAR provides guidance on the types of costs that are allowable in establishing prices for goods and services provided under U.S. government contracts. The pricing for non-U.S. government contracts is based on the specific negotiations with each customer. Under the typical payment terms of the Company’s U.S. government fixed-price contracts, the customer pays the Company either performance-based payments (PBPs) or progress payments. PBPs are interim payments based on quantifiable measures of performance or on the achievement of specified events or milestones. Progress payments are interim payments based on a percentage of the costs incurred as the work progresses. Because the customer can often retain a portion of the contract price until completion of the contract, the Company’s U.S. government fixed-price contracts generally result in revenue recognized in excess of billings which the Company presents as unbilled accounts receivable on the balance sheet. Amounts billed and due from the Company’s customers are classified as receivables on the balance sheet. The portion of the payments retained by the customer until final contract settlement is not considered a significant financing component because the intent is to protect the customer. For the Company’s U.S. government cost-type contracts, the customer generally pays the Company for its actual costs incurred within a short period of time. For non-U.S. government contracts, the Company typically receives interim payments as work progresses, although for some contracts, the Company may be entitled to receive an advance payment. The Company recognizes a liability for these advance payments in excess of revenue recognized and presents it as collections in excess of revenues and deferred revenues on the balance sheet. An advance payment is not typically considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect the Company from the other party failing to adequately complete some or all of its obligations under the contract.

Performance obligations related to developing and delivering complex equipment built to customer specifications under long-term contracts are recognized over time as these performance obligations do not create assets with an alternative use to the Company and the Company has an enforceable right to payment for performance to date. To measure the transfer of control, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. The Company generally uses the cost-to-cost measure of progress for its contracts because that best depicts the transfer of control to the customer which occurs as the Company incurs costs on its contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. When estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.

Contract costs on U.S. government contracts are subject to audit and review by the Defense Contracting Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. government agencies, as well as negotiations with U.S. government representatives. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal years 2016 through 2018. As of June 30, 2018, the DCAA had completed its incurred cost audit for fiscal year 2004 and approved the Company’s incurred cost claims for fiscal years 2005 through 2015 without further audit. Although the Company has recorded contract revenues subsequent to fiscal year 2015 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of June 30, 2018 and March 31, 2018, the Company had $1.6 million in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts (see Note 8).

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Evaluation of transaction price

The evaluation of transaction price, including the amounts allocated to performance obligations, may require significant judgments. Due to the nature of the work required to be performed on many of the Company’s performance obligations, the estimation of total revenue, and where applicable the cost at completion, is complex, subject to many variables and requires significant judgment. The Company’s contracts may contain award fees, incentive fees, or other provisions, including the potential for significant financing components, that can either increase or decrease the transaction price. These amounts, which are sometimes variable, can be dictated by performance metrics, program milestones or cost targets, the timing of payments, and customer discretion. The Company estimates variable consideration at the amount to which it expects to be entitled. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available to the Company. The Company has elected the practical expedient not to adjust the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

If a contract is separated into more than one performance obligation, the total transaction price is allocated to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. Estimating standalone selling prices may require judgment.  When available, the Company utilizes the observable price of a good or service when the Company sells that good or service separately in similar circumstances and to similar customers. If a standalone selling price is not directly observable, the Company estimates the standalone selling price by considering all information (including market conditions, specific factors, and information about the customer or class of customer) that is reasonably available.

Transaction price allocated to remaining performance obligations

The Company’s remaining performance obligations represent the transaction price of firm contracts and orders for which work has not been performed. The Company includes in its remaining performance obligations only those contracts and orders for which it has accepted purchase orders. Remaining performance obligations associated with the Company’s subscribers for fixed consumer and business broadband services in its satellite services segment exclude month-to-month service contracts in accordance with a practical expedient and are estimated using a portfolio approach in which the Company reviews all relevant promotional activities and calculates the remaining performance obligation using the average service component for the portfolio and the average time remaining under the contract. The Company’s future recurring in-flight connectivity (IFC) service contracts in its satellite services segment, do not have minimum service purchase requirements and therefore are not included in the Company’s remaining performance obligations. As of June 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.6 billion, of which the Company expects to recognize approximately 50% over the next twelve months, with the balance recognized thereafter.

Disaggregation of revenue

The Company operates and manages its business in three reportable segments: satellite services, commercial networks and government systems. Revenue is disaggregated by products and services, customer type, contract type, and geographic area, respectively, as the Company believes this approach best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors.

The following sets forth disaggregated reported revenue by segment and product and services for the three months ended June 30, 2018:

	Three Months Ended June 30, 2018
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$85,133	$132,996	$218,129
Service revenues	153,561	9,933	57,246	220,740
Total revenues	$153,561	$95,066	$190,242	$438,869

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Revenues from the U.S. government as an individual customer comprised approximately 28% of total revenues for the three months ended June 30, 2018, mainly reported within the government systems segment. The Company’s commercial customers, mainly reported within the commercial networks and satellite services segments, comprised approximately 72% of total revenues for the three months ended June 30, 2018.

The Company’s satellite services segment revenues are primarily derived from the Company’s fixed broadband services, IFC services and worldwide managed network services.

Revenues in the Company’s commercial networks and government systems segments are primarily derived from three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Fixed-price contracts (which require the Company to provide products and services under a contract at a specified price) comprised approximately 89% of the Company’s total revenues for these segments for the three months ended June 30, 2018. The remainder of the Company’s revenues in these segments for such periods was derived primarily from cost-reimbursement contracts (under which the Company is reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (under which the Company is reimbursed for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

Historically, a significant portion of the Company’s revenues in its commercial networks and government systems segments has been derived from customer contracts that include the development of products. The development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for the Company’s funded development from its customer contracts were approximately 18% of its total revenues in the three months ended June 30, 2018.

Revenues by geographic area for the three months ended June 30, 2018 were as follows:

Three Months Ended
June 30, 2018
(In thousands)
U.S. customers	$378,172
Non U.S. customers	60,697
Total revenues	$438,869

The Company distinguishes revenues from external customers by geographic area based on customer location.

Contract balances

Contract balances consist of contract asset and contract liability. A contract asset, or with respect to the Company, an unbilled accounts receivable, is recorded when revenue is recognized in advance of the Company’s right to bill and receive consideration, typically resulting from sales under long-term contracts. Unbilled accounts receivable are generally expected to be billed and collected within one year. The unbilled accounts receivable will decrease as provided service or delivered products are billed. The Company receives payments from customers based on a billing schedule established in the Company’s contracts.

When consideration is received in advance of the delivery of goods or services, a contract liability, or with respect to the Company, collections in excess of revenues or deferred revenues, is recorded. Reductions in the collections in excess of revenues or deferred revenues will be recorded as the Company satisfies the performance obligations.

The following table presents contract assets and liabilities as of June 30, 2018 and April 1, 2018:

	As of June 30, 2018	As of April 1, 2018
	(In thousands)
Unbilled accounts receivable	$80,852	$79,492
Collections in excess of revenues and deferred revenues	115,579	127,355
Deferred revenues, long-term portion	81,573	77,831

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

In the first quarter of fiscal year 2019, the Company recognized revenue of $50.6 million related to the Company’s collections in excess of revenues and deferred revenues at April 1, 2018.

Other assets and deferred costs – contracts with customers

The adoption of ASU 2014-09 also included the establishment of ASC 340-40, Other Assets and Deferred Costs – Contracts with Customers. The new standard requires the recognition of an asset from the incremental costs of obtaining a contract with a customer, if the Company expects to recover those costs. The incremental costs of obtaining a contract are those costs that the Company incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained. ASC 340-40 also requires the recognition of an asset from the costs incurred to fulfill a contract when (1) the costs relate directly to a contract or to an anticipated contract that the Company can specifically identify, (2) the costs generate or enhance resources of the Company that will be used in satisfying (or in continuing to satisfy) performance obligations in the future, and (3) the costs are expected to be recovered. Adoption of the standard has resulted in the recognition of an asset related to commission costs incurred primarily in the Company’s satellite services segment, and recognition of an asset related to costs incurred to fulfill contracts. Costs to acquire customer contracts are amortized over the estimated customer contract life. Costs to fulfill customer contracts are amortized in proportion to the revenue to which the costs relate. For contracts with an estimated amortization period of less than one year, the Company elected the practical expedient and expenses incremental costs immediately. The Company’s deferred customer contract acquisition costs and costs to fulfill contract balances were $44.2 million and $5.6 million as of June 30, 2018, respectively. Of the Company’s total deferred customer contract acquisition costs and costs to fulfill contracts, $17.6 million was included in prepaid expenses and other current assets and $32.2 million was included in other assets on the Company’s condensed consolidated balance sheet as of June 30, 2018. For the three months ended June 30, 2018, the Company amortized $4.4 million in total deferred customer contract acquisition costs and contract fulfillment costs.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Comparative results

The Company adopted ASC 606 as of April 1, 2018 using the “modified retrospective method” under which the Company is required to provide additional disclosures comparing results to previous accounting standards. Accordingly, the following table presents the Company’s reported results under ASC 606 and the Company’s pro forma results using the historical accounting method under ASC 605 for the three months ended June 30, 2018 and as of June 30, 2018:

	Three Months Ended June 30, 2018
	As Reported	Impact of ASC 606	Historical Accounting Method
	(In thousands, except per share data)
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):
Product revenues	$218,129	$579	$218,708
Service revenues	220,740	(1,066)	219,674
Total revenues	438,869	(487)	438,382
Cost of product revenues	173,448	249	173,697
Cost of service revenues	171,432	(121)	171,311
Selling, general and administrative	112,642	2,338	114,980
Independent research and development	33,373	2,745	36,118
Loss from operations	(54,479)	(5,698)	(60,177)
Interest expense	(11,324)	992	(10,332)
Loss before income taxes	(65,767)	(4,706)	(70,473)
Benefit from income taxes	29,205	(185)	29,020
Net loss	(35,497)	(4,891)	(40,388)
Net loss attributable to Viasat, Inc.	(34,010)	(4,891)	(38,901)

Basic net loss per share attributable to Viasat, Inc. common stockholders	$(0.57)	$(0.08)	$(0.66)
Diluted net loss per share attributable to Viasat, Inc. common stockholders	$(0.57)	$(0.08)	$(0.66)

	As of June 30, 2018
	As Reported	Impact of ASC 606	Historical Accounting Method
	(In thousands)
Condensed Consolidated Balance Sheets:
Accounts receivable, net	$236,085	$5,729	$241,814
Inventories	220,018	(2,275)	217,743
Prepaid expenses and other current assets	102,977	(19,085)	83,892
Other assets	742,158	(21,495)	720,663
Accrued liabilities	252,312	(6,356)	245,956
Retained earnings	277,831	(30,770)	247,061

Advertising costs

In accordance with the authoritative guidance for advertising costs (ASC 720-35), advertising costs are expensed as incurred and included in selling, general and administrative (SG&A) expenses. Advertising expenses for the three months ended June 30, 2018 and 2017 were $6.6 million and $1.2 million, respectively.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (ASC 835-20). With respect to the ViaSat-3 class satellites, gateway and networking equipment and other assets under construction, the Company capitalized $6.2 million of interest expense for the three months ended June 30, 2018. With respect to the ViaSat-2 satellite, ViaSat-3 class satellites, gateway and networking equipment and other assets under construction, the Company capitalized $14.6 million of interest expense for the three months ended June 30, 2017.

The Company owns three satellites in service: ViaSat-2 (its second-generation high-capacity Ka-band spot-beam satellite, which was placed into service in the fourth quarter of fiscal year 2018), ViaSat-1 (its first-generation high-capacity Ka-band spot-beam satellite, which was placed into service in January 2012) and WildBlue-1 (which was placed into service in March 2007). The Company currently has two third-generation ViaSat-3 class satellites under construction. The Company also has an exclusive prepaid lifetime capital lease of Ka-band capacity over the contiguous United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and owns related earth stations and networking equipment for all of its satellites. The Company periodically reviews the remaining estimated useful life of its satellites to determine if revisions to estimated lives are necessary. The Company procures indoor and outdoor CPE units leased to subscribers under a retail leasing program as part of the Company’s satellite services segment, which are reflected in investing activities and property and equipment in the accompanying condensed consolidated financial statements. The Company depreciates the satellites, earth stations and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of June 30, 2018 were $310.5 million and $130.1 million, respectively. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of March 31, 2018 were $298.7 million and $129.0 million, respectively.

Occasionally, the Company may enter into capital lease arrangements for various machinery, equipment, computer-related equipment, software, furniture or fixtures. The Company records amortization of assets leased under capital lease arrangements within depreciation expense.

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs of $3.2 million related to patents were included in other assets as of June 30, 2018 and March 31, 2018. The Company capitalized costs of $16.4 million and $15.4 million related to acquiring and obtaining orbital slots and other licenses included in other assets as of June 30, 2018 and March 31, 2018, respectively. Accumulated amortization related to these assets was $2.6 million and $2.5 million as of June 30, 2018 and March 31, 2018, respectively. Amortization expense related to these assets was an insignificant amount for the three months ended June 30, 2018 and 2017. If a patent, orbital slot or orbital license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During the three months ended June 30, 2018 and 2017, the Company did not write off any significant costs due to abandonment or impairment.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense using the effective interest rate method, or, when the results are not materially different, on a straight-line basis over the expected term of the related debt. During the three months ended June 30, 2018 and 2017, no debt issuance costs were capitalized. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in loss on extinguishment of debt in the condensed consolidated statements of operations and comprehensive income (loss). Debt issuance costs related to the Company’s revolving credit facility (the Revolving Credit Facility) are recorded in prepaid expenses and other current assets and in other long-term assets in the condensed consolidated balance sheets in accordance with the authoritative guidance for imputation of interest (ASC 835-30). Debt issuance costs related to the Company’s 5.625% Senior Notes due 2025 (the 2025 Notes) and the Company’s direct loan facility with the Export-Import Bank of the United States for ViaSat-2 (the Ex-Im Credit Facility) are recorded as a direct deduction from the carrying amount of the related debt, consistent with debt discounts, in accordance with the authoritative guidance for imputation of interest (ASC 835-30).

Software development

Costs of developing software for sale are charged to research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. Capitalized costs, net, of $246.8 million related to software developed for resale were included in other assets as of June 30, 2018 and March 31, 2018. The Company capitalized $11.4 million and $17.8 million of costs related to software developed for resale for the three months ended June 30, 2018 and 2017, respectively. Amortization expense for capitalized software development costs was $11.4 million and $9.7 million for the three months ended June 30, 2018 and 2017, respectively.

Self-insurance liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company has recorded self-insurance liability for its plans of $4.6 million and $4.5 million in accrued liabilities in the condensed consolidated balance sheets as of June 30, 2018 and March 31, 2018, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued liabilities in accordance with the estimated timing of the projected payments.

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At June 30, 2018 and March 31, 2018, no such amounts were accrued related to the aforementioned provisions.

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

Investments in unconsolidated affiliate — equity method

Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as investment in unconsolidated affiliate in other assets (long-term) on the condensed consolidated balance sheets. The Company records its share of the results of such entities within equity in income (loss) of unconsolidated affiliate, net on the condensed consolidated statements of operations and comprehensive income (loss). The Company monitors such investments for other-than-temporary impairment by considering factors including the current economic and market conditions and the operating performance of the entities and records reductions in carrying values when necessary. The fair value of privately held investments is estimated using the best available information as of the valuation date, including current earnings trends, undiscounted cash flows, quoted stock prices of comparable public companies, and other company specific information, including recent financing rounds.

Common stock held in treasury

As of June 30, 2018 and March 31, 2018, the Company had no shares of common stock held in treasury.

During the three months ended June 30, 2018 and 2017, the Company issued 270,785 and 72,811 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, during the three months ended June 30, 2018 and 2017, the Company repurchased 94,200 and 27,514 shares of common stock, respectively, at cost and with a total value of $6.0 million and $1.9 million, respectively. Although shares withheld for employee withholding taxes are technically not issued, they are treated as common stock repurchases for accounting purposes (with such shares deemed to be repurchased and then immediately retired), as they reduce the number of shares that otherwise would have been issued upon vesting of the restricted stock units. These retired shares remain as authorized stock and are considered to be unissued. The retirement of treasury stock had no impact on the Company’s total consolidated stockholders’ equity.

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

During the three months ended June 30, 2018 and 2017, the Company settled certain foreign exchange contracts and in connection therewith for each period recognized an insignificant gain or loss recorded in cost of revenues based on the nature of the underlying transactions. The fair value of the Company’s foreign currency forward contracts was an insignificant amount recorded as an accrued liability as of June 30, 2018 and an other current asset as of March 31, 2018. The notional value of foreign currency forward contracts outstanding was $6.5 million as of June 30, 2018 and an insignificant amount as of March 31, 2018.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

As of June 30, 2018, the estimated net amount of unrealized gains or losses related to foreign currency forward contracts that was expected to be reclassified to earnings within the next 12 months was insignificant. The Company’s foreign currency forward contracts outstanding as of June 30, 2018 will mature within approximately 21 months from their inception. There were no gains or losses from ineffectiveness of these derivative instruments recorded for the three months ended June 30, 2018 and 2017.

Stock-based compensation

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award. Expense for restricted stock units and stock options is recognized on a straight-line basis over the employee’s requisite service period. Expense for total shareholder return (TSR) performance stock options that vest is recognized regardless of the actual TSR outcome achieved and is recognized on a graded-vesting basis. The Company accounts for forfeitures as they occur. The Company recognized $19.1 million and $15.5 million of stock-based compensation expense for the three months ended June 30, 2018 and 2017, respectively.

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

Recent authoritative guidance

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer. This guidance replaced most existing revenue recognition guidance and became effective for the Company beginning in fiscal year 2019, including interim periods within that reporting period, based on the FASB decision in July 2015 (ASU 2015-14, Revenue from Contracts with Customers — Deferral of the Effective Date) to delay the effective date of the new revenue recognition standard by one year, but providing entities a choice to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which clarifies the implementation guidance on identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which provides practical expedient for contract modifications and clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transition. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to ASC 606, Revenue from Contracts with Customers, which provides for correction or improvement to the guidance previously issued in ASU 2014-09. These standards permit the use of either the retrospective or cumulative effect transition method. The Company adopted this standard effective as of April 1, 2018 utilizing the “modified retrospective method.” For additional information see Note 1 – Revenue recognition.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASC 825-10). ASU 2016-01 requires that most equity investments (except those accounted for under the equity method for accounting or those that result in consolidation of the investee) be measured at fair value, with subsequent changes in fair value recognized in net income (loss). The new guidance also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The new guidance was required to be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. ASU 2016-01 became effective for the Company in fiscal year 2019. The Company adopted this guidance beginning in the first quarter of fiscal year 2019 on a modified retrospective basis and the guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842). ASU 2016-02 requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. In January 2018, the FASB issued ASU 2018-01, Leases (ASC 842). ASU 2018-01 permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expired before the entity’s adoption of ASC 842 and that were not previously accounted for as leases under ASC 840. The new guidance will become effective for the Company beginning in the first quarter of fiscal year 2020, with early adoption permitted. ASU 2016-02 will be adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (ASC 230). ASU 2016-15 makes eight targeted changes to how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The new standard became effective for the Company beginning in fiscal year 2019, with early adoption permitted. The new standard required adoption on a retrospective basis unless impracticable to apply, in which case the Company would have been required to apply the amendments prospectively as of the earliest date practicable. The Company early adopted the guidance on a retrospective basis in the second quarter of fiscal year 2018 and as a result cash payments for debt prepayment and extinguishment were classified as cash outflows for financing activities in fiscal year 2018. Otherwise the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (ASC 740). ASU 2016-16 requires that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs as opposed to when the asset has been sold to an outside party. The new standard became effective for the Company beginning in the first quarter of fiscal year 2019. The new standard requires adoption on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period. The Company adopted this guidance beginning in the first quarter of fiscal year 2019 on a modified retrospective basis and the guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business (ASC 805). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The new standard became effective for the Company beginning in the first quarter of fiscal year 2019. The Company adopted this guidance beginning in the first quarter of fiscal year 2019 on a prospective basis and the guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

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

In February 2017, the FASB issued ASU 2017-05, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (ASC 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU 2017-05 clarifies the scope and accounting of a financial asset that meets the definition of an “in-substance nonfinancial asset” and defines the term “in-substance nonfinancial asset.” ASU 2017-05 also adds guidance for partial sales of nonfinancial assets. The standard became effective for the Company beginning in the first quarter of fiscal year 2019. The Company adopted this guidance beginning in the first quarter of fiscal year 2019 on a prospective basis and the guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

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

In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (ASC 718): Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The standard became effective for the Company beginning in the first quarter of fiscal year 2019. The Company early adopted this standard beginning in the fourth quarter of fiscal year 2018. The guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (ASC 718). ASU 2018-07 simplifies the accounting for nonemployee share-based payment transactions. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The new standard will become effective for the Company beginning in fiscal year 2020, with early adoption permitted. The Company early adopted the guidance in the first quarter of fiscal year 2019 and the guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2 — Composition of Certain Balance Sheet Captions

	As of June 30, 2018	As of March 31, 2018
	(In thousands)
Accounts receivable, net:
Billed	$156,860	$184,536
Unbilled	80,852	85,156
Allowance for doubtful accounts	(1,627)	(2,027)
	$236,085	$267,665
Inventories:
Raw materials	$71,901	$62,252
Work in process	47,756	47,465
Finished goods	100,361	86,590
	$220,018	$196,307
Prepaid expenses and other current assets:
Prepaid expenses	$87,019	$68,516
Other	15,958	8,619
	$102,977	$77,135
Satellites, net:
Satellites (estimated useful life of 10-17 years)	$1,160,593	$1,152,503
Capital lease of satellite capacity — Anik F2 (estimated useful life of 10 years)	99,090	99,090
Satellites under construction	401,763	362,342
	1,661,446	1,613,935
Less: accumulated depreciation and amortization	(396,425)	(373,948)
	$1,265,021	$1,239,987
Property and equipment, net:
Equipment and software (estimated useful life of 2-7 years)	$899,685	$864,140
CPE leased equipment (estimated useful life of 4-5 years)	310,506	298,746
Furniture and fixtures (estimated useful life of 7 years)	37,580	35,234
Leasehold improvements (estimated useful life of 2-17 years)	113,761	111,841
Building (estimated useful life of 24 years)	8,923	8,923
Land	15,322	15,322
Construction in progress	135,560	108,192
	1,521,337	1,442,398
Less: accumulated depreciation	(749,130)	(719,910)
	$772,207	$722,488
Other acquired intangible assets, net:
Technology (weighted average useful life of 6 years)	$89,204	$90,652
Contracts and customer relationships (weighted average useful life of 7 years)	103,449	103,808
Satellite co-location rights (weighted average useful life of 9 years)	8,600	8,600
Trade name (weighted average useful life of 3 years)	5,940	5,940
Other (weighted average useful life of 6 years)	10,040	10,137
	217,233	219,137
Less: accumulated amortization	(188,675)	(187,275)
	$28,558	$31,862
Other assets:
Investment in unconsolidated affiliate	$169,454	$163,835
Deferred income taxes	242,894	222,274
Capitalized software costs, net	246,788	246,792
Patents, orbital slots and other licenses, net	17,000	16,100
Other	66,022	37,133
	$742,158	$686,134
Accrued liabilities:
Collections in excess of revenues and deferred revenues	$115,579	$121,439
Accrued employee compensation	27,133	46,106
Accrued vacation	40,710	39,022
Warranty reserve, current portion	4,935	5,357
Other	63,955	51,752
	$252,312	$263,676
Other liabilities:
Deferred revenues, long-term portion	$81,573	$77,831
Deferred rent, long-term portion	14,391	13,769
Warranty reserve, long-term portion	1,540	1,557
Satellite performance incentive obligations, long-term portion	25,670	18,181

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	As of June 30, 2018	As of March 31, 2018
	(In thousands)
Other	9,086	9,902
	$132,260	$121,240

Note 3 — Fair Value Measurements

In accordance with the authoritative guidance for financial assets and liabilities measured at fair value on a recurring basis (ASC 820), the Company determines fair value based on the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants, and prioritizes the inputs used to measure fair value from market-based assumptions to entity specific assumptions:

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

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and assets measured at fair value on a recurring basis as of March 31, 2018. The Company had no liabilities measured at fair value on a recurring basis as of March 31, 2018:

	Fair Value as of June 30, 2018	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$1,015	$1,015	$—	$—
Total assets measured at fair value on a recurring basis	$1,015	$1,015	$—	$—
Liabilities:
Foreign currency forward contracts	$424	$—	$424	$—
Total liabilities measured at fair value on a recurring basis	$424	$—	$424	$—

	Fair Value as of March 31, 2018	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$1,011	$1,011	$—	$—
Foreign currency forward contracts	9	—	9	—
Total assets measured at fair value on a recurring basis	$1,020	$1,011	$9	$—

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

Long-term debt — The Company’s long-term debt consists of borrowings under its Revolving Credit Facility and Ex-Im Credit Facility (collectively, the Credit Facilities), as well as $700.0 million in aggregate principal amount of 2025 Notes. Long-term debt related to the Revolving Credit Facility is reported at the outstanding principal amount of borrowings, while long-term debt related to the Ex-Im Credit Facility and the Company’s current and former senior notes (including the 2025 Notes) is reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. As of June 30, 2018 and March 31, 2018, the estimated fair value of the Company’s outstanding long-term debt related to the 2025 Notes was determined based on actual or estimated bids and offers for the 2025 Notes in an over-the-counter market (Level 2) and was $655.6 million and $674.0 million, respectively. The fair value of the Company’s long-term debt related to the Revolving Credit Facility approximates its carrying amount due to its variable interest rate, which approximates a market interest rate. As of June 30, 2018 and March 31, 2018, the fair value of the Company’s long-term debt related to the Ex-Im Credit Facility was determined based on a discounted cash flow analysis using observable market interest rates for instruments with similar terms (Level 2) and was approximately $323.2 million and $347.4 million, respectively.

Satellite performance incentive obligations — The Company’s contracts with the manufacturers of the ViaSat-1 and ViaSat-2 satellites require the Company to make monthly in-orbit satellite performance incentive payments, including interest, through approximately fiscal year 2028, subject to the continued satisfactory performance of the applicable satellites. The Company records the net present value of these expected future payments as a liability and as a component of the cost of the satellite. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentive obligations on a recurring basis. The fair value of the Company’s outstanding satellite performance incentive obligations is estimated to approximate their carrying value based on current rates (Level 2). As of June 30, 2018 and March 31, 2018, the Company’s estimated satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites, including accrued interest, were $33.5 million and $21.0 million, respectively.

Note 4 — Shares Used In Computing Diluted Net (Loss) Income Per Share

Three Months Ended
	June 30, 2018	June 30, 2017
(In thousands)
Weighted average:
Common shares outstanding used in calculating basic net loss per share attributable to Viasat, Inc. common stockholders	59,208	57,842
Options to purchase common stock as determined by application of the treasury stock method	—	—
TSR performance stock options to purchase common stock as determined by application of the treasury stock method	—	*
Restricted stock units to acquire common stock as determined by application of the treasury stock method	—	—
Potentially issuable shares in connection with certain terms of the ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan	—	—
Shares used in computing diluted net loss per share attributable to Viasat, Inc. common stockholders	59,208	57,842

*	The Company began granting TSR performance stock options to executive officers in the third quarter of fiscal year 2018.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The weighted average number of shares used to calculate basic and diluted net loss per share attributable to Viasat, Inc. common stockholders is the same for the three months ended June 30, 2018 and June 30, 2017, as the Company incurred a net loss attributable to Viasat, Inc. common stockholders for such periods and inclusion of potentially dilutive weighted average shares of common stock would be antidilutive. Potentially dilutive weighted average shares of common stock excluded from the calculation for the three months ended June 30, 2018 and 2017 were 1,340,831 and 1,393,749 shares relating to stock options (other than TSR performance stock options), respectively, 1,396,974 and 472,520 shares relating to restricted stock units, respectively and 270,071 and 198,800 shares relating to certain terms of the ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan, respectively. No shares relating to TSR performance stock options were excluded from the calculation for the three months ended June 30, 2018 and 2017.

Note 5 — Goodwill and Acquired Intangible Assets

During the three months ended June 30, 2018, the increase in the Company’s goodwill related to an insignificant acquisition, partially offset by the effects of foreign currency translation recorded within all three of the Company’s segments.

Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of two to ten years. Amortization expense related to other acquired intangible assets was $2.5 million and $3.3 million for the three months ended June 30, 2018 and 2017, respectively.

The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of international businesses acquired. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the three months ended June 30, 2018	$2,453

Expected for the remainder of fiscal year 2019	$7,004
Expected for fiscal year 2020	7,576
Expected for fiscal year 2021	5,167
Expected for fiscal year 2022	3,341
Expected for fiscal year 2023	3,037
Thereafter	2,433
$28,558

Note 6 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of June 30, 2018 and March 31, 2018:

	As of June 30, 2018	As of March 31, 2018
	(In thousands)
2025 Notes	$700,000	$700,000
Revolving Credit Facility	115,000	—
Ex-Im Credit Facility	339,751	362,401
Total debt	1,154,751	1,062,401
Unamortized discount and debt issuance costs	(36,550)	(38,696)
Less: current portion of long-term debt	45,300	45,300
Total long-term debt	$1,072,901	$978,405

Revolving Credit Facility

As of June 30, 2018, the Revolving Credit Facility provided an $800.0 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of May 24, 2021.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. At June 30, 2018, the weighted average effective interest rate on the Company’s outstanding borrowings under the Revolving Credit Facility was 4.56%. The Company has capitalized certain amounts of interest expense on the Revolving Credit Facility in connection with the construction of various assets during the construction period. The Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Revolving Credit Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of June 30, 2018, none of the Company’s subsidiaries guaranteed the Revolving Credit Facility.

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

The Company was in compliance with its financial covenants under the Revolving Credit Facility as of June 30, 2018. At June 30, 2018, the Company had $115.0 million in principal amount of outstanding borrowings under the Revolving Credit Facility and $20.1 million outstanding under standby letters of credit, leaving borrowing availability under the Revolving Credit Facility as of June 30, 2018 of $664.9 million.

Ex-Im Credit Facility

As of June 30, 2018, the Ex-Im Credit Facility provided a $362.4 million senior secured direct loan facility, which was fully drawn. Of the $362.4 million in principal amount of borrowings made under the Ex-Im Credit Facility, $321.2 million was used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remaining $41.2 million used to finance the total exposure fees incurred under the Ex-Im Credit Facility (which included all previously accrued completion exposure fees). As of June 30, 2018, the Company had $339.8 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility.

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

The Ex-Im Credit Facility contains financial covenants regarding Viasat’s maximum total leverage ratio and minimum interest coverage ratio. In addition, the Ex-Im Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. Subsequent to quarter end, on July 17, 2018, the Ex-Im Credit Facility was amended in order to make conforming changes to the covenants to reflect the amendment made to the Revolving Credit Facility in May 2018. The Company was in compliance with its financial covenants under the Ex-Im Credit Facility as of June 30, 2018.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Senior Notes

In September, 2017, the Company issued $700.0 million in principal amount of 2025 Notes in a private placement to institutional buyers. The 2025 Notes were issued at face value and are recorded as long-term debt, net of debt issuance costs, in the Company’s condensed consolidated financial statements. The 2025 Notes bear interest at the rate of 5.625% per year, payable semi-annually in cash in arrears, which interest payments commenced in March 2018. Debt issuance costs associated with the issuance of the 2025 Notes are amortized to interest expense on a straight-line basis over the term of the 2025 Notes, the results of which are not materially different from the effective interest rate basis.

The 2025 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of June 30, 2018, none of the Company’s subsidiaries guaranteed the 2025 Notes. The 2025 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2025 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2025 Notes, and are senior in right of payment to all of their existing and future subordinated indebtedness.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 7 — Product Warranty

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within 12 months are classified as accrued liabilities and amounts expected to be incurred beyond 12 months are classified as other liabilities in the condensed consolidated financial statements. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, the Company bases its estimates on its experience with the technology involved and the types of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and, in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual during the three months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30, 2018	June 30, 2017
	(In thousands)
Balance, beginning of period	$6,914	$11,058
Change in liability for warranties issued in period	475	215
Settlements made (in cash or in kind) during the period	(914)	(1,470)
Balance, end of period	$6,475	$9,803

Note 8 — Commitments and Contingencies

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

On June 1, 2017, the Company’s second-generation ViaSat-2 satellite was successfully launched into orbit. In January 2018, the Company previously reported an antenna deployment issue identified by the satellite manufacturer. In the fourth quarter of fiscal year 2018, the Company launched commercial broadband services on its ViaSat-2 satellite. The Company is now in the process of reviewing the antenna issue and related resulting damage with the insurers. Based on measured data and analysis of the current in-orbit performance of the satellite as well as the network as a whole, the Company currently expects that the issue will not materially impact the overall coverage area of the satellite, nor materially impact the planned services and the expected financial results from the ViaSat-2 system. The ViaSat-2 satellite was primarily financed by the Ex-Im Credit Facility (see Note 6 — Senior Notes and Other Long-Term Debt).  Pursuant to the terms of the Ex-Im Credit Facility, certain insurance proceeds related to the ViaSat-2 satellite must be used to pay down outstanding borrowings under the Ex-Im Credit Facility if received.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The Company has contracts with various U.S. government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal years 2016 through 2018. As of June 30, 2018, the DCAA had completed its incurred cost audit for fiscal year 2004 and approved the Company’s incurred cost claims for fiscal years 2005 through 2015 without further audit. Although the Company has recorded contract revenues subsequent to fiscal year 2015 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of June 30, 2018 and March 31, 2018, the Company had $1.6 million in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on the status of the related contracts.

Note 9 — Income Taxes

The Company calculates its provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period.

For the three months ended June 30, 2018, the Company recorded an income tax benefit of $29.2 million resulting in an effective tax benefit rate of 44.4%. The effective tax benefit rate in the first quarter of fiscal year 2019 differed from the U.S. statutory rate due primarily to the benefit of research and development tax credits, offset by increases in valuation allowances on state net operating losses and state research and development tax credits.

For the three months ended June 30, 2017, the Company recorded an income tax benefit of $9.2 million, resulting in an effective tax benefit rate of 51.2%. The effective tax benefit rate in the first quarter of fiscal year 2018 was higher than the U.S. statutory rate due primarily to the benefit of research and development tax credit offset by increases in valuation allowances on state net operating losses and state research and development tax credits.

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

For the three months ended June 30, 2018, the Company’s gross unrecognized tax benefits increased by $5.4 million. In the next 12 months it is reasonably possible that the amount of unrecognized tax benefits will not change significantly.

On December 22, 2017, H.R. 1, informally known as the Tax Cuts and Jobs Acts (the Tax Reform), was enacted into law. Among other matters, the Tax Reform lowered the corporate federal income tax rate from 35% to 21%, effective January 1, 2018, and transitioned U.S. international taxation from a worldwide tax system to a modified territorial tax system.

The Company has estimated the impact of the Tax Reform in its fiscal year 2018 benefit from (provision for) income taxes in accordance with its interpretation of the Tax Reform and available guidance. The Tax Reform resulted in a provisional income tax expense related to the remeasurement of the Company’s net deferred tax assets recorded in the third quarter of fiscal year 2018. As of June 30, 2018, the Company has not finalized the accounting for the tax effects of the Tax Reform and has not made any adjustments related to the provisional estimate during the three months ended June 30, 2018.

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

The final impact of the Tax Reform may differ from the provisional estimate due to, among other things, changes in interpretation, the issuance of additional guidance and any updates to estimates the Company utilized to calculate the transition impacts. The Securities and Exchange Commission has issued rules under SAB 118 that allow for a measurement period of up to one year after the enactment date of the Tax Reform to finalize the recording of the related tax impacts. The Company currently anticipates finalizing and recording any resulting adjustments within the year measurement period.

Note 10 — Equity Method Investments and Related-Party Transactions

Eutelsat strategic partnering arrangement

In March 2017, the Company acquired a 49% interest in Euro Broadband Infrastructure Sàrl (Euro Infrastructure Co.) for $139.5 million as part of the consummation of the Company’s strategic partnering arrangement with Eutelsat S.A. (together with its affiliates, Eutelsat). The Company’s investment in Euro Infrastructure Co. is accounted for under the equity method and the total investment, including basis difference allocated to tangible assets, identifiable intangible assets, deferred income taxes and goodwill, is classified as a single line item, as an investment in unconsolidated affiliate, on the Company’s condensed consolidated balance sheets. Because the underlying net assets in Euro Infrastructure Co. and the related excess carrying value of investment over the proportionate share of net assets are denominated in Euros, foreign currency translation gains or losses impact the recorded value of the Company’s investment. The Company recorded foreign currency translation gains, net of tax, of approximately $3.5 million and $2.0 million for the three months ended June 30, 2018 and 2017, respectively, in accumulated other comprehensive income (loss). The Company records its proportionate share of the results of Euro Infrastructure Co., and any related basis difference amortization expense, within equity in income (loss) of unconsolidated affiliate, net, one quarter in arrears. Accordingly, the Company included its share of the results of Euro Infrastructure Co. for the three months ended March 31, 2018 in its condensed consolidated financial statements for the three months ended June 30, 2018. The Company’s investment in Euro Infrastructure Co. is presented at cost of investment plus its accumulated proportional share of income or loss, including amortization of the difference in the historical basis of the Company’s contribution, less any distributions it has received.

The difference between the Company’s carrying value of its investment in Euro Infrastructure Co. and its proportionate share of the net assets of Euro Infrastructure Co. as of June 30, 2018 and March 31, 2018 is summarized as follows:

	As of June 30, 2018	As of March 31, 2018
	(In thousands)
Carrying value of investment in Euro Infrastructure Co.	$169,454	$163,835
Less: proportionate share of net assets of Euro Infrastructure Co.	152,200	147,115
Excess carrying value of investment over proportionate share of net assets	$17,254	$16,720
The excess carrying value has been primarily assigned to:
Goodwill	$24,188	$23,523
Identifiable intangible assets	12,773	12,839
Tangible assets	(21,441)	(21,342)
Deferred income taxes	1,734	1,700
	$17,254	$16,720

The identifiable intangible assets have useful lives of up to 11 years and a weighted average useful life of approximately ten years, and tangible assets have useful lives of up to 11 years and a weighted average useful life of approximately 11 years. Goodwill is not deductible for tax purposes.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The Company’s share of income or loss on its investment in Euro Infrastructure Co. was income of $1.1 million and loss of $0.5 million for the three months ended June 30, 2018 and 2017, respectively, consisting of the Company’s share of equity in Euro Infrastructure Co.’s income or loss, including amortization of the difference in the historical basis of the Company’s contribution.

Since acquiring its interest in Euro Infrastructure Co., the Company has recorded $2.8 million in retained earnings of undistributed cumulative earnings in equity interests, net of tax, as of June 30, 2018.

Related-party transactions

Transactions with the equity method investee are considered related-party transactions. Richard Baldridge, the President and Chief Operating Officer and a Director of the Company, also serves on the board of directors of Ducommun Inc. The following tables set forth the material related-party transactions entered into between Euro Infrastructure Co. and its subsidiaries, or Ducommon Inc. (inventory procurement) on the one hand, and the Company and its subsidiaries, on the other hand, in the ordinary course of business for the time periods presented:

	Three Months Ended
	June 30, 2018	June 30, 2017
	(In thousands)
Revenue – Euro Infrastructure Co.	$1,851	$3,451
Expense – Euro Infrastructure Co.	2,159	1,831
Cash received – Euro Infrastructure Co.	2,430	2,071
Cash paid – Euro Infrastructure Co.	1,947	2,021
Cash paid – Ducommun Inc.	2,458	*

	As of June 30, 2018	As of March 31, 2018
	(In thousands)
Accounts receivable – Euro Infrastructure Co.	$2,167	$3,307
Collections in excess of revenues and deferred revenues – Euro Infrastructure Co.	3,607	3,246
Accounts payable – Ducommun Inc.	3,918	2,073

*	There was no related-party activity for the period indicated.

Note 11 — Segment Information

The Company’s reporting segments, comprised of the satellite services, commercial networks and government systems segments, are primarily distinguished by the type of customer and the related contractual requirements. The Company’s satellite services segment provides satellite-based broadband and related services to consumers, enterprises, commercial airlines and mobile broadband customers. The Company’s commercial networks segment develops and offers advanced satellite and wireless broadband platforms, ground networking equipment, radio frequency and advanced microwave solutions, Application-Specific Integrated Circuit chip design, satellite payload development and space-to-earth connectivity systems, some of which are ultimately used by the Company’s satellite services segment. The Company’s government systems segment provides global mobile broadband services to military and government users and develops and offers network-centric, internet protocol-based fixed and mobile secure communications products and solutions. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the satellite services and commercial networks segments. The Company’s segments are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Segment revenues and operating profits (losses) for the three months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended
	June 30, 2018	June 30, 2017
	(In thousands)
Revenues:
Satellite services
Product	$—	$217
Service	153,561	151,997
Total	153,561	152,214
Commercial networks
Product	85,133	36,483
Service	9,933	8,765
Total	95,066	45,248
Government systems
Product	132,996	129,418
Service	57,246	53,164
Total	190,242	182,582
Elimination of intersegment revenues	—	—
Total revenues	$438,869	$380,044

Operating profits (losses):
Satellite services	$(29,936)	$18,843
Commercial networks	(47,008)	(66,125)
Government systems	24,918	32,592
Elimination of intersegment operating profits	—	—
Segment operating loss before corporate and amortization of acquired intangible assets	(52,026)	(14,690)
Corporate	—	—
Amortization of acquired intangible assets	(2,453)	(3,260)
Loss from operations	$(54,479)	$(17,950)

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. The Company’s property and equipment, including its satellites, earth stations and other networking equipment, are assigned to corporate assets as they are available for use by the various segments throughout their estimated useful lives. Segment assets as of June 30, 2018 and March 31, 2018 were as follows:

	As of June 30, 2018	As of March 31, 2018
	(In thousands)
Segment assets:
Satellite services	$73,919	$66,830
Commercial networks	214,942	211,447
Government systems	318,600	337,451
Total segment assets	607,461	615,728
Corporate assets	2,936,807	2,798,381
Total assets	$3,544,268	$3,414,109

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Other acquired intangible assets, net and goodwill included in segment assets as of June 30, 2018 and March 31, 2018 were as follows:

	Other Acquired Intangible Assets, Net		Goodwill
	As of June 30, 2018	As of March 31, 2018	As of June 30, 2018	As of March 31, 2018
	(In thousands)
Satellite services	$14,449	$16,580	$13,763	$13,991
Commercial networks	2,955	3,340	43,937	44,011
Government systems	11,154	11,942	64,755	63,083
Total	$28,558	$31,862	$122,455	$121,085

Amortization of acquired intangible assets by segment for the three months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended
	June 30, 2018	June 30, 2017
	(In thousands)
Satellite services	$1,305	$2,093
Commercial networks	385	407
Government systems	763	760
Total amortization of acquired intangible assets	$2,453	$3,260

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future economic conditions and performance; the development, customer acceptance and anticipated performance of technologies, products or services; satellite construction and launch activities, the performance and anticipated benefits of our ViaSat-2 and ViaSat-3 class satellites and any future satellite we may construct or acquire; the impacts on overall coverage area, planned services and financial results of the identified antenna deployment issue on the ViaSat-2 satellite; the expected completion, capacity, service, coverage, service speeds and other features of our satellites, and the timing, cost, economics and other benefits associated therewith; anticipated subscriber growth; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ materially include: our ability to realize the anticipated benefits of the ViaSat-2 and ViaSat-3 class satellites and any future satellite we may construct or acquire; unexpected expenses related to our satellite projects; our ability to realize the anticipated benefits of our strategic partnering arrangement with Eutelsat S.A. (together with its affiliates, Eutelsat) or any of our acquisitions; our ability to successfully implement our business plan for our broadband services on our anticipated timeline or at all; risks associated with the construction, launch and operation of satellites, including the effect of any anomaly, operational failure or degradation in satellite performance; our ability to successfully develop, introduce and sell new technologies, products and services; audits by the U.S. government; changes in the global business environment and economic conditions; delays in approving U.S. government budgets and cuts in government defense expenditures; our reliance on U.S. government contracts, and on a small number of contracts which account for a significant percentage of our revenues; reduced demand for products and services as a result of continued constraints on capital spending by customers; changes in relationships with, or the financial condition of, key customers or suppliers; our reliance on a limited number of third parties to manufacture and supply our products; increased competition; introduction of new technologies and other factors affecting the communications and defense industries generally; the effect of adverse regulatory changes on our ability to sell products and services; the effect of recent changes to U.S. tax laws; our level of indebtedness and ability to comply with applicable debt covenants; our involvement in litigation, including intellectual property claims and litigation to protect our proprietary technology; our dependence on a limited number of key employees; and other factors identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, under the heading “Risk Factors” in Part II, Item 1A of this report, elsewhere in this report and our other filings with the Securities and Exchange Commission (the SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Satellite Services

Our satellite services segment uses our proprietary technology platform to provide satellite-based high-speed broadband services with multiple applications to consumers, enterprises, commercial airlines and mobile broadband customers both in the United States and abroad. Our Viasat Internet and Viasat Business Internet fixed broadband services offer high-speed, high-quality broadband internet access. We also offer high-speed internet and other in-flight services for a growing number of commercial aircraft. Our satellite services business also provides a platform for the provision of network management services to domestic and international satellite service providers.

Our proprietary Ka-band satellites are at the core of our technology platform. Our ViaSat-1 satellite (our first-generation high-capacity Ka-band spot-beam satellite) was placed into service in January 2012. On June 1, 2017, our second-generation ViaSat-2 satellite was successfully launched into orbit. In January 2018, we reported an antenna deployment issue identified by the satellite manufacturer. Based on measured data and analysis of the current in-orbit performance of the satellite as well as the network as a whole, we currently expect that the issue will not materially impact the overall coverage area of the satellite, nor materially impact the planned services and the expected financial results from the ViaSat-2 system. In the fourth quarter of fiscal year 2018, we launched commercial broadband services on our ViaSat-2 satellite. We currently have two third-generation ViaSat-3 class satellites under construction, and anticipate commencing construction on a third ViaSat-3 class satellite in the future. We also own the WildBlue-1 satellite, which was placed into service in March 2007.

The primary services offered by our satellite services segment are comprised of:

•

Fixed broadband services, which provide consumers and businesses with high-speed broadband internet access and Voice over Internet Protocol (VoIP) services. As of June 30, 2018, we provided fixed broadband services to approximately 577,000 subscribers. In addition, we offer satellite-enabled community Wi-Fi hotspot services, primarily in Mexico.

•

In-flight services including our flagship Viasat in-flight internet services and aviation software services. As of June 30, 2018, 757 commercial aircraft were in service utilizing our Viasat in-flight connectivity (IFC) systems.

•	Mobile broadband services, which provide global network management and high-speed internet connectivity services for customers using airborne, maritime and ground-mobile satellite systems.

We also offer a variety of other broadband services, including business connectivity, live on-line event streaming, oil and natural gas data gathering services and high-definition satellite news gathering.

Commercial Networks

Our commercial networks segment develops and produces a variety of advanced satellite and wireless products, systems and solutions that enable the provision of high-speed fixed and mobile broadband services. Our products, systems and solutions include an array of satellite-based and wireless broadband platforms, networking equipment, space hardware, radio frequency and advanced microwave solutions, space-to-earth connectivity systems, customer premise equipment (CPE), satellite modems and antenna technologies, as well as satellite payload development and Application-Specific Integrated Circuit (ASIC) chip design. Our products, systems and solutions are generally developed through a combination of customer and discretionary internal research and development funding, are utilized to provide services through our satellite services segment and are also sold to commercial networks customers (with sales of complementary products, systems and solutions to government customers included in our government systems segment). The primary products, systems, solutions and services offered by our commercial networks segment are comprised of:

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
•

Satellite networking development, including specialized design and technology services covering all aspects of satellite communication system architecture and technology, including satellite and ground systems, fabless semiconductor design for ASIC and Monolithic Microwave Integrated Circuit (MMIC) chips and network function virtualization, as well as modules and subsystems for various commercial, military and space uses and radio frequency and advanced microwave solutions. We also design and develop high-capacity Ka-band satellites as part of our commercial networks segment (both for our own satellite fleet and for third parties) and design, develop and produce the associated satellite payload technologies.

Government Systems

Our government systems segment provides global mobile broadband services to military and government users, and develops and produces network-centric internet protocol (IP)-based fixed and mobile secure communications products and solutions that are designed to enable the collection and dissemination of secure real-time digital information between individuals on the tactical edge, command centers, strategic communications nodes, ground and maritime platforms and airborne intelligence and defense platforms. Customers of our government systems segment include the U.S. Department of Defense, allied foreign governments, allied armed forces, public safety first-responders and remote government employees.

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

Sources of Revenues

Our satellite services segment revenues are primarily derived from our fixed broadband services, IFC services and worldwide managed network services.

Revenues in our commercial networks and government systems segments are primarily derived from three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Fixed-price contracts (which require us to provide products and services under a contract at a specified price) comprised approximately 89% and 87% of our total revenues for these segments for the three months ended June 30, 2018 and 2017, respectively. The remainder of our revenues in these segments for such periods was derived primarily from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

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

Historically, a significant portion of our revenues in our commercial networks and government systems segments has been derived from customer contracts that include the development of products. The development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded development from our customer contracts were approximately 18% of our total revenues in the three months ended June 30, 2018 and 2017.

We also incur independent research and development (IR&D) expenses, which are not directly funded by a third party. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development projects. IR&D expenses were approximately 8% and 12% of total revenues during the three months ended June 30, 2018 and 2017, respectively. As a government contractor, we are able to recover a portion of our IR&D expenses pursuant to our government contracts.

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

Revenue recognition

We apply the five-step revenue recognition model under Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (commonly referred to as Accounting Standards Codification (ASC) 606) to our contracts with our customers. Under this model we (1) identify the contract with the customer, (2) identify our performance obligations in the contract, (3) determine the transaction price for the contract, (4) allocate the transaction price to our performance obligations and (5) recognize revenue when or as we satisfy our performance obligations. These performance obligations generally include the purchase of services (including broadband capacity and the leasing of broadband equipment), the purchase of products, and requirements to develop and deliver complex equipment built to customer specifications under long-term contracts.

The timing of satisfaction of performance obligations may require judgment. We derive a substantial portion of our revenues from contracts with customers for services, primarily connectivity services including leasing of related broadband equipment. These contracts typically require advance or recurring monthly payments by the customer. Our obligation to provide connectivity services is satisfied over time as the customer simultaneously receives and consumes the benefits provided. The measure of progress over time is based upon either a period of time (e.g., over the estimated contractual term) or usage (e.g., bandwidth used/bytes of data processed). From a recognition perspective, the leasing of broadband equipment is evaluated in accordance with the authoritative guidance for leases (ASC 840). Our accounting for equipment leases involves specific determinations under ASC 840, which may involve complex provisions and significant judgments. In accordance with ASC 840, we apply the following criteria to determine the nature of the lease (e.g., as an operating or sales type lease): (1) review for transfers of ownership of the equipment to the lessee by the end of the lease term, (2) review of the lease terms to determine if it contains an option to purchase the leased equipment for a price which is sufficiently lower than the expected fair value of the equipment at the date of the option, (3) review of the lease term to determine if it is equal to or greater than 75% of the economic life of the equipment, and (4) review of the present value of the minimum lease payments to determine if they are equal to or greater than 90% of the fair market value of the equipment at the inception of the lease. Additionally, we consider the cancelability of the contract and any related uncertainty of collections or risk in recoverability of the lease investment at lease inception. Revenue from sales type leases is recognized at the inception of the lease or when the equipment has been delivered and installed at the customer site, if installation is required. Revenues from equipment rentals under operating leases are recognized as earned over the lease term, which is generally on a straight-line basis.

We also derive a portion of our revenues from contracts with customers to provide products. Performance obligations to provide products are satisfied at the point in time when control is transferred to the customer. These contracts typically require payment by the customer upon passage of control and determining the point at which control is transferred may require judgment. To identify the point at which control is transferred to the customer, we consider indicators that include, but are not limited to whether (1) we have the present right to payment for the asset, (2) the customer has legal title to the asset, (3) physical possession of the asset has been transferred to the customer, (4) the customer has the significant risks and rewards of ownership of the asset, and (5) the customer has accepted the asset. For product revenues, control generally passes to the customer upon delivery of goods to the customer.

The vast majority of our revenues from long-term contracts to develop and deliver complex equipment built to customer specifications are derived from contracts with the U.S. government (including foreign military sales contracted through the U.S. government). Our contracts with the U.S. government typically are subject to the Federal Acquisition Regulation (FAR) and are priced based on estimated or actual costs of producing goods or providing services. The FAR provides guidance on the types of costs that are allowable in establishing prices for goods and services provided under U.S. government contracts. The pricing for non-U.S. government contracts is based on the specific negotiations with each customer. Under the typical payment terms of our U.S. government fixed-price contracts, the customer pays us either performance-based payments (PBPs) or progress payments. PBPs are interim payments based on quantifiable measures of performance or on the achievement of specified events or milestones. Progress payments are interim payments based on a percentage of the costs incurred as the work progresses. Because the customer can often retain a portion of the contract price until completion of the contract, our U.S. government fixed-price contracts generally result in revenue recognized in excess of billings which we present as unbilled accounts receivable on the balance sheet. Amounts billed and due from our customers are classified as receivables on the balance sheet. The portion of the payments retained by the customer until final contract settlement is not considered a significant financing component because the intent is to protect the customer. For our U.S. government cost-type contracts, the customer generally pays us for our actual costs incurred within a short period of time. For non-U.S. government contracts, we typically receive interim payments as work progresses, although for some contracts, we may be entitled to receive an advance payment. We recognize a liability for these advance payments in excess of revenue recognized and present it as collections in excess of revenues and deferred revenues on the balance sheet. An advance payment is not typically considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect us from the other party failing to adequately complete some or all of its obligations under the contract.

Performance obligations related to developing and delivering complex equipment built to customer specifications under long-term contracts are recognized over time as these performance obligations do not create assets with an alternative use to us and we have an enforceable right to payment for performance to date. To measure the transfer of control, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for our contracts because that best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation.  When estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.

The evaluation of transaction price, including the amounts allocated to performance obligations, may require significant judgments. Due to the nature of the work required to be performed on many of our performance obligations, the estimation of total revenue, and where applicable the cost at completion, is complex, subject to many variables and requires significant judgment. Our contracts may contain award fees, incentive fees, or other provisions, including the potential for significant financing components, that can either increase or decrease the transaction price. These amounts, which are sometimes variable, can be dictated by performance metrics, program milestones or cost targets, the timing of payments, and customer discretion. We estimate variable consideration at the amount to which we expect to be entitled. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. We have elected the practical expedient not to adjust the promised amount of consideration for the effects of a significant financing component if we expect, at contract inception, that the period between when we transfer a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

If a contract is separated into more than one performance obligation, the total transaction price is allocated to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. Estimating standalone selling prices may require judgment. When available, we utilize the observable price of a good or service when we sell that good or service separately in similar circumstances and to similar customers. If a standalone selling price is not directly observable, we estimate the standalone selling price by considering all information (including market conditions, specific factors, and information about the customer or class of customer) that is reasonably available.

Deferred costs to obtain or fulfill contract

Under ASC 340-40, Other Assets and Deferred Costs – Contracts with Customers, we recognize an asset from the incremental costs of obtaining a contract with a customer, if we expect to recover those costs. The incremental costs of obtaining a contract are those costs that we incur to obtain a contract with a customer that we would not have incurred if the contract had not been obtained. ASC 340-40 also requires the recognition of an asset from the costs incurred to fulfill a contract when (1) the costs relate directly to a contract or to an anticipated contract that we can specifically identify, (2) the costs generate or enhance our resources that will be used in satisfying (or in continuing to satisfy) performance obligations in the future, and (3) the costs are expected to be recovered. We recognize an asset related to commission costs incurred primarily in our satellite services segment and recognize an asset related to costs incurred to fulfill contracts. Costs to acquire customer contracts are amortized over the estimated customer contract life. Costs to fulfill customer contracts are amortized in proportion to the revenue to which the costs relate. For contracts with an estimated amortization period of less than one year, we expense incremental costs immediately.

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

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We periodically review the remaining estimated useful life of the satellite to determine if revisions to the estimated life are necessary. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by us for the three months ended June 30, 2018 and 2017.

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

Income taxes and valuation allowance on deferred tax assets

Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis to determine if the weight of available evidence suggests that an additional valuation allowance is needed. In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the event that our estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established, which would cause a decrease to income in the period such determination is made. Our valuation allowance against deferred tax assets increased from $29.0 million at March 31, 2018 to $31.7 million at June 30, 2018. The valuation allowance primarily relates to state net operating loss carryforwards and state research and development tax credit carryforwards.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data for the periods indicated:

	Three Months Ended
	June 30, 2018	June 30, 2017
Revenues:	100.0%	100.0%
Product revenues	49.7	43.7
Service revenues	50.3	56.3
Operating expenses:
Cost of product revenues	39.5	32.3
Cost of service revenues	39.1	36.3
Selling, general and administrative	25.7	23.5
Independent research and development	7.6	11.9
Amortization of acquired intangible assets	0.6	0.9
Loss from operations	(12.4)	(4.7)
Interest income (expense), net	(2.6)	—
Loss before income taxes	(15.0)	(4.7)
Benefit from income taxes	6.7	2.4
Net loss	(8.1)	(2.4)
Net loss attributable to Viasat, Inc.	(7.7)	(2.4)

Three Months Ended June 30, 2018 vs. Three Months Ended June 30, 2017

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2018	June 30, 2017	Increase (Decrease)	Increase (Decrease)
Product revenues	$218.1	$166.1	$52.0	31.3%
Service revenues	220.7	213.9	6.8	3.2%
Total revenues	$438.9	$380.0	$58.8	15.5%

Our total revenues grew by $58.8 million as a result of a $52.0 million increase in product revenues and a $6.8 million increase in service revenues. The product revenue increase was driven by increases of $48.7 million in our commercial networks segment and $3.6 million in our government systems segment. The service revenue increase was due to increases of $4.1 million in our government systems segment, $1.6 million in our satellite services segment and $1.2 million in our commercial networks segment.

Cost of revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2018	June 30, 2017	Increase (Decrease)	Increase (Decrease)
Cost of product revenues	$173.4	$122.6	$50.8	41.4%
Cost of service revenues	171.4	137.9	33.6	24.4%
Total cost of revenues	$344.9	$260.5	$84.4	32.4%

Cost of revenues increased by $84.4 million due to increases of $50.8 million in cost of product revenues and $33.6 million in cost of service revenues. The cost of product revenue increase was partially due to increased revenues, mainly from our mobile broadband satellite communication systems products in our commercial networks segment, causing a $38.4 million increase in cost of product revenues on a constant margin basis. Additionally, cost of product revenues increased due to lower margins, primarily from our government satellite communication systems and products in our government systems segment. The cost of service revenue increase mainly related to lower margins for Viasat Internet broadband services and IFC services in our satellite services segment, primarily due to the ViaSat-2 service launch in the fourth quarter of fiscal year 2018 and the ramp-up of large-scale IFC services to commercial airlines.

Selling, general and administrative expenses

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2018	June 30, 2017	Increase (Decrease)	Increase (Decrease)
Selling, general and administrative	$112.6	$89.2	$23.5	26.3%

The $23.5 million increase in selling, general and administrative (SG&A) expenses reflected an $11.2 million increase in support costs primarily in our satellite services segment, mainly due to the higher employee-related costs supporting the ViaSat-2 service launch. In addition, selling costs increased $10.3 million, primarily due to an increase in our satellite services segment due to the ViaSat-2 service launch in the fourth quarter of fiscal year 2018. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2018	June 30, 2017	Increase (Decrease)	Increase (Decrease)
Independent research and development	$33.4	$45.1	$(11.7)	(25.9)%

The $11.7 million decrease in IR&D expenses was primarily the result of a decrease of $12.4 million in IR&D efforts in our commercial networks segment (primarily related to a decrease in IR&D expenses related to next-generation satellite payload technologies for our ViaSat-3 class satellites, as the first two ViaSat-3 class satellites have entered the phase of full construction, and mobile broadband satellite communication systems).

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to ten years. The slight decrease in amortization of acquired intangible assets in the first quarter of fiscal year 2019 compared to the prior year period was primarily the result of certain acquired customer relationship intangibles in our satellite services segment becoming fully amortized over the preceding twelve months. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the three months ended June 30, 2018	$2,453

Expected for the remainder of fiscal year 2019	$7,004
Expected for fiscal year 2020	7,576
Expected for fiscal year 2021	5,167
Expected for fiscal year 2022	3,341
Expected for fiscal year 2023	3,037
Thereafter	2,433
$28,558

Interest income

The slight decrease in interest income for the three months ended June 30, 2018 compared to the prior year period was the result of lower average invested cash balances during the first quarter of fiscal year 2019 compared to the prior year period.

Interest expense

The $11.3 million increase in interest expense in the three months ended June 30, 2018 compared to the prior year period was due to a decrease of $8.4 million in the amount of interest capitalized during the first quarter of fiscal year 2019 compared to the prior year period. Capitalized interest expense during the three months ended June 30, 2018 related to the construction of our ViaSat-3 class satellites, gateway and networking equipment and other assets. Capitalized interest expense during the three months ended June 30, 2017 related to the construction of our ViaSat-2 satellite, ViaSat-3 class satellites, gateway and networking equipment and other assets.

Benefit from income taxes

For the three months ended June 30, 2018, we recorded an income tax benefit of $29.2 million, resulting in an effective tax benefit rate of 44.4%. For the three months ended June 30, 2017, we recorded an income tax benefit of $9.2 million, resulting in an effective tax benefit rate of 51.2%. The effective tax rates for the periods differed from the U.S. statutory rate due primarily to the benefit of research and development tax credits, offset by increases in valuation allowances on state net operating losses and state research and development tax credits.

Segment Results for the Three Months Ended June 30, 2018 vs. Three Months Ended June 30, 2017

Satellite services segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2018	June 30, 2017	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$—	$0.2	$(0.2)	(100.0)%
Segment service revenues	153.6	152.0	1.6	1.0%
Total segment revenues	$153.6	$152.2	$1.3	0.9%

Our satellite services segment revenues increased by $1.3 million primarily as a result of a $1.6 million increase in service revenues. The increase in service revenues was primarily driven by the expansion of our in-flight internet services. As of June 30, 2018, 757 commercial aircraft were in service utilizing our IFC systems, compared to 568 commercial aircraft in service as of June 30, 2017. Total subscribers of our fixed broadband services decreased year over year, with approximately 577,000 subscribers at June 30, 2018 compared to 625,000 subscribers at June 30, 2017.

Segment operating (loss) profit

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2018	June 30, 2017	Increase (Decrease)	Increase (Decrease)
Segment operating (loss) profit	$(29.9)	$18.8	$(48.8)	(258.9)%
Percentage of segment revenues	(19.5)%	12.4%

The decrease in our satellite services segment operating profit was driven primarily by lower earnings contributions of $31.4 million, primarily due to lower margins related to in-flight internet services and fixed broadband services due to the ramp-up of large-scale IFC services to commercial airlines and the ViaSat-2 service launch in the fourth quarter of fiscal year 2018. The decrease in operating profit was further impacted by higher selling costs of $10.3 million due to the promotion of our fixed broadband services following the ViaSat-2 service launch in the fourth quarter of fiscal year 2018.

Commercial networks segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2018	June 30, 2017	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$85.1	$36.5	$48.7	133.3%
Segment service revenues	9.9	8.8	1.2	13.3%
Total segment revenues	$95.1	$45.2	$49.8	110.1%

Our commercial networks segment revenues increased by $49.8 million, primarily due to a $48.7 million increase in product revenues. The increase in product revenues was primarily due to an increase of $41.7 million in mobile broadband satellite communication systems products and $4.2 million in antenna systems products.

Segment operating loss

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2018	June 30, 2017	(Increase) Decrease	(Increase) Decrease
Segment operating loss	$(47.0)	$(66.1)	$19.1	28.9%
Percentage of segment revenues	(49.4)%	(146.1)%

The $19.1 million decrease in our commercial networks segment operating loss was driven primarily by a $12.4 million decrease in IR&D expenses related to next-generation satellite payload technologies for our ViaSat-3 class satellites, as the first two ViaSat-3 class satellites have entered the phase of full construction, and mobile broadband satellite communication systems. In addition, we experienced higher earnings contributions of $8.8 million, primarily due to the increase in product revenues.

Government systems segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2018	June 30, 2017	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$133.0	$129.4	$3.6	2.8%
Segment service revenues	57.2	53.2	4.1	7.7%
Total segment revenues	$190.2	$182.6	$7.7	4.2%

Our government systems segment revenues increased by $7.7 million due to increases of $4.1 million in service revenues and $3.6 million in product revenues. The service revenue increase was primarily due to a $1.9 million increase in tactical data link services and $1.3 million in government satellite communication systems services. The product revenue increase was due to an $18.7 million increase in tactical data link products, a $6.2 million increase in cybersecurity and information assurance products and a $2.0 million increase in tactical satcom radio products, partially offset by a $15.6 million decrease in government mobile broadband products and a $7.8 million decrease in government satellite communications systems products.

Segment operating profit

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2018	June 30, 2017	Increase (Decrease)	Increase (Decrease)
Segment operating profit	$24.9	$32.6	$(7.7)	(23.5)%
Percentage of segment revenues	13.1%	17.9%

The $7.7 million decrease in our government systems segment operating profit reflected higher SG&A costs of $4.0 million and lower earnings contributions primarily due to our government satellite communications systems products.

Backlog

As reflected in the table below, our overall firm and funded backlog increased during the first three months of fiscal year 2019. The increases in both firm and funded backlog were attributable to increases in all three of our segments.

	As of June 30, 2018	As of March 31, 2018
	(In millions)
Firm backlog
Satellite services segment	$500.9	$130.5
Commercial networks segment	349.8	288.3
Government systems segment	778.6	671.2
Total	$1,629.3	$1,090.0
Funded backlog
Satellite services segment	$500.9	$130.5
Commercial networks segment	349.8	288.3
Government systems segment	707.3	592.1
Total	$1,558.0	$1,010.9

The firm backlog does not include contract options. Of the $1.6 billion in firm backlog, approximately half is expected to be delivered during the next twelve months, with the balance delivered thereafter. We include in our backlog only those orders for which we have accepted purchase orders. Starting with the first quarter of fiscal year 2019, upon adoption of ASC 606, our backlog includes contracts with subscribers for fixed broadband services in our satellite services segment. Backlog as of March 31, 2018 does not include contracts with our subscribers for fixed broadband services in our satellite services segment. Backlog as of June 30, 2018 and March 31, 2018 does not include anticipated purchase orders and requests for the installation of IFC systems or future recurring in-flight internet service revenues under commercial in-flight internet agreements recorded in our commercial networks and satellite services segments, respectively. As of June 30, 2018, we expected to install IFC systems on approximately 854 additional aircraft under our existing customer agreements with commercial airlines, approximately 178 of which relate to accepted purchase orders (and are included in firm backlog in our commercial networks segment) and approximately 676 of which relate to anticipated purchase orders and requests under existing customer agreements. There can be no assurance that all anticipated purchase orders and requests will be placed.

Our total new awards exclude future revenue under recurring consumer commitment arrangements and were approximately $569.7 million and $441.8 million for the three months ended June 30, 2018 and 2017, respectively.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing, export credit agency financing and equity financing. At June 30, 2018, we had $54.8 million in cash and cash equivalents, $166.7 million in working capital, $115.0 million in principal amount of outstanding borrowings under our revolving credit facility (the Revolving Credit Facility) and borrowing availability of $664.9 million under the Revolving Credit Facility. At March 31, 2018, we had $71.4 million in cash and cash equivalents, $146.1 million in working capital, and no outstanding borrowings and borrowing availability of $770.4 million under the Revolving Credit Facility. We invest our cash in excess of current operating requirements in short-term, highly liquid bank money market accounts.

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

Cash flows

Cash provided by operating activities for the first three months of fiscal year 2019 was $53.8 million compared to $153.7 million in the prior year period. This $99.8 million decrease was primarily driven by our operating results (net loss adjusted for depreciation, amortization and other non-cash charges) which resulted in $28.0 million of higher cash outflows year-over-year and a $71.9 million year-over-year increase in cash used to fund net operating assets. The increase in cash used to fund net operating assets during the first three months of fiscal year 2019 when compared to the prior year period was primarily due to a decrease in cash inflows year-over-year from the long-term portion of deferred revenues included in other liabilities in our satellite services segment as well as a decrease in cash inflows year-over-year from combined billed and unbilled accounts receivable, net, attributable to the timing of contractual milestones for certain larger development programs in our commercial networks segment.

Cash used in investing activities for the first three months of fiscal year 2019 was $160.9 million compared to $128.1 million in the prior year period. This $32.8 million increase in cash used in investing activities year-over-year reflects an increase of $46.7 million in capital expenditures used for property and other general purpose equipment, partially offset by decreases of $9.2 million in cash used for satellite construction and $7.2 million for capital software development.

Cash provided by financing activities for the first three months of fiscal year 2019 was $91.7 million compared to $4.9 million for the prior year period. This $86.7 million increase in cash provided by financing activities year-over-year was primarily related to $115.0 million in net proceeds from borrowings under our Revolving Credit Facility in the first quarter of fiscal year 2019 compared to none in the prior year period, partially offset by $22.7 million in payments on borrowings under our direct loan facility with the Export-Import Bank of the United States for the ViaSat-2 satellite (the Ex-Im Credit Facility and, together with the Revolving Credit Facility, the Credit Facilities) in the first quarter of fiscal year 2019 compared to none in the prior year period. Cash provided by financing activities for both periods included cash received from stock option exercises and employee stock purchase plan purchases, offset by cash used for the repurchase of common stock related to net share settlement of certain employee tax liabilities in connection with the vesting of restricted stock unit awards.

Satellite-related activities

On June 1, 2017, our second-generation ViaSat-2 satellite was successfully launched into orbit. In January 2018, we previously reported an antenna deployment issue identified by the satellite manufacturer. In the fourth quarter of fiscal year 2018, we launched commercial broadband services on our ViaSat-2 satellite. We are now in the process of reviewing the antenna issue and related resulting damage with the insurers. Based on measured data and analysis of the current in-orbit performance of the satellite as well as the network as a whole, we currently expect that the issue will not materially impact the overall coverage area of the satellite, nor materially impact the planned services and the expected financial results from the ViaSat-2 system. The ViaSat-2 satellite was primarily financed by the Ex-Im Credit Facility (see “—Ex-Im Credit Facility” below). Pursuant to the terms of the Ex-Im Credit Facility, certain insurance proceeds related to the ViaSat-2 satellite must be used to pay down outstanding borrowings under the Ex-Im Credit Facility if received.

With ViaSat-2 now in service, we expect additional operating costs to be incurred in fiscal year 2019 in our satellite services segment. These increased operating costs are expected to include depreciation, amortization of capitalized software development, earth station connectivity, marketing and advertising costs, logistics, customer care and various support systems. In addition, we expect interest expense to increase during fiscal year 2019 as we no longer capitalize the interest expense relating to the debt incurred for the construction of ViaSat-2 and the related gateway and networking equipment now that the satellite is in service. However, we expect the relative impact of the launch of service on the ViaSat-2 satellite and roll-out of related ground infrastructure to our financial results to be less than we experienced in relation to the ViaSat-1 satellite. In fiscal year 2019, we expect the total number of subscribers of our fixed broadband services to increase, and that the resultant increase in service revenues in our satellite services segment will improve operating profit for that segment over time. However, there can be no assurance that we will be successful in our subscriber expansion plans. We also expect our capital expenditures to increase significantly during fiscal year 2019 compared to fiscal year 2018 as a result of increased CPE-related capital expenditures relating to the expected increase in the number of subscribers of our fixed broadband services.

In July 2016, we entered into two separate agreements with The Boeing Company (Boeing) for the construction and purchase of two ViaSat-3 class satellites and the integration of Viasat’s payload technologies into the satellites. The aggregate purchase price for the two satellites is approximately $379.5 million (subject to purchase price adjustments based on factors such as launch delay and early delivery), plus an additional amount for launch support services to be performed by Boeing. In addition, under one of these agreements, we have the option to order up to two additional ViaSat-3 class satellites. The first ViaSat-3 class satellite is expected to provide broadband services over the Americas, and the second is expected to provide broadband services over the Europe, Middle East and Africa (EMEA) region. The projected aggregate total project cost for the two ViaSat-3 class satellites, including the satellites, launches, insurance and related earth station infrastructure, through satellite launch is estimated to be between $1.2 billion and $1.4 billion, and will depend on the timing of the earth station infrastructure roll-out of each satellite and the method we use to procure fiber access. Our total cash funding may be reduced through various third-party agreements, including potential joint service offerings and other strategic partnering arrangements. We believe we have adequate sources of funding for the ViaSat-3 class satellites, which include our cash on hand, available borrowing capacity and the cash we expect to generate from operations over the next few years.

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

Revolving Credit Facility

As of June 30, 2018, the Revolving Credit Facility provided an $800.0 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of May 24, 2021.

Borrowings under the Revolving Credit Facility bear interest, at our option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on our total leverage ratio. At June 30, 2018, the weighted average effective interest rate on our outstanding borrowings under the Revolving Credit Facility was 4.56%. The Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of Viasat (as defined in the Revolving Credit Facility) and secured by substantially all of our assets. As of June 30, 2018, none of our subsidiaries guaranteed the Revolving Credit Facility.

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

As of June 30, 2018, we had $115.0 million in principal amount of outstanding borrowings under the Revolving Credit Facility and $20.1 million outstanding under standby letters of credit, leaving borrowing availability under the Revolving Credit Facility as of June 30, 2018 of $664.9 million.

Ex-Im Credit Facility

As of June 30, 2018, the Ex-Im Credit Facility provided a $362.4 million senior secured direct loan facility, which was fully drawn. Of the $362.4 million in principal amount of borrowings made under the Ex-Im Credit Facility, $321.2 million was used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remaining $41.2 million used to finance the total exposure fees incurred under the Ex-Im Credit Facility (which included all previously accrued completion exposure fees). At June 30, 2018, we had $339.8 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility.

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

The Ex-Im Credit Facility contains financial covenants regarding Viasat’s maximum total leverage ratio and minimum interest coverage ratio. In addition, the Ex-Im Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. On July 17, 2018, the Ex-Im Credit Facility was amended in order to make conforming changes to the covenants to reflect the amendments made to the Revolving Credit Facility in May 2018.

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

Senior Notes

In September 2017, we issued $700.0 million in principal amount of our 5.625% Senior Notes due 2025 (the 2025 Notes) in a private placement to institutional buyers. The 2025 Notes were issued at face value and are recorded as long-term debt, net of debt issuance costs, in our condensed consolidated financial statements. The 2025 Notes bear interest at the rate of 5.625% per year, payable semi-annually in cash in arrears, which interest payments commenced in March 2018. Debt issuance costs associated with the issuance of the 2025 Notes are amortized to interest expense on a straight-line basis over the term of the 2025 Notes, the results of which are not materially different from the effective interest rate basis.

The 2025 Notes are required to be guaranteed on an unsecured senior basis by each of our existing and future subsidiaries that guarantees the Revolving Credit Facility. As of June 30, 2018, none of our subsidiaries guaranteed the 2025 Notes. The 2025 Notes are our general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated debt. The 2025 Notes are effectively junior in right of payment to our existing and future secured debt, including under the Credit Facilities (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that do not guarantee the 2025 Notes, and are senior in right of payment to all of their existing and future subordinated indebtedness.

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

Contractual Obligations

The following table sets forth a summary of our obligations at June 30, 2018:

		For the Remainder of Fiscal Year	For the Fiscal Years Ending
(In thousands, including interest where applicable)	Total	2019	2020-2021	2022-2023	Thereafter
Operating leases and satellite capacity agreements	$582,892	$79,791	$206,290	$122,207	$174,604
2025 Notes	995,422	39,484	78,750	78,750	798,438
Revolving Credit Facility (1)	130,272	4,004	10,479	115,789	—
Ex-Im Credit Facility	372,102	26,682	104,093	99,763	141,564
Satellite performance incentive obligations	43,715	2,889	8,994	9,805	22,027
Purchase commitments including satellite-related agreements	1,056,388	751,784	258,952	21,849	23,803
Total	$3,180,791	$904,634	$667,558	$448,163	$1,160,436

(1)

To the extent that the interest rate is variable and ultimate amounts borrowed under the Revolving Credit Facility may fluctuate, amounts reflected represent estimated interest payments on our current outstanding balances based on the weighted average effective interest rate at June 30, 2018 until the maturity date in May 2021.

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

Our condensed consolidated balance sheets included $132.3 million and $121.2 million of “other liabilities” as of June 30, 2018 and March 31, 2018, respectively, which primarily consisted of the long-term portion of deferred revenues, long-term portion of our satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites, our long-term warranty obligations, the long-term portion of deferred rent and long-term deferred income taxes. With the exception of the long-term portion of our satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites (which is included under “Satellite performance incentive obligations”), these remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2018 for additional information regarding satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites. See Note 9 to our condensed consolidated financial statements for additional information regarding our income taxes and related tax positions and Note 7 to our condensed consolidated financial statements for a discussion of our product warranties.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at June 30, 2018 as defined in Regulation S-K Item 303(a)(4) other than as discussed under Contractual Obligations above or disclosed in the notes to our consolidated financial statements included in this report or in our Annual Report on Form 10-K for the year ended March 31, 2018.

Recent Authoritative Guidance

For information regarding recently adopted and issued accounting pronouncements, see Note 1 to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, short-term and long-term obligations, including the Credit Facilities and the 2025 Notes, and foreign currency forward contracts. We consider investments in highly liquid instruments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. As of June 30, 2018, we had $115.0 million in principal amount of outstanding borrowings under our Revolving Credit Facility, $339.8 million in principal amount of outstanding borrowings under our Ex-Im Credit Facility, and $700.0 million in aggregate principal amount outstanding of the 2025 Notes, and we held no short-term investments. Our 2025 Notes and borrowings under our Ex-Im Credit Facility bear interest at a fixed rate and therefore our exposure to market risk for changes in interest rates relates primarily to borrowings under our Revolving Credit Facility, cash equivalents, short-term investments and short-term obligations.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain a significant amount of our cash balance in money market accounts. In general, money market accounts are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our cash and cash equivalents earn interest at variable rates. Our interest income has been and may continue to be negatively impacted by low market interest rates. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. If the underlying weighted average interest rate on our cash and cash equivalents, assuming balances remain constant over a year, changed by 50 basis points, interest income would have increased or decreased by an insignificant amount for the three months ended June 30, 2018 and 2017. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material.

As of June 30, 2018, we had $115.0 million in principal amount of outstanding borrowings under our Revolving Credit Facility. Our primary interest rate under the Revolving Credit Facility is the Eurodollar rate plus an applicable margin that is based on our total leverage ratio. At June 30, 2018, the weighted average effective interest rate on our outstanding borrowings under the Revolving Credit Facility was 4.56%. Assuming the outstanding balance remained constant over a year, a 50 basis point increase in the interest rate would increase interest incurred, prior to effects of capitalized interest, by an insignificant amount over a twelve-month period.

Foreign Exchange Risk

We generally conduct our business in U.S. dollars. However, as our international business is conducted in a variety of foreign currencies, we are exposed to fluctuations in foreign currency exchange rates. The closing of our strategic partnering arrangement with Eutelsat during the fourth quarter of fiscal year 2017 and related investment in Euro Broadband Infrastructure Sàrl, which is denominated in Euros, increases our exposure to foreign currency risk. A five percent variance in foreign currencies in which our international business is conducted would change our loss before income taxes by an insignificant amount. Our objective in managing our exposure to foreign currency risk is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, from time to time, we may enter into foreign currency forward contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

As of June 30, 2018, we had a number of foreign currency forward contracts outstanding which are intended to reduce the foreign currency risk for amounts payable to vendors in Euros. The foreign currency forward contracts with a notional amount of $6.5 million had an insignificant amount of fair value recorded in accrued liabilities as of June 30, 2018. If the foreign currency forward rate for the Euro to the U.S. dollar on these foreign currency forward contracts had changed by 10%, the fair value of these foreign currency forward contracts as of June 30, 2018 would have changed by an insignificant amount.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2018, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2018.

During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in a variety of claims, suits, investigations and proceedings arising in the ordinary course of business, including government investigations and claims, and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters. Such matters could result in fines; penalties, compensatory, treble or other damages; or non-monetary relief. A violation of government contract laws and regulations could also result in the termination of our government contracts or debarment from bidding on future government contracts. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of our current pending matters will not have a material adverse effect on our business, financial condition, results of operations or liquidity. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our business, financial condition, results of operations or liquidity in a particular period. For further information on the risks we face from existing and future claims, suits, investigations and proceedings, see “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, which factors could materially affect our business, financial condition, liquidity or future results. The risks described in our reports on Forms 10-K and 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

Item 6. Exhibits

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Third Amendment to Credit Agreement, dated as of May 24, 2018, by and among Viasat Inc., MUFG Union Bank, N.A. (as agent) and the other lenders party thereto	10-K	000-21767	10.10.3	05/30/2018

10.2	Fourth Amendment to Credit Agreement, dated as of July 17, 2018, by and among Viasat Technologies Limited, Viasat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im Facility Agent) and the Export-Import Bank of the United States	8-K	000-21767	10.1	07/23/2018

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.

August 9, 2018	/s/ MARK DANKBERG
Mark Dankberg
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ SHAWN DUFFY
Shawn Duffy
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)