Form 10-Q
period 2018-12-31
VIASAT INC
filed 2019-02-11
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018.

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of January 25, 2019 was 60,481,263.

VIASAT, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of December 31, 2018	As of March 31, 2018
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$43,365	$71,446
Accounts receivable, net	295,325	267,665
Inventories	230,122	196,307
Prepaid expenses and other current assets	115,844	77,135
Total current assets	684,656	612,553

Satellites, net	1,188,600	1,239,987
Property and equipment, net	865,343	722,488
Other acquired intangible assets, net	24,760	31,862
Goodwill	121,506	121,085
Other assets	744,851	686,134
Total assets	$3,629,716	$3,414,109
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$160,850	$157,481
Accrued liabilities	292,260	263,676
Current portion of long-term debt	21,755	45,300
Total current liabilities	474,865	466,457

Senior notes	691,803	690,886
Other long-term debt	445,032	287,519
Other liabilities	131,970	121,240
Total liabilities	1,743,670	1,566,102
Commitments and contingencies (Note 8)
Equity:
Viasat, Inc. stockholders’ equity
Common stock	6	6
Paid-in capital	1,630,441	1,535,635
Retained earnings	243,070	285,960
Accumulated other comprehensive income	7,047	15,565
Total Viasat, Inc. stockholders’ equity	1,880,564	1,837,166
Noncontrolling interest in subsidiaries	5,482	10,841
Total equity	1,886,046	1,848,007
Total liabilities and equity	$3,629,716	$3,414,109

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
	(In thousands, except per share data)
Revenues:
Product revenues	$301,865	$175,957	$800,429	$523,858
Service revenues	252,829	205,880	710,608	631,097
Total revenues	554,694	381,837	1,511,037	1,154,955
Operating expenses:
Cost of product revenues	226,020	126,437	616,368	382,932
Cost of service revenues	176,686	137,275	523,348	410,538
Selling, general and administrative	114,566	100,125	340,328	279,382
Independent research and development	28,928	40,149	93,661	131,482
Amortization of acquired intangible assets	2,487	3,177	7,375	9,757
Income (loss) from operations	6,007	(25,326)	(70,043)	(59,136)
Other income (expense):
Interest income	31	512	96	782
Interest expense	(14,896)	—	(40,294)	(253)
Loss on extinguishment of debt	—	—	—	(10,217)
Loss before income taxes	(8,858)	(24,814)	(110,241)	(68,824)
(Provision for) benefit from income taxes	(3,230)	(2,172)	35,679	18,472
Equity in income of unconsolidated affiliate, net	1,351	1,365	2,730	1,593
Net loss	(10,737)	(25,621)	(71,832)	(48,759)
Less: net loss attributable to noncontrolling interests, net of tax	(333)	(990)	(1,694)	(1,400)
Net loss attributable to Viasat, Inc.	$(10,404)	$(24,631)	$(70,138)	$(47,359)
Basic net loss per share attributable to Viasat, Inc. common stockholders	$(0.17)	$(0.42)	$(1.17)	$(0.81)
Diluted net loss per share attributable to Viasat, Inc. common stockholders	$(0.17)	$(0.42)	$(1.17)	$(0.81)
Shares used in computing basic net loss per share	60,152	58,638	59,698	58,237
Shares used in computing diluted net loss per share	60,152	58,638	59,698	58,237
Comprehensive income (loss):
Net loss	$(10,737)	$(25,621)	$(71,832)	$(48,759)
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on hedging, net of tax	(50)	(28)	(338)	81
Foreign currency translation adjustments, net of tax	(1,279)	3,619	(8,180)	13,465
Other comprehensive (loss) income, net of tax	(1,329)	3,591	(8,518)	13,546
Comprehensive loss	(12,066)	(22,030)	(80,350)	(35,213)
Less: comprehensive loss attributable to noncontrolling interests, net of tax	(333)	(990)	(1,694)	(1,400)
Comprehensive loss attributable to Viasat, Inc.	$(11,733)	$(21,040)	$(78,656)	$(33,813)

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	December 31, 2018	December 31, 2017
	(In thousands)
Cash flows from operating activities:
Net loss	$(71,832)	$(48,759)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	195,562	153,211
Amortization of intangible assets	42,543	33,165
Deferred income taxes	(37,137)	(19,940)
Stock-based compensation expense	58,658	49,132
Loss on disposition of fixed assets	38,374	25,768
Loss on extinguishment of debt	—	10,217
Other non-cash adjustments	9,229	4,685
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(38,909)	29,626
Inventories	(32,250)	(24,148)
Other assets	(15,430)	(24,938)
Accounts payable	4,234	5,804
Accrued liabilities	52,534	16,965
Other liabilities	9,085	71,807
Net cash provided by operating activities	214,661	282,595
Cash flows from investing activities:
Purchase of property, equipment and satellites	(491,839)	(354,362)
Cash paid for patents, licenses and other assets	(32,500)	(55,249)
Proceeds from insurance claims on ViaSat-2 satellite	172,206	—
Proceeds from sale of real property	14,034	—
Other investing activities	(2,339)	—
Net cash used in investing activities	(340,438)	(409,611)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	465,000	—
Payments of revolving credit facility borrowings	(140,000)	—
Payments of Ex-Im credit facility borrowings	(210,115)	—
Proceeds from Ex-Im credit facility borrowings, net of discount	—	52,503
Proceeds from issuance of 2025 Notes	—	700,000
Repayment of 2020 Notes	—	(575,000)
Payment of debt extinguishment costs	—	(10,602)
Payment of debt issuance costs	—	(9,759)
Proceeds from issuance of common stock under equity plans	23,595	25,732
Purchase of common stock in treasury (immediately retired) related to tax withholdings for share-based awards	(28,108)	(23,663)
Other financing activities	(9,735)	(1,267)
Net cash provided by financing activities	100,637	157,944
Effect of exchange rate changes on cash	(2,941)	795
Net (decrease) increase in cash and cash equivalents	(28,081)	31,723
Cash and cash equivalents at beginning of period	71,446	130,098
Cash and cash equivalents at end of period	$43,365	$161,821
Non-cash investing and financing activities:
Issuance of common stock in satisfaction of certain accrued employee compensation liabilities	$32,129	$16,409
Capital expenditures not paid for	$34,237	$27,086
Exposure fees on Ex-Im credit facility financed through Ex-Im credit facility	$—	$5,764

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(UNAUDITED)

	Viasat, Inc. Stockholders
	Common Stock
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
	(In thousands, except share data)
Balance at March 31, 2018	58,905,274	$6	$1,535,635	$285,960	$15,565	$10,841	$1,848,007
Exercise of stock options	225,000	—	8,352	—	—	—	8,352
Issuance of stock under Employee Stock Purchase Plan	289,024	—	15,243	—	—	—	15,243
Stock-based compensation	—	—	67,109	—	—	—	67,109
Shares and fully-vested RSUs issued in settlement of certain accrued employee compensation liabilities, net of shares withheld for taxes which have been retired	438,433	—	27,701	—	—	—	27,701
RSU awards vesting, net of shares withheld for taxes which have been retired	622,532	—	(23,680)	—	—	—	(23,680)
Cumulative effect adjustment upon adoption of new revenue recognition guidance (ASU 2014-09)	—	—	—	27,248	—	—	27,248
Other noncontrolling interest activity	—	—	81	—	—	(3,665)	(3,584)
Net loss	—	—	—	(70,138)	—	(1,694)	(71,832)
Other comprehensive loss, net of tax	—	—	—	—	(8,518)	—	(8,518)
Balance at December 31, 2018	60,480,263	$6	$1,630,441	$243,070	$7,047	$5,482	$1,886,046

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2018, the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended December 31, 2018 and 2017, the condensed consolidated statements of cash flows for the nine months ended December 31, 2018 and 2017 and the condensed consolidated statement of equity for the nine months ended December 31, 2018 have been prepared by the management of Viasat, Inc. (also referred to hereafter as the Company or Viasat), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended March 31, 2018 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 31, 2018 included in the Company’s Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

The Company’s condensed consolidated financial statements include the assets, liabilities and results of operations of Viasat, its wholly owned subsidiaries and its majority-owned subsidiary, TrellisWare Technologies, Inc. During the third quarter of fiscal year 2019, Euro Broadband Retail Sàrl (Euro Broadband Retail), which was previously a majority-owned subsidiary, became a wholly owned subsidiary when the Company purchased the remaining 49% interest in Euro Broadband Retail for an insignificant amount. All significant intercompany amounts have been eliminated. Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as investment in unconsolidated affiliate in other assets (long-term) on the condensed consolidated balance sheets.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

To reflect the adoption of the new standards, the Company and its equity method investment investee elected to use the “modified retrospective method,” which resulted in the Company recording the retrospective cumulative effect to the opening balance of retained earnings. The following table presents the summary of the impact of adopting the new standards:

	As of March 31, 2018	Adjustments Due to ASC 606	As of April 1, 2018
	(In thousands)
Condensed Consolidated Balance Sheets:
Accounts receivable, net	$267,665	$(5,664)	$262,001
Inventories	196,307	1,623	197,930
Prepaid expenses and other current assets	77,135	18,098	95,233
Other assets	686,134	19,107	705,241
Accrued liabilities	263,676	5,916	269,592
Retained earnings	285,960	27,248	313,208

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

Contract costs on U.S. government contracts are subject to audit and review by the Defense Contracting Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. government agencies, as well as negotiations with U.S. government representatives. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal years 2016 through 2018. As of December 31, 2018, the DCAA had completed its incurred cost audit for fiscal year 2004 and approved the Company’s incurred cost claims for fiscal years 2005 through 2015 without further audit. Although the Company has recorded contract revenues subsequent to fiscal year 2015 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of December 31, 2018 and March 31, 2018, the Company had $4.9 million and $1.6 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts (see Note 8).

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

Transaction price allocated to remaining performance obligations

The Company’s remaining performance obligations represent the transaction price of firm contracts and orders for which work has not been performed. The Company includes in its remaining performance obligations only those contracts and orders for which it has accepted purchase orders. Remaining performance obligations associated with the Company’s subscribers for fixed consumer and business broadband services in its satellite services segment exclude month-to-month service contracts in accordance with a practical expedient and are estimated using a portfolio approach in which the Company reviews all relevant promotional activities and calculates the remaining performance obligation using the average service component for the portfolio and the average time remaining under the contract. The Company’s future recurring in-flight connectivity (IFC) service contracts in its satellite services segment, do not have minimum service purchase requirements and therefore are not included in the Company’s remaining performance obligations. As of December 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.8 billion, of which the Company expects to recognize approximately half over the next twelve months, with the balance recognized thereafter.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following sets forth disaggregated reported revenue by segment and product and services for the three and nine months ended December 31, 2018:

	Three Months Ended December 31, 2018
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$115,409	$186,456	$301,865
Service revenues	177,651	11,568	63,610	252,829
Total revenues	$177,651	$126,977	$250,066	$554,694

	Nine Months Ended December 31, 2018
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$304,732	$495,697	$800,429
Service revenues	494,174	31,831	184,603	710,608
Total revenues	$494,174	$336,563	$680,300	$1,511,037

Revenues from the U.S. government as an individual customer comprised approximately 23% and 27% of total revenues for the three and nine months ended December 31, 2018, respectively, mainly reported within the government systems segment. The Company’s commercial customers, mainly reported within the commercial networks and satellite services segments, comprised approximately 77% and 73% of total revenues for the three and nine months ended December 31, 2018, respectively.

The Company’s satellite services segment revenues are primarily derived from the Company’s fixed broadband services, IFC services and worldwide managed network services.

Revenues in the Company’s commercial networks and government systems segments are primarily derived from three types of contracts: fixed-price, cost-reimbursement and time-and-materials contracts. Fixed-price contracts (which require the Company to provide products and services under a contract at a specified price) comprised approximately 89% of the Company’s total revenues for these segments for the three and nine months ended December 31, 2018. The remainder of the Company’s revenues in these segments for such periods was derived primarily from cost-reimbursement contracts (under which the Company is reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (under which the Company is reimbursed for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

Historically, a significant portion of the Company’s revenues in its commercial networks and government systems segments has been derived from customer contracts that include the development of products. The development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for the Company’s funded development from its customer contracts were approximately 18% and 17% of its total revenues for the three and nine months ended December 31, 2018, respectively.

Revenues by geographic area for the three and nine months ended December 31, 2018 were as follows:

	Three Months Ended	Nine Months Ended
	December 31, 2018	December 31, 2018
	(In thousands)
U.S. customers	$492,681	$1,341,073
Non U.S. customers	62,013	169,964
Total revenues	$554,694	$1,511,037

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

The following table presents contract assets and liabilities as of December 31, 2018 and April 1, 2018:

	As of December 31, 2018	As of April 1, 2018
	(In thousands)
Unbilled accounts receivable	$87,085	$79,492
Collections in excess of revenues and deferred revenues	127,286	127,355
Deferred revenues, long-term portion	81,877	77,831

During the three and nine months ended December 31, 2018, the Company recognized revenue of $12.6 million and $94.7 million, respectively, related to the Company’s collections in excess of revenues and deferred revenues at April 1, 2018.

Other assets and deferred costs – contracts with customers

The adoption of ASU 2014-09 also included the establishment of ASC 340-40, Other Assets and Deferred Costs – Contracts with Customers. The new standard requires the recognition of an asset from the incremental costs of obtaining a contract with a customer, if the Company expects to recover those costs. The incremental costs of obtaining a contract are those costs that the Company incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained. ASC 340-40 also requires the recognition of an asset from the costs incurred to fulfill a contract when (1) the costs relate directly to a contract or to an anticipated contract that the Company can specifically identify, (2) the costs generate or enhance resources of the Company that will be used in satisfying (or in continuing to satisfy) performance obligations in the future, and (3) the costs are expected to be recovered. Adoption of the standard has resulted in the recognition of an asset related to commission costs incurred primarily in the Company’s satellite services segment, and recognition of an asset related to costs incurred to fulfill contracts. Costs to acquire customer contracts are amortized over the estimated customer contract life. Costs to fulfill customer contracts are amortized in proportion to the revenue to which the costs relate. For contracts with an estimated amortization period of less than one year, the Company elected the practical expedient and expenses incremental costs immediately. The Company’s deferred customer contract acquisition costs and costs to fulfill contract balances were $49.5 million and $8.7 million as of December 31, 2018, respectively. Of the Company’s total deferred customer contract acquisition costs and costs to fulfill contracts, $19.6 million was included in prepaid expenses and other current assets and $38.6 million was included in other assets on the Company’s condensed consolidated balance sheet as of December 31, 2018. For total deferred customer contract acquisition costs and contract fulfillment costs, the Company’s amortization and reduction of carrying value associated with contract termination was $10.6 million and $30.9 million, for the three and nine months ended December 31, 2018, respectively.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Comparative results

The Company adopted ASC 606 as of April 1, 2018 using the “modified retrospective method” under which the Company is required to provide additional disclosures comparing results to previous accounting standards. Accordingly, the following table presents the Company’s reported results under ASC 606 and the Company’s pro forma results using the historical accounting method under ASC 605 for the three and nine months ended December 31, 2018 and as of December 31, 2018:

	Three Months Ended December 31, 2018
	As Reported	Impact of ASC 606	Historical Accounting Method
	(In thousands, except per share data)
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):
Product revenues	$301,865	$(789)	$301,076
Service revenues	252,829	(771)	252,058
Total revenues	554,694	(1,560)	553,134
Cost of product revenues	226,020	(522)	225,498
Cost of service revenues	176,686	(47)	176,639
Selling, general and administrative	114,566	1,038	115,604
Independent research and development	28,928	1,658	30,586
Income from operations	6,007	(3,687)	2,320
Interest expense	(14,896)	1,084	(13,812)
Loss before income taxes	(8,858)	(2,603)	(11,461)
Provision for income taxes	(3,230)	1,970	(1,260)
Net loss	(10,737)	(633)	(11,370)
Net loss attributable to Viasat, Inc.	(10,404)	(633)	(11,037)

Basic net loss per share attributable to Viasat, Inc. common stockholders	$(0.17)	$(0.01)	$(0.18)
Diluted net loss per share attributable to Viasat, Inc. common stockholders	$(0.17)	$(0.01)	$(0.18)

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	Nine Months Ended December 31, 2018
	As Reported	Impact of ASC 606	Historical Accounting Method
	(In thousands, except per share data)
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):
Product revenues	$800,429	$(4,990)	$795,439
Service revenues	710,608	(2,348)	708,260
Total revenues	1,511,037	(7,338)	1,503,699
Cost of product revenues	616,368	(3,669)	612,699
Cost of service revenues	523,348	(117)	523,231
Selling, general and administrative	340,328	7,247	347,575
Independent research and development	93,661	5,903	99,564
Loss from operations	(70,043)	(16,702)	(86,745)
Interest expense	(40,294)	3,087	(37,207)
Loss before income taxes	(110,241)	(13,614)	(123,855)
Benefit from income taxes	35,679	3,725	39,404
Net loss	(71,832)	(9,890)	(81,722)
Net loss attributable to Viasat, Inc.	(70,138)	(9,890)	(80,028)

Basic net loss per share attributable to Viasat, Inc. common stockholders	$(1.17)	$(0.17)	$(1.34)
Diluted net loss per share attributable to Viasat, Inc. common stockholders	$(1.17)	$(0.17)	$(1.34)

	As of December 31, 2018
	As Reported	Impact of ASC 606	Historical Accounting Method
	(In thousands)
Condensed Consolidated Balance Sheets:
Accounts receivable, net	$295,325	$2,047	$297,372
Inventories	230,122	(1,744)	228,378
Prepaid expenses and other current assets	115,844	(17,620)	98,224
Other assets	744,851	(25,104)	719,747
Accrued liabilities	292,260	(5,282)	286,978
Retained earnings	243,070	(37,138)	205,932

Advertising costs

In accordance with the authoritative guidance for advertising costs (ASC 720-35), advertising costs are expensed as incurred and included in selling, general and administrative (SG&A) expenses. Advertising expenses for the three months ended December 31, 2018 and 2017 were $12.2 million and $3.2 million, respectively, and for the nine months ended December 31, 2018 and 2017 were $29.1 million and $6.7 million, respectively.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (ASC 835-20). With respect to the ViaSat-3 class satellites, gateway and networking equipment and other assets under construction, the Company capitalized $15.6 million and $29.3 million of interest expense for the three and nine months ended December 31, 2018, respectively. With respect to the ViaSat-2 satellite, ViaSat-3 class satellites, gateway and networking equipment and other assets under construction, the Company capitalized $15.8 million and $46.5 million of interest expense for the three and nine months ended December 31, 2017, respectively.

The Company owns three satellites in service: ViaSat-2 (its second-generation high-capacity Ka-band spot-beam satellite, which was placed into service in the fourth quarter of fiscal year 2018), ViaSat-1 (its first-generation high-capacity Ka-band spot-beam satellite, which was placed into service in January 2012) and WildBlue-1 (which was placed into service in March 2007). The Company currently has two third-generation ViaSat-3 class satellites that have entered the phase of full construction. The Company also has an exclusive prepaid lifetime capital lease of Ka-band capacity over the contiguous United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and owns related earth stations and networking equipment for all of its satellites. The Company periodically reviews the remaining estimated useful life of its satellites to determine if revisions to estimated lives are necessary. The Company procures indoor and outdoor CPE units leased to subscribers under a retail leasing program as part of the Company’s satellite services segment, which are reflected in investing activities and property and equipment in the accompanying condensed consolidated financial statements. The Company depreciates the satellites, earth stations and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of December 31, 2018 were $354.4 million and $137.6 million, respectively. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of March 31, 2018 were $298.7 million and $129.0 million, respectively.

On June 1, 2017, the Company’s second-generation ViaSat-2 satellite was successfully launched into orbit. In the fourth quarter of fiscal year 2018, shortly before the launch of commercial broadband services on the satellite, the Company reported an antenna deployment issue. The Company worked with the satellite manufacturer to determine the root cause of the antenna deployment issue, potential correcting measures, and resulting damage. In the second quarter of fiscal year 2019, the root cause analysis was completed. Based on that analysis, during the second quarter of fiscal year 2019, the Company recorded a reduction to the carrying value of the ViaSat-2 satellite of $177.4 million, with a corresponding insurance receivable of $177.4 million, based on the Company’s estimated ViaSat-2 output capabilities as compared to the anticipated, potential and configured capacity of the ViaSat-2 satellite. During the second and third quarters of fiscal year 2019, the Company received $172.2 million in insurance recovery proceeds related to such claims. The Company recorded an insurance receivable of $12.3 million as of December 31, 2018 with respect to probable remaining ViaSat-2 related insurance claims. As a result, during the third quarter of fiscal year 2019, the Company recorded a $4.0 million gain related to ViaSat-2 insurance claims in SG&A expenses in its satellite services segment in the condensed consolidated statements of operations and comprehensive incomes (loss). The ViaSat-2 satellite was primarily financed by the Ex-Im Credit Facility (see Note 6 — Senior Notes and Other Long-Term Debt for more information). Pursuant to the terms of the Ex-Im Credit Facility, insurance proceeds received from such claims were used to pay down outstanding borrowings under the Ex-Im Credit Facility.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs of $3.2 million related to patents were included in other assets as of December 31, 2018 and March 31, 2018. The Company capitalized costs of $16.4 million and $15.4 million related to acquiring and obtaining orbital slots and other licenses included in other assets as of December 31, 2018 and March 31, 2018, respectively. Accumulated amortization related to these assets was $2.9 million and $2.5 million as of December 31, 2018 and March 31, 2018, respectively. Amortization expense related to these assets was an insignificant amount for the three and nine months ended December 31, 2018 and 2017. If a patent, orbital slot or orbital license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During the three and nine months ended December 31, 2018 and 2017, the Company did not write off any significant costs due to abandonment or impairment.

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense using the effective interest rate method, or, when the results are not materially different, on a straight-line basis over the expected term of the related debt. During the three months ended December 31, 2018 and 2017, no debt issuance costs were capitalized. The Company capitalized no and $9.8 million of debt issuance costs during the nine months ended December 31, 2018 and 2017, respectively. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in loss on extinguishment of debt in the condensed consolidated statements of operations and comprehensive income (loss). Debt issuance costs related to the Company’s revolving credit facility (the Revolving Credit Facility) are recorded in prepaid expenses and other current assets and in other long-term assets in the condensed consolidated balance sheets in accordance with the authoritative guidance for imputation of interest (ASC 835-30). Debt issuance costs related to the Company’s 5.625% Senior Notes due 2025 (the 2025 Notes) and the Ex-Im Credit Facility are recorded as a direct deduction from the carrying amount of the related debt, consistent with debt discounts, in accordance with the authoritative guidance for imputation of interest (ASC 835-30).

Software development

Costs of developing software for sale are charged to research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. Capitalized costs, net, of $244.9 million and $246.8 million related to software developed for resale were included in other assets as of December 31, 2018 and March 31, 2018, respectively. The Company capitalized $11.7 million and $32.7 million of costs related to software developed for resale for the three and nine months ended December 31, 2018, respectively. The Company capitalized $20.2 million and $58.0 million of costs related to software developed for resale for the three and nine months ended December 31, 2017, respectively. Amortization expense for capitalized software development costs was $11.5 million and $34.6 million for the three and nine months ended December 31, 2018, respectively, and $6.8 million and $23.1 million for the three and nine months ended December 31, 2017, respectively.

Self-insurance liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company has recorded self-insurance liability for its plans of $5.2 million and $4.5 million in accrued liabilities in the condensed consolidated balance sheets as of December 31, 2018 and March 31, 2018, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued liabilities in accordance with the estimated timing of the projected payments.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At December 31, 2018 and March 31, 2018, no such amounts were accrued related to the aforementioned provisions.

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

Common stock held in treasury

As of December 31, 2018 and March 31, 2018, the Company had no shares of common stock held in treasury.

During the nine months ended December 31, 2018 and 2017, the Company issued 1,172,049 and 872,271 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, during the nine months ended December 31, 2018 and 2017, the Company repurchased 417,465 and 327,585 shares of common stock, respectively, at cost and with a total value of $28.1 million and $23.7 million, respectively. Although shares withheld for employee withholding taxes are technically not issued, they are treated as common stock repurchases for accounting purposes (with such shares deemed to be repurchased and then immediately retired), as they reduce the number of shares that otherwise would have been issued upon vesting of the restricted stock units. These retired shares remain as authorized stock and are considered to be unissued. The retirement of treasury stock had no impact on the Company’s total consolidated stockholders’ equity.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

During the three and nine months ended December 31, 2018 and 2017, the Company settled certain foreign exchange contracts and in connection therewith for each period recognized an insignificant gain or loss recorded in cost of revenues based on the nature of the underlying transactions. The fair value of the Company’s foreign currency forward contracts was an insignificant amount recorded as an accrued liability as of December 31, 2018 and an other current asset as of March 31, 2018. The notional value of foreign currency forward contracts outstanding was $12.4 million as of December 31, 2018 and an insignificant amount as of March 31, 2018.

As of December 31, 2018, the estimated net amount of unrealized gains or losses related to foreign currency forward contracts that was expected to be reclassified to earnings within the next 12 months was insignificant. The Company’s foreign currency forward contracts outstanding as of December 31, 2018 will mature within approximately 21 months from their inception. There were no gains or losses from ineffectiveness of these derivative instruments recorded for the three and nine months ended December 31, 2018 and 2017.

Stock-based compensation

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award. Expense for restricted stock units and stock options is recognized on a straight-line basis over the employee’s requisite service period. Expense for total shareholder return (TSR) performance stock options that vest is recognized regardless of the actual TSR outcome achieved and is recognized on a graded-vesting basis. The Company accounts for forfeitures as they occur. The Company recognized $20.2 million and $58.7 million of stock-based compensation expense for the three and nine months ended December 31, 2018, respectively. The Company recognized $17.6 million and $49.1 million of stock-based compensation expense for the three and nine months ended December 31, 2017, respectively.

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

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842). ASU 2016-02 requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. In January 2018, the FASB issued ASU 2018-01, Leases (ASC 842). ASU 2018-01 permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expired before the entity’s adoption of ASC 842 and that were not previously accounted for as leases under ASC 840. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to ASC 842, Leases, which was issued to provide more detailed guidance and additional clarification for implementing ASU 2016-02. In July 2018, the FASB issued ASU 2018-11, Leases (ASC 842): Targeted Improvements, which provides an additional (and optional) transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. In December 2018, the FASB issued ASU 2018-20, Leases (ASC 842): Narrow-Scope Improvements for Lessors, which provides certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. The new guidance will become effective for the Company beginning in the first quarter of fiscal year 2020, with early adoption permitted. The Company expects to adopt the new guidance on April 1, 2019, using the optional transition method. Therefore, it is expected that periods prior to the effective date of adoption will continue to be reported under the current authoritative guidance for leases (ASC 840). Upon adoption, the Company expects a material impact to its consolidated balance sheet due to the recognition of lease liabilities and right-of-use assets. The Company does not expect the new guidance to have a material impact on its consolidated statement of operations and comprehensive income (loss) or statement of cash flows.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (ASC 326). ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. Subsequently, in November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (ASC 326), which clarifies that impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. The new guidance will become effective for the Company beginning in fiscal year 2021, with early adoption permitted. The new guidance is required to be applied on a modified-retrospective basis. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (ASC 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The amendments in this update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (ASC 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index SWAP (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. ASU 2018-16 permits use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes. These standards will become effective for the Company beginning in fiscal year 2020, with early adoption permitted. The Company is currently evaluating the impact of these standards on its consolidated financial statements and disclosures.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (ASC 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The new standard will become effective for the Company beginning in fiscal year 2021, with early adoption permitted. The Company early adopted the guidance in the second quarter of fiscal year 2019 on a prospective basis and the adoption of the guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2 — Composition of Certain Balance Sheet Captions

	As of December 31, 2018	As of March 31, 2018
	(In thousands)
Accounts receivable, net:
Billed	$209,587	$184,536
Unbilled	87,085	85,156
Allowance for doubtful accounts	(1,347)	(2,027)
	$295,325	$267,665
Inventories:
Raw materials	$78,850	$62,252
Work in process	52,240	47,465
Finished goods	99,032	86,590
	$230,122	$196,307
Prepaid expenses and other current assets:
Prepaid expenses	$81,155	$68,516
Insurance receivable	12,317	—
Other	22,372	8,619
	$115,844	$77,135
Satellites, net:
Satellites (estimated useful life of 10-17 years)	$978,114	$1,152,503
Capital lease of satellite capacity — Anik F2 (estimated useful life of 10 years)	99,090	99,090
Satellites under construction	543,556	362,342
	1,620,760	1,613,935
Less: accumulated depreciation and amortization	(432,160)	(373,948)
	$1,188,600	$1,239,987
Property and equipment, net:
Equipment and software (estimated useful life of 2-7 years)	$970,351	$864,140
CPE leased equipment (estimated useful life of 4-5 years)	354,430	298,746
Furniture and fixtures (estimated useful life of 7 years)	46,049	35,234
Leasehold improvements (estimated useful life of 2-17 years)	122,021	111,841
Building (estimated useful life of 24 years)	8,923	8,923
Land	2,291	15,322
Construction in progress	167,897	108,192
	1,671,962	1,442,398
Less: accumulated depreciation	(806,619)	(719,910)
	$865,343	$722,488
Other acquired intangible assets, net:
Technology (weighted average useful life of 6 years)	$90,046	$90,652
Contracts and customer relationships (weighted average useful life of 7 years)	103,321	103,808
Satellite co-location rights (weighted average useful life of 9 years)	8,600	8,600
Trade name (weighted average useful life of 3 years)	5,940	5,940
Other (weighted average useful life of 6 years)	10,013	10,137
	217,920	219,137
Less: accumulated amortization	(193,160)	(187,275)
	$24,760	$31,862
Other assets:
Investment in unconsolidated affiliate	$162,617	$163,835
Deferred income taxes	251,992	222,274
Capitalized software costs, net	244,924	246,792
Patents, orbital slots and other licenses, net	16,700	16,100
Other	68,618	37,133
	$744,851	$686,134
Accrued liabilities:
Collections in excess of revenues and deferred revenues	$127,286	$121,439
Accrued employee compensation	55,418	46,106
Accrued vacation	39,971	39,022
Warranty reserve, current portion	5,311	5,357
Other	64,274	51,752
	$292,260	$263,676
Other liabilities:
Deferred revenues, long-term portion	$81,877	$77,831
Deferred rent, long-term portion	16,525	13,769
Warranty reserve, long-term portion	1,696	1,557
Satellite performance incentive obligations, long-term portion	25,292	18,181
Other	6,580	9,902
	$131,970	$121,240

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

The Company had no assets and an insignificant amount of liabilities (Level 2) measured at fair value on a recurring basis as of December 31, 2018, and had an insignificant amount of assets (Level 1) and no liabilities measured at fair value on a recurring basis as of March 31, 2018.

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

Long-term debt — The Company’s long-term debt consists of borrowings under its Revolving Credit Facility and Ex-Im Credit Facility (collectively, the Credit Facilities), as well as $700.0 million in aggregate principal amount of 2025 Notes. Long-term debt related to the Revolving Credit Facility is reported at the outstanding principal amount of borrowings, while long-term debt related to the Ex-Im Credit Facility and the Company’s current and former senior notes (including the 2025 Notes) is reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. As of December 31, 2018 and March 31, 2018, the estimated fair value of the Company’s outstanding long-term debt related to the 2025 Notes was determined based on actual or estimated bids and offers for the 2025 Notes in an over-the-counter market (Level 2) and was $644.0 million and $674.0 million, respectively. The fair value of the Company’s long-term debt related to the Revolving Credit Facility approximates its carrying amount due to its variable interest rate, which approximates a market interest rate. As of December 31, 2018 and March 31, 2018, the fair value of the Company’s long-term debt related to the Ex-Im Credit Facility was determined based on a discounted cash flow analysis using observable market interest rates for instruments with similar terms (Level 2) and was approximately $144.7 million and $347.4 million, respectively.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Satellite performance incentive obligations — The Company’s contracts with the manufacturers of the ViaSat-1 and ViaSat-2 satellites require the Company to make monthly in-orbit satellite performance incentive payments, including interest, through approximately fiscal year 2028, subject to the continued satisfactory performance of the applicable satellites. The Company records the net present value of these expected future payments as a liability and as a component of the cost of the satellite. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentive obligations on a recurring basis. The fair value of the Company’s outstanding satellite performance incentive obligations is estimated to approximate their carrying value based on current rates (Level 2). As of December 31, 2018 and March 31, 2018, the Company’s estimated satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites, including accrued interest, were $33.4 million and $21.0 million, respectively.

Note 4 — Shares Used In Computing Diluted Net Loss Per Share

The weighted average number of shares used to calculate basic and diluted net loss per share attributable to Viasat, Inc. common stockholders is the same for the three and nine months ended December 31, 2018 and 2017, as the Company incurred a net loss attributable to Viasat, Inc. common stockholders for such periods and inclusion of potentially dilutive weighted average shares of common stock would be antidilutive. Potentially dilutive weighted average shares of common stock excluded from the calculation for the three and nine months ended December 31, 2018 were 1,276,242 and 1,297,427 shares relating to stock options (other than TSR performance stock options), respectively, 1,101,149 and 707,353 shares relating to restricted stock units, respectively, 630,102 and 498,062 relating to TSR performance stock options, respectively, and 289,006 and 249,077 shares relating to certain terms of the ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan, respectively. Potentially dilutive weighted average shares of common stock excluded from the calculation for the three and nine months ended December 31, 2017 were 1,355,232 and 1,376,667 shares relating to stock options (other than TSR performance stock options), respectively, 270,256 and 90,413 shares relating to TSR performance stock options, respectively, 1,208,047 and 811,747 shares relating to restricted stock units, respectively, and 183,537 and 163,440 shares relating to certain terms of the ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan, respectively.

Note 5 — Goodwill and Acquired Intangible Assets

During the nine months ended December 31, 2018, the increase in the Company’s goodwill related to an insignificant acquisition, partially offset by the effects of foreign currency translation recorded within all three of the Company’s segments.

Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of two to ten years. Amortization expense related to other acquired intangible assets was $2.5 million and $3.2 million for the three months ended December 31, 2018 and 2017, respectively, and $7.4 million and $9.8 million for the nine months ended December 31, 2018 and 2017, respectively.

The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of international businesses acquired. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the nine months ended December 31, 2018	$7,375

Expected for the remainder of fiscal year 2019	$2,209
Expected for fiscal year 2020	7,524
Expected for fiscal year 2021	5,133
Expected for fiscal year 2022	3,310
Expected for fiscal year 2023	3,005
Thereafter	3,579
$24,760

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 6 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of December 31, 2018 and March 31, 2018:

	As of December 31, 2018	As of March 31, 2018
	(In thousands)
2025 Notes	$700,000	$700,000
Revolving Credit Facility	325,000	—
Ex-Im Credit Facility	152,286	362,401
Total debt	1,177,286	1,062,401
Unamortized discount and debt issuance costs	(18,696)	(38,696)
Less: current portion of long-term debt	21,755	45,300
Total long-term debt	$1,136,835	$978,405

Revolving Credit Facility

As of December 31, 2018, the Revolving Credit Facility provided an $800.0 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of May 24, 2021.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. At December 31, 2018, the weighted average effective interest rate on the Company’s outstanding borrowings under the Revolving Credit Facility was 5.18%. The Company has capitalized certain amounts of interest expense on the Revolving Credit Facility in connection with the construction of various assets during the construction period. The Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Revolving Credit Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of December 31, 2018, none of the Company’s subsidiaries guaranteed the Revolving Credit Facility.

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

The Company was in compliance with its financial covenants under the Revolving Credit Facility as of December 31, 2018. At December 31, 2018, the Company had $325.0 million in principal amount of outstanding borrowings under the Revolving Credit Facility and $19.8 million outstanding under standby letters of credit, leaving borrowing availability under the Revolving Credit Facility as of December 31, 2018 of $455.2 million.

On January 18, 2019, subsequent to the end of the fiscal third quarter, the Revolving Credit Facility was amended to, among other matters, extend the maturity date from May 2021 to January 2024, reduce the interest margin and provide additional covenant flexibility.

Ex-Im Credit Facility

As of December 31, 2018, the Ex-Im Credit Facility provided a $362.4 million senior secured direct loan facility, which was fully drawn. Of the $362.4 million in principal amount of borrowings made under the Ex-Im Credit Facility, $321.2 million was used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remaining $41.2 million used to finance the total exposure fees incurred under the Ex-Im Credit Facility (which included all previously accrued completion exposure fees). As of December 31, 2018, the Company had $152.3 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Borrowings under the Ex-Im Credit Facility bear interest at a fixed rate of 2.38%, payable semi-annually in arrears. The effective interest rate on the Company’s outstanding borrowings under the Ex-Im Credit Facility, which takes into account timing and amount of borrowings and payments, exposure fees, debt issuance costs and other fees, is 4.52%. Borrowings under the Ex-Im Credit Facility are required to be repaid in 16 approximately equal semi-annual principal installments, which commenced on April 15, 2018, with a maturity date of October 15, 2025. Pursuant to the terms of the Ex-Im Credit Facility, certain insurance recovery proceeds related to the ViaSat-2 satellite must be used to pay down outstanding borrowings under the Ex-Im Credit Facility upon receipt. During the second and third quarters of fiscal year 2019, the Company received $172.2 million of insurance proceeds related to the ViaSat-2 satellite, all of which were used to pay down outstanding borrowings under the Ex-Im Credit Facility upon receipt (see Note 1 – Property, equipment and satellites for more information). The Ex-Im Credit Facility is guaranteed by Viasat and is secured by first-priority liens on the ViaSat-2 satellite and related assets, as well as a pledge of the capital stock of the borrower under the facility.

The Ex-Im Credit Facility contains financial covenants regarding Viasat’s maximum total leverage ratio and minimum interest coverage ratio. In addition, the Ex-Im Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Ex-Im Credit Facility as of December 31, 2018.

Borrowings under the Ex-Im Credit Facility are recorded as current portion of long-term debt and as other long-term debt, net of unamortized discount and debt issuance costs, in the Company’s condensed consolidated financial statements. The discount of $42.3 million (comprising the initial $6.0 million pre-exposure fee, $35.3 million of completion exposure fees, and other customary fees) and deferred financing cost associated with the issuance of the borrowings under the Ex-Im Credit Facility is amortized to interest expense on an effective interest rate basis over the weighted average term of the Ex-Im Credit Facility and in accordance with the related payment obligations.

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

The 2025 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of December 31, 2018, none of the Company’s subsidiaries guaranteed the 2025 Notes. The 2025 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2025 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2025 Notes, and are senior in right of payment to all of their existing and future subordinated indebtedness.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 7 — Product Warranty

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within 12 months are classified as accrued liabilities and amounts expected to be incurred beyond 12 months are classified as other liabilities in the condensed consolidated financial statements. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, the Company bases its estimates on its experience with the technology involved and the types of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and, in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual during the nine months ended December 31, 2018 and 2017:

	Nine Months Ended
	December 31, 2018	December 31, 2017
	(In thousands)
Balance, beginning of period	$6,914	$11,058
Change in liability for warranties issued in period	2,982	218
Settlements made (in cash or in kind) during the period	(2,889)	(3,931)
Balance, end of period	$7,007	$7,345

Note 8 — Commitments and Contingencies

In July 2016, the Company entered into two separate agreements with Boeing for the construction and purchase of two ViaSat-3 class satellites and the integration of Viasat’s payload technologies into the satellites. Pursuant to these agreements, as amended, the aggregate purchase price for the two satellites is approximately $390.1 million (subject to purchase price adjustments based on factors such as launch delay and early delivery), plus an additional amount for launch support services to be performed by Boeing. In addition, under one of these agreements, the Company has the option to order one additional ViaSat-3 class satellite, with respect to which the Company signed an agreement to proceed in January 2019 for the third ViaSat-3 class satellite. The first ViaSat-3 class satellite is expected to provide broadband services over the Americas, the second is expected to provide broadband services over the Europe, Middle East and Africa (EMEA) region, and the third is expected to provide broadband services over the Asia and Pacific (APAC) region, enabling the Company to deliver affordable connectivity worldwide.

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

The Company has contracts with various U.S. government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal years 2016 through 2018. As of December 31, 2018, the DCAA had completed

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

its incurred cost audit for fiscal year 2004 and approved the Company’s incurred cost claims for fiscal years 2005 through 2015 without further audit. Although the Company has recorded contract revenues subsequent to fiscal year 2015 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of December 31, 2018 and March 31, 2018, the Company had $4.9 million and $1.6 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on the status of the related contracts.

Note 9 — Income Taxes

The Company calculates its provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period.

For the three and nine months ended December 31, 2018, the Company recorded an income tax expense of $3.2 million and an income tax benefit of $35.7 million, respectively, resulting in a negative effective tax rate of 36% and an effective tax benefit rate of 32%, respectively. The effective tax rates for the periods differed from the U.S. statutory rate due primarily to the benefit of research and development tax credits, offset by an increase in valuation allowances on state net operating losses and state research and development tax credits.

For the three and nine months ended December 31, 2017, the Company recorded an income tax expense of $2.2 million and an income tax benefit of $18.5 million, respectively, resulting in a negative effective tax rate of 9% and an effective tax benefit rate of 27%, respectively. The effective tax rates for the periods differed from the U.S. statutory rate due primarily to the benefit of research and development tax credits, offset by additional income tax expense due to the revaluation of net deferred tax assets resulting from the lowering of the corporate federal income tax rate from 35% to 21% under H.R.1, informally known as the Tax Cuts and Jobs Act, which was enacted into law on December 22, 2017 (the Tax Reform).

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

For the three and nine months ended December 31, 2018, the Company’s gross unrecognized tax benefits decreased by an insignificant amount and increased by $5.1 million, respectively. In the next 12 months it is reasonably possible that the amount of unrecognized tax benefits will not change significantly.

Among other matters, the Tax Reform lowered the corporate federal income tax rate from 35% to 21%, effective January 1, 2018, and transitioned U.S. international taxation from a worldwide tax system to a modified territorial tax system.

The Securities and Exchange Commission issued rules under SAB 118 that allowed for a measurement period of up to one year after the enactment date of the Tax Reform to finalize the recording of the related enactment-date tax impacts. The Company finalized its accounting for the related enactment-date tax impacts during the three and nine months ended December 31, 2018 with no adjustments to the provisional estimate recorded at December 31, 2017. For the three and nine months ended December 31, 2018, the Company has accounted for the fiscal year 2019 impacts of the Tax Reform in its (provision for) benefit from income taxes in accordance with its interpretation of the Tax Reform and available guidance. However, additional Treasury regulations and other interpretive guidance are expected. The impact of any additional guidance will be recorded in the subsequent periods in which the additional guidance is released.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10 — Equity Method Investments and Related-Party Transactions

Eutelsat strategic partnering arrangement

In March 2017, the Company acquired a 49% interest in Euro Broadband Infrastructure Sàrl (Euro Infrastructure Co.) for $139.5 million as part of the consummation of the Company’s strategic partnering arrangement with Eutelsat S.A. (together with its affiliates, Eutelsat). The Company’s investment in Euro Infrastructure Co. is accounted for under the equity method and the total investment, including basis difference allocated to tangible assets, identifiable intangible assets, deferred income taxes and goodwill, is classified as a single line item, as an investment in unconsolidated affiliate, on the Company’s condensed consolidated balance sheets. Because the underlying net assets in Euro Infrastructure Co. and the related excess carrying value of investment over the proportionate share of net assets are denominated in Euros, foreign currency translation gains or losses impact the recorded value of the Company’s investment. The Company recorded foreign currency translation losses, net of tax, of an insignificant amount and $3.8 million for the three and nine months ended December 31, 2018, respectively, in accumulated other comprehensive income (loss). The Company recorded foreign currency translation gains, net of tax, of approximately $3.2 million and $ 10.9 million for the three and nine months ended December 31, 2017, respectively, in accumulated other comprehensive income (loss). The Company records its proportionate share of the results of Euro Infrastructure Co., and any related basis difference amortization expense, within equity in income (loss) of unconsolidated affiliate, net, one quarter in arrears. Accordingly, the Company included its share of the results of Euro Infrastructure Co. for the three and nine months ended September 30, 2018 in its condensed consolidated financial statements for the three and nine months ended December 31, 2018, respectively. The Company’s investment in Euro Infrastructure Co. is presented at cost of investment plus its accumulated proportional share of income or loss, including amortization of the difference in the historical basis of the Company’s contribution, less any distributions it has received.

The difference between the Company’s carrying value of its investment in Euro Infrastructure Co. and its proportionate share of the net assets of Euro Infrastructure Co. as of December 31, 2018 and March 31, 2018 is summarized as follows:

	As of December 31, 2018	As of March 31, 2018
	(In thousands)
Carrying value of investment in Euro Infrastructure Co.	$162,617	$163,835
Less: proportionate share of net assets of Euro Infrastructure Co.	146,250	147,115
Excess carrying value of investment over proportionate share of net assets	$16,367	$16,720
The excess carrying value has been primarily assigned to:
Goodwill	$22,791	$23,523
Identifiable intangible assets	11,225	12,839
Tangible assets	(19,255)	(21,342)
Deferred income taxes	1,606	1,700
	$16,367	$16,720

The identifiable intangible assets have useful lives of up to 11 years and a weighted average useful life of approximately ten years, and tangible assets have useful lives of up to 11 years and a weighted average useful life of approximately 11 years. Goodwill is not deductible for tax purposes.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The Company’s share of income on its investment in Euro Infrastructure Co. was income of $1.4 million and $2.7 million for the three and nine months ended December 31, 2018, respectively, and income of $1.4 million and $1.6 million for the three and nine months ended December 31, 2017, consisting of the Company’s share of equity in Euro Infrastructure Co.’s income, including amortization of the difference in the historical basis of the Company’s contribution.

Since acquiring its interest in Euro Infrastructure Co., the Company has recorded $5.7 million in retained earnings of undistributed cumulative earnings in equity interests, net of tax, as of December 31, 2018.

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

	Three Months Ended		Nine Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
	(In thousands)
Revenue – Euro Infrastructure Co.	$1,620	$1,945	$4,798	$7,574
Expense – Euro Infrastructure Co.	5,664	1,725	10,254	5,313
Cash received – Euro Infrastructure Co.	4,048	2,191	10,102	6,540
Cash paid – Euro Infrastructure Co.	6,585	1,407	10,677	5,416
Cash paid – Ducommun Inc.	8,209	*	15,188	*

	As of December 31, 2018		As of March 31, 2018
	(In thousands)
Accounts receivable – Euro Infrastructure Co.	$	**	$3,307
Collections in excess of revenues and deferred revenues – Euro Infrastructure Co.		7,438	3,246
Accounts payable – Ducommun Inc.		4,287	2,073

*	There was no related-party activity for the period indicated.
**	Amount was insignificant.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Segment revenues and operating profits (losses) for the three and nine months ended December 31, 2018 and 2017 were as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
	(In thousands)
Revenues:
Satellite services
Product	$—	$233	$—	$664
Service	177,651	144,310	494,174	443,671
Total	177,651	144,543	494,174	444,335
Commercial networks
Product	115,409	47,073	304,732	130,903
Service	11,568	8,463	31,831	26,150
Total	126,977	55,536	336,563	157,053
Government systems
Product	186,456	128,651	495,697	392,291
Service	63,610	53,107	184,603	161,276
Total	250,066	181,758	680,300	553,567
Elimination of intersegment revenues	—	—	—	—
Total revenues	$554,694	$381,837	$1,511,037	$1,154,955

Operating profits (losses):
Satellite services	$(10,196)	$1,681	$(64,971)	$33,140
Commercial networks	(31,219)	(53,505)	(117,424)	(179,007)
Government systems	49,909	29,675	119,727	96,488
Elimination of intersegment operating profits	—	—	—	—
Segment operating profit (loss) before corporate and amortization of acquired intangible assets	8,494	(22,149)	(62,668)	(49,379)
Corporate	—	—	—	—
Amortization of acquired intangible assets	(2,487)	(3,177)	(7,375)	(9,757)
Income (loss) from operations	$6,007	$(25,326)	$(70,043)	$(59,136)

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. The Company’s property and equipment, including its satellites, earth stations and other networking equipment, are assigned to corporate assets as they are available for use by the various segments throughout their estimated useful lives. Segment assets as of December 31, 2018 and March 31, 2018 were as follows:

	As of December 31, 2018	As of March 31, 2018
	(In thousands)
Segment assets:
Satellite services	$77,548	$66,830
Commercial networks	230,057	211,447
Government systems	363,319	337,451
Total segment assets	670,924	615,728
Corporate assets	2,958,792	2,798,381
Total assets	$3,629,716	$3,414,109

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Other acquired intangible assets, net and goodwill included in segment assets as of December 31, 2018 and March 31, 2018 were as follows:

	Other Acquired Intangible Assets, Net		Goodwill
	As of December 31, 2018	As of March 31, 2018	As of December 31, 2018	As of March 31, 2018
	(In thousands)
Satellite services	$11,751	$16,580	$13,694	$13,991
Commercial networks	2,183	3,340	43,955	44,011
Government systems	10,826	11,942	63,857	63,083
Total	$24,760	$31,862	$121,506	$121,085

Amortization of acquired intangible assets by segment for the three and nine months ended December 31, 2018 and 2017 was as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
	(In thousands)
Satellite services	$1,183	$2,031	$3,776	$6,297
Commercial networks	386	385	1,157	1,178
Government systems	918	761	2,442	2,282
Total amortization of acquired intangible assets	$2,487	$3,177	$7,375	$9,757

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future economic conditions and performance; the development, customer acceptance and anticipated performance of technologies, products or services; satellite construction and launch activities, and the entry into a construction contract for our third ViaSat-3 class satellite; the performance and anticipated benefits of our ViaSat-2 and ViaSat-3 class satellites and any future satellite we may construct or acquire; the impacts on overall coverage area, planned services and financial results of the identified antenna deployment issue on the ViaSat-2 satellite; the expected completion, capacity, service, coverage, service speeds and other features of our satellites, and the timing, cost, economics and other benefits associated therewith; anticipated subscriber growth; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ materially include: our ability to realize the anticipated benefits of the ViaSat-2 and ViaSat-3 class satellites and any future satellite we may construct or acquire; unexpected expenses related to our satellite projects; our ability to successfully implement our business plan for our broadband services on our anticipated timeline or at all; risks associated with the construction, launch and operation of satellites, including the effect of any anomaly, operational failure or degradation in satellite performance; our ability to realize the anticipated benefits of our acquisitions or strategic partnering arrangements; our ability to successfully develop, introduce and sell new technologies, products and services; audits by the U.S. government; changes in the global business environment and economic conditions; delays in approving U.S. government budgets and cuts in government defense expenditures; our reliance on U.S. government contracts, and on a small number of contracts which account for a significant percentage of our revenues; reduced demand for products and services as a result of continued constraints on capital spending by customers; changes in relationships with, or the financial condition of, key customers or suppliers; our reliance on a limited number of third parties to manufacture and supply our products; increased competition; introduction of new technologies and other factors affecting the communications and defense industries generally; the effect of adverse regulatory changes (including changes affecting spectrum availability or permitted uses) on our ability to sell products and services; orbital arc congestion affecting availability of Ka-band spectrum; the effect of changes in the way Ka-band spectrum is used by others; the effect of recent changes to U.S. tax laws; our level of indebtedness and ability to comply with applicable debt covenants; our involvement in litigation, including intellectual property claims and litigation to protect our proprietary technology; our dependence on a limited number of key employees; and other factors identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, under the heading “Risk Factors” in Part II, Item 1A of this report, elsewhere in this report and our other filings with the Securities and Exchange Commission (the SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Our proprietary Ka-band satellites are at the core of our technology platform. We own three Ka-band satellites in service: ViaSat-2 (our second-generation high capacity Ka-band spot beam satellite, which was placed into service in the fourth quarter of fiscal year 2018), ViaSat-1 (our first-generation high-capacity Ka-band spot-beam satellite), which was placed into service in January 2012, and WildBlue-1 (which was placed into service in March 2007). We also have two third-generation ViaSat-3 class satellites that have entered the phase of full construction. In the fourth quarter of fiscal year 2018, shortly before the launch of commercial broadband services on our ViaSat-2 satellite, we reported an antenna deployment issue. We worked with the satellite manufacturer to determine the root cause of the antenna deployment issue, potential correcting measures, and resulting damage. In the second quarter of fiscal year 2019, the root cause analysis was completed. Based on that analysis, during the second quarter of fiscal year 2019, we recorded a reduction to the carrying value of the ViaSat-2 satellite of $177.4 million, with a corresponding insurance receivable of $177.4 million, based on our estimated ViaSat-2 output capabilities as compared to the anticipated, potential and configured capacity of the ViaSat-2 satellite. During the second and third quarters of fiscal year 2019, we received $172.2 million in insurance recovery proceeds related to such claims. We recorded an insurance receivable of $12.3 million as of December 31, 2018 with respect to probable remaining ViaSat-2 related insurance claims. As a result, during the third quarter of fiscal year 2019, we recorded a $4.0 million gain related to ViaSat-2 insurance claims in selling, general and administrative (SG&A) expenses in the condensed consolidated statements of operations and comprehensive incomes (loss). The ViaSat-2 satellite was primarily financed by our direct loan facility with the Export-Import Bank of the United States for ViaSat-2 (the Ex-Im Credit Facility) (see “Liquidity and Capital Resources—Ex-Im Credit Facility” below). Pursuant to the terms of the Ex-Im Credit Facility, insurance proceeds received from such claims were used to pay down outstanding borrowings under the Ex-Im Credit Facility.

The primary services offered by our satellite services segment are comprised of:

•

Fixed broadband services, which provide consumers and businesses with high-speed broadband internet access and Voice over Internet Protocol (VoIP) services. As of December 31, 2018, we provided fixed broadband services to approximately 584,000 subscribers. In addition, we offer satellite-enabled community Wi-Fi hotspot services, primarily in Mexico.

•

In-flight services including our flagship Viasat in-flight internet services and aviation software services. As of December 31, 2018, 1,123 commercial aircraft were in service utilizing our Viasat in-flight connectivity (IFC) systems.

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

Revenues in our commercial networks and government systems segments are primarily derived from three types of contracts: fixed-price, cost-reimbursement and time-and-materials contracts. Fixed-price contracts (which require us to provide products and services under a contract at a specified price) comprised approximately 89% and 88% of our total revenues for these segments for the three months ended December 31, 2018 and 2017, respectively, and approximately 89% and 87% of our total revenues for these segments for the nine months ended December 31, 2018 and 2017, respectively. The remainder of our revenues in these segments for such periods was derived primarily from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

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

Historically, a significant portion of our revenues in our commercial networks and government systems segments has been derived from customer contracts that include the development of products. The development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded development from our customer contracts were approximately 18% and 20% of our total revenues for the three months ended December 31, 2018 and 2017, respectively, and approximately 17% and 19% of our total revenue for the nine months ended December 31, 2018 and 2017, respectively.

We also incur independent research and development (IR&D) expenses, which are not directly funded by a third party. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development projects. IR&D expenses were approximately 5% and 11% of total revenues during the three months ended December 31, 2018 and 2017, respectively, and approximately 6% and 11% of total revenues during the nine months ended December 31, 2018 and 2017, respectively. As a government contractor, we are able to recover a portion of our IR&D expenses pursuant to our government contracts.

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

Performance obligations related to developing and delivering complex equipment built to customer specifications under long-term contracts are recognized over time as these performance obligations do not create assets with an alternative use to us and we have an enforceable right to payment for performance to date. To measure the transfer of control, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for our contracts because that best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation.  When estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined. A one percent variance in our future cost estimates on open fixed-price contracts as of December 31, 2018 would change our loss before income taxes by an insignificant amount.

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

We own three satellites in service: ViaSat-2 (our second-generation high-capacity Ka-band spot-beam satellite, which was placed into service in the fourth quarter of fiscal year 2018), ViaSat-1 (our first-generation high-capacity Ka-band spot-beam satellite, which was placed into service in January 2012) and WildBlue-1 (which was placed into service in March 2007). We currently have two third-generation ViaSat-3 class satellites that have entered the phase of full construction. In addition, we have an exclusive prepaid lifetime capital lease of Ka-band capacity over the contiguous United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and own related earth stations and networking equipment for all of our satellites. Property and equipment also includes the CPE units leased to subscribers under a retail leasing program as part of our satellite services segment.

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We periodically review the remaining estimated useful life of the satellite to determine if revisions to the estimated life are necessary. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by us for the three and nine months ended December 31, 2018 and 2017.

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

Income taxes and valuation allowance on deferred tax assets

Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis to determine if the weight of available evidence suggests that an additional valuation allowance is needed. In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the event that our estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established, which would cause a decrease to income in the period such determination is made. Our valuation allowance against deferred tax assets increased from $29.0 million at March 31, 2018 to $33.3 million at December 31, 2018. The valuation allowance primarily relates to state net operating loss carryforwards and state research and development tax credit carryforwards.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Revenues:	100%	100%	100%	100%
Product revenues	54	46	53	45
Service revenues	46	54	47	55
Operating expenses:
Cost of product revenues	41	33	41	33
Cost of service revenues	32	36	35	36
Selling, general and administrative	21	26	23	24
Independent research and development	5	11	6	11
Amortization of acquired intangible assets	—	1	—	1
Income (loss) from operations	1	(7)	(5)	(5)
Interest income (expense), net	(3)	—	(3)	—
Loss on extinguishment of debt	—	—	—	(1)
Loss before income taxes	(2)	(6)	(7)	(6)
(Provision for) benefit from income taxes	(1)	(1)	2	2
Net loss	(2)	(7)	(5)	(4)
Net loss attributable to Viasat, Inc.	(2)	(6)	(5)	(4)

Three Months Ended December 31, 2018 vs. Three Months Ended December 31, 2017

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2018	December 31, 2017	Increase (Decrease)	Increase (Decrease)
Product revenues	$301.9	$176.0	$125.9	72%
Service revenues	252.8	205.9	46.9	23%
Total revenues	$554.7	$381.8	$172.9	45%

Our total revenues grew by $172.9 million as a result of a $125.9 million increase in product revenues and a $46.9 million increase in service revenues. The product revenue increase was driven by increases of $68.3 million in our commercial networks segment and $57.8 million in our government systems segment. The service revenue increase was due to increases of $33.3 million in our satellite services segment, $10.5 million in our government systems segment and $3.1 million in our commercial networks segment.

Cost of revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2018	December 31, 2017	Increase (Decrease)	Increase (Decrease)
Cost of product revenues	$226.0	$126.4	$99.6	79%
Cost of service revenues	176.7	137.3	39.4	29%
Total cost of revenues	$402.7	$263.7	$139.0	53%

Cost of revenues increased by $139.0 million due to increases of $99.6 million in cost of product revenues and $39.4 million in cost of service revenues. The cost of product revenue increase was primarily due to increased revenues, mainly from our mobile broadband satellite communication systems products and antenna systems products in our commercial networks segment and tactical data link products, government satellite communication systems products and cybersecurity and information assurance products in our government systems segment, causing a $90.5 million increase in cost of product revenues on a constant margin basis. Additionally, cost of product revenues increased due to lower margins, primarily from our antenna systems products in our commercial networks segment. The cost of service revenue increase was primarily due to increased service revenues, mainly from fixed broadband services and in-flight internet services, causing a $31.3 million increase in service revenues on a constant margin basis. Cost of service revenues also increased due to lower margins for fixed broadband services in our satellite services segment, primarily due to the ViaSat-2 service launch in the fourth quarter of fiscal year 2018.

Selling, general and administrative expenses

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2018	December 31, 2017	Increase (Decrease)	Increase (Decrease)
Selling, general and administrative	$114.6	$100.1	$14.4	14%

The $14.4 million increase in SG&A expenses reflected an increase in selling costs of $11.3 million, primarily due to an increase in our satellite services segment as a result of the ViaSat-2 service launch in the fourth quarter of fiscal year 2018 and a $6.1 million increase in support costs spread across all three segments, partially offset by a gain of approximately $4.0 million related to our ViaSat-2 satellite insurance claims recorded as a reduction to SG&A expenses in our satellite services segment during the third quarter of fiscal year 2019 (see “Liquidity and Capital Resources – Satellite-related activities” for additional information). SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2018	December 31, 2017	Increase (Decrease)	Increase (Decrease)
Independent research and development	$28.9	$40.1	$(11.2)	(28)%

The $11.2 million decrease in IR&D expenses was primarily the result of a decrease of $10.3 million in IR&D efforts in our commercial networks segment (primarily related to a decrease in IR&D expenses related to next-generation satellite payload technologies for our ViaSat-3 class satellites, as the first two ViaSat-3 class satellites have entered the phase of full construction, and mobile broadband satellite communication systems).

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to ten years. The insignificant decrease in amortization of acquired intangible assets in the third quarter of fiscal year 2019 compared to the prior year period was primarily the result of certain acquired customer relationship intangibles in our satellite services segment becoming fully amortized over the preceding twelve months. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the nine months ended December 31, 2018	$7,375

Expected for the remainder of fiscal year 2019	$2,209
Expected for fiscal year 2020	7,524
Expected for fiscal year 2021	5,133
Expected for fiscal year 2022	3,310
Expected for fiscal year 2023	3,005
Thereafter	3,579
$24,760

Interest income

The insignificant decrease in interest income for the three months ended December 31, 2018 compared to the prior year period was the result of lower average invested cash balances during the third quarter of fiscal year 2019 compared to the prior year period.

Interest expense

The $14.9 million increase in interest expense for the three months ended December 31, 2018 compared to the prior year period was primarily due to a net increase in interest expense related to our Ex-Im Credit Facility mainly due to the increased interest accretion related to required payments of outstanding borrowings under our Ex-Im Credit Facility upon receipt of insurance proceeds related to the ViaSat-2 satellite (see “Liquidity and Capital Resources – Ex-Im Credit Facility” for additional information) and higher outstanding borrowings under our Revolving Credit Facility.

Income taxes

For the three months ended December 31, 2018, we recorded an income tax provision of $3.2 million, resulting in a negative effective tax rate of 36%. For the three months ended December 31, 2017, we recorded an income tax provision of $2.2 million, resulting in a negative effective tax rate of 9%.The effective tax rates for the periods differed from the U.S. statutory rate due primarily to the benefit of research and development tax credits. The effective tax rate for the three months ended December 31, 2018 also included an income tax expense due to an increase in valuation allowances on state net operating losses and state research and development tax credits. The effective tax rate for the three months ended December 31, 2017 also included an income tax expense due to the revaluation of net deferred tax assets resulting from the lowering of the corporate federal income tax rate from 35% to 21% under the Tax Reform.

Segment Results for the Three Months Ended December 31, 2018 vs. Three Months Ended December 31, 2017

Satellite services segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2018	December 31, 2017	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$—	$0.2	$(0.2)	(100)%
Segment service revenues	177.7	144.3	33.3	23%
Total segment revenues	$177.7	$144.5	$33.1	23%

Our satellite services segment revenues increased by $33.1 million primarily as a result of a $33.3 million increase in service revenues. The increase in service revenues was primarily driven by fixed broadband services and the expansion of our in-flight internet services. The fixed broadband service revenue increase was driven by higher average revenue per fixed broadband subscriber in the United States when compared to the same period last fiscal year, reflecting a higher mix of new and existing subscribers choosing Viasat’s premium highest speed plans. This increase also reflected an increase in total subscribers of our fixed broadband services year-over-year, with approximately 584,000 subscribers at December 31, 2018 compared to 577,000 subscribers at December 31, 2017. As of December 31, 2018, 1,123 commercial aircraft were in service utilizing our IFC systems, compared to 589 commercial aircraft in service as of December 31, 2017.

Segment operating (loss) profit

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2018	December 31, 2017	Increase (Decrease)	Increase (Decrease)
Segment operating (loss) profit	$(10.2)	$1.7	$(11.9)	(707)%
Percentage of segment revenues	(6)%	1%

The decrease in our satellite services segment operating profit was driven primarily by higher selling costs of $11.4 million due to the promotion of our fixed broadband services following the ViaSat-2 service launch in the fourth quarter of fiscal year 2018, and higher support costs of $3.6 million, mainly due to the higher employee-related costs supporting the ViaSat-2 service launch. The decrease in operating profit was partially offset by a gain of approximately $4.0 million related to our ViaSat-2 satellite insurance claims recorded as a reduction to SG&A expenses in our satellite services segment during the third quarter of fiscal year 2019 (see “Liquidity and Capital Resources – Satellite-related activities” for additional information).

Commercial networks segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2018	December 31, 2017	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$115.4	$47.1	$68.3	145%
Segment service revenues	11.6	8.5	3.1	37%
Total segment revenues	$127.0	$55.5	$71.4	129%

Our commercial networks segment revenues increased by $71.4 million, primarily due to a $68.3 million increase in product revenues. The increase in product revenues was primarily due to an increase of $53.0 million in mobile broadband satellite communication systems products and $12.6 million in antenna systems products.

Segment operating loss

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2018	December 31, 2017	(Increase) Decrease	(Increase) Decrease
Segment operating loss	$(31.2)	$(53.5)	$22.3	42%
Percentage of segment revenues	(25)%	(96)%

The $22.3 million decrease in our commercial networks segment operating loss was driven primarily by a $10.3 million decrease in IR&D expenses related to next-generation satellite payload technologies for our ViaSat-3 class satellites, as the first two ViaSat-3 class satellites have entered the phase of full construction, and mobile broadband satellite communication systems products. In addition, we experienced higher earnings contributions of $12.5 million, primarily due to increased revenues and improved margins in our mobile broadband satellite communication systems products.

Government systems segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2018	December 31, 2017	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$186.5	$128.7	$57.8	45%
Segment service revenues	63.6	53.1	10.5	20%
Total segment revenues	$250.1	$181.8	$68.3	38%

Our government systems segment revenues increased by $68.3 million due to increases of $57.8 million in product revenues and $10.5 million in service revenues. The product revenue increase was due to a $17.7 million increase in tactical data link products, a $15.9 million increase in government satellite communications systems products, a $12.8 million increase in cybersecurity and information assurance products, a $6.1 million increase in tactical satcom radio products and a $5.3 million increase in government mobile broadband products. The service revenue increase was primarily due to a $6.2 million increase in government mobile broadband services, a $2.4 million increase in tactical data link services and a $2.3 million increase in government satellite communication systems services.

Segment operating profit

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2018	December 31, 2017	Increase (Decrease)	Increase (Decrease)
Segment operating profit	$49.9	$29.7	$20.2	68%
Percentage of segment revenues	20%	16%

The $20.2 million increase in our government systems segment operating profit was primarily due to higher earnings contributions of $22.9 million, due primarily to an increase in revenues spread across our various products, partially offset by higher SG&A costs of $2.9 million.

Nine Months Ended December 31, 2018 vs. Nine Months Ended December 31, 2017

Revenues

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2018	December 31, 2017	Increase (Decrease)	Increase (Decrease)
Product revenues	$800.4	$523.9	$276.6	53%
Service revenues	710.6	631.1	79.5	13%
Total revenues	$1,511.0	$1,155.0	$356.1	31%

Our total revenues grew by $356.1 million as a result of a $276.6 million increase in product revenues and a $79.5 million increase in service revenues. The product revenue increase was driven by increases of $173.8 million in our commercial networks segment and $103.4 million in our government systems segment. The service revenue increase was due to increases of $50.5 million in our satellite services segment, $23.3 million in our government systems segment and $5.7 million in our commercial networks segment.

Cost of revenues

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2018	December 31, 2017	Increase (Decrease)	Increase (Decrease)
Cost of product revenues	$616.4	$382.9	$233.4	61%
Cost of service revenues	523.3	410.5	112.8	27%
Total cost of revenues	$1,139.7	$793.5	$346.2	44%

Cost of revenues increased by $346.2 million due to increases of $233.4 million in cost of product revenues and $112.8 million in cost of service revenues. The cost of product revenue increase was primarily due to increased revenues, mainly from our mobile broadband satellite communication systems products in our commercial networks segment and tactical data link products and cybersecurity and information assurance products in our government systems segment, causing a $202.2 million increase in cost of product revenues on a constant margin basis. Additionally, cost of product revenues increased due to lower margins, primarily from our government satellite communication systems products in our government systems segment and antenna systems products in our commercial networks segment. The cost of service revenue increase mainly related to lower margins for fixed broadband services in our satellite services segment, primarily due to the ViaSat-2 service launch in the fourth quarter of fiscal year 2018. Additionally, cost of service revenues increased due to increased revenues, mainly from our fixed broadband services and in-flight internet services, causing a $51.7 million increase in cost of service revenues on a constant margin basis.

Selling, general and administrative expenses

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2018	December 31, 2017	Increase (Decrease)	Increase (Decrease)
Selling, general and administrative	$340.3	$279.4	$60.9	22%

The $60.9 million increase in SG&A expenses reflected an increase in selling costs of $34.4 million and an increase in support costs of $26.8 million, partially offset by a gain of approximately $4.0 million related to our ViaSat-2 satellite insurance claims recorded as a reduction to SG&A expenses in our satellite services segment during the third quarter of fiscal year 2019 (see “Liquidity and Capital Resources – Satellite-related activities” for additional information). The increase in selling costs was primarily due to an increase in our satellite services segment due to the ViaSat-2 service launch in the fourth quarter of fiscal year 2018. The increase in support costs was reflected in all three segments, however we experienced the largest increase from our satellite services segment, mainly due to the higher employee-related costs supporting the ViaSat-2 service launch. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2018	December 31, 2017	Increase (Decrease)	Increase (Decrease)
Independent research and development	$93.7	$131.5	$(37.8)	(29)%

The $37.8 million decrease in IR&D expenses was primarily the result of a decrease of $38.2 million in IR&D efforts in our commercial networks segment (primarily related to a decrease in IR&D expenses related to next-generation satellite payload technologies for our ViaSat-3 class satellites, as the first two ViaSat-3 class satellites have entered the phase of full construction, and mobile broadband satellite communication systems).

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to ten years. The $2.4 million decrease in amortization of acquired intangible assets in the first nine months of fiscal year 2019 compared to the prior year period was primarily the result of certain acquired customer relationship intangibles in our satellite services segment becoming fully amortized over the preceding twelve months. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the nine months ended December 31, 2018	$7,375

Expected for the remainder of fiscal year 2019	$2,209
Expected for fiscal year 2020	7,524
Expected for fiscal year 2021	5,133
Expected for fiscal year 2022	3,310
Expected for fiscal year 2023	3,005
Thereafter	3,579
$24,760

Interest income

The insignificant decrease in interest income for the nine months ended December 31, 2018 compared to the prior year period was the result of lower average invested cash balances during the first nine months of fiscal year 2019 compared to the prior year period.

Interest expense

The $40.0 million increase in interest expense in the nine months ended December 31, 2018 compared to the prior year period was primarily due to a decrease in the amount of interest capitalized during the first nine months of fiscal year 2019 compared to the prior year period, a net increase in interest expense related to our Ex-Im Credit Facility mainly due to the increased interest accretion related to required payments of outstanding borrowings under our Ex-Im Credit Facility upon receipt of insurance proceeds related to the ViaSat-2 satellite (see “Liquidity and Capital Resources – Ex-Im Credit Facility” for additional information) and higher outstanding borrowings under our revolving credit facility (the Revolving Credit Facility). Capitalized interest expense during the nine months ended December 31, 2018 related to the construction of our ViaSat-3 class satellites, gateway and networking equipment and other assets. Capitalized interest expense during the nine months ended December 31, 2017 related to the construction of our ViaSat-2 satellite, ViaSat-3 class satellites, gateway and networking equipment and other assets.

Income taxes

For the nine months ended December 31, 2018, we recorded an income tax benefit of $35.7 million, resulting in an effective tax benefit rate of 32%. For the nine months ended December 31, 2017, we recorded an income tax benefit of $18.5 million, resulting in an effective tax benefit rate of 27%. The effective tax rates for the periods differed from the U.S. statutory rate due primarily to the benefit of research and development tax credits. The effective tax rate for the nine months ended December 31, 2017 also included an income tax expense due to the revaluation of net deferred tax assets resulting from the lowering of the corporate federal income tax rate from 35% to 21% under the Tax Reform.

Segment Results for the Nine Months Ended December 31, 2018 vs. Nine Months Ended December 31, 2017

Satellite services segment

Revenues

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2018	December 31, 2017	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$—	$0.7	$(0.7)	(100)%
Segment service revenues	494.2	443.7	50.5	11%
Total segment revenues	$494.2	$444.3	$49.8	11%

Our satellite services segment revenues increased by $49.8 million primarily as a result of a $50.5 million increase in service revenues. The increase in service revenues was primarily driven by the expansion of our in-flight internet services and fixed broadband services. As of December 31, 2018, 1,123 commercial aircraft were in service utilizing our IFC systems, compared to 589 commercial aircraft in service as of December 31, 2017. The fixed broadband service revenue increase was driven by higher average revenue per fixed broadband subscriber in the United States when compared to the same period last fiscal year, reflecting a higher mix of new and existing subscribers choosing Viasat’s premium highest speed plans. This increase also reflected an increase in total subscribers of our fixed broadband services year-over-year, with approximately 584,000 subscribers at December 31, 2018 compared to 577,000 subscribers at December 31, 2017.

Segment operating (loss) profit

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2018	December 31, 2017	Increase (Decrease)	Increase (Decrease)
Segment operating (loss) profit	$(65.0)	$33.1	$(98.1)	(296)%
Percentage of segment revenues	(13)%	8%

The decrease in our satellite services segment operating profit was driven primarily by lower earnings contributions of $52.8 million, primarily due to lower margins related to fixed broadband services due to the ViaSat-2 service launch in the fourth quarter of fiscal year 2018. The decrease in operating profit was further impacted by higher selling costs of $34.7 million due to the promotion of our fixed broadband services following the ViaSat-2 service launch in the fourth quarter of fiscal year 2018 and higher support costs of $15.3 million, mainly due to the higher employee-related costs supporting the ViaSat-2 service launch. The decrease in operating profit was partially offset by a gain of approximately $4.0 million related to our ViaSat-2 satellite insurance claims recorded as a reduction to SG&A expenses in our satellite services segment during the third quarter of fiscal year 2019 (see “Liquidity and Capital Resources – Satellite-related activities” for additional information).

Commercial networks segment

Revenues

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2018	December 31, 2017	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$304.7	$130.9	$173.8	133%
Segment service revenues	31.8	26.2	5.7	22%
Total segment revenues	$336.6	$157.1	$179.5	114%

Our commercial networks segment revenues increased by $179.5 million, primarily due to a $173.8 million increase in product revenues. The increase in product revenues was primarily due to increases of $142.9 million in mobile broadband satellite communication systems products and $29.5 million in antenna systems products. The service revenue increase was mainly due to a $4.9 million increase in mobile broadband satellite communication systems services.

Segment operating loss

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2018	December 31, 2017	(Increase) Decrease	(Increase) Decrease
Segment operating loss	$(117.4)	$(179.0)	$61.6	34%
Percentage of segment revenues	(35)%	(114)%

The $61.6 million decrease in our commercial networks segment operating loss was driven primarily by a $38.2 million decrease in IR&D expenses related to next-generation satellite payload technologies for our ViaSat-3 class satellites, as the first two ViaSat-3 class satellites have entered the phase of full construction, and mobile broadband satellite communication systems. In addition, we experienced higher earnings contributions of $27.9 million, primarily due to increased revenues and improved margins in our mobile broadband satellite communication systems products.

Government systems segment

Revenues

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2018	December 31, 2017	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$495.7	$392.3	$103.4	26%
Segment service revenues	184.6	161.3	23.3	14%
Total segment revenues	$680.3	$553.6	$126.7	23%

Our government systems segment revenues increased by $126.7 million due to increases of $103.4 million in product revenues and $23.3 million in service revenues. The product revenue increase was due to a $59.9 million increase in tactical data link products, an $18.2 million increase in cybersecurity and information assurance products and a $15.5 million increase in government satellite communication systems. The service revenue increase was primarily due to an $11.9 million increase in government mobile broadband services, a $6.1 million increase in tactical data link services and a $5.0 million in government satellite communication systems services.

Segment operating profit

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2018	December 31, 2017	Increase (Decrease)	Increase (Decrease)
Segment operating profit	$119.7	$96.5	$23.2	24%
Percentage of segment revenues	18%	17%

The $23.2 million increase in our government systems segment operating profit was primarily due to higher earnings contributions of $34.7 million, primarily due to an increase in revenues from our tactical data link products. This increase was partially offset by higher SG&A costs of $10.4 million.

Backlog

As reflected in the table below, our overall firm and funded backlog increased during the first nine months of fiscal year 2019. The increases in both firm and funded backlog were attributable to increases in all three of our segments.

	As of December 31, 2018	As of March 31, 2018
	(In millions)
Firm backlog
Satellite services segment	$588.7	$130.5
Commercial networks segment	351.0	288.3
Government systems segment	888.1	671.2
Total	$1,827.8	$1,090.0
Funded backlog
Satellite services segment	$588.7	$130.5
Commercial networks segment	351.0	288.3
Government systems segment	773.8	592.1
Total	$1,713.5	$1,010.9

The firm backlog does not include contract options. Of the $1.8 billion in firm backlog, approximately half is expected to be delivered during the next twelve months, with the balance delivered thereafter. We include in our backlog only those orders for which we have accepted purchase orders. Starting with the first quarter of fiscal year 2019, upon adoption of ASC 606, our backlog includes contracts with subscribers for fixed broadband services in our satellite services segment. Backlog as of March 31, 2018 does not include contracts with our subscribers for fixed broadband services in our satellite services segment. Backlog as of December 31, 2018 and March 31, 2018 does not include anticipated purchase orders and requests for the installation of IFC systems or future recurring in-flight internet service revenues under commercial in-flight internet agreements recorded in our commercial networks and satellite services segments, respectively. As of December 31, 2018, we expected to install IFC systems on approximately 638 additional aircraft under our existing customer agreements with commercial airlines, approximately 190 of which relate to accepted purchase orders (and are included in firm backlog in our commercial networks segment) and approximately 448 of which relate to anticipated purchase orders and requests under existing customer agreements. There can be no assurance that all anticipated purchase orders and requests will be placed.

Our total new awards exclude future revenue under recurring consumer commitment arrangements and were approximately $448.6 million and $1,756.9 million for the three and nine months ended December 31, 2018, respectively, and approximately $436.0 million and $1.3 billion for the three and nine months ended December 31, 2017, respectively.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing, export credit agency financing and equity financing. At December 31, 2018, we had $43.4 million in cash and cash equivalents, $209.8 million in working capital, $325.0 million in principal amount of outstanding borrowings under the Revolving Credit Facility and borrowing availability of $455.2 million under the Revolving Credit Facility. At March 31, 2018, we had $71.4 million in cash and cash equivalents, $146.1 million in working capital, and no outstanding borrowings and borrowing availability of $770.4 million under the Revolving Credit Facility. We invest our cash in excess of current operating requirements in short-term, highly liquid bank money market accounts.

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

The general cash needs of our satellite services, commercial networks and government systems segments can vary significantly. The cash needs of our satellite services segment tend to be driven by the timing and amount of capital expenditures (e.g., payments under satellite construction and launch contracts and investments in ground infrastructure roll-out), investments in joint ventures, strategic partnering arrangements and network expansion activities, as well as the quality of customer, type of contract and payment terms. In our commercial networks segment, cash needs tend to be driven primarily by the type and mix of contracts in backlog, the nature and quality of customers, the timing and amount of investments in IR&D activities (including with respect to next-generation satellite payload technologies) and the payment terms of customers (including whether advance payments are made or customer financing is required). In our government systems segment, the primary factors determining cash needs tend to be the type and mix of contracts in backlog (e.g., product or service, development or production) and timing of payments (including restrictions on the timing of cash payments under U.S. government procurement regulations). Other factors affecting the cash needs of our commercial networks and government systems segments include contract duration and program performance. For example, if a program is performing well and meeting its contractual requirements, then its cash flow requirements are usually lower.

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

Cash flows

Cash provided by operating activities for the first nine months of fiscal year 2019 was $214.7 million compared to $282.6 million in the prior year period. This $67.9 million decrease was primarily driven by a $95.9 million year-over-year increase in cash used to fund net operating assets, partially offset by our operating results (net loss adjusted for depreciation, amortization and other non-cash charges) which resulted in $27.9 million of higher cash provided by operating activities year-over-year. The increase in cash used to fund net operating assets during the first nine months of fiscal year 2019 when compared to the prior year period was primarily due to a decrease in cash inflows year-over-year from the long-term portion of deferred revenues included in other liabilities in our satellite services segment as well as a decrease in cash inflows year-over-year from combined billed and unbilled accounts, receivable, net, attributable to the timing of contractual milestones across various programs in our commercial networks segment.

Cash used in investing activities for the first nine months of fiscal year 2019 was $340.4 million compared to $409.6 million in the prior year period. This $69.2 million decrease in cash used in investing activities year-over-year reflects approximately $172.2 million of cash receipts related to ViaSat-2 satellite insurance claim proceeds received during the second and third quarters of fiscal year 2019, a decrease of $23.8 million year-over-year in cash used for capital software development, $14.0 million of cash proceeds from the sale of real property during the second quarter of fiscal year 2019 and a decrease of $11.8 million in cash used for the construction of earth stations and network operation systems, partially offset by an increase of $106.1 million in capital expenditures used for property and other general purpose equipment and $43.2 million in cash used for satellite construction.

Cash provided by financing activities for the first nine months of fiscal year 2019 was $100.6 million compared to $157.9 million for the prior year period. Cash provided by financing activities for both periods included cash proceeds from borrowings under and repayments of our long-term debt, cash received from stock option exercises and employee stock purchase plan purchases, offset by cash used for the repurchase of common stock related to net share settlement of certain employee tax liabilities in connection with the vesting of restricted stock unit awards.

Satellite-related activities

On June 1, 2017, our second-generation ViaSat-2 satellite was successfully launched into orbit. In the fourth quarter of fiscal year 2018, shortly before the launch of commercial broadband services on the satellite, we reported an antenna deployment issue. We worked with the satellite manufacturer to determine the root cause of the antenna deployment issue, potential correcting measures, and resulting damage. In the second quarter of fiscal year 2019, the root cause analysis was completed. Based on that analysis, during the second quarter of fiscal year 2019, we recorded a reduction to the carrying value of the ViaSat-2 satellite of $177.4 million, with a corresponding insurance receivable of $177.4 million, based on our estimated ViaSat-2 output capabilities as compared to the anticipated, potential and configured capacity of the ViaSat-2 satellite. During the second and third quarters of fiscal year 2019, we received $172.2 million in insurance recovery proceeds related to such claims. We recorded an insurance receivable of $12.3 million as of December 31, 2018 with respect to probable remaining ViaSat-2 related insurance claims. As a result, during the third quarter of fiscal year 2019, we recorded a $4.0 million gain related to ViaSat-2 insurance claims in SG&A expenses in our satellite services segment in the condensed consolidated statements of operations and comprehensive incomes (loss). The ViaSat-2 satellite was primarily financed by the Ex-Im Credit Facility (see “—Ex-Im Credit Facility” below). Pursuant to the terms of the Ex-Im Credit Facility, insurance proceeds received from such claims were used to pay down outstanding borrowings under the Ex-Im Credit Facility.

With ViaSat-2 now in service, we have incurred additional operating costs in fiscal year 2019 in our satellite services segment. These increased operating costs include depreciation, amortization of capitalized software development, earth station connectivity, marketing and advertising costs, logistics, customer care and various support systems. In addition, interest expense has increased during fiscal year 2019 as we no longer capitalize the interest expense relating to the debt incurred for the construction of ViaSat-2 and the related gateway and networking equipment now that the satellite is in service as well as due to the impact of required payments of outstanding borrowings and increased interest accretion  under our Ex-Im Credit Facility upon receipt of insurance proceeds related to the ViaSat-2 satellite (see “Liquidity and Capital Resources – Ex-Im Credit Facility” for additional information). However, we expect the relative impact of the launch of service on the ViaSat-2 satellite and roll-out of related ground infrastructure to our financial results to be less than we experienced in relation to the ViaSat-1 satellite. In fiscal year 2019, the total number of subscribers of our fixed broadband services increased, and the resultant increase in service revenues in our satellite services segment improved operating profit for that segment. However, there can be no assurance that we will continue to be successful in our subscriber expansion plans. Our capital expenditures also increased significantly during fiscal year 2019 compared to fiscal year 2018 as a result of increased CPE-related capital expenditures relating to the increase in the number of subscribers of our fixed broadband services.

In July 2016, we entered into two separate agreements with The Boeing Company (Boeing) for the construction and purchase of two ViaSat-3 class satellites and the integration of Viasat’s payload technologies into the satellites. Pursuant to these agreements, as amended, the aggregate purchase price for the two satellites is approximately $390.1 million (subject to purchase price adjustments based on factors such as launch delay and early delivery), plus an additional amount for launch support services to be performed by Boeing. In addition, under one of these agreements, we have the option to order one additional ViaSat-3 class satellite, with respect to which we signed an agreement to proceed in January 2019 for the third ViaSat-3 class satellite. The first ViaSat-3 class satellite is expected to provide broadband services over the Americas, the second is expected to provide broadband services over the Europe, Middle East and Africa (EMEA) region, and the third is expected to provide broadband services over the Asia and Pacific (APAC) region, enabling us to deliver affordable connectivity worldwide. The first ViaSat-3 class satellite is currently targeted to launch in late calendar 2020 or early calendar 2021, although the actual launch date will be dependent on the completion of deliverables by our contract manufacturers, subcontractors and other third-party service providers, available launch windows and other variables. The projected aggregate total project cost for the first two ViaSat-3 class satellites, including the satellites, launches, insurance and related earth station infrastructure, through satellite launch is estimated to be between $1.2 billion and $1.4 billion, and will depend on the timing of the earth station infrastructure roll-out of each satellite and the method we use to procure fiber access. Our total cash funding may be reduced through various third-party agreements, including potential joint service offerings and other strategic partnering arrangements. We believe we have adequate sources of funding for the ViaSat-3 class satellites, which include our cash on hand, available borrowing capacity and the cash we expect to generate from operations over the next few years.

During the second half of fiscal year 2018, two of our ViaSat-3 class satellites currently under construction entered the phase of full construction. Although IR&D investments continued throughout fiscal year 2019 and are expected to continue beyond fiscal year 2019 relating to ViaSat-3 ground infrastructure and support of our growing government and commercial air mobility businesses, we expect the level of our IR&D investments to be lower in fiscal year 2019 compared to fiscal year 2018.

Revolving Credit Facility

As of December 31, 2018, the Revolving Credit Facility provided an $800.0 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of May 24, 2021.

Borrowings under the Revolving Credit Facility bear interest, at our option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on our total leverage ratio. At December 31, 2018, the weighted average effective interest rate on our outstanding borrowings under the Revolving Credit Facility was 5.18%. The Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of Viasat (as defined in the Revolving Credit Facility) and secured by substantially all of our assets. As of December 31, 2018, none of our subsidiaries guaranteed the Revolving Credit Facility.

The Revolving Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Revolving Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.

As of December 31, 2018, we had $325.0 million in principal amount of outstanding borrowings under the Revolving Credit Facility and $19.8 million outstanding under standby letters of credit, leaving borrowing availability under the Revolving Credit Facility as of December 31, 2018 of $455.2 million.

On January 18, 2019, subsequent to the end of the fiscal third quarter, the Revolving Credit Facility was amended to, among other matters, extend the maturity date to January 2024, reduce the interest margin and provide additional covenant flexibility.

Ex-Im Credit Facility

As of December 31, 2018, the Ex-Im Credit Facility provided a $362.4 million senior secured direct loan facility, which was fully drawn. Of the $362.4 million in principal amount of borrowings made under the Ex-Im Credit Facility, $321.2 million was used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remaining $41.2 million used to finance the total exposure fees incurred under the Ex-Im Credit Facility (which included all previously accrued completion exposure fees). At December 31, 2018, we had $152.3 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility.

Borrowings under the Ex-Im Credit Facility bear interest at a fixed rate of 2.38%, payable semi-annually in arrears. The effective interest rate on our outstanding borrowings under the Ex-Im Credit Facility, which takes into account timing and amount of borrowings and payments, exposure fees, debt issuance costs and other fees, is 4.52%. Borrowings under the Ex-Im Credit Facility are required to be repaid in 16 approximately equal semi-annual principal installments, which commenced on April 15, 2018, with a maturity date of October 15, 2025. Pursuant to the terms of the Ex-Im Credit Facility, certain insurance recovery proceeds related to the ViaSat-2 satellite must be used to pay down outstanding borrowings under the Ex-Im Credit Facility upon receipt. During the second and third quarters of fiscal year 2019, we received $172.2 million of insurance proceeds related to the ViaSat-2 satellite, all of which were used to pay down outstanding borrowings under the Ex-Im Credit Facility upon receipt. The Ex-Im Credit Facility is guaranteed by Viasat and is secured by first-priority liens on the ViaSat-2 satellite and related assets as well as a pledge of the capital stock of the borrower under the facility.

The Ex-Im Credit Facility contains financial covenants regarding Viasat’s maximum total leverage ratio and minimum interest coverage ratio. In addition, the Ex-Im Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.

The borrowings under the Ex-Im Credit Facility are recorded as current portion of long-term debt and as other long-term debt, net of unamortized discount and debt issuance costs, in our condensed consolidated financial statements. The discount of $42.3 million (comprising the initial $6.0 million pre-exposure fee, $35.3 million of completion exposure fees, and other customary fees) and deferred financing cost associated with the issuance of the borrowings under the Ex-Im Credit Facility are amortized to interest expense on an effective interest rate basis over the weighted average term of the Ex-Im Credit Facility and in accordance with the related payment obligations.

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

The 2025 Notes are required to be guaranteed on an unsecured senior basis by each of our existing and future subsidiaries that guarantees the Revolving Credit Facility. As of December 31, 2018, none of our subsidiaries guaranteed the 2025 Notes. The 2025 Notes are our general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated debt. The 2025 Notes are effectively junior in right of payment to our existing and future secured debt, including under the Revolving Credit Facility and the Ex-Im Credit Facility (collectively, the Credit Facilities) (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that do not guarantee the 2025 Notes, and are senior in right of payment to all of their existing and future subordinated indebtedness.

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

Contractual Obligations

The following table sets forth a summary of our obligations at December 31, 2018:

		For the Remainder of Fiscal Year	For the Fiscal Years Ending
(In thousands, including interest where applicable)	Total	2019	2020-2021	2022-2023	Thereafter
Operating leases and satellite capacity agreements	$655,452	$31,719	$238,100	$152,342	$233,291
2025 Notes	975,625	19,688	78,750	78,750	798,437
Revolving Credit Facility (1)	365,155	4,197	33,439	327,519	—
Ex-Im Credit Facility	165,212	—	49,315	47,911	67,986
Satellite performance incentive obligations	42,475	1,063	8,994	9,805	22,613
Purchase commitments including satellite-related agreements	1,472,064	336,779	784,520	268,643	82,122
Total	$3,675,983	$393,446	$1,193,118	$884,970	$1,204,449

(1)

To the extent that the interest rate is variable and ultimate amounts borrowed under the Revolving Credit Facility may fluctuate, amounts reflected represent estimated interest payments on our current outstanding balances based on the weighted average effective interest rate at December 31, 2018 until the maturity date (as in effect as of December 31, 2018) in May 2021. On January 18, 2019, subsequent to the end of the fiscal third quarter, the Revolving Credit Facility was amended to, among other matters, extend the maturity date to January 2024, reduce the interest margin and provide additional covenant flexibility.

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

Our condensed consolidated balance sheets included $132.0 million and $121.2 million of “other liabilities” as of December 31, 2018 and March 31, 2018, respectively, which primarily consisted of the long-term portion of deferred revenues, the long-term portion of our satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites, our long-term warranty obligations, the long-term portion of deferred rent and deferred income taxes. With the exception of the long-term portion of our satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites (which is included under “Satellite performance incentive obligations”), these remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2018 for additional information regarding satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites. See Note 9 to our condensed consolidated financial statements for additional information regarding our income taxes and related tax positions and Note 7 to our condensed consolidated financial statements for a discussion of our product warranties.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at December 31, 2018 as defined in Regulation S-K Item 303(a)(4) other than as discussed under Contractual Obligations above or disclosed in the notes to our consolidated financial statements included in this report or in our Annual Report on Form 10-K for the year ended March 31, 2018.

Recent Authoritative Guidance

For information regarding recently adopted and issued accounting pronouncements, see Note 1 to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, short-term and long-term obligations, including the Credit Facilities and the 2025 Notes, and foreign currency forward contracts. We consider investments in highly liquid instruments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2018, we had $325.0 million in principal amount of outstanding borrowings under our Revolving Credit Facility, $152.3 million in principal amount of outstanding borrowings under our Ex-Im Credit Facility, and $700.0 million in aggregate principal amount outstanding of the 2025 Notes, and we held no short-term investments. Our 2025 Notes and borrowings under our Ex-Im Credit Facility bear interest at a fixed rate and therefore our exposure to market risk for changes in interest rates relates primarily to borrowings under our Revolving Credit Facility, cash equivalents, short-term investments and short-term obligations.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain a significant amount of our cash balance in money market accounts. In general, money market accounts are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our cash and cash equivalents earn interest at variable rates. Our interest income has been and may continue to be negatively impacted by low market interest rates. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. If the underlying weighted average interest rate on our cash and cash equivalents, assuming balances remain constant over a year, changed by 50 basis points, interest income would have increased or decreased by an insignificant amount for the three and nine months ended December 31, 2018 and 2017. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material.

As of December 31, 2018, we had $325.0 million in principal amount of outstanding borrowings under our Revolving Credit Facility. Our primary interest rate under the Revolving Credit Facility is the Eurodollar rate plus an applicable margin that is based on our total leverage ratio. At December 31, 2018, the weighted average effective interest rate on our outstanding borrowings under the Revolving Credit Facility was 5.18%. Assuming the outstanding balance remained constant over a year, a 50 basis point increase in the interest rate would increase interest incurred, prior to effects of capitalized interest, by approximately $1.6 million over a twelve-month period.

Foreign Exchange Risk

We generally conduct our business in U.S. dollars. However, as our international business is conducted in a variety of foreign currencies, we are exposed to fluctuations in foreign currency exchange rates. Our investment in Euro Broadband Infrastructure Sàrl during the fourth quarter of fiscal year 2017, which is denominated in Euros, increases our exposure to foreign currency risk. A five percent variance in foreign currencies in which our international business is conducted would change our loss before income taxes by an insignificant amount for the three and nine months ended December 31, 2018. Our objective in managing our exposure to foreign currency risk is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, from time to time, we may enter into foreign currency forward contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

As of December 31, 2018, we had a number of foreign currency forward contracts outstanding which are intended to reduce the foreign currency risk for amounts payable to vendors in Euros and Australian dollars. The foreign currency forward contracts with a notional amount of $12.4 million had an insignificant amount of fair value recorded in accrued liabilities as of December 31, 2018. If the foreign currency forward rate for the Euro to the U.S. dollar and Australian dollar to the U.S. dollar on these foreign currency forward contracts had changed by 10%, the fair value of these foreign currency forward contracts as of December 31, 2018 would have changed by approximately $1.2 million.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2018, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2018.

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

Item 6. Exhibits

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Fourth Amendment to Credit Agreement, dated as of January 18, 2019, by and among Viasat, Inc., MUFG Union Bank, N.A. (as administrative agent and collateral agent), and the other lenders party thereto	8-K	000-21767	10.1	01/22/2019

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.

February 11, 2019	/s/ MARK DANKBERG
Mark Dankberg
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ SHAWN DUFFY
Shawn Duffy
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)