Form 10-K
period 2019-03-31
VIASAT INC
filed 2019-05-29
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                  .

Commission file number (000-21767)

VIASAT, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0174996
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6155 El Camino Real

Carlsbad, California 92009

(760)  476-2200

(Address of principal executive offices and telephone number)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Trading Symbol)	(Name of Each Exchange on which Registered)
Common Stock, par value $0.0001 per share	VSAT	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of September 30, 2018 was approximately $3,576,870,841 (based on the closing price on that date for shares of the registrant’s common stock as reported by the Nasdaq Global Select Market).

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of May 10, 2019 was 60,597,718.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended March 31, 2019.

VIASAT, INC.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future economic conditions and performance; the development, customer acceptance and anticipated performance of technologies, products or services; satellite construction and launch activities, and the entry into a construction contract for our third ViaSat-3 class satellite to replace and supersede our existing limited agreement to proceed for the satellite; the performance and anticipated benefits of our ViaSat-2 and ViaSat-3 class satellites and any future satellite we may construct or acquire; the impacts on overall coverage area, planned services and financial results of the identified antenna deployment issue on the ViaSat-2 satellite; the expected completion, capacity, service, coverage, service speeds and other features of our satellites, and the timing, cost, economics and other benefits associated therewith; anticipated subscriber growth; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ materially include: our ability to realize the anticipated benefits of the ViaSat-2 and ViaSat-3 class satellites and any future satellite we may construct or acquire; unexpected expenses related to our satellite projects; our ability to successfully implement our business plan for our broadband services on our anticipated timeline or at all; risks associated with the construction, launch and operation of satellites, including the effect of any anomaly, operational failure or degradation in satellite performance; our ability to realize the anticipated benefits of our acquisitions or strategic partnering arrangements; our ability to successfully develop, introduce and sell new technologies, products and services; audits by the U.S. government; changes in the global business environment and economic conditions; delays in approving U.S. government budgets and cuts in government defense expenditures; our reliance on U.S. government contracts, and on a small number of contracts which account for a significant percentage of our revenues; reduced demand for products and services as a result of continued constraints on capital spending by customers; changes in relationships with, or the financial condition of, key customers or suppliers; our reliance on a limited number of third parties to manufacture and supply our products; increased competition; introduction of new technologies and other factors affecting the communications and defense industries generally; the effect of adverse regulatory changes (including changes affecting spectrum availability or permitted uses) on our ability to sell or deploy our products and services; changes in the way others use spectrum; our inability to access additional spectrum, use spectrum for additional purposes, and/or operate satellites at additional orbital locations; competing uses of the same spectrum or orbital locations that we utilize or seek to utilize; the effect of recent changes to U.S. tax laws; our level of indebtedness and ability to comply with applicable debt covenants; our involvement in litigation, including intellectual property claims and litigation to protect our proprietary technology; our dependence on a limited number of key employees; and other factors identified under the heading “Risk Factors” in Item 1A of this report, elsewhere in this report and our other filings with the Securities and Exchange Commission (the SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Company Overview

We are an innovator in communications technologies and services. Our end-to-end platform of high-capacity Ka-band satellites, ground infrastructure and user terminals enables us to provide cost-effective, high-speed, high-quality broadband solutions to enterprises, consumers and government users around the globe, whether on the ground, on the move or in flight. In addition, we develop and provide advanced wireless communications systems, military tactical data link systems, secure networking systems and cybersecurity and information assurance products and services. Our product, system and service offerings are often linked through common underlying technologies, customer applications and market relationships. We believe that our portfolio of products and services, combined with our ability to effectively cross-deploy technologies between government and commercial segments and across different geographic markets, provides us with a strong foundation to sustain and enhance our leadership in advanced communications and networking technologies.

We conduct our business through three segments: satellite services, commercial networks and government systems. Financial information regarding our reporting segments and the geographic areas in which we deliver our services and products is included in the consolidated financial statements and notes thereto.

Satellite Services

Our satellite services segment uses our proprietary technology platform to provide satellite-based high-speed broadband services with multiple applications to consumers, enterprises, and mobile broadband customers (including commercial airlines and maritime vessels) both in the United States and abroad. Our Viasat Internet and Viasat Business Internet fixed broadband services offer high-speed, high-quality broadband internet access. For commercial aircraft, we offer high-speed internet and other in-flight services, including our wireless in-flight entertainment (W-IFE) platform. Our Community and Urban Wi-Fi hotspot services provide satellite-powered Wi-Fi to rural, suburban and urban areas in a number of countries in the Americas. Our satellite services business also provides a platform for the provision of network management services to satellite service providers.

Our proprietary Ka-band satellites are at the core of our technology platform. We own three Ka-band satellites in service: ViaSat-2 (our second-generation high-capacity Ka-band spot beam satellite, which was placed into service in the fourth quarter of fiscal year 2018), ViaSat-1 (our first-generation high-capacity Ka-band spot-beam satellite, which was placed into service in January 2012), and WildBlue-1 (which was placed into service in March 2007). We also have two third-generation ViaSat-3 class satellites that have entered the phase of full construction, and in January 2019 we signed an agreement to proceed for a third ViaSat-3 class satellite.

In the fourth quarter of fiscal year 2018, shortly before the launch of commercial broadband services on our ViaSat-2 satellite, we reported an antenna deployment issue. We worked with the satellite manufacturer to determine the root cause of the antenna deployment issue, potential correcting measures, and resulting damage. In the second quarter of fiscal year 2019, the root cause analysis was completed. Based on that analysis, during the second quarter of fiscal year 2019, we recorded a reduction to the carrying value of the ViaSat-2 satellite of $177.4 million, with a corresponding insurance receivable of $177.4 million, based on our estimated ViaSat-2 output capabilities as compared to the anticipated, potential and configured capacity of the ViaSat-2 satellite. During fiscal year 2019, we received $185.7 million in insurance recovery proceeds related to such claims. We recorded an insurance receivable of $2.3 million as of March 31, 2019 with respect to probable remaining ViaSat-2 related insurance claims. As a result, during fiscal year 2019, we recorded a $7.5 million gain related to ViaSat-2 insurance claims in selling, general and administrative (SG&A) expenses in the consolidated statements of operations and comprehensive incomes (loss). The ViaSat-2 satellite was primarily financed by our direct loan facility with the Export-Import Bank of the United States for ViaSat-2 (the Ex-Im Credit Facility) (see “Liquidity and Capital Resources—Ex-Im Credit Facility” below). Pursuant to the terms of the Ex-Im Credit Facility, insurance proceeds received from such claims were used to pay down outstanding borrowings under the Ex-Im Credit Facility. Our ViaSat-2 satellite, despite this anomaly, significantly expanded our data throughput capacity and supports the flexible allocation of capacity, enabling us to improve the speed, availability and geographic coverage area of our broadband services and dynamically respond to changing capacity demands across different geographic areas and service offerings.

Our ViaSat-3 class satellites are our third-generation high-capacity Ka-band satellite design and are designed to further expand our data throughput capacity and geographic coverage area and enhance our ability to flexibly allocate capacity, thereby improving the speed, availability and cost-efficiency of our proprietary Ka-band satellite network. The first ViaSat-3 class satellite is expected to provide broadband services over the Americas, the second is expected to provide broadband services over the Europe, Middle East and Africa (EMEA) region, and the third is expected to provide broadband services over the Asia and Pacific (APAC) region, enabling us to deliver affordable connectivity worldwide. The first ViaSat-3 class satellite is currently targeted to launch in early calendar 2021, although the actual launch date will be dependent on the completion of deliverables by our contract manufacturers, subcontractors and other third-party service providers, available launch windows and other variables.

We believe that growth in our satellite services segment will be driven in the coming years by continued rapid growth in demand for high-speed broadband services across the globe, driven both by continued increases in the number of internet users and connected devices and by increasing data usage, including for video streaming and mobile and in-flight connectivity (IFC). Growth in our in-flight services business in the coming years is also expected to be driven by the installation of our IFC systems on additional commercial aircraft, with installations anticipated on approximately 490 additional aircraft under our existing customer agreements with commercial airlines as of March 31, 2019. The primary services offered by our satellite services segment are comprised of:

•

Fixed Broadband Services. Our satellite-based fixed broadband services provide consumers and businesses with high-speed broadband internet access and Voice over Internet Protocol (VoIP) services. We provide fixed broadband services primarily in the United States, as well as in other markets such as Europe and Latin America. We offer a range of service plans, including unlimited data plans and plans with up to 100 Mbps download speeds, with pricing and available service offerings based on a number of different factors, including available capacity, bandwidth limits, service quality levels, bundled offerings, terms of distribution and geographic location. We also offer wholesale and retail fixed broadband services to our national, regional and foreign distribution partners, including direct-to-home satellite video providers, retail service providers and communications companies. As of March 31, 2019, we provided fixed broadband services to approximately 586,000 subscribers. In addition, our satellite-powered Community and Urban Wi-Fi hotspot services are now available within walking distance to more than one million people living and working in thousands of rural, suburban and urban Mexican communities.

•

In-Flight Services. Our award-winning in-flight services provide industry-leading in-flight internet, W-IFE and aviation software services to commercial airlines. The data throughput capacity of our IFC systems enables more passengers and crew on more flights, across commercial and business aircraft, the ability to leverage high-speed internet services such as streaming video. In addition to IFC services, we also offer W-IFE services, which provide passengers with access to hundreds of entertainment titles direct to their own devices. As of March 31, 2019, 1,312 commercial aircraft were in service across the United States, Europe, Middle East and Australia receiving our in-flight internet services through our IFC systems.

•

Mobile Broadband Services. Our mobile broadband services provide global network management and high-speed internet connectivity services for customers using airborne, maritime and ground-mobile satellite systems.

We also offer a variety of other broadband services and capabilities, including, live on-line event streaming and oil and natural gas data gathering services.

Commercial Networks

Our commercial networks segment develops and produces a variety of advanced satellite and wireless products, systems and solutions that enable the provision of high-speed fixed and mobile broadband services. Our products, systems and solutions include an array of satellite-based and wireless broadband platforms, networking equipment, space hardware, radio frequency and advanced microwave solutions, space-to-earth connectivity systems, customer premise equipment (CPE), satellite modems and antenna technologies, as well as satellite payload development and Application-Specific Integrated Circuit (ASIC) chip design. Our products, systems and solutions are generally developed through a combination of customer and discretionary internal research and development (R&D) funding, are utilized to provide services through our satellite services segment and are also sold to commercial networks customers (with sales of complementary products, systems and solutions to government customers included in our government systems segment).

We believe growth in our commercial networks segment will be driven in the coming years by continued growth in worldwide demand for mobile and fixed connectivity, ground networking equipment and products that enable or support access to high-speed broadband services, and by the increasing cost-effectiveness of satellite technologies to rapidly deploy broadband services across wide geographic areas and to large numbers of people within the satellite footprint. Our commercial networks segment also leverages the deployment of our own proprietary high-capacity Ka-band satellites, as well as Ka-band satellites operated or being built for third parties around the world, by providing the ground infrastructure and user terminals that access the satellites. The primary products, systems, solutions and services offered by our commercial networks segment are comprised of:

•

Mobile Broadband Satellite Communication Systems. Our mobile satellite communication systems and related products provide high-speed, cost-efficient broadband access while on the move via small transceivers, and are designed for use in aircraft and seagoing vessels. As of March 31, 2019, we expected to install IFC systems on approximately 490 additional aircraft under our existing customer agreements with commercial airlines, approximately 260 of which related to accepted purchase orders (which are included in firm backlog in our commercial networks segment) and approximately 230 of which related to anticipated purchase orders and requests under existing customer agreements. There can be no assurance that all anticipated purchase orders and requests will be placed.

•

Fixed Satellite Networks. We are a leading end-to-end network technology supplier for the fixed satellite consumer and enterprise markets. Our next-generation satellite network infrastructure and ground terminals are designed to access Ka-band broadband services on high-capacity satellites. Our network systems and modems enable satellite broadband access for residential or home office customers as well as Community and Urban Wi-Fi hotspot users. We also offer related products and services to enterprise customers to address bandwidth constraints, latency and other issues.

•

Antenna Systems. We develop, design, produce, test and install ground terminals and antennas for terrestrial and satellite applications, specializing in earth imaging, remote sensing, mobile satellite communication, Ka-band earth stations and other multi-band antennas.

•

Satellite Networking Development. We offer specialized design and technology services covering all aspects of satellite communication system architecture and technology, including the analysis, design, development and specification of satellite and ground systems, fabless semiconductor design for ASIC and Monolithic Microwave Integrated Circuit (MMIC) chips, and network function virtualization, as well as a wide range of modules and subsystems for various commercial, military and space uses, and radio frequency and advanced microwave solutions.

•

Space Systems. We design and develop high-capacity Ka-band satellites for our own satellite fleet and for third parties, including development and production of the associated satellite payload technologies.

Government Systems

Our government systems segment provides global mobile broadband services to military and government users, and develops and produces network-centric Internet Protocol (IP)-based fixed and mobile secure communications products and solutions. Our government systems products and solutions are designed to enable the collection and dissemination of secure real-time digital information and intelligence between individuals on the tactical edge, in command centers, leveraging strategic communications nodes, and those individuals on the ground, in the air or on a maritime platform. Customers of our government systems segment include the U.S. Department of Defense (the DoD), those serving the Five Eye (FVEY) intelligence alliance (Australia, Canada, New Zealand, the United Kingdom and the United States), allied foreign governments, allied armed forces, public safety first-responders and remote government employees.

We believe growth in our government systems segment in the coming years will be driven by continued demand for secure, higher-capacity, higher-quality broadband services, associated ground systems and advanced cybersecurity protections. This continued demand reflects the U.S. military’s emphasis on “network-centric” highly mobile warfare over geographically dispersed areas (which requires the development and deployment of secure, IP-based communications networks, products and services capable of supporting real-time dissemination of data and intelligence using multiple transmission media) and increased use of IP-based network-centric and bandwidth-intensive applications at all organizational levels. Satellite-based systems are increasingly seen as the most reliable method of connecting rapidly moving armed forces that may out-run the range of terrestrial line-of-sight (LOS) radio links. High-speed broadband beyond-line-of-sight (BLOS) connectivity is increasingly required to support real-time command and control decision-making and enhanced situational awareness.

The primary products and services of our government systems segment include:

•

Government Mobile Broadband. Our government mobile broadband products and services provide military and government users with high-speed, real-time broadband and multimedia connectivity in key regions of the world. Our government mobile broadband services include high-bandwidth global communications services in support of very important person and senior level airborne operations and emergency response, as well as LOS and BLOS Intelligence, Surveillance, and Reconnaissance (ISR) missions. Our government mobile broadband products include mobile broadband modems, terminals, network access control systems and antenna systems using a range of satellite frequency bands capable of being installed and operated on a wide variety of fixed wing, rotary wing, manned and unmanned aircraft.

•

Government Satellite Communication Systems. Our government satellite communication systems offer an array of portable, mobile and fixed broadband modems, terminals, network access control systems and antenna systems using a range of satellite frequency bands for Command and Control (C2) missions, satellite networking services and network management systems for Wi-Fi and other internet access networks. Our systems, products and services are designed to support high-throughput broadband data links, to increase available bandwidth using existing satellite capacity, and to be resilient in order to withstand certain catastrophic events. Our range of broadband modems, terminals and systems support high-speed broadband and multimedia transmissions over point-to-point, mesh and hub-and-spoke satellite networking systems, and include products designed for manpacks, aircraft, unmanned aerial vehicles (UAVs), seagoing vessels, ground-mobile vehicles and fixed applications.

•

Cybersecurity and Information Assurance. Our cybersecurity and information assurance products and services provide advanced, high-speed IP-based “Type 1” and High Assurance Internet Protocol Encryption (HAIPE®)-compliant encryption solutions that enable military and government users to communicate information securely over networks, and that protect the integrity of data stored on computers and storage devices. Our encryption products and modules use a programmable, high-assurance architecture that can be easily upgraded in the field or integrated into existing communication networks, and are available both on a stand-alone basis and as embedded modules within our tactical radio, information distribution and other satellite communication systems and products.

•

Tactical Data Links. We develop and produce advanced tactical radio and information distribution systems that enable secure voice and real-time collection and dissemination of video and data using secure, jam-resistant transmission links from manned and unmanned aircraft, ground mobile vehicles, individual warfighters and other remote platforms to networked communication and command centers. Key products in this category include our Battlefield Awareness and Targeting System — Dismounted (BATS-D) AN/PRC-161 handheld Link 16 radio, our Small Tactical Terminal (STT) KOR-24A 2-channel radios for manned and unmanned applications, “disposable” defense data links, our Multifunctional Information Distribution System (MIDS) terminals for military fighter jets and their successor, MIDS Joint Tactical Radio System (MIDS-JTRS) terminals.

Our Strengths

We believe the following strengths position our business to capitalize on the attractive growth opportunities presented in our business segments:

•

Innovation of Next-Generation Satellite and Space Technologies. We have a long history of innovation in next-generation satellite and space technologies. Our award-winning first-generation high-capacity Ka-band spot-beam satellite, ViaSat-1, earned a Guinness World Records® title in 2013 as the highest-capacity communications satellite in the world at that time. Our second-generation ViaSat-2 satellite (launched in 2017) and its advanced ground network infrastructure significantly expanded our data throughput capacity and enabled the flexible allocation of capacity. ViaSat-2 enabled us to improve the speed, availability and geographic coverage area of our broadband services, to dynamically respond to changing capacity demands across different geographic areas and service offerings, and to offer compelling retail service plans that enable us to better compete against traditional telecom, wireless and low-end cable companies. In March 2018, ViaSat-2 was selected as a winner in the ‘Space, Platforms’ category of Aviation Week’s 61st Annual Laureate Awards, honoring extraordinary achievements in the global aerospace arena. Our third-generation ViaSat-3 class satellites under construction offer a new satellite architecture with miniaturized electronics and more productive and efficient antenna designs. This new satellite design is expected to further expand each satellite’s geographic coverage area and data throughput capacity and to enhance our ability to dynamically allocate capacity to match geographic demand, thereby improving the speed, availability and cost-efficiency of our proprietary Ka-band satellite network. We believe our history since inception of developing proprietary and innovative satellite technologies spanning spacecraft, ground infrastructure, user terminals and network design demonstrates that we possess the expertise and credibility required to serve the evolving technology needs of our customers whether on the ground, in the air or at sea.

•

Vertically Integrated End-to-End Platform of Leading Broadband Technologies. We believe our innovative ecosystem of high-capacity Ka-band satellites, ground infrastructure and user terminals provides a vertically integrated end-to-end platform that uniquely positions us to drive operational efficiencies and cost-effectively deliver a diverse portfolio of high-speed, high-quality broadband solutions and applications to enterprises, consumers, military and government users. Our product, system and service offerings are often linked through common underlying technologies, customer applications and market relationships. Many of the market segments in which we compete have significant barriers to entry due to the complexity of technology and the amount of investment required. We believe that our comprehensive and vertically integrated portfolio of satellites, products and services, combined with our ability to effectively cross-deploy technologies between government and commercial segments and across different geographic markets, provides us with a strong foundation to sustain and enhance our leadership in broadband technologies and services.

•

Broad Array of Broadband Service Offerings Addressing Multiple Markets.  Our proprietary Ka-band satellite network provides the platform for us to provide a broad array of satellite-based high-quality, high-speed broadband services with multiple applications. Our offerings include fixed broadband services to residential and enterprise customers, market-leading in-flight internet and entertainment services to commercial aircraft utilizing our IFC systems, and satellite-powered Community and Urban Wi-Fi hotspot services that provide affordable and reliable high-speed internet connectivity in rural, suburban and urban areas. In the U.S. residential broadband market, our ViaSat-2 satellite supports retail service plans offering data throughput capacity in select markets of up to 100 Mbps, allowing us to compete more effectively with traditional terrestrial service providers, wireless and low-end cable companies. As the speed of our broadband offerings increases, we expect the number of companies able to provide competing broadband offerings at equivalent speeds to decrease. Our in-flight internet service has received numerous awards and accolades, including the Crystal Cabin Award for the best Passenger Comfort System in April 2015 and the Excellence in Avionics Award for In-Flight Connectivity Innovation in July 2015. JetBlue’s Fly-Fi® in-flight Wi-Fi service, which is powered by Viasat’s IFC system, won the 2017 APEX Passenger Choice Award for ‘Best Wi-Fi.’ This particular award was tallied from passenger-submitted data, showcasing the power of the Viasat platform to deliver an exceptional in-flight internet service. The high data throughput and broad geographic coverage area of ViaSat-2 (and our even more powerful third-generation ViaSat-3 class satellites under construction), combined with our ability to allocate capacity based on demand, enable us to support a wide range of high-speed broadband services addressing multiple markets, provide innovative new services creating new market opportunities, tailor our service offerings to market needs, and compete more effectively in the markets we serve.

•

Diverse Portfolio of Market-Leading Military and Government Offerings. We are a leading provider to the U.S. Government and other military and government users around the world for innovative communications products and solutions designed to enable the transmission of secure real-time digital information and communications between command centers, intelligence and defense platforms and individuals in the field. Our portfolio of government and military offerings leverages our technological investments in our commercial business, and includes tactical data link, mobile satellite broadband, cybersecurity and information assurance products and services. Total new awards in our government systems segment grew from $460.9 million in fiscal year 2011 to $1.2 billion in fiscal year 2019, despite the constrained defense spending environment, reflecting the demand for our diverse portfolio of products and services for military and government users. Our tactical data link products include our market-leading BATS-D AN/PRC-161 handheld Link 16 radios and STT KOR-24A 2-channel radios, which bridge the gap between air and ground forces by providing secure, reliable access to integrated air and ground data for improved situational awareness capabilities and support communications. In March 2019, we surpassed a key milestone of 1,000 BATS-D AN/PRC-161 handheld Link 16 radios shipped, reflecting growing demand in the U.S. and international defense markets for the product. As of April 2019, we had also shipped over 1,400 STT KOR24/KOR-24A 2-channel radios. Both KOR-24A and BATS-D are now capable of advanced concurrent multiple reception capabilities to enhance communications and reduce network congestion on Link 16 networks. Our mobile satellite broadband offerings leverage our innovative satellite technologies and proprietary Ka-band satellite platform, allowing us to provide high-speed, high-quality in-flight internet services to government and military aircraft. In September 2018, we were awarded an eight-year, firm-fixed price contract to provide in-flight broadband and connectivity services to U.S. Government Senior Leader and VIP aircraft. Our secure networking products and services include a broad portfolio of advanced, high-speed Type 1 encryption solutions, including encryptors capable of operating at speeds of up to 100 Gbps and advanced cybersecurity products to secure information transmitted via the cloud. In November 2018, we received a 2018 Platinum 'ASTORS' Homeland Security Award from American Security Today magazine for “Best Cybersecurity Program for Government and Military Organizations.”

•

Diversification of Business Model. Our business is highly diversified, including the provision of fixed broadband services to consumers and enterprises, the provision of in-flight internet and entertainment services and the sale of IFC systems to commercial airlines, the sale of complex satellite communication systems and products to communications service providers and enterprises, and the sale of advanced mobile satellite and wireless communications systems, secure networking systems and cybersecurity and information assurance products and other communications services to government users and defense contractors. This diversification in product and service offerings, customer base and market segment helps to reduce our exposure to fluctuations in any of the individual markets we serve. In addition, the flexibility in our business model allows us to allocate our satellite capacity to markets where bandwidth usage demands and returns are highest. During fiscal year 2019, our satellite services segment generated 33% of total revenues, our commercial networks segment generated 21% of total revenues, and our government systems segment generated 46% of total revenues.

•

Blue-Chip Customer Base. Our blue-chip customer base includes customers such as the DoD, large defense contractors, allied foreign governments, civil agencies, satellite network integrators, large communications service providers, commercial airlines and enterprises requiring complex communications and networking solutions and services. We believe that the credit strength of these key customers, including the U.S. government, leading aerospace and defense prime contractors and commercial airlines help support more consistent financial performance. Moreover, our direct relationships with key customers such as commercial airlines and U.S. DoD customers allow us to adapt our satellite designs and product and service offerings to better meet their needs.

•

Experienced Management Team. Our core management team is comprised of seasoned executives with significant satellite communications, defense and aerospace experience. For example, our Chief Executive Officer has been with the company since its inception in 1986. Mr. Dankberg is considered to be a leading expert in the field of satellite and wireless communications. In 2008, Mr. Dankberg received the prestigious AIAA Aerospace International Communication award, which recognized him for “shepherding Viasat into a leading satellite communications company through outstanding leadership and technical expertise.” In 2013, Mr. Dankberg received the Innovator Award from the Arthur C. Clarke Foundation. In 2015, Mr. Dankberg was inducted into the Society of Satellite Professionals Hall of Fame for his leadership and visionary role in satellite communications, and in 2017, Mr. Dankberg became an elected member of the National Academy of Engineering.

Our Strategy

Our business strategy is to be a leading provider of high-speed, high-value and cost-effective broadband and advanced communications products and services, utilizing our leading space, wireless and ground networking technologies and capabilities. The principal elements of our strategy include:

•

Maintain Focus on Technology Leadership. We continue to focus on R&D to bring high-capacity, high-speed broadband communications to the global market. Our innovation in satellite system product development has been one of our hallmarks, and we intend to focus on maintaining our leadership position in satellite systems, technologies and services, while continuing to expand our efforts in wireless communications, cloud networking and security. Our R&D efforts are supported by a global employee base that includes over 2,800 engineers and a culture that deeply values and supports innovation.

•

Continue to Expand into New and Adjacent Markets. We continue to seek to leverage opportunities to create or address new and adjacent markets as technological advancements disrupt existing business models and drive shifts in target markets or user demand. The technological innovations and power of our proprietary Ka-band satellite network enabled us to disrupt the in-flight internet service business model and expand our broadband service offerings into the commercial air market. Similarly, as the capacity, data throughput speeds and geographic coverage areas of our satellite systems continue to increase (with each generation of our high-capacity Ka-band satellite designs), we expect the addressable markets for our broadband technologies, products and services (whether for consumer, enterprise, commercial airline, maritime or government users) to continue to expand. Higher capacity, more flexible satellites allow us to offer cost-effective broadband services that allow greater data usage at faster speeds, thereby enabling us to better compete against other broadband technologies (including terrestrial technologies) over large geographic areas. In our government business, we also actively seek to identify market needs that are not currently served by existing communications and encryption products and services, with a view to developing unique or disruptive products and services and creating new addressable markets.

•

Drive Efficiencies of Scale and Operations. We continue to drive efficiencies in our businesses through our strategy of vertical integration and increasing scale, as we move into new and adjacent geographic, product and service markets. We optimize our satellite systems through our development of an end-to-end platform of next-generation Ka-band satellites, ground networking equipment and user terminals that enable the provision of high-speed broadband services. Our ViaSat-3 class satellites are expected to further drive scale and operational efficiencies through their enhanced ability to efficiently and dynamically match supply and demand through the flexible allocation of capacity within the satellite footprint, as well as their expected global geographic reach.

•

Continue International Expansion. We continue to believe that international markets provide attractive opportunities for the long-term growth of our business. As worldwide demand for broadband connectivity, video and other IP-based services continues to grow, we expect that our comprehensive offering of next-generation Ka-band satellites, advanced end-to-end communication systems and ground networking equipment and products, and their ability to enable a wide range of cost-effective, high-speed, high-quality broadband services, will be increasingly attractive internationally. Our ViaSat-2 satellite significantly improved the geographic coverage area of our broadband services over North and Central America and the primary aeronautical and maritime routes across the Atlantic Ocean bridging North America and Europe, and allowed us to launch new and innovative services in parts of Latin America (such as our Community and Urban Wi-Fi hotspot services) and bring high-value IFC services to commercial, business and government aircraft. Of our three ViaSat-3 class satellites under construction, the first is expected to provide broadband services over the Americas, the second is expected to provide broadband services over the EMEA region, and the third is expected to provide broadband services over the APAC region. We expect this global constellation to be an enabler for the scalable, long-term global expansion of our business, providing the platform for us to deliver affordable broadband connectivity worldwide.

•

Pursue Growth Through Strategic Alliances, Partnering Arrangements and Relationships. We actively seek strategic relationships and joint ventures with companies whose financial, marketing, operational or technological resources can accelerate the introduction of new technologies, service offerings and/or the penetration of new markets. In our government systems segment, we also regularly enter into teaming arrangements with other government contractors to more effectively capture complex government programs. We have also engaged in strategic relationships with companies that have innovative technologies and products, highly skilled personnel, market presence, or customer relationships and distribution channels that complement our strategy. We may continue to evaluate acquisitions of, or investments in, complementary companies, businesses, products or technologies to supplement our internal growth.

Our Customers

Our customer base is highly diversified. Customers in our satellite services segment include those customers leveraging our broadband internet and Wi-Fi services—obtained through either our direct or U.S. or international partner distribution channels—and include: residential customers, customers accessing our services via our Community or Urban Wi-Fi hotspots, small and medium-sized businesses, enterprise customers and commercial airlines, among others sectors. The customers of our government systems and commercial networks segments include the DoD, U.S. National Security Agency, the U.S. Department of Homeland Security, FVEY and other allied foreign governments and militaries, select other U.S. federal, state and local government agencies, commercial and defense contractors, satellite network integrators, large communications service providers and enterprises requiring complex communications and networking solutions. We enter into government contracts either directly with U.S. or foreign governments, or indirectly through domestic or international partners or resellers. In our commercial networks segment, we also act as both a prime contractor and subcontractor for the sale of equipment and services.

Revenues from the U.S. government as an individual customer comprised approximately 26%, 31% and 29% of total revenues for fiscal years 2019, 2018 and 2017, respectively. None of our other customers comprised 10% or more of total revenues in fiscal years 2019, 2018 and 2017.

U.S. Government Contracts

Substantial portions of our revenues are generated from contracts and subcontracts with the DoD and other federal government agencies. Many of our contracts are subject to a competitive bid process and are awarded on the basis of technical merit, personnel qualifications, experience and price. We also receive some contract awards involving special technical capabilities on a negotiated, noncompetitive basis due to our unique mix of communication products, satellite services, engineering capabilities and technical expertise in specialized areas. The Federal Acquisition Streamlining Act of 1994 has encouraged the use of commercial type pricing, such as firm fixed-price contracts, on dual use products. Our future revenues and income could be materially affected by changes in government procurement policies and related oversight, a reduction in expenditures for the products and services we provide, and other risks generally associated with federal government contracts.

We provide products under federal government contracts that usually require performance over a period of several months to multiple years. Long-term contracts may be conditioned upon continued availability of congressional appropriations. Variances between anticipated budget and congressional appropriations may result in a delay, reduction or termination of these contracts.

Our federal government contracts are performed under cost-reimbursement contracts, time-and-materials contracts and fixed-price contracts. Cost-reimbursement contracts provide for reimbursement of costs and payment of a fee. The fee may be either fixed by the contract or variable, based upon cost control, quality, delivery and the customer’s subjective evaluation of the work. Under time-and-materials contracts, we receive a fixed amount by labor category for services performed and are reimbursed for the cost of materials purchased to perform the contract. Under a fixed-price contract, we agree to perform specific work, which may include product R&D, for a fixed price and, accordingly, realize the benefit or detriment to the extent that the actual cost of performing the work differs from the contract price. In fiscal year 2019, approximately 11% of our total government revenues was generated from cost-reimbursement contracts with the federal government or our prime contractors, less than 1% from time-and-materials contracts and approximately 89% from fixed-price contracts.

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

Research and Development

The industries in which we compete are subject to rapid technological developments, evolving standards, changes in customer requirements and continuing developments in the communications and networking environment. Our continuing ability to adapt to these changes, and to develop innovative satellite and communications technologies, and new and enhanced products and services, is a significant factor in maintaining or improving our competitive position and our prospects for growth. Therefore, we continue to make significant investments in next-generation satellite technologies and communications product development.

We conduct the majority of our R&D activities in-house and have R&D and engineering staff, which includes over 2,800 engineers worldwide. Our product development activities focus on products that we consider viable revenue opportunities to support all of our business segments. We incurred $123.0 million, $168.3 million and $129.6 million during fiscal years 2019, 2018 and 2017, respectively, on independent research and development (IR&D) expenses, which comprise R&D not directly funded by a third party. Funded R&D contains a profit component and is therefore not directly comparable to IR&D. As a U.S. government contractor, we also are able to recover a portion of our IR&D expenses, consisting primarily of salaries and other personnel-related expenses, supplies and prototype materials related to R&D programs.

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

Sales and Marketing

We have a sales presence in various domestic and international locations, and we sell our products and services both directly and indirectly through channel partners, as described below:

•

Satellite Services Sales Organization. Our satellite services sales organization for our broadband internet services sells directly to residential customers in our retail channel through our Viasat Internet website, sales call centers and through over 1,000 active retail dealers (including DirecTV). Our satellite services sales organization also includes direct sales and business development personnel who work with enterprises, enterprise-focused master agents and commercial airlines to identify business opportunities and develop solutions for customers’ needs.

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

Our marketing team works closely with our sales, research and product development organizations and our customers to increase the awareness of the Viasat brand through a mix of positive program performance and our customers’ recommendation as well as corporate and marketing communications, public relations, advertising, trade show participation and conference speaking engagements by providing communications that keep the market current on our products and features. During fiscal year 2018, we undertook a major rebranding effort to introduce “Viasat” as a unified master global brand under a new logo and visual identity system, while phasing out legacy sub-brand names. Our new unified brand is intended to grow market and consumer awareness of our company and our product and service offerings both domestically and internationally across all of our markets, as well as attract the best talent around the world. Our marketing team also identifies and sizes new target markets for our products and services, creates awareness of our company and our portfolio of offerings, and generates contacts and leads within these targeted markets.

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

To compete, we emphasize:

•	the high-speed, high-quality and broad geographic availability of our broadband services;
•	our proven designs and network integration services for complex, customized network needs;
•	the increased bandwidth efficiency offered by our networks, products and services;
•	our advanced security and information assurance capabilities;

•	the innovative and flexible features integrated into our products and services;
•	our network management experience;
•	our end-to-end network implementation capabilities;
•	the distinct advantages of satellite data networks;
•	technical advantages and advanced features of our antenna systems as compared to our competitors’ offerings; and
•	the overall cost-effectiveness of our communications systems, products and services.

While we believe we compete successfully on each of these factors, we expect to continue to face intense competition in each of our markets.

In our satellite services segment, we face competition for fixed broadband services both from existing competitors and emerging technologies. Our fixed broadband service offerings compete with broadband service offerings from wireline and wireless telecommunications companies, cable companies, satellite companies and internet service providers. Many of our competitors are larger than us, have substantial capital resources, have greater brand recognition, have access to spectrum or technologies not available to us, or are able to offer bundled service offerings that we are not able to duplicate, all of which may reduce demand for our broadband services. In addition, the broadband services market continues to see industry consolidation and vertical integration, which may enable our competitors to provide competing services to broader customer segments. New entrants, some with significant financial resources, and new emerging technologies (including 5G) may compete with our broadband service offerings. Additionally, wireless telecommunications carriers such as AT&T, Sprint, T-Mobile and Verizon are currently offering unlimited data plans that could attract our existing and future subscribers. Our in-flight internet and entertainment service offerings compete against air-to-ground mobile services and other satellite-based services, such as the services offered by Global Eagle, Gogo, Inmarsat and Panasonic Avionics Corporation. We believe that our Ka-band satellite-based IFC systems offer a competitive combination of high-speed and data throughput capacity, that enable more passengers and crew on more flights, across commercial and business aircraft, the ability to leverage high-speed internet services such as streaming video.

In our commercial networks segment, we compete with numerous other providers of satellite and terrestrial communications systems, products and equipment, including: Airbus, CPI Antenna Systems Division, Comtech, EchoStar (Hughes Network Systems), General Dynamics, Gilat, iDirect Technologies, L-3 Communications, Newtec, Panasonic, Space Systems/Loral (SS/L) (MAXAR), Thales and Safran Aerosystems. In addition, some of our customers continuously evaluate whether to develop and manufacture their own products and could elect to compete with us at any time.

Within our government systems segment, we generally compete with government communications service providers and manufacturers of defense electronics products, systems or subsystems, such as BAE Systems, General Dynamics, Harris, Inmarsat, Intelsat, Collins Aerospace and similar companies. We may also compete directly with the largest defense prime contractors, including The Boeing Company (Boeing), Lockheed Martin, Northrop Grumman and Raytheon Systems. In many cases we partner with our competitors, and therefore maintaining an open and cooperative relationship is important.

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

Contract manufacturers produce products for many different customers and are able to pass on the benefits of large-scale manufacturing to their customers. These manufacturers are able to produce high quality products at lower costs by: (1) exercising their high-volume purchasing power, (2) employing advanced and efficient production equipment and capital intensive systems whose costs are leveraged across their broad customer base, and (3) using a cost-effective skilled workforce. Our primary contract manufacturers include Benchmark, CyberTAN, Harris, IEC Electronics Corporation, Microelectronics Technology, Plexus, Regal Technology Partners and Sanmina.

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

Radio-frequency and Communications Regulation

International Telecommunication Union (ITU)

The orbital location and frequencies for our satellites are subject to the ITU’s regulations, including its frequency registration and coordination procedures, and its various provisions on spectrum usage. Those procedures are specified in the ITU Radio Regulations and seek to facilitate shared international use of limited spectrum and orbital resources in a manner that avoids harmful interference. Among other things, the ITU regulations set forth procedures for establishing international priority with respect to the use of such resources, deadlines for bringing satellite networks into use in order to maintain such priority, and coordination rights and obligations with respect to other networks, which vary depending on whether such networks have higher or lower ITU priority.

The ITU regulations provide allocations or designations for how spectrum can be used for various purposes, and whether such uses operate on a primary or secondary basis with one another. Secondary uses may not cause harmful interference to primary uses, and may not claim interference protection from primary uses.

On our behalf, various countries have made ITU filings, and may in the future make additional filings, for the frequency assignments at particular orbital locations that are used, or may in the future be used, by our current satellite networks and potential future satellite networks we may build or acquire. In the event that any international coordination process that is triggered by such an ITU filing is not successfully completed, or bringing into use deadlines or requirements are not satisfied, we may be compelled to accept more limited or suboptimal orbital and spectrum rights, to operate the applicable satellite(s) on a non-interference basis, or to cease operating such satellite(s) altogether. The orbital arc is becoming increasingly congested with respect to such ITU filings and the satellite networks operated under those filings.

In addition, the ITU’s Radio Regulations are subject to change at periodic ITU World Radio-communication Conferences (WRCs), and their application is determined by various governing bodies within the ITU. WRCs typically are convened approximately every four years, with the next one occurring at the end of 2019.  The next WRC is considering various changes to the Radio Regulations that address the terms and conditions under which spectrum is used for satellite and terrestrial and purposes, and future WRCs are likely to do the same.

Spectrum

The space stations and ground networks we use to provide our broadband services rely on access to spectrum within each country in which we do business. Use of such spectrum is authorized by regulatory authorities within each country (or a regional authority whose jurisdiction over spectrum rights encompasses that country), which determines the terms and conditions for access to and use of that spectrum in that particular country. The terms and conditions for access can and do vary by country, may differ from the ITU’s Radio regulations, and may change over time. In particular, the growing demand for both satellite and terrestrial communications services is causing many countries to evaluate how spectrum is used within their borders, and to consider changes in the local terms and conditions for access to and use of spectrum. Those terms and conditions affect, among other things, the extent to which, and how, we must share spectrum with other spectrum users, including terrestrial and satellite uses, and whether we must operate on a secondary basis in some cases. Most of the spectrum on which we rely is shared with other satellite networks, including those operating in different orbits that could cross our orbital location and result in interference conditions. In many countries, portions of the spectrum on which we rely also are shared with terrestrial wireless services.

If the deployment of new terrestrial or satellite networks results in harmful interference into our satellite operations, or if the implementation of those networks under newly adopted terms and conditions constrains or prohibits the types of spectrum uses for which we have planned in a manner that we do not anticipate, such developments could have a material adverse effect on our business, financial condition and results of operations.

Broadband Services

We provide high-speed broadband internet access and VoIP services to customers in the United States, as well as in Europe, Latin America, and on commercial aircraft travelling around the world. Our provision of these services is subject to a number of legal obligations, including requirements to obtain licenses, authorizations and/or registrations to provide service in or to a given jurisdiction, implementation of certain network capabilities to assist law enforcement, and open internet requirements. Legislators and regulators often consider changes to existing statutes, rules and requirements, or prescribe new ones, which could significantly impact the ability to comply, or the costs of complying with, these types of obligations, or that otherwise could materially and adversely affect our ability to provide service in a given jurisdiction.

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

Universal Service. Certain of our services may constitute the provision of telecommunications to, from or within the United States, and may require us to contribute a percentage of our revenues from such services to universal service support mechanisms that subsidize the provision of services to low-income consumers, high-cost areas, schools, libraries and rural health care providers. This percentage is set each calendar quarter by the FCC, and currently is 18.8%. Current FCC rules permit us to pass this universal service contribution through to our customers. The FCC has established a universal service funding mechanism to support the provision of voice and broadband services in certain high-cost areas of the United States, known as the Connect America Fund (the CAF). Among other things, the CAF mechanism provides, or will likely provide, support to terrestrial service providers under terms and conditions that are not available to satellite-based service providers. The CAF could provide other service providers a competitive advantage in providing broadband services in supported areas, which could have a material adverse effect on our business, financial condition and results of operations.

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

In January 2018, the FCC adopted an order restoring the classification of broadband internet access service as a lightly regulated information service, ending the Title II regulatory approach adopted in 2015. The order eliminated explicit requirements against blocking or throttling traffic and paid prioritization of traffic.  At the same time, the FCC maintained the consumer disclosure requirements with some modifications and acknowledged the jurisdiction of the Federal Trade Commission to enforce consumer protection measures. The 2018 order is currently under review in the D.C. Circuit. In addition, legislative proposals that would restore net neutrality requirements are being considered in Congress, and some states have recently adopted portions of the net neutrality requirements. Some legislative actions at the state level are being challenged in courts on federal preemption and other grounds, and in some cases, the requirements currently are not being enforced.  We cannot predict the outcome of these pending appeals and legislative efforts, or any resulting impact on ISPs.

Foreign Regulation

Our operation of spacecraft and ground network, and our provision of services to customers outside of the United States are subject to legal requirements of the jurisdictions issuing the satellite authorizations and in which Viasat provides services. These include obtaining the market access, and the spectrum service and licenses, authorizations and/or registrations that are necessary to operate or provide service in or to a given jurisdiction, and in many cases licenses for the operation of transmitting satellite earth station facilities and certain receiving satellite earth station facilities. In particular, we must obtain authority to operate various earth stations outside the United States, including but not limited to user terminals and facilities that aggregate traffic and interconnect with the internet backbone and network hubs. This authority is subject to conditions and limitations that vary from jurisdiction to jurisdiction

The spacecraft we use in our business are subject to the regulatory authority of, and conditions imposed by, foreign governments, as well as contractual arrangements with third parties and the rules and procedures of the ITU. Our ViaSat-1 satellite operates under authority granted to ManSat Limited by the governments of the Isle of Man and the United Kingdom (as well as authority from the FCC), and pursuant to contractual arrangements we have with ManSat Limited that extend past the expected useful life of ViaSat-1. ViaSat-2 operates under the authority of the United Kingdom. We also use Ka-band capacity on the Anik F2 satellite to provide our broadband services under an agreement with Telesat Canada, and we may do so until the end of the useful life of that satellite. Telesat Canada operates that satellite under authority granted to it by the government of Canada. We also currently use the WildBlue-1 satellite, which we own, and which is co-located with Anik F2 under authority granted to Telesat Canada by the government of Canada, and pursuant to an agreement we have with Telesat Canada that expires upon the end of the useful life of Anik F2. Accordingly, we are reliant upon ManSat Limited and Telesat Canada maintaining their respective governmental rights on which our operating rights are based. The use of these spacecraft in our business is subject to various conditions in the underlying authorizations held by us, ManSat Limited and Telesat Canada, as well as the technical and operational requirements of the rules and regulations of those jurisdictions.

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

Equipment Testing and Verification. Certain equipment that we manufacture must comply with applicable technical requirements intended to minimize radio interference to other communications services and ensure product safety. In the United States, the FCC is responsible for ensuring that communications devices comply with technical requirements for minimizing radio interference and human exposure to radio emissions. Other regulators perform similar functions around the world. These types of requirements typically provide for equipment to be tested either by the manufacturer or by a private testing organization to ensure compliance with the applicable technical requirements. In some cases, the regulator requires submission of an application, which must be approved by the regulator or a private testing organization accredited by the regulator.

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

Aviation-Related Regulation

Aircraft Modification. The Federal Aviation Administration (FAA) is responsible for the regulation and oversight of civil aviation within the United States. The FAA develops and enforces airworthiness standards and regulations that certify the industry’s ability to manufacture aircraft and aircraft components, perform modification and maintenance activities on aircraft, and repair equipment previously installed on aircraft. We interact with the FAA regarding aircraft modification through two main activities: (1) supporting Type Certificate (TC) activity with an aircraft original equipment manufacturer (OEM) to obtain linefit certification of our IFC and W-IFE equipment and (2) obtaining a Supplemental Type Certificate (STC) to enable the retrofit of our IFC and W-IFE equipment. With respect to TC activity, the OEM is responsible for full certification and FAA regulatory compliance and we are responsible for providing certified equipment to the OEM. With respect to STC activity, we typically use Organization Designation Authorization (ODA) to support holding and maintaining our STCs to ensure FAA regulatory compliance. Our commercial air business depends on our ability to interact with the FAA and ODAs, as well as FAA-certified engineering professionals, in order to access data and obtain authorizations and approvals.

Parts Manufacturing Approval. We have a wide range of products supporting both commercial and business aviation customers. The FAA, under its Part Manufacturing Approval (PMA) program, provides authorization to entities like us and our vendors to manufacture and deliver IFC and W-IFE equipment. These approvals are provided through assigned FAA Manufacturing Inspection District Offices and are subject to strict rules and ongoing oversight. We have been able to obtain PMA on our entire fleet of current IFC and W-IFE product offerings due to multiple licensing agreements with both OEMs for linefit installations and ODAs for retrofit installations.

FAA Part 145 Repair Stations. The FAA has approved several of our locations as 14 CFR Part 145 repair stations, which enables us to provide ongoing support to customers with respect to our IFC and W-IFE systems. These repair stations support both line-replaceable unit (LRU) and line maintenance activities associated with our IFC and W-IFE products. These approvals are provided and overseen by FAA Flight Standards District Offices. We have also obtained European Aviation Safety Agency (EASA) approval for our repair stations dedicated to LRU repair and maintenance for our IFC and W-IFE products.

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

Employees

As of March 31, 2019, we employed approximately 5,600 individuals worldwide. We consider the relationships with our employees to be positive. Competition for technical personnel in our industry is intense. We believe our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel. To date, we believe we have been successful in recruiting qualified employees, but there is no assurance we will continue to be successful in the future.

Executive Officers

Set forth below is information concerning our executive officers and their ages:

Name	Age	Position
Mark Dankberg	64	Chairman of the Board and Chief Executive Officer
Richard Baldridge	61	Director, President and Chief Operating Officer
Doug Abts	45	Vice President, Global Mobility
Marc Agnew	59	Vice President, Commercial Networks
Robert Blair	45	Vice President, General Counsel and Secretary
Girish Chandran	54	Vice President and Chief Technical Officer
Melinda Del Toro	46	Senior Vice President, People and Culture and Chief People Officer
Bruce Dirks	59	Senior Vice President, Treasury and Corporate Development
Shawn Duffy	49	Senior Vice President and Chief Financial Officer
Kevin Harkenrider	63	Senior Vice President and President, Broadband Systems
Keven Lippert	47	Executive Vice President, Strategic Initiatives and Chief Commercial Officer
Mark Miller	59	Executive Vice President and Chief Technical Officer
Ken Peterman	62	Senior Vice President and President, Government Systems
David Ryan	64	Vice President and President, Viasat Commercial Networks

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

Doug Abts joined Viasat in September 2015 as Vice President, Strategy Development, Broadband Services, and in May 2017, he assumed his current role as Vice President, Global Mobility. Mr. Abts has over 20 years of experience in the areas of general management, business development, mergers and acquisitions, and strategic planning. From July 2010 to August 2015, Mr. Abts served as Executive Vice President, Strategy and Corporate Development of Bridgepoint Education. From August 2003 to June 2010, Mr. Abts operated in key management and business development roles at Science Applications International Corporation. Early in his career, he served with distinction as an officer in the United States Navy SEALs. Mr. Abts earned a B.A. degree from Stanford University and an M.B.A. degree from Harvard Business School.

Marc Agnew joined Viasat in 1988 and has held various technical, management and business positions with Viasat over the past 30 years. From 2003 to 2004, Mr. Agnew served as Vice President, Government Broadband, from 2005 to 2012, he served as Vice President and General Manager, Broadband Systems, and from February 2012 to October 2014, he served as Vice President and Chief Technology Officer, Broadband Services. From November 2014 to January 2017, Mr. Agnew worked to create Viasat’s European broadband joint venture, where he then served as Chief Technology Officer until May 2018, while also leading Viasat’s office in the United Kingdom from September 2016 to September 2017. Mr. Agnew was appointed to his current position of Vice President, Commercial Networks in May 2018. Prior to joining Viasat, Mr. Agnew worked at Comsat Telesystems and M/A-Com Linkabit. Mr. Agnew earned a B.S.E.E degree from The George Washington University and an M.S.E.E. degree from The University of California, Berkeley.

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

Kevin Harkenrider joined Viasat in October 2006 as Director — Operations, served as Vice President — Operations from January 2007 until December 2009, served as Vice President of Viasat and Chief Operating Officer of Viasat Communications Inc. from December 2009 to April 2011, as Senior Vice President — Infrastructure Operations from April 2011 to May 2012, as Senior Vice President — Broadband Services from May 2012 to May 2015, and as Senior Vice President — Commercial Networks from May 2015 to May 2018. Mr. Harkenrider assumed his current position as Senior Vice President and President, Broadband Systems in May 2018. Prior to joining Viasat, Mr. Harkenrider served as Account Executive at Computer Sciences Corporation from 2002 through October 2006. From 1992 to 2001, Mr. Harkenrider held several positions at BAE Systems, Mission Solutions (formerly GDE Systems, Marconi Integrated Systems and General Dynamics Corporation, Electronics Division), including Vice President and Program Director, Vice President — Operations and Vice President — Material. Prior to 1992, Mr. Harkenrider served in several director and program manager positions at General Dynamics Corporation. Mr. Harkenrider holds a B.S. degree in Civil Engineering from Union College and an M.B.A. degree from the University of Pittsburgh.

Keven Lippert joined Viasat in May 2000 as Associate General Counsel and Assistant Secretary. In April 2007, he was appointed Viasat’s Vice President, General Counsel and Secretary, in 2012 he was appointed Senior Vice President — General Counsel and Secretary, and in June 2014 he was appointed Executive Vice President — General Counsel and Secretary. In May 2017, he was appointed President, Broadband Services and Chief Legal Officer, and in May 2018, he assumed the position as Executive Vice President, Corporate Development and Chief Administrative Officer. Effective September 2018, he assumed his current position as Executive Vice President, Strategic Initiatives and Chief Commercial Officer. Prior to joining Viasat, Mr. Lippert was a corporate associate at the law firm of Latham & Watkins LLP. Mr. Lippert holds a J.D. degree from the University of Michigan and a B.S. degree in Business Administration from the University of California, Berkeley.

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

Ken Peterman joined Viasat in April 2013 as Vice President — Government Systems. In June 2014, he was appointed Senior Vice President — Government Systems. Mr. Peterman assumed his current position as Senior Vice President and President, Government Systems in May 2017. Mr. Peterman has over 35 years of experience in general management, systems engineering, strategic planning, portfolio management, and business leadership in the aerospace and defense industries. From July 2012 to April 2013, Mr. Peterman served as President and Chief Executive Officer of SpyGlass Group, a company he founded which provides executive strategic advisory services to the aerospace and defense industries. From 2011 to July 2012, Mr. Peterman served as President of Exelis Communications and Force Protection Systems, and from 2007 to 2011, he served as President of ITT Communications Systems, which are both developers and providers of command, control, communications, computers, intelligence, surveillance and reconnaissance products and systems. Previously, Mr. Peterman was Vice President and General Manager of Rockwell Collins Government System’s Integrated C3 Systems and Rockwell Collins Displays and Awareness Systems. Mr. Peterman earned a B.S.E.E. degree from Tri-State University (now Trine).

David Ryan joined Viasat in May 2016 as Vice President — Intelligence Programs. In May 2018, Mr. Ryan was appointed Vice President and President, Viasat Space Systems, and in March 2019, he assumed his current role as a Vice President, Viasat Commercial Networks. Prior to joining Viasat, Mr. Ryan held several roles at Northrop Grumman Corporation from 2005 to 2014, including Sector Vice President and General Manager of the Intelligence Systems Division. He also served in various roles at The Boeing Company from 1990 to 2005, including President of Boeing Space Systems International. Mr. Ryan currently serves as a director of Space Micro Inc., a satellite electronics product company. Mr. Ryan earned a B.S.E.E and an M.E.E degree from Rice University.

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

•	the uptake of our in-flight services by commercial airlines and number of aircraft being retrofitted or installed with our IFC systems;
•	varying subscriber addition and churn rates for our fixed broadband business;
•	the mix of wholesale and retail subscriber additions in our fixed broadband business;
•	a complex and lengthy procurement process for most of our commercial networks and government systems customers and potential customers;

•	changes in the levels of R&D spending, including the effects of associated tax credits;
•	cost overruns on fixed-price development contracts;
•	the difficulty in estimating costs over the life of a contract, which may require adjustment in future periods;
•	the timing, quantity and mix of products and services sold;
•	price discounts given to some customers;
•	market acceptance and the timing of availability of our new products and services;
•	the timing of customer payments for significant contracts;
•	one-time charges to operating income arising from items such as acquisition expenses, impairment of assets and write-offs of assets related to customer non-payments or obsolescence;
•	the failure to receive an expected order or a deferral of an order to a later period; and
•	general economic and political conditions.

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

Satellite Failures or Degradations in Satellite Performance Could Affect Our Business, Financial Condition and Results of Operations

We own three satellites in service: ViaSat-2 (our second-generation high-capacity Ka-band spot-beam satellite, which was placed into service in the fourth quarter of fiscal year 2018), ViaSat-1 (our first-generation high-capacity Ka-band spot-beam satellite, which was placed into service in January 2012) and WildBlue-1 (which was placed into service in March 2007). In addition, two third-generation ViaSat-3 class satellites (our third-generation high-capacity Ka-band satellite design) have entered the phase of full construction, and in January 2019 we signed an agreement to proceed for a third ViaSat-3 class satellite. We also have an exclusive prepaid lifetime capital lease of Ka-band capacity over the contiguous United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005). We also lease capacity on multiple satellites related to the provision of our international broadband services. We may construct, acquire or use additional satellites in the future.

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

Satellites Have a Finite Useful Life, and Their Actual Operational Life May Be Shorter than Their Design Life

Our ability to earn revenues from our satellite services depends on the continued operation of ViaSat-2, ViaSat-1, WildBlue-1 and any other satellite we may acquire or use in the future, such as our ViaSat-3 class satellites. Each satellite has a limited useful life, referred to as its design life. There can be no assurance as to the actual operational life of a satellite, which may be shorter than its design life. A number of factors affect the useful lives of the satellites, including, among other things, the quality of their design and construction, the durability of their component parts and back-up units, the ability to continue to maintain proper orbit and control over the satellite’s functions, the efficiency of the launch vehicle used, consumption of remaining on-board fuel following orbit insertion, degradation and durability of solar panels, the actual space environment experienced compared to the assumed space environment for which the satellites were designed and tested, and the occurrence of any anomaly or series of anomalies or other in-orbit risks affecting the satellite. In addition, continued improvements in satellite technology may make obsolete our existing satellites or any other satellite we may own or acquire in the future prior to the end of its life.

New or Proposed Satellites Are Subject to Significant Risks Related to Construction and Launch that Could Limit Our Ability to Utilize these Satellites

Two third-generation ViaSat-3 class satellites (our third-generation high-capacity Ka-band satellite design) have entered the phase of full construction, and in January 2019 we signed an agreement to proceed for a third ViaSat-3 class satellite. We may construct and launch additional satellites in the future. The design and construction of satellites require significant investments of capital and management time. Satellite construction and launch are also subject to significant risks, including construction delays, manufacturer error, cost overruns, regulatory conditions or delays, unavailability of launch opportunities, launch failure, damage or destruction during launch and improper orbital placement, any of which could result in significant additional cost or materially impair the useful life, capacity, coverage or operational capabilities of the satellite. Unlike our ViaSat-1 and ViaSat-2 satellites, which were constructed in their entirety by the satellite manufacturer, we are for the first time constructing the payload for our ViaSat-3 class satellites ourselves at our own facilities, and Boeing will integrate the completed payload into the satellite bus at their facilities. Moreover, the technologies in our ViaSat-3 satellite design are very complex, and there can be no assurance that the technologies will work as we expect or that we will realize any or all of the anticipated benefits of our ViaSat-3 satellite design. Difficulties or delays in the construction or integration of the payload for our ViaSat-3 class satellites or the implementation of our ViaSat-3 satellite design could adversely affect our business plan for these satellites and result in significant additional cost. We have in the past experienced delays in satellite construction and launch, such as the delay that occurred in the launch of our ViaSat-2 satellite caused by civil unrest in French Guiana (the location of the satellite launch). Moreover, we have in the past identified construction-related issues in our satellites. For example, in the fourth quarter of fiscal year 2018, shortly before the launch of commercial broadband services on our ViaSat-2 satellite, we reported an antenna deployment issue. We worked with the satellite manufacturer to determine the root cause of the antenna deployment issue, potential correcting measures, and resulting damage. In the second quarter of fiscal year 2019, the root cause analysis was completed. Based on that analysis, during the second quarter of fiscal year 2019, we recorded a reduction to the carrying value of the ViaSat-2 satellite of $177.4 million, with a corresponding insurance receivable of $177.4 million, based on our estimated ViaSat-2 output capabilities as compared to the anticipated, potential and configured capacity of the ViaSat-2 satellite. If satellite construction schedules are not met or other events prevent satellite launch on schedule, a launch opportunity may not be available at the time the satellite is ready to be launched. In addition, delays in construction or launch could impact our ability to meet milestone conditions in our satellite authorizations and/or to maintain the rights we may enjoy under various ITU filings. A significant delay in the construction, delivery or launch of a satellite may have a material adverse effect on our operations or our business plan for the satellite.

Satellites are also subject to certain risks related to failed launches. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take up to 36 months or longer, and to obtain other launch opportunities. Such significant delays could have a material adverse effect on our business, financial condition and results of operations. The overall historical loss rate in the satellite industry for all launches of commercial satellites in fixed orbits in the last five years is estimated by some industry participants to be approximately 3% but could at any time be higher. Launch vehicles may also under perform, in which case the satellite may still be able to be placed into service by using its onboard propulsion systems to reach the desired orbital location, but this would cause a reduction in its useful life. Moreover, even if launch is successful, following launch the satellite will need to reach its desired orbital location and undergo in-orbit testing and there can be no assurance that the satellite will successfully reach its geostationary orbital slot and pass in-orbit testing prior to transfer of control of the satellite to us. The failure to implement our satellite deployment plan on schedule could have a material adverse effect on our business, financial condition and results of operations.

Potential Satellite Losses May Not Be Fully Covered By Insurance, or at All

We currently hold pre-launch insurance for the payloads for our first two ViaSat-3 satellites and in-orbit insurance for our ViaSat-2, ViaSat-1, WildBlue-1 and Anik F2, satellites. We intend to seek launch and in-orbit insurance for any satellite we may construct or acquire in the future. However, we may not be able to obtain insurance, or renew existing insurance, for our satellites on reasonable economic terms or at all. If we are able to obtain or renew our insurance, it may contain customary exclusions and exclusions for past satellite anomalies. A failure to obtain or renew our satellite insurance may also result in a default under our debt instruments. In addition, the occurrence of any anomalies on other satellites, including other Ka-band satellites, or any failures of a satellite using similar components or failures of a similar launch vehicle to any launch vehicle we intend to use for any future satellite (including our ViaSat-3 class satellites), may materially adversely affect our ability to insure the satellites at commercially reasonable premiums or terms, if at all.

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

The Markets in Which We Compete Are Highly Competitive and Our Competitors May Have Greater Resources than Us

The markets in which we compete are highly competitive and competition is increasing. In addition, because the markets in which we operate are constantly evolving and characterized by rapid technological change, it is difficult for us to predict whether, when and by whom new competing technologies, products or services may be introduced into our markets. Currently, we face substantial competition in each of our business segments. In our satellite services segment, we face competition for fixed broadband services both from existing competitors and emerging technologies. Our fixed broadband service offerings compete with broadband service offerings from wireline and wireless telecommunications companies, cable companies, satellite companies and internet service providers. Many of our competitors are larger than us, have substantial capital resources, have greater brand recognition, have access to spectrum or technologies not available to us, or are able to offer bundled service offerings that we are not able to duplicate, all of which may reduce demand for our broadband services. In addition, the broadband services market continues to see industry consolidation and vertical integration, which may enable our competitors to provide competing services to broader customer segments. New entrants, some with significant financial resources, and new emerging technologies (including 5G) may compete with our broadband service offerings. Additionally, wireless telecommunications carriers such as AT&T, Sprint, T-Mobile and Verizon are currently offering unlimited data plans that could attract our existing and future fixed broadband subscribers. Our in-flight internet and entertainment service offerings compete against air-to-ground mobile services and other satellite-based services, such as the services offered by Global Eagle, Gogo, Inmarsat and Panasonic Avionics Corporation. In our commercial networks segment, we compete with numerous other providers of satellite and terrestrial communications systems, products and equipment, including: Airbus, CPI Antenna Systems Division, Comtech, EchoStar (Hughes Network Systems), General Dynamics, Gilat, iDirect Technologies, L-3 Communications, Newtec, Panasonic, Space Systems/Loral (SS/L) (MAXAR), Thales and Safran Aerosystems. In addition, some of our customers continuously evaluate whether to develop and manufacture their own products and could elect to compete with us at any time. Within our government systems segment, we generally compete with government communications services providers and manufacturers of defense electronics products, systems or subsystems, such as BAE Systems, General Dynamics, Harris, Inmarsat, Intelsat, Collins Aerospace and similar companies. We may also compete directly with the largest defense prime contractors, including Boeing, Lockheed Martin, Northrop Grumman and Raytheon Systems. Many of our competitors in our commercial networks and government systems segments have significant competitive advantages, including strong customer relationships, more experience with regulatory compliance, greater financial and management resources and access to technologies not available to us. Many of our competitors are also substantially larger than we are and may have more extensive engineering, manufacturing and marketing capabilities than we do. As a result, these competitors may be able to adapt more quickly to changing technology or market conditions or may be able to devote greater resources to the development, promotion and sale of their products. Our ability to compete in each of our segments may also be adversely affected by limits on our capital resources and our ability to invest in maintaining and expanding our market share.

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

In connection with the development of any new generation satellite design, and the launch of any new satellite and the commencement of the related service, we expect to incur additional operating costs that negatively impact our financial results. For example, with ViaSat-2 placed in service in the fourth quarter of fiscal year 2018, we have incurred additional operating costs in fiscal year 2019 in our satellite services segment. These increased operating costs include depreciation, amortization of capitalized software development, earth station connectivity, marketing and advertising costs, logistics, customer care and various support systems. In addition, interest expense increased during fiscal year 2019 as we no longer capitalize the interest expense relating to the debt incurred for the construction of ViaSat-2 and the related gateway and networking equipment now that the satellite is in service. We have also incurred significant IR&D investments relating to our ViaSat-3 class satellites currently under construction, which negatively impacted our financial results in our commercial networks segment in fiscal year 2018 in particular (with total IR&D expenses for fiscal year 2018 reaching $168.3 million). We expect to continue to invest in IR&D at a significant level as we continue our focus on leadership and innovation in satellite and space technologies, although the level of investment in a given fiscal year will depend on a variety of factors, including the stage of development of our satellite projects, new market opportunities and our overall operating performance. If our business strategy for our satellite services segment does not succeed, we may be unable to recover our significant investments in our high-capacity Ka-band satellites, which could have a material adverse impact on our business, financial condition or results of operations.

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

We currently hold authorizations to, among other things, operate various satellite earth stations (including but not limited to user terminals, facilities that interconnect with the internet backbone, and network hubs) and operate satellite space stations and/or use those space stations to provide service to certain jurisdictions. Such authorizations are conditioned upon meeting certain milestone conditions and/or due diligence requirements, which if not met could result in loss of the authorization. In addition, while we anticipate that these authorizations will be renewed in the ordinary course to the extent that they otherwise would expire, or replaced by authorizations covering more advanced facilities, we can provide no assurance that this will be the case. Our inability to timely obtain or maintain such authorizations could delay or preclude our operation of such satellites or our provision of products and services that rely upon such satellites. Further, changes to the laws and regulations under which we operate could adversely affect our ability to obtain or maintain authorizations. Any of these circumstances could have a material adverse impact on our business, financial condition and results of operations.

The spacecraft we use in our business are subject to the regulatory authority of, and conditions imposed by, foreign governments, as well as contractual arrangements with third parties and the regulations and procedures of the ITU governing access to orbital and spectrum rights and the international coordination of satellite networks. Our ViaSat-1 satellite operates under authority granted to ManSat Limited by the governments of the Isle of Man and the United Kingdom (as well as authority from the FCC), and pursuant to contractual arrangements we have with ManSat Limited that extend past the expected useful life of ViaSat-1. Our ViaSat-2 satellite operates under the authority of the United Kingdom. We also use Ka-band capacity on the Anik F2 satellite to provide our broadband services under an agreement with Telesat Canada, and we may do so until the end of the useful life of that satellite. Telesat Canada operates that satellite under authority granted to it by the government of Canada. We also currently use the WildBlue-1 satellite, which we own, and which is co-located with Anik F2 under authority granted to Telesat Canada by the government of Canada, and pursuant to an agreement we have with Telesat Canada that expires upon the end of the useful life of Anik F2. Accordingly, we are reliant upon ManSat Limited and Telesat Canada maintaining their respective governmental rights on which our operating rights are based. The use of these spacecraft in our business is subject to various conditions in the underlying authorizations held by us, ManSat Limited and Telesat Canada, as well as the requirements of the laws and regulations of those jurisdictions. Any failure to meet these types of requirements in a timely manner, maintain our contractual arrangements, obtain or maintain our authorizations, or manage potential conflicts with the orbital slot rights afforded to third parties, could lead to us losing our rights to operate from these orbital locations or may otherwise require us to modify or limit our operations from these locations, which could materially adversely affect our ability to operate a satellite at full capacity or at all, and could have a material adverse impact on our business, financial condition and results of operations.

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

In connection with acquisitions, joint ventures or strategic alliances, we may incur debt, issue equity securities, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could cause our earnings per share to decline. Mergers, acquisitions, joint ventures and strategic alliances are inherently risky and subject to many factors outside of our control, and we cannot be certain that our previous or future acquisitions, joint ventures and strategic alliances will be successful and will not materially adversely affect our business, operating results or financial condition. We do not know whether we will be able to successfully integrate the businesses, products, technologies or personnel that we might acquire in the future or that any strategic investments we make will meet our financial or other investment objectives. Any failure to do so could seriously harm our business, financial condition and results of operations.

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

Changes in the Regulatory Environment Could Have a Material Adverse Impact on Our Competitive Position, Growth and Financial Performance

Our business is highly regulated. We are subject to the regulatory authority of the jurisdictions in which we operate, including the United States and other jurisdictions around the world. Those authorities regulate, among other things, the launch and operation of satellites, the use of radio spectrum, the ability to operate satellites at specific orbital locations in space, the licensing of earth stations and other radio transmitters, the provision of communications services, and the design, manufacture and marketing of communications systems and networking infrastructure. The space stations and ground network we use to provide our broadband services operate using some spectrum that is regulated for use on a primary basis for certain types of the satellite services we provide, some spectrum that is regulated for use on a shared basis with terrestrial wireless services, and some spectrum that is regulated primarily for terrestrial wireless and other uses but that we are authorized to use on a secondary or non-interference basis. Moreover, spectrum availability varies from country to country, and even within countries, within our service areas.

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

Changes in laws or regulations, including changes in the way spectrum is regulated and/or in regulations governing our products and services, changes in the way spectrum is made available to us, or is allowed to be used by others, or competing uses of spectrum or orbital locations, could, directly or indirectly, affect our operations or the operations of our distribution partners, increase the cost of providing our products and services and make our products and services less competitive in our core markets. Some regulators are considering new or additional terrestrial services in the spectrum in which we operate, which may not be compatible with the way we use, or plan to use, that same spectrum. In certain instances, such changes could have a material adverse effect on our business, financial condition and results of operations.

The Trump administration has called for substantial changes to regulatory policies. We cannot predict the impact, if any, of these changes to our business or the industries in which we operate. However, it is possible that these changes could adversely affect our business. It is likely that some policies adopted by the Trump administration will benefit us and others will negatively affect us. Until we know what changes are enacted, we will not know whether in total we benefit from, or are negatively affected by, the changes. At various times, President Trump has expressed antipathy towards existing trade agreements, including the North American Free Trade Agreement (NAFTA), and has called for greater restrictions on free trade generally. Additionally, the Trump administration has suggested introducing and has imposed tariffs or other restrictions on goods imported into the United States. Changes in U.S. political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the countries where we do business or source goods and materials for our products, and any negative sentiments towards the United States as a result of such changes, could adversely affect our business.

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

Our Reliance on U.S. Government Contracts Exposes Us to Significant Risks

Our government systems segment revenues were approximately 46%, 48% and 44% of our total revenues in fiscal years 2019, 2018 and 2017, respectively, and were derived primarily from U.S. government applications. Therefore, any significant disruption or deterioration of our relationship with the U.S. government would significantly reduce our revenues. U.S. government business exposes us to various risks, including:

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

We must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. government contracts. Government contract laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business, including the establishment of compliance procedures. A violation of specific laws and regulations could result in the imposition of fines and penalties, the termination of our contracts or debarment from bidding on contracts. For example, in March 2016, our 52% majority-owned subsidiary TrellisWare was informed by the Civil Division of the U.S. Attorney’s Office for the Southern District of California that it was investigating TrellisWare’s eligibility for certain prior government contracts and whether TrellisWare’s conduct in connection therewith violated the False Claims Act. In February 2017, based on further developments in that investigation, including TrellisWare’s discussions with the U.S. Attorney’s Office, we accrued a total loss contingency of $11.8 million in SG&A expenses in our government systems segment, which consisted of $11.4 million in uncharacterized damages and $0.4 million in penalties. The impact of the loss contingency on net income attributable to Viasat, Inc. stockholders for fiscal year 2017, net of tax, was $4.0 million, with the related amount of $3.7 million recorded to net (loss) income attributable to noncontrolling interests, net of tax. The impact of the loss contingency on basic and diluted net income per share attributable to Viasat, Inc. common stockholders for fiscal year 2017 was $0.08 per share and $0.07 per share, respectively. In the fourth quarter of fiscal year 2018, the TrellisWare investigation was settled, resulting in a payment by TrellisWare of $11.4 million in uncharacterized damages and $0.4 million in penalties. Refer to Note 12 to the consolidated financial statements for further discussion of the False Claims Act civil investigation.

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

Our incurred cost audits by the DCAA have not been concluded for fiscal year 2019. As of March 31, 2019, the DCAA had completed its incurred cost audit for fiscal years 2004 and 2016 and approved our incurred costs for those fiscal years, as well as approved our incurred costs for fiscal years 2005 through 2015, 2017 and 2018 without further audit based on determination of low risk. Although we have recorded contract revenues subsequent to fiscal year 2018 based upon an estimate of costs that we believe will be approved upon final audit or review, we do not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed our estimates, our profitability would be adversely affected. There can be no assurance that audits or reviews of our incurred costs and cost accounting systems for other fiscal years will not be subject to further audit, review or scrutiny by the DCAA or other government agencies.

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

A Significant Portion of Our Revenues Is Derived from a Few of Our Contracts

A small number of our contracts account for a significant percentage of our revenues. Our five largest contracts generated approximately 20% of our total revenues in fiscal years 2019, 2018 and 2017. Our largest revenue-producing contracts are related to our tactical data links products and fixed satellite networks. The failure of these customers or any of our key distributors to place additional orders or to maintain their contracts with us for any reason, including any downturn in their business or financial condition or our inability to renew our contracts with these customers or obtain new contracts when they expire, could materially harm our business and impair the value of our common stock.

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

Our Development Contracts May Be Difficult for Us to Comply with and May Expose Us to Third-Party Claims for Damages

We are often party to government and commercial contracts involving the development of new products. We derived approximately 19% of our total revenues for fiscal years 2019, 2018 and 2017 from these development contracts. These contracts typically contain strict performance obligations and project milestones. We cannot assure you we will comply with these performance obligations or meet these project milestones in the future. If we are unable to comply with these performance obligations or meet these milestones, our customers may terminate these contracts and, under some circumstances, recover damages or other penalties from us. We are not currently, nor have we always been, in compliance with all outstanding performance obligations and project milestones in our contracts. We cannot assure you that the other parties to any such contract will not terminate the contract or seek damages from us. If other parties elect to terminate their contracts or seek damages from us, it could materially harm our business and impair the value of our common stock.

We May Experience Losses from Our Fixed-Price Contracts

Of our total government systems and commercial networks segments revenues, approximately 90%, 88% and 87% were derived from contracts with fixed prices in fiscal years 2019, 2018 and 2017, respectively. These contracts carry the risk of potential cost overruns because we assume all of the cost burden. We assume greater financial risk on fixed-price contracts than on other types of contracts because if we do not anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract, it may significantly reduce our net profit or cause a loss on the contract. In the past, we have experienced significant cost overruns and losses on fixed-price contracts. For example, in June 2010, we performed extensive integration testing of numerous system components that had been separately developed as part of a government satellite communication program. As a result of this testing and subsequent internal reviews and analyses, we determined that significant additional rework was required in order to complete the program requirements and specifications and to prepare for a scheduled customer test. This additional rework and engineering effort resulted in a substantial increase in estimated labor and material costs to complete the program. Accordingly, during the first quarter of fiscal year 2011, we recorded an additional forward loss of $8.5 million related to this estimate of program costs. Because many of these contracts involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, problems with our suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. Furthermore, if we do not meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. We believe a high percentage of our contracts in our government systems and commercial networks segments will be at fixed prices in the future. Although we attempt to accurately estimate costs for fixed-price contracts, we cannot assure you our estimates will be adequate or that substantial losses on fixed-price contracts will not occur in the future. If we are unable to address any of the risks described above, it could materially harm our business, financial condition and results of operations, and impair the value of our common stock.

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

Our Level of Indebtedness May Adversely Affect Our Ability to Operate Our Business, Remain in Compliance with Debt Covenants, React to Changes in Our Business or the Industry in which We Operate, or Prevent Us from Making Payments on Our Indebtedness

We have a significant amount of indebtedness. As of March 31, 2019, the aggregate principal amount of our total outstanding indebtedness was $1.4 billion, which was comprised of $700.0 million in principal amount of 5.625% Senior Notes due 2025 (the 2025 Notes), $600.0 million in principal amount of 5.625% Senior Secured Notes due 2027 (the 2027 Notes), no outstanding borrowings under our revolving credit facility (the Revolving Credit Facility) and $139.6 million in principal amount of outstanding borrowings under our direct loan facility with the Export-Import Bank of the United States for ViaSat-2 (the Ex-Im Credit Facility and, together with the Revolving Credit Facility, the Credit Facilities). As of March 31, 2019, we had undrawn availability of $680.4 million under our Revolving Credit Facility and no remaining availability under our Ex-Im Credit Facility.

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

We May Incur Additional Indebtedness, which Could Further Increase the Risks Associated with Our Leverage

We may incur significant additional indebtedness in the future, which may include financing relating to future satellites, potential acquisitions, joint ventures and strategic alliances, working capital, capital expenditures or general corporate purposes. For example, we may incur additional indebtedness to fund our investments in our ViaSat-3 class satellites. As of March 31, 2019, we had undrawn availability of $680.4 million under our Revolving Credit Facility. In addition, the Credit Facilities and the indentures governing the 2025 Notes and the 2027 Notes (collectively, the Indentures) permit us, subject to specified limitations, to incur additional indebtedness, including secured indebtedness.

In February 2019, we filed a universal shelf registration statement with the SEC for the future sale of an unlimited amount of debt securities, common stock, preferred stock, depositary shares, warrants and rights. The securities may be offered from time to time, separately or together, directly by us, by selling security holders, or through underwriters, dealers and agents at amounts, prices, interest rates and other terms to be determined at the time of the offering. If our level of indebtedness increases significantly, the related risks that we now face would intensify.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investment and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. Our Credit Facilities and the Indentures restrict our ability to dispose of assets and use the proceeds from the disposition, and may also restrict our ability to raise debt or equity capital to repay or service our indebtedness.

If we cannot make scheduled payments on our debt, we will be in default and, as a result, the lenders under our Credit Facilities and the holders of the 2025 Notes and the 2027 Notes could declare all outstanding principal and interest to be due and payable, the lenders under our Credit Facilities could terminate their commitments to loan money and foreclose against the assets securing the borrowings under our Credit Facilities, and we could be forced into bankruptcy or liquidation, which could result in you losing your investment in our company.

We May Be Unable to Refinance Our Indebtedness

We may need to refinance all or a portion of our indebtedness before maturity, including the 2025 Notes, the 2027 Notes and any indebtedness under our Credit Facilities. There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms, or at all.

Covenants in Our Debt Agreements Restrict Our Business and Could Limit Our Ability to Implement Our Business Plan

The Credit Facilities and the Indentures contain covenants that may restrict our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and engage in opportunistic transactions, such as strategic acquisitions. In addition, if we fail to satisfy the covenants contained in our Credit Facilities, our ability to borrow under our Credit Facilities may be restricted. The Credit Facilities and the Indentures include covenants restricting, among other things, our ability to do the following:

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

In addition, our Credit Facilities require us to comply with certain financial covenants, including a maximum total leverage ratio and minimum interest coverage ratio. Our Revolving Credit Facility and the 2027 Notes are equally and ratably secured by first-priority liens on substantially all of the assets of our company, including the stock of our significant subsidiaries, and the assets of the subsidiary guarantors under our Revolving Credit Facility and the indenture governing the 2027 Notes. Our Ex-Im Credit Facility is guaranteed by Viasat and is secured by first-priority liens on the ViaSat-2 satellite and related assets, as well as the stock of our foreign subsidiary that owns the ViaSat-2 satellite.

If we default under our Credit Facilities or the Indentures because of a covenant breach or otherwise, all outstanding amounts thereunder could become immediately due and payable. In the past we have violated covenants in our former revolving credit facilities and received waivers for these violations. We cannot assure you that we will be able to comply with our financial or other covenants under our Credit Facilities or the Indentures or that any covenant violations will be waived in the future. Any violation that is not waived could result in an event of default, permitting our lenders to declare outstanding indebtedness and interest thereon due and payable, and permitting the lenders under our Credit Facilities to suspend commitments to make any advance or, with respect to the Revolving Credit Facility, require any outstanding letters of credit to be collateralized by an interest bearing cash account, any or all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, if we fail to comply with our financial or other covenants under our Credit Facilities or the Indentures, we may need additional financing in order to service or extinguish our indebtedness. We may not be able to obtain financing or refinancing on terms acceptable to us, if at all. We cannot assure you that we would have sufficient funds to repay all the outstanding amounts under our Credit Facilities or the Indentures, and any acceleration of amounts due would have a material adverse effect on our liquidity and financial condition.

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

Because We Conduct Business Internationally, We Face Additional Risks Related to Global Political and Economic Conditions, Changes in Regulation and Currency Fluctuations

Approximately 11%, 12% and 13% of our total revenues in fiscal years 2019, 2018 and 2017, respectively, were derived from international sales. Many of our international sales may be denominated in foreign currencies. Because we do not currently engage in, nor do we anticipate engaging in, material foreign currency hedging transactions related to international sales, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies. This decrease in value could also make our products less price-competitive.

There are additional risks in conducting business internationally, including:

•	unexpected changes in laws, policies and regulatory requirements, including but not limited to regulations related to import-export control;
•	increased cost of localizing systems in foreign countries;
•	increased sales and marketing and R&D expenses;
•	availability of suitable export financing;
•	timing and availability of export licenses;
•	imposition of taxes, tariffs, embargoes and other trade barriers, including new tariffs suggested or implemented by the Trump administration;
•	political and economic instability or issues related to the political relationship between the United States and other countries;
•	fluctuations in currency exchange rates, foreign exchange controls and restrictions on cash repatriation;
•	compliance with a variety of international laws and U.S. laws affecting the activities of U.S. companies abroad;
•	challenges in staffing and managing foreign operations;
•	difficulties in managing distributors;
•	requirements for additional liquidity to fund our international operations;
•	ineffective legal protection of our intellectual property rights in certain countries;
•	potentially adverse tax consequences;
•	potential difficulty in making adequate payment arrangements; and
•	potential difficulty in collecting accounts receivable.

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

Future Sales of Our Common Stock Could Lower Our Stock Price and Dilute Existing Stockholders

In February 2019, we filed a universal shelf registration statement with the SEC for the future sale of an unlimited amount of common stock, preferred stock, debt securities, depositary shares, warrants and rights. The securities may be offered from time to time, separately or together, directly by us, by selling security holders, or through underwriters, dealers or agents at amounts, prices, interest rates and other terms to be determined at the time of the offering. For example, during the third quarter of fiscal year 2017 we completed the sale of approximately 7.5 million shares of our common stock in an underwritten public offering.

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

We Expect Our Stock Price to Be Volatile, and You May Lose All or Some of Your Investment

The market price of our common stock has been volatile in the past. For example, since April 1, 2016, the market price of our common stock has ranged from $55.93 to $97.31. Trading prices may continue to fluctuate in response to a number of events and factors, including the following:

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

Under U.S federal tax legislation, although the treatment of net operating loss carryforwards arising in tax years ending on or before December 31, 2017 has generally not changed, net operating loss carryforwards arising in tax years beginning after December 31, 2017 may be used to offset only 80% of taxable income. In addition, net operating losses arising in tax years ending after December 31, 2017 may be carried forward indefinitely, as opposed to the 20-year carryforward under prior law.

Our Executive Officers and Directors Own a Significant Percentage of Our Common Stock and May Exert Significant Influence over Matters Requiring Stockholder Approval

As of March 31, 2019, our executive officers and directors and their affiliates beneficially owned an aggregate of approximately 8% of our common stock. Accordingly, these stockholders may be able to significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Circumstances may arise in which the interests of these stockholders could conflict with the interests of our other stockholders. These stockholders could delay or prevent a change in control of Viasat even if such a transaction would be beneficial to our other stockholders.

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

We are also subject to Section 203 of the Delaware General Corporation Law, which imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our common stock. In addition, under the Indentures, if certain “change of control” events occur, each holder of 2025 Notes and the 2027 Notes may require us to repurchase all of such holder’s 2025 Notes or 2027 Notes, as applicable, at a purchase price equal to 101% of the principal amount of such notes. Additionally, our Credit Facilities provide for an event of default upon the occurrence of certain specified “change of control” events.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our worldwide headquarters are located at our Carlsbad, California campus, consisting of approximately 1,065,000 square feet under various leases. In addition to our Carlsbad campus, we have facilities under various leases consisting of approximately: (1) 3,700 square feet in San Diego, California, (2) 183,000 square feet in Englewood, Colorado, (3) 215,000 square feet in Duluth, Georgia, (4) 171,000 square feet in Germantown, Maryland, (5) 177,000 square feet in Tempe, Arizona, (6) 31,000 square feet in Cleveland, Ohio and (7) 20,000 square feet in San Jose, California. We also maintain offices or a sales presence in Washington, D.C., Marlborough and Boston (Massachusetts), Linthicum Heights (Maryland), Tampa (Florida), Austin, Bryan and College Station (Texas), Fort Bragg (North Carolina), Seattle (Washington), Australia, China, India, Israel, Italy, Ireland, Switzerland, Netherlands, Mexico and the United Kingdom, and operate 63 earth station locations to support our satellite broadband services business across the United States and Canada. Although we believe that our existing facilities are suitable and adequate for our present purposes, we anticipate operating additional regional sales offices in fiscal year 2020 and beyond. Each of our segments uses each of these facilities.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the symbol “VSAT.” As of May 10, 2019, there were approximately 486 holders of record of our common stock. A substantially greater number of holders of Viasat common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividend Policy

To date, we have neither declared nor paid any dividends on our common stock. We currently intend to retain all future earnings, if any, for use in the operation and development of our business and, therefore, do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, general business condition and such other factors as the Board of Directors may deem relevant. In addition, as more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, the existing terms of our Credit Facilities and the Indentures restrict our ability to declare or pay dividends on our common stock.

ITEM 6. SELECTED FINANCIAL DATA

The following table provides our selected financial information for each of the fiscal years in the five-year period ended March 31, 2019. The data as of and for each of the fiscal years in the five-year period ended March 31, 2019 have been derived from our audited consolidated financial statements, except as otherwise noted. You should consider the financial statement data provided below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes which are included elsewhere in this Annual Report.

	Fiscal Years Ended
	March 31, 2019	March 31, 2018	March 31, 2017	March 31, 2016	April 3, 2015
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Product revenues	$1,092,691	$755,547	$713,936	$664,821	$728,074
Service revenues	975,567	839,078	845,401	752,610	654,461
Total revenues	2,068,258	1,594,625	1,559,337	1,417,431	1,382,535
Operating expenses:
Cost of product revenues	834,472	553,677	524,026	489,246	519,483
Cost of service revenues	703,249	567,137	524,949	495,099	444,431
Selling, general and administrative	458,458	385,420	333,468	298,345	270,841
Independent research and development	123,044	168,347	129,647	77,184	46,670
Amortization of acquired intangible assets	9,655	12,231	10,788	16,438	17,966
(Loss) income from operations	(60,620)	(92,187)	36,459	41,119	83,144
Interest expense, net	(49,861)	(3,066)	(11,075)	(23,522)	(29,426)
Loss on extinguishment of debt	—	(10,217)	—	—	—
(Loss) income before income taxes	(110,481)	(105,470)	25,384	17,597	53,718
Benefit from (provision for) income taxes	41,014	35,217	(3,617)	4,173	(13,827)
Equity in income of unconsolidated affiliate, net	2,998	1,978	—	—	—
Net (loss) income	(66,469)	(68,275)	21,767	21,770	39,891
Less: net income (loss) attributable to noncontrolling interests, net of tax	1,154	(970)	(2,000)	29	(472)
Net (loss) income attributable to Viasat, Inc.	$(67,623)	$(67,305)	$23,767	$21,741	$40,363
Basic net (loss) income per share attributable to Viasat, Inc. common stockholders	$(1.13)	$(1.15)	$0.45	$0.45	$0.86
Diluted net (loss) income per share attributable to Viasat, Inc. common stockholders	$(1.13)	$(1.15)	$0.45	$0.44	$0.84
Shares used in computing basic net (loss) income per share	59,942	58,438	52,318	48,464	47,139
Shares used in computing diluted net (loss) income per share	59,942	58,438	53,396	49,445	48,285
Consolidated Balance Sheets Data:
Cash and cash equivalents	$261,701	$71,446	$130,098	$42,088	$52,263
Working capital (1) (2)	401,692	146,096	289,339	241,567	221,685
Total assets (2)	3,915,287	3,414,109	2,954,653	2,397,312	2,147,405
Senior notes (2)	1,282,898	690,886	575,380	575,304	575,144
Other long-term debt (2) (3)	110,005	287,519	273,103	370,224	220,276
Other liabilities	120,826	121,240	42,722	37,371	39,995
Total Viasat, Inc. stockholders’ equity	1,907,748	1,837,166	1,734,618	1,129,103	1,038,582

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

(3)

Includes only the long-term portion of the Ex-Im Credit Facility. The current portion of the Ex-Im Credit Facility totaled $19.9 million and $45.3 million as of March 31, 2019 and March 31, 2018, respectively. There was no current portion related to the Ex-Im Credit Facility in any other period presented.

Our fiscal year 2015 information presented reflects the amounts realized under our settlement agreement with SS/L and Loral (the Settlement Agreement) of $53.7 million, of which $33.0 million was recognized as product revenues in our satellite services segment, $18.7 million was recognized as a reduction to SG&A expenses in our satellite services segment, and $2.0 million was recognized as interest income in the consolidated financial statements. Our fiscal year 2016 information presented reflects the amounts realized under the Settlement Agreement of $27.5 million, of which $25.3 million was recognized as product revenues in our satellite services segment, and $2.2 million was recognized as interest income in the consolidated financial statements. Our fiscal year 2017 information presented reflects amounts realized under the Settlement Agreement of $27.5 million, of which $26.8 million was recognized as product revenues in our satellite services segment, and an insignificant amount was recognized as interest income in the consolidated financial statements. As of March 31, 2017 all payments pursuant to the Settlement Agreement had been made. Our fiscal year 2017 information presented also reflects the amounts accrued for uncharacterized damages and penalties of $11.4 million and $0.4 million, respectively, in connection with the False Claims Act civil investigation related to our 52% majority-owned subsidiary TrellisWare, recognized in SG&A expenses in our government systems segment. The impact of the loss contingency on net income attributable to Viasat, Inc. stockholders for fiscal year 2017, net of tax, was $4.0 million, with the related amount of $3.7 million recorded to net (loss) income attributable to noncontrolling interests, net of tax. The impact of the loss contingency on basic and diluted net income per share attributable to Viasat, Inc. common stockholders for fiscal year 2017 was $0.08 per share and $0.07 per share, respectively. In the fourth quarter of fiscal year 2018, the TrellisWare investigation was settled and the accrued amount of loss contingency was paid out in full. Refer to Note 12 to the consolidated financial statements for further discussion of the False Claims Act civil investigation. Our fiscal year 2018 information presented reflects the repurchase and redemption of our former 2020 Notes and the associated $10.2 million loss on extinguishment of debt.  Refer to Note 5 to the consolidated financial statements for discussion of the repurchase and redemption of all of the 2020 Notes and loss on extinguishment of debt. Our fiscal year 2019 information presented reflects a $7.5 million gain related to ViaSat-2 insurance claims in SG&A expenses in our satellite services segment. Refer to Note 1 to the consolidated financial statements for further discussion of the ViaSat-2 insurance claims.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

We are an innovator in communications technologies and services. Our end-to-end platform of high-capacity Ka-band satellites, ground infrastructure and user terminals enables us to provide cost-effective, high-speed, high-quality broadband solutions to enterprises, consumers and government users around the globe, whether on the ground, on the move or in flight. In addition, we develop and provide advanced wireless communications systems, military tactical data link systems, secure networking systems and cybersecurity and information assurance products and services. Our product, system and service offerings are often linked through common underlying technologies, customer applications and market relationships. We believe that our portfolio of products and services, combined with our ability to effectively cross-deploy technologies between government and commercial segments and across different geographic markets, provides us with a strong foundation to sustain and enhance our leadership in advanced communications and networking technologies.

We conduct our business through three segments: satellite services, commercial networks and government systems.

Satellite Services

Our satellite services segment uses our proprietary technology platform to provide satellite-based high-speed broadband services with multiple applications to consumers, enterprises and mobile broadband customers (including commercial airlines and maritime vessels) both in the United States and abroad. Our Viasat Internet and Viasat Business Internet fixed broadband services offer high-speed, high-quality broadband internet access. For commercial aircraft, we offer high-speed internet and other in-flight services, including our wireless in-flight entertainment (W-IFE) platform. Our Community and Urban Wi-Fi hotspot services provide satellite-powered Wi-Fi to rural, suburban and urban areas in a number of countries in the Americas.

Our proprietary Ka-band satellites are at the core of our technology platform. We own three Ka-band satellites in service: ViaSat-2 (our second-generation high-capacity Ka-band spot beam satellite, which was placed into service in the fourth quarter of fiscal year 2018), ViaSat-1 (our first-generation high-capacity Ka-band spot-beam satellite, which was placed into service in January 2012), and WildBlue-1 (which was placed into service in March 2007). We also have two third-generation ViaSat-3 class satellites that have entered the phase of full construction, and in January 2019 we signed an agreement to proceed for a third ViaSat-3 class satellite.

In the fourth quarter of fiscal year 2018, shortly before the launch of commercial broadband services on our ViaSat-2 satellite, we reported an antenna deployment issue. We worked with the satellite manufacturer to determine the root cause of the antenna deployment issue, potential correcting measures, and resulting damage. In the second quarter of fiscal year 2019, the root cause analysis was completed. Based on that analysis, during the second quarter of fiscal year 2019, we recorded a reduction to the carrying value of the ViaSat-2 satellite of $177.4 million, with a corresponding insurance receivable of $177.4 million, based on our estimated ViaSat-2 output capabilities as compared to the anticipated, potential and configured capacity of the ViaSat-2 satellite. During fiscal year 2019, we received $185.7 million in insurance recovery proceeds related to such claims. We recorded an insurance receivable of $2.3 million as of March 31, 2019 with respect to probable remaining ViaSat-2 related insurance claims. As a result, during fiscal year 2019, we recorded a $7.5 million gain related to ViaSat-2 insurance claims in SG&A expenses in the consolidated statements of operations and comprehensive incomes (loss). The ViaSat-2 satellite was primarily financed by the Ex-Im Credit Facility (see “Liquidity and Capital Resources—Ex-Im Credit Facility” below). Pursuant to the terms of the Ex-Im Credit Facility, insurance proceeds received from such claims were used to pay down outstanding borrowings under the Ex-Im Credit Facility.

The primary services offered by our satellite services segment are comprised of:

•

Fixed broadband services, which provide consumers and businesses with high-speed broadband internet access and VoIP services. As of March 31, 2019, we provided fixed broadband services to approximately 586,000 subscribers. In addition, our satellite-powered Community and Urban Wi-Fi hotspot services are now available within walking distance to more than one million people living and working in thousands of rural, suburban and urban Mexican communities.

•

In-flight services, including our flagship Viasat in-flight internet, W-IFE and aviation software services. As of March 31, 2019, 1,312 commercial aircraft were in service receiving our in-flight services through our IFC systems.

•	Mobile broadband services, which provide global network management and high-speed internet connectivity services for customers using airborne, maritime and ground-mobile satellite systems.

We also offer a variety of other broadband services and capabilities, including live on-line event streaming and oil and natural gas data gathering services.

Commercial Networks

Our commercial networks segment develops and produces a variety of advanced satellite and wireless products, systems and solutions that enable the provision of high-speed fixed and mobile broadband services. Our products, systems and solutions include an array of satellite-based and wireless broadband platforms, networking equipment, space hardware, radio frequency and advanced microwave solutions, space-to-earth connectivity systems, CPE, satellite modems and antenna technologies, as well as satellite payload development and ASIC chip design. Our products, systems and solutions are generally developed through a combination of customer and discretionary internal R&D funding, are utilized to provide services through our satellite services segment and are also sold to commercial networks customers (with sales of complementary products, systems and solutions to government customers included in our government systems segment). The primary products, systems, solutions and services offered by our commercial networks segment are comprised of:

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

•

Space systems. We design and develop high-capacity Ka-band satellites for our own satellite fleet and for third parties, including development and production of the associated satellite payload technologies.

Government Systems

Our government systems segment provides global mobile broadband services to military and government users, and develops and produces network-centric IP-based fixed and mobile secure communications products and solutions. Our government systems products and solutions are designed to enable the collection and dissemination of secure real-time digital information and intelligence between individuals on the tactical edge, in command centers, leveraging strategic communications nodes, and those individuals on the ground, in the air or on a maritime platform. Customers of our government systems segment include the DoD, those serving the FVEY intelligence alliance (Australia, Canada, New Zealand, the United Kingdom and the United States), allied foreign governments, allied armed forces, public safety first-responders and remote government employees.

The primary products and services of our government systems segment include:

•

Government mobile broadband products and services, which provide military and government users with high-speed, real-time, broadband and multimedia connectivity in key regions of the world, as well as LOS and BLOS ISR missions.

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

•

Cybersecurity and information assurance products, which provide advanced, high-speed IP-based “Type 1” and HAIPE-compliant encryption solutions that enable military and government users to communicate information securely over networks, and that protect the integrity of data stored on computers and storage devices.

•

Tactical data links, including our BATS-D AN/PRC-161 handheld Link 16 radios, our STT KOR-24A 2-channel radios for manned and unmanned applications, “disposable” defense data links, our MIDS terminals for military fighter jets and their successor, MIDS-JTRS terminals.

Sources of Revenues

Our satellite services segment revenues are primarily derived from our fixed broadband services, in-flight services (including services using our IFC systems and W-IFE platform) and worldwide managed network services.

Revenues in our commercial networks and government systems segments are primarily derived from three types of contracts: fixed-price, cost-reimbursement and time-and-materials contracts. Fixed-price contracts (which require us to provide products and services under a contract at a specified price) comprised approximately 90%, 88% and 87% of our total revenues for these segments for fiscal years 2019, 2018 and 2017, respectively. The remainder of our revenues in these segments for such periods was derived primarily from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

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

Historically, a significant portion of our revenues in our commercial networks and government systems segments has been derived from customer contracts that include the development of products. The development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded development from our customer contracts were approximately 19% of our total revenues for fiscal years 2019, 2018 and 2017.

We also incur IR&D expenses, which are not directly funded by a third party. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to R&D projects. IR&D expenses were approximately 6%, 11% and 8% of total revenues in fiscal years 2019, 2018 and 2017, respectively. As a government contractor, we are able to recover a portion of our IR&D expenses pursuant to our government contracts.

Approximately 11%, 12% and 13% of our total revenues in fiscal years 2019, 2018 and 2017, respectively, were derived from international sales. Doing business internationally creates additional risks related to global political and economic conditions and other factors identified under the heading “Risk Factors” in Item 1A and elsewhere in this report.

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

Revenue recognition

We apply the five-step revenue recognition model under ASU 2014-09, Revenue from Contracts with Customers (commonly referred to as Accounting Standards Codification (ASC) 606) to our contracts with our customers. Under this model, we (1) identify the contract with the customer, (2) identify our performance obligations in the contract, (3) determine the transaction price for the contract, (4) allocate the transaction price to our performance obligations and (5) recognize revenue when or as we satisfy our performance obligations. These performance obligations generally include the purchase of services (including broadband capacity and the leasing of broadband equipment), the purchase of products, and the development and delivery of complex equipment built to customer specifications under long-term contracts.

The timing of satisfaction of performance obligations may require judgment. We derive a substantial portion of our revenues from contracts with customers for services, primarily consisting of connectivity services including leasing of related broadband equipment. These contracts typically require advance or recurring monthly payments by the customer. Our obligation to provide connectivity services is satisfied over time as the customer simultaneously receives and consumes the benefits provided. The measure of progress over time is based upon either a period of time (e.g., over the estimated contractual term) or usage (e.g., bandwidth used/bytes of data processed). From a recognition perspective, the leasing of broadband equipment is evaluated in accordance with the authoritative guidance for leases (ASC 840). Our accounting for equipment leases involves specific determinations under ASC 840, which may involve complex provisions and significant judgments. In accordance with ASC 840, we apply the following criteria to determine the nature of the lease (e.g., as an operating or sales type lease): (1) review for transfers of ownership of the equipment to the lessee by the end of the lease term, (2) review of the lease terms to determine if it contains an option to purchase the leased equipment for a price which is sufficiently lower than the expected fair value of the equipment at the date of the option, (3) review of the lease term to determine if it is equal to or greater than 75% of the economic life of the equipment, and (4) review of the present value of the minimum lease payments to determine if they are equal to or greater than 90% of the fair market value of the equipment at the inception of the lease. Additionally, we consider the cancelability of the contract and any related uncertainty of collections or risk in recoverability of the lease investment at lease inception. Revenue from sales type leases is recognized at the inception of the lease or when the equipment has been delivered and installed at the customer site, if installation is required. Revenues from equipment rentals under operating leases are recognized as earned over the lease term, which is generally on a straight-line basis.

We also derive a portion of our revenues from contracts with customers to provide products. Performance obligations to provide products are satisfied at the point in time when control is transferred to the customer. These contracts typically require payment by the customer upon passage of control and determining the point at which control is transferred may require judgment. To identify the point at which control is transferred to the customer, we consider indicators that include, but are not limited to, whether (1) we have the present right to payment for the asset, (2) the customer has legal title to the asset, (3) physical possession of the asset has been transferred to the customer, (4) the customer has the significant risks and rewards of ownership of the asset, and (5) the customer has accepted the asset. For product revenues, control generally passes to the customer upon delivery of goods to the customer.

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

Performance obligations related to developing and delivering complex equipment built to customer specifications under long-term contracts are recognized over time as these performance obligations do not create assets with an alternative use to us and we have an enforceable right to payment for performance to date. To measure the transfer of control, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for our contracts because that best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recognized in the period the loss is determined. A one percent variance in our future cost estimates on open fixed-price contracts as of March 31, 2019 would change our loss before income taxes by an insignificant amount.

The evaluation of transaction price, including the amounts allocated to performance obligations, may require significant judgments. Due to the nature of the work required to be performed on many of our performance obligations, the estimation of total revenue, and where applicable the cost at completion, is complex, subject to many variables and requires significant judgment. Our contracts may contain award fees, incentive fees, or other provisions, including the potential for significant financing components, that can either increase or decrease the transaction price. These amounts, which are sometimes variable, can be dictated by performance metrics, program milestones or cost targets, the timing of payments, and customer discretion. We estimate variable consideration at the amount to which we expect to be entitled. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. In the event an agreement includes embedded financing components, we recognize interest expense or interest income on the embedded financing components using effective interest method. This methodology uses an implied interest rate which reflects the incremental borrowing rate which would be expected to be obtained in a separate financing transaction. We have elected the practical expedient not to adjust the promised amount of consideration for the effects of a significant financing component if we expect, at contract inception, that the period between when we transfer a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

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

We own three satellites in service: ViaSat-2 (our second-generation high-capacity Ka-band spot-beam satellite, which was placed into service in the fourth quarter of fiscal year 2018), ViaSat-1 (our first-generation high-capacity Ka-band spot-beam satellite, which was placed into service in January 2012) and WildBlue-1 (which was placed into service in March 2007). We also have two third-generation ViaSat-3 class satellites that have entered the phase of full construction, and in January 2019 we signed an agreement to proceed for a third ViaSat-3 class satellite. In addition, we have an exclusive prepaid lifetime capital lease of Ka-band capacity over the contiguous United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and own related earth stations and networking equipment for all of our satellites. Property and equipment also includes the CPE units leased to subscribers under a retail leasing program as part of our satellite services segment.

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We periodically review the remaining estimated useful life of the satellite to determine if revisions to the estimated life are necessary. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by us for fiscal years 2019, 2018 and 2017.

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

Based on our qualitative assessment performed during the fourth quarter of fiscal year 2019, we concluded that it was more likely than not that the estimated fair value of our reporting units exceeded their carrying value as of March 31, 2019 and, therefore, determined it was not necessary to perform the two-step goodwill impairment test.

Income taxes and valuation allowance on deferred tax assets

Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis to determine if the weight of available evidence suggests that an additional valuation allowance is needed. In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the event that our estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established which would cause a decrease to income in the period such determination is made. Our valuation allowance against deferred tax assets increased from $29.0 million at March 31, 2018 to $33.5 million at March 31, 2019. The valuation allowance relates to state and foreign net operating loss carryforwards, state R&D tax credit carryforwards and foreign tax credit carryforwards.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data for the periods indicated:

	Fiscal Years Ended
	March 31, 2019	March 31, 2018	March 31, 2017
Revenues:	100.0%	100.0%	100.0%
Product revenues	53	47	46
Service revenues	47	53	54
Operating expenses:
Cost of product revenues	40	35	34
Cost of service revenues	34	36	34
Selling, general and administrative	22	24	21
Independent research and development	6	11	8
Amortization of acquired intangible assets	—	1	1
(Loss) income from operations	(3)	(6)	2
Interest expense, net	(2)	—	(1)
Loss on extinguishment of debt	—	(1)	—
(Loss) income before income taxes	(5)	(7)	2
Benefit from income taxes	2	2	—
Net (loss) income	(3)	(4)	1
Net (loss) income attributable to Viasat, Inc.	(3)	(4)	2

Fiscal Year 2019 Compared to Fiscal Year 2018

Revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2019	March 31, 2018	Increase (Decrease)	Increase (Decrease)
Product revenues	$1,092.7	$755.5	$337.1	45%
Service revenues	975.6	839.1	136.5	16%
Total revenues	$2,068.3	$1,594.6	$473.6	30%

Our total revenues grew by $473.6 million as a result of a $337.1 million increase in product revenues and a $136.5 million increase in service revenues. The product revenue increase was driven primarily by increases of $185.5 million in our commercial networks segment and $152.3 million in our government systems segment. The service revenue increase was due to increases of $95.6 million in our satellite services segment, $31.2 million in our government systems segment and $9.7 million in our commercial networks segment.

Cost of revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2019	March 31, 2018	Increase (Decrease)	Increase (Decrease)
Cost of product revenues	$834.5	$553.7	$280.8	51%
Cost of service revenues	703.2	567.1	136.1	24%
Total cost of revenues	$1,537.7	$1,120.8	$416.9	37%

Cost of revenues increased by $416.9 million due to increases of $280.8 million in cost of product revenues and $136.1 million in cost of service revenues. The cost of product revenue increase was primarily due to increased revenues, mainly from our mobile broadband satellite communication systems products and antenna systems products in our commercial networks segment and tactical data link products and government satellite communication systems products in our government systems segment, causing a $247.1 million increase in cost of product revenues on a constant margin basis. Additionally, cost of product revenues increased due to lower margins, primarily from our antenna systems products in our commercial networks segment and government satellite communication systems products in our government systems segment. The cost of service revenue increase mainly related to increased revenues, mainly from our fixed broadband services and in-flight internet services, causing a $92.3 million increase in cost of service revenues on a constant margin basis. Additionally cost of service revenues increased due to lower margins for fixed broadband services in our satellite services segment, primarily due to the ViaSat-2 service launch in the fourth quarter of fiscal year 2018.

Selling, general and administrative expenses

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2019	March 31, 2018	Increase (Decrease)	Increase (Decrease)
Selling, general and administrative	$458.5	$385.4	$73.0	19%

The $73.0 million increase in SG&A expenses reflected an increase in support costs of $39.9 million and an increase in selling costs of $37.1 million, partially offset by a gain of approximately $7.5 million related to our ViaSat-2 satellite insurance claims recorded as a reduction to SG&A expenses in our satellite services segment during fiscal year 2019 (see “Liquidity and Capital Resources–Satellite-related activities” for additional information). The increase in support costs was reflected in all three segments, however we experienced the largest increase from our satellite services segment, mainly due to the higher employee-related costs supporting the ViaSat-2 service launch. The increase in selling costs was primarily due to an increase in our satellite services segment due to the ViaSat-2 service launch in the fourth quarter of fiscal year 2018. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2019	March 31, 2018	Increase (Decrease)	Increase (Decrease)
Independent research and development	$123.0	$168.3	$(45.3)	(27)%

The $45.3 million decrease in IR&D expenses was primarily the result of a decrease of $45.2 million in IR&D efforts in our commercial networks segment (primarily related to a decrease in IR&D expenses related to next-generation satellite payload technologies for our ViaSat-3 class satellites, as the first two ViaSat-3 class satellites have entered the phase of full construction, and mobile broadband satellite communication systems).

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to ten years. The $2.6 million decrease in amortization of acquired intangible assets in fiscal year 2019 compared to fiscal year 2018 was primarily the result of certain acquired customer relationship intangibles in our satellite services segment becoming fully amortized during the prior fiscal year. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
Expected for fiscal year 2020	$7,485
Expected for fiscal year 2021	5,101
Expected for fiscal year 2022	3,278
Expected for fiscal year 2023	2,973
Expected for fiscal year 2024	2,458
Thereafter	1,006
$22,301

Interest income

The insignificant decrease in interest income for fiscal year 2019 compared to fiscal year 2018 was primarily the result of lower average invested cash balances during fiscal year 2019 compared to fiscal year 2018.

Interest expense

The $46.0 million increase in interest expense in fiscal year 2019 compared to fiscal year 2018 was primarily due to a decrease in the amount of interest capitalized, a net increase in interest expense related to our Ex-Im Credit Facility mainly due to the increased interest accretion related to required payments of outstanding borrowings under our Ex-Im Credit Facility upon receipt of insurance proceeds related to the ViaSat-2 satellite (see “Liquidity and Capital Resources – Ex-Im Credit Facility” for additional information) and higher outstanding borrowings under the Revolving Credit Facility (which outstanding borrowings were repaid prior to March 31, 2019 with proceeds from the issuance of our 2027 Notes in March 2019). Capitalized interest expense during fiscal year 2019 related to the construction of our ViaSat-3 class satellites, gateway and networking equipment and other assets. Capitalized interest expense during fiscal year 2018 related to the construction of our ViaSat-2 satellite, ViaSat-3 class satellites, gateway and networking equipment and other assets.

Income taxes

The income tax benefit in fiscal years 2019 and 2018 reflected the tax benefit from our loss before income taxes and the benefit from federal and state R&D tax credits. Fiscal year 2018 also included an income tax expense due to the revaluation of net deferred tax assets resulting from the lowering of the corporate federal income tax rate from 35% to 21% under H.R.1, informally known as the Tax Cuts and Jobs Act, which was enacted into law on December 22, 2017 (the Tax Reform).

Segment Results for Fiscal Year 2019 Compared to Fiscal Year 2018

Satellite services segment

Revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2019	March 31, 2018	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$—	$0.7	$(0.7)	(100)%
Segment service revenues	684.2	588.6	95.6	16%
Total segment revenues	$684.2	$589.3	$94.9	16%

Our satellite services segment revenues increased by $94.9 million primarily as a result of a $95.6 million increase in service revenues. The increase in service revenues was primarily driven by the expansion of our fixed broadband services and in-flight internet services. The fixed broadband service revenue increase was driven by higher average revenue per fixed broadband subscriber in the United States when compared to the same period last fiscal year, reflecting a higher mix of new and existing subscribers choosing Viasat’s premium highest speed plans. Total subscribers at March 31, 2019 were approximately 586,000 compared to 576,000 subscribers at March 31, 2018. The in-flight service revenue increase was driven primarily by the increase in the number of commercial aircraft receiving our in-flight services through our IFC systems, with 1,312 commercial aircraft in service utilizing our IFC systems as of March 31, 2019, compared to 635 commercial aircraft in service as of March 31, 2018.

Segment operating (loss) profit

	Fiscal Years Ended		Dollar	Percentage
	March 31,	March 31,	Increase	Increase
(In millions, except percentages)	2019	2018	(Decrease)	(Decrease)
Segment operating (loss) profit	$(64.3)	$12.0	$(76.3)	(635)%
Percentage of segment revenues	(9)%	2%

The decrease in our satellite services segment operating profit was driven primarily by higher selling costs of $36.8 million due to the increased promotion of our fixed broadband services following ViaSat-2 service launch, as well as an increase in support costs of $21.6 million, mainly due to the higher employee-related costs supporting the ViaSat-2 service launch. In addition, our fixed broadband services also experienced lower earnings contributions of $27.1 million, primarily due to lower margins, driven also by the ViaSat-2 service launch in the fourth quarter of fiscal year 2018. This decrease in operating profit was partially offset by a gain of approximately $7.5 million related to our ViaSat-2 satellite insurance claims recorded as a reduction to SG&A expenses in our satellite services segment during fiscal year 2019 (see “Liquidity and Capital Resources–Satellite-related activities” for additional information).

Commercial networks segment

Revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2019	March 31, 2018	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$383.5	$198.0	$185.5	94%
Segment service revenues	44.9	35.2	9.7	27%
Total segment revenues	$428.4	$233.2	$195.2	84%

Our commercial networks segment revenues increased by $195.2 million, primarily due to a $185.5 million increase in product revenues. The increase in product revenues was primarily due to increases of $147.5 million in mobile broadband satellite communication systems products and $37.4 million in antenna systems products. The service revenue increase was mainly due to an $8.9 million increase in mobile broadband satellite communication systems services.

Segment operating loss

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2019	March 31, 2018	(Increase) Decrease	(Increase) Decrease
Segment operating loss	$(166.6)	$(229.1)	$62.5	27%
Percentage of segment revenues	(39)%	(98)%

The $62.5 million decrease in our commercial networks segment operating loss was driven primarily by a $45.2 million decrease in IR&D expenses related to next-generation satellite payload technologies for our ViaSat-3 class satellites, as the first two ViaSat-3 class satellites have entered the phase of full construction, and mobile broadband satellite communication systems. In addition, we experienced higher earnings contributions of $27.9 million, primarily due to increased revenues and improved margins in our mobile broadband satellite communication systems products and satellite networking development programs. The decrease in operating loss was partially offset by higher SG&A costs of $10.7 million.

Government systems segment

Revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2019	March 31, 2018	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$709.1	$556.8	$152.3	27%
Segment service revenues	246.5	215.3	31.2	15%
Total segment revenues	$955.6	$772.1	$183.5	24%

Our government systems segment revenues increased by $183.5 million due to increases of $152.3 million in product revenues and $31.2 million in service revenues. The product revenue increase was due to a $62.0 million increase in tactical data link products, a $31.5 million increase in government satellite communication systems, a $27.0 million increase in cybersecurity and information assurance products and a $25.6 million increase in tactical satcom radio products. The service revenue increase was primarily due to an $18.0 million increase in government mobile broadband services, a $7.8 million increase in tactical data link services and a $4.7 million increase in government satellite communication systems services.

Segment operating profit

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2019	March 31, 2018	Increase (Decrease)	Increase (Decrease)
Segment operating profit	$180.0	$137.1	$42.8	31%
Percentage of segment revenues	19%	18%

The $42.8 million increase in our government systems segment operating profit was primarily due to higher earnings contributions of $55.9 million, primarily due to an increase in revenues from our tactical data link products and increased revenues and improved margins in our government mobile broadband services. This increase was partially offset by higher SG&A costs of $11.6 million.

Fiscal Year 2018 Compared to Fiscal Year 2017

Revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2018	March 31, 2017	Increase (Decrease)	Increase (Decrease)
Product revenues	$755.5	$713.9	$41.6	6%
Service revenues	839.1	845.4	(6.3)	(1)%
Total revenues	$1,594.6	$1,559.3	$35.3	2%

Our total revenues grew by $35.3 million as a result of a $41.6 million increase in product revenues, offset by a $6.3 million decrease in service revenues. The product revenue increase was driven by an increase of $82.1 million in our government systems segment, partially offset by decreases of $27.0 million in our satellite services segment and $13.4 million in our commercial networks segment. The decrease in product revenue in our satellite services segment reflected the completion of payments under the Settlement Agreement with SS/L in fiscal year 2017, which were previously recognized as product revenue. The service revenue decrease was driven by a decrease of $13.3 million in our satellite services segment, partially offset by increases of $5.0 million in our government systems segment and $2.0 million in our commercial networks segment.

Cost of revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2018	March 31, 2017	Increase (Decrease)	Increase (Decrease)
Cost of product revenues	$553.7	$524.0	$29.7	6%
Cost of service revenues	567.1	524.9	42.2	8%
Total cost of revenues	$1,120.8	$1,049.0	$71.8	7%

Cost of revenues increased by $71.8 million due to increases of $42.2 million in cost of service revenues and $29.7 million in cost of product revenues. The cost of service revenue increase mainly related to lower margins for fixed broadband services and in-flight internet services in our satellite services segment primarily due to preparation for the ViaSat-2 service launch in the fourth quarter of fiscal year 2018 and the ramp-up of large-scale commercial air in-flight IFC systems, partially offset by improved margins in global mobile broadband services in our government systems segment. The cost of product revenue increase was mainly due to increased revenues, causing a $52.2 million increase in cost of product revenues on a constant margin basis (excluding the effect of the payments under the Settlement Agreement in the prior year period recognized as product revenues), partially offset by improved margins mainly related to our tactical data links products, global mobile broadband products and cybersecurity and information assurance products in our government systems segment.

Selling, general and administrative expenses

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2018	March 31, 2017	Increase (Decrease)	Increase (Decrease)
Selling, general and administrative	$385.4	$333.5	$52.0	16%

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

Independent research and development

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2018	March 31, 2017	Increase (Decrease)	Increase (Decrease)
Independent research and development	$168.3	$129.6	$38.7	30%

The $38.7 million increase in IR&D expenses was primarily the result of increases of $22.2 million in IR&D efforts in our commercial networks segment (primarily related to an increase in IR&D efforts relating to next-generation satellite payload technologies for our ViaSat-3 class satellites and next-generation consumer broadband integrated networking technologies) and $15.8 million in our government systems segment (primarily related to R&D increases in the development of next-generation dual band mobility solutions).

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to ten years. The $1.4 million increase in amortization of acquired intangible assets in fiscal year 2018 compared to fiscal year 2017 was primarily the result of our acquisition of Aerodocs Limited in November 2016. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
Expected for fiscal year 2019	$9,571
Expected for fiscal year 2020	7,726
Expected for fiscal year 2021	5,277
Expected for fiscal year 2022	3,451
Expected for fiscal year 2023	3,146
Thereafter	2,691
$31,862

Interest income

The slight decrease in interest income for fiscal year 2018 compared to fiscal year 2017 was primarily due to payments in the prior year period under the Settlement Agreement recognized as interest income. This decrease was partially offset by slightly higher average interest rates on our investments coupled with higher average invested cash balances during fiscal year 2018 compared to fiscal year 2017.

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

Income taxes

The income tax benefit in fiscal year 2018 reflected the tax benefit from our loss before income taxes and the benefit from federal and state R&D tax credits. The income tax expense in fiscal year 2017 reflected the tax expense from our income before income taxes and the benefit from federal and state R&D tax credits. Fiscal year 2018 also included an expense due to the revaluation of net deferred tax assets resulting from the lowering of the corporate federal income tax rate from 35% to 21% under tax legislation enacted in December 2017.

Segment Results for Fiscal Year 2018 Compared to Fiscal Year 2017

Satellite services segment

Revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2018	March 31, 2017	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$0.7	$27.7	$(27.0)	(98)%
Segment service revenues	588.6	601.9	(13.3)	(2)%
Total segment revenues	$589.3	$629.6	$(40.4)	(6)%

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

Segment operating profit

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2018	March 31, 2017	Increase (Decrease)	Increase (Decrease)
Segment operating profit	$12.0	$131.1	$(119.1)	(91)%
Percentage of segment revenues	2%	21%

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

Commercial networks segment

Revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2018	March 31, 2017	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$198.0	$211.5	$(13.4)	(6)%
Segment service revenues	35.2	33.1	2.0	6%
Total segment revenues	$233.2	$244.6	$(11.4)	(5)%

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

Segment operating loss

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2018	March 31, 2017	(Increase) Decrease	(Increase) Decrease
Segment operating loss	$(229.1)	$(180.5)	$(48.6)	(27)%
Percentage of segment revenues	(98)%	(74)%

The $48.6 million increase in our commercial networks segment operating loss was driven primarily by a $22.2 million increase in IR&D expenses (primarily due to an increase in IR&D efforts relating to next-generation satellite payload technologies for our ViaSat-3 class satellites and next-generation consumer broadband integrated networking technologies). In addition, we experienced lower earnings contributions of $15.1 million (primarily due to lower margins in our satellite networking development programs products) and an $11.4 million increase in overall SG&A costs (primarily due to the higher employee-related costs supporting our commercial air growth activities and the ViaSat-2 service launch).

Government systems segment

Revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2018	March 31, 2017	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$556.8	$474.8	$82.1	17%
Segment service revenues	215.3	210.3	5.0	2%
Total segment revenues	$772.1	$685.1	$87.0	13%

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

Segment operating profit

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2018	March 31, 2017	Increase (Decrease)	Increase (Decrease)
Segment operating profit	$137.1	$96.7	$40.5	42%
Percentage of segment revenues	18%	14%

The $40.5 million increase in our government systems segment operating profit reflected higher earnings contributions of $61.3 million, primarily due to higher revenues in our tactical data links products, global mobile broadband products, government satellite communication systems services and cybersecurity and information assurance products, coupled with improved margins in global mobile broadband products and services. This operating profit increase was partially offset by higher IR&D costs of $15.8 million (primarily related to R&D increases in the development of next-generation dual band mobility solutions) and overall higher SG&A costs of $5.0 million.

Backlog

As reflected in the table below, our overall firm and funded backlog increased during fiscal year 2019. The increases in both firm and funded backlog were attributable to increases in all three of our segments.

	As of March 31, 2019	As of March 31, 2018
	(In millions)
Firm backlog
Satellite services segment	$581.3	$130.5
Commercial networks segment	353.8	288.3
Government systems segment	931.2	671.2
Total	$1,866.3	$1,090.0
Funded backlog
Satellite services segment	$581.3	$130.5
Commercial networks segment	353.8	288.3
Government systems segment	912.0	592.1
Total	$1,847.1	$1,010.9

The firm backlog does not include contract options. Of the $1.9 billion in firm backlog, a little over half is expected to be delivered in fiscal year 2020, with the balance delivered thereafter. We include in our backlog only those orders for which we have accepted purchase orders. Starting with the first quarter of fiscal year 2019, upon adoption of ASC 606, our backlog includes contracts with subscribers for fixed broadband services in our satellite services segment. Backlog does not include anticipated purchase orders and requests for the installation of IFC systems or future recurring in-flight internet service revenues under commercial in-flight internet agreements recorded in our commercial networks and satellite services segments, respectively. As of March 31, 2019, we expected to install IFC systems on approximately 490 additional aircraft under our existing customer agreements with commercial airlines, approximately 260 of which relate to accepted purchase orders (and are included in firm backlog in our commercial networks segment) and approximately 230 of which relate to anticipated purchase orders and requests under existing customer agreements. There can be no assurance that all anticipated purchase orders and requests will be placed. In addition, backlog as of March 31, 2018 does not include contracts with our subscribers for fixed broadband services in our satellite services segment.

Our total new awards exclude future revenue under recurring consumer commitment arrangements and were approximately $2.4 billion, $1.7 billion and $1.7 billion for fiscal years 2019, 2018 and 2017, respectively.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing, export credit agency financing and equity financing. At March 31, 2019, we had $261.7 million in cash and cash equivalents, $401.7 million in working capital, and no outstanding borrowings and borrowing availability of $680.4 million under the Revolving Credit Facility (which amount reflects the reduction of available commitments under the Revolving Credit Facility from $800.0 million to $700.0 million in March 2019). At March 31, 2018, we had $71.4 million in cash and cash equivalents, $146.1 million in working capital, and no outstanding borrowings and borrowing availability of $770.4 million under our Revolving Credit Facility. We invest our cash in excess of current operating requirements in short-term, highly liquid bank money market accounts.

Our future capital requirements will depend upon many factors, including the timing and amount of cash required for our satellite projects and any future broadband satellite projects we may engage in, expansion of our R&D and marketing efforts, and the nature and timing of orders. Additionally, we will continue to evaluate possible acquisitions of, or investments in complementary businesses, products and technologies which may require the use of cash or additional financing.

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

To further enhance our liquidity position or to finance the construction and launch of any future satellites, acquisitions, strategic partnering arrangements, joint ventures or other business investment initiatives, we may obtain additional financing, which could consist of debt, convertible debt or equity financing from public and/or private credit and capital markets. In February 2019, we filed a universal shelf registration statement with the SEC for the future sale of an unlimited amount of common stock, preferred stock, debt securities, depositary shares, warrants and rights. The securities may be offered from time to time, separately or together, directly by us, by selling security holders, or through underwriters, dealers or agents at amounts, prices, interest rates and other terms to be determined at the time of the offering. We believe that our current cash balances and net cash expected to be provided by operating activities along with availability under our Revolving Credit Facility will be sufficient to meet our anticipated operating requirements for at least the next 12 months.

Cash flows

Cash provided by operating activities for fiscal year 2019 was $327.6 million compared to cash provided by operating activities of $358.6 million for fiscal year 2018. This $31.1 million decrease was primarily driven by a $110.0 million year-over-year increase in cash used to fund net operating assets, partially offset by our operating results (net loss adjusted for depreciation, amortization and other non-cash changes) which resulted in $78.9 million of higher cash provided by operating activities year-over-year. The increase in cash used to fund net operating assets during fiscal year 2019 when compared to fiscal year 2018 was primarily due to a decrease in cash inflows year-over-year from the long-term portion of deferred revenues included in other liabilities in our satellite services segment as well as higher increase year-over-year of combined billed and unbilled accounts, receivable, net, attributable to the timing of billings in our satellite services segment.

Cash used in investing activities for fiscal year 2019 was $489.4 million compared to $584.5 million for fiscal year 2018. This $95.1 million decrease in cash used in investing activities year-over year reflects approximately $185.7 million of cash receipts related to ViaSat-2 satellite insurance claim proceeds received during fiscal year 2019, a decrease of $30.6 million year-over-year in cash used for capital software development, a decrease of $20.6 million in cash used for the construction of earth stations and network operation systems and $14.0 million of cash proceeds from sales of real property during the second quarter of fiscal year 2019, partially offset by an increase of $101.4 million in capital expenditures used for property and other general purpose equipment and $44.4 million in cash used for satellite construction.

Cash provided by financing activities for fiscal year 2019 was $354.6 million compared to $165.8 million for fiscal year 2018. This $188.8 million increase in cash provided by financing activities year-over-year was primarily due to the issuance of $600.0 million in aggregate principal amount of our 2027 Notes during the fourth quarter of fiscal year 2019. Cash provided by financing activities for both periods included cash proceeds from borrowings under our long-term debt (net of repayments), cash received from stock option exercises and employee stock purchase plan purchases, offset by cash used for payments of debt issuance costs and the repurchase of common stock related to net share settlement of certain employee tax liabilities in connection with the vesting of restricted stock unit awards.

Comparing cash flows in fiscal year 2018 to fiscal year 2017, the $52.7 million decrease in cash provided by operating activities was primarily driven by our operating results (net (loss) income adjusted for depreciation, amortization and other non-cash changes) which resulted in $99.3 million of higher cash outflows year-over-year, partially offset by a $46.6 million year-over-year decrease in cash used to fund net operating assets. The $130.5 million decrease in cash used in investing activities reflected a year-over-year decrease of $140.4 million in cash used for investment in unconsolidated affiliates, a decrease of $81.7 million in cash used for satellite construction, and a decrease of $16.5 million in cash used for acquisitions. This decrease was partially offset by an increase of $70.1 million in capital expenditures for property and other general purpose equipment, a year-over-year decrease of $27.6 million in proceeds from the sale of real property adjacent to our current headquarters location in fiscal year 2017 and an increase of $8.5 million in cash used for the construction of earth stations and network operation systems related to the ViaSat-2 satellite. The $227.0 million decrease in cash provided by financing activities year-over-year was primarily related to the repurchase and redemption of $575.0 million in aggregate principal amount of our former 2020 Notes and the related payment of $10.6 million of debt extinguishment costs during the second quarter of fiscal year 2018, a year-over-year decrease of $25.0 million in net proceeds from borrowings under our Ex-Im Credit Facility, and a year-over-year increase of $3.1 million related to payments of debt issuance costs during fiscal year 2018, as well as the $503.1 million we received in net proceeds from a public offering of our common stock in the third quarter of fiscal year 2017 (after deducting underwriting discounts and offering expenses). This decrease was partially offset by the issuance of $700.0 million in aggregate principal amount of our 2025 Notes during the second quarter of fiscal year 2018 and a year-over-year decrease of $180.0 million in net payments on borrowings under our Revolving Credit Facility.

Satellite-related activities

On June 1, 2017, our second-generation ViaSat-2 satellite was successfully launched into orbit. Following satellite launch, in fiscal years 2018 and 2019 we incurred additional operating costs as we prepared for and launched commercial services on the satellite. These additional operating costs included depreciation, amortization of capitalized software development, earth station connectivity, marketing and advertising costs, logistics, customer care and various support systems, and contributed to an operating loss for our satellite services segment in fiscal year 2019. However, as the services we provide using the new satellite start to scale, we expect to expand the revenue base for our fixed broadband and in-flight services and gain operating cost efficiencies, which together we expect will yield incremental segment earnings contributions, partially offset by investments associated with our global business and emerging markets growth. However there can be no assurance that we will be successful in significantly increasing revenues or achieving operating profit in our satellite services segment. Moreover, we anticipate that we will incur a similar cycle of increased operating costs as we prepare for and launch commercial services on future satellites, including our ViaSat-3 constellation, followed by increases in revenue base and in scale.

In the fourth quarter of fiscal year 2018, shortly before the launch of commercial broadband services on the ViaSat-2 satellite, we reported an antenna deployment issue. We worked with the satellite manufacturer to determine the root cause of the antenna deployment issue, potential correcting measures, and resulting damage. In the second quarter of fiscal year 2019, the root cause analysis was completed. Based on that analysis, during the second quarter of fiscal year 2019, we recorded a reduction to the carrying value of the ViaSat-2 satellite of $177.4 million, with a corresponding insurance receivable of $177.4 million, based on our estimated ViaSat-2 output capabilities as compared to the anticipated, potential and configured capacity of the ViaSat-2 satellite. During fiscal year 2019, we received $185.7 million in insurance recovery proceeds related to such claims. We recorded an insurance receivable of $2.3 million as of March 31, 2019 with respect to probable remaining ViaSat-2 related insurance claims. As a result, during fiscal year 2019, we recorded a $7.5 million gain related to ViaSat-2 insurance claims in SG&A expenses in our satellite services segment in the consolidated statements of operations and comprehensive incomes (loss). The ViaSat-2 satellite was primarily financed by the Ex-Im Credit Facility (see “—Ex-Im Credit Facility” below). Pursuant to the terms of the Ex-Im Credit Facility, insurance proceeds received from such claims were used to pay down outstanding borrowings under the Ex-Im Credit Facility.

In July 2016, we entered into two separate agreements with Boeing for the construction and purchase of two ViaSat-3 class satellites and the integration of Viasat’s payload technologies into the satellites. Pursuant to these agreements, as amended, the aggregate purchase price for the two satellites is approximately $390.1 million (subject to purchase price adjustments based on factors such as launch delay and early delivery), plus an additional amount for launch support services to be performed by Boeing. In addition, under one of these agreements, we had the option to order one additional ViaSat-3 class satellite, with respect to which we signed an agreement to proceed in January 2019 for the third ViaSat-3 class satellite. The first ViaSat-3 class satellite is expected to provide broadband services over the Americas, the second is expected to provide broadband services over the EMEA region, and the third is expected to provide broadband services over the APAC region, enabling us to deliver affordable connectivity worldwide. The projected aggregate total project cost for the first two ViaSat-3 class satellites, including the satellites, launches, insurance and related earth station infrastructure, through satellite launch is estimated to be between $1.2 billion and $1.4 billion, and will depend on the timing of the earth station infrastructure roll-out of each satellite and the method we use to procure fiber access. Our total cash funding may be reduced through various third-party agreements, including potential joint service offerings and other strategic partnering arrangements. We believe we have adequate sources of funding for the ViaSat-3 class satellites, which include our cash on hand, borrowing capacity and the cash we expect to generate from operations over the next few years.

The first two ViaSat-3 class satellites entered the phase of full construction during the second half of fiscal year 2018. IR&D investments continued throughout fiscal year 2019 and are expected to continue beyond fiscal year 2019 relating to ViaSat-3 ground infrastructure and support of our growing government and commercial air mobility businesses. We expect to continue to invest in IR&D at a significant level as we continue our focus on leadership and innovation in satellite and space technologies, although the level of investment in a given fiscal year will depend on a variety of factors, including the stage of development of our satellite projects, new market opportunities and our overall operating performance. In fiscal year 2020, capital expenditures are expected to increase when compared to fiscal year 2019, as we will have a third ViaSat-3 class satellite under construction, as well as increased ground network investments related to international expansion.

Revolving Credit Facility

As of March 31, 2019, the Revolving Credit Facility provided a $700.0 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of January 18, 2024. On March 27, 2019, we reduced available commitments under the Revolving Credit Facility from $800.0 million to $700.0 million.

Borrowings under the Revolving Credit Facility bear interest, at our option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on our total leverage ratio. The Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of Viasat (as defined in the Revolving Credit Facility) and secured by substantially all of our assets. As of March 31, 2019, none of our subsidiaries guaranteed the Revolving Credit Facility.

The Revolving Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Revolving Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.

At March 31, 2019, we had no outstanding borrowings under the Revolving Credit Facility and $19.6 million outstanding under standby letters of credit, leaving borrowing availability under the Revolving Credit Facility as of March 31, 2019 of $680.4 million.

Ex-Im Credit Facility

The Ex-Im Credit Facility originally provided a $362.4 million senior secured direct loan facility, which was fully drawn. Of the $362.4 million in principal amount of borrowings made under the Ex-Im Credit Facility, $321.2 million was used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remaining $41.2 million used to finance the total exposure fees incurred under the Ex-Im Credit Facility (which included all previously accrued completion exposure fees). As of March 31, 2019, we had $139.6 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility.

Borrowings under the Ex-Im Credit Facility bear interest at a fixed rate of 2.38%, payable semi-annually in arrears. The effective interest rate on our outstanding borrowings under the Ex-Im Credit Facility, which takes into account timing and amount of borrowings and payments, exposure fees, debt issuance costs and other fees, is 4.54%. Borrowings under the Ex-Im Credit Facility are required to be repaid in 16 semi-annual principal installments, which commenced on April 15, 2018, with a maturity date of October 15, 2025. Pursuant to the terms of the Ex-Im Credit Facility, certain insurance recovery proceeds related to the ViaSat-2 satellite must be used to pay down outstanding borrowings under the Ex-Im Credit Facility upon receipt. During fiscal year 2019, we received $185.7 million of insurance proceeds related to the ViaSat-2 satellite, all of which were used to pay down outstanding borrowings under the Ex-Im Credit Facility upon receipt. The Ex-Im Credit Facility is guaranteed by Viasat and is secured by first-priority liens on the ViaSat-2 satellite and related assets as well as a pledge of the capital stock of the borrower under the facility.

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

Senior Notes

Senior Secured Notes due 2027

In March 2019, we issued $600.0 million in principal amount of 2027 Notes in a private placement to institutional buyers. The 2027 Notes were issued at face value and are recorded as long-term debt, net of debt issuance costs, in our consolidated financial statements. The 2027 Notes bear interest at the rate of 5.625% per year, payable semi-annually in cash in arrears, which interest payments will commence in October 2019. Debt issuance costs associated with the issuance of the 2027 Notes are amortized to interest expense on a straight-line basis over the term of the 2027 Notes, the results of which are not materially different from the effective interest rate basis.

The 2027 Notes are required to be guaranteed on a senior secured basis by each of our existing and future subsidiaries that guarantees the Revolving Credit Facility. As of March 31, 2019, none of our subsidiaries guaranteed the 2027 Notes. The 2027 Notes are secured, equally and ratably with the Revolving Credit Facility and any future parity lien debt, by liens on substantially all of our assets.

The 2027 Notes are our general senior secured obligations and rank equally in right of payment with all of our existing and future unsubordinated debt. The 2027 Notes are effectively senior to all of our existing and future unsecured debt (including the 2025 Notes) as well as to all of any permitted junior lien debt that may be incurred in the future, in each case to the extent of the value of the assets securing the 2027 Notes. The 2027 Notes are effectively subordinated to any obligations that are secured by liens on assets that do not constitute a part of the collateral securing the 2027 Notes, are structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that do not guarantee the 2027 Notes (including obligations of the borrower under the Ex-Im Credit Facility), and are senior in right of payment to all of our existing and future subordinated indebtedness.

The indenture governing the 2027 Notes limits, among other things, our and our restricted subsidiaries’ ability to: incur, assume or guarantee additional debt; issue redeemable stock and preferred stock; pay dividends, make distributions or redeem or repurchase capital stock; prepay, redeem or repurchase subordinated debt; make loans and investments; grant or incur liens; restrict dividends, loans or asset transfers from restricted subsidiaries; sell or otherwise dispose of assets; enter into transactions with affiliates; reduce our satellite insurance; and consolidate or merge with, or sell substantially all of their assets to, another person.

Prior to April 15, 2022, we may redeem up to 40% of the 2027 Notes at a redemption price of 105.625% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the redemption date, from the net cash proceeds of specified equity offerings. We may also redeem the 2027 Notes prior to April 15, 2022, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest, if any, thereon to the redemption date. The applicable premium is calculated as the greater of: (i) 1.0% of the principal amount of such 2027 Notes and (ii) the excess, if any, of (a) the present value at such date of redemption of (1) the redemption price of such 2027 Notes on April 15, 2022 plus (2) all required interest payments due on such 2027 Notes through April 15, 2022 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the treasury rate (as defined under the indenture governing the 2027 Notes) plus 50 basis points, over (b) the then-outstanding principal amount of such 2027 Notes. The 2027 Notes may be redeemed, in whole or in part, at any time during the 12 months beginning on April 15, 2022 at a redemption price of 102.813%, during the 12 months beginning on April 15, 2023 at a redemption price of 101.406%, and at any time on or after April 15, 2024 at a redemption price of 100%, in each case plus accrued and unpaid interest, if any, thereon to the redemption date.

In the event a change of control triggering event occurs (as defined in the indenture governing the 2027 Notes), each holder will have the right to require us to repurchase all or any part of such holder’s 2027 Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the 2027 Notes repurchased, plus accrued and unpaid interest, if any, to the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

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
The 2025 Notes are required to be guaranteed on an unsecured senior basis by each of our existing and future subsidiaries that guarantees the Revolving Credit Facility. As of March 31, 2019, none of our subsidiaries guaranteed the 2025 Notes. The 2025 Notes are our general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated debt. The 2025 Notes are effectively junior in right of payment to our existing and future secured debt, including under the Credit Facilities (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that do not guarantee the 2025 Notes, and are senior in right of payment to all of our existing and future subordinated indebtedness.

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

Prior to September 15, 2020, we may redeem up to 40% of the 2025 Notes at a redemption price of 105.625% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the redemption date, from the net cash proceeds of specified equity offerings. We may also redeem the 2025 Notes prior to September 15, 2020, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest, if any, thereon to the redemption date. The applicable premium is calculated as the greater of: (i) 1.0% of the principal amount of such 2025 Notes and (ii) the excess, if any, of (a) the present value at such date of redemption of (1) the redemption price of such 2025 Notes on September 15, 2020 plus (2) all required interest payments due on such 2025 Notes through September 15, 2020 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the treasury rate (as defined under the indenture governing the 2025 Notes) plus 50 basis points, over (b) the then-outstanding principal amount of such 2025 Notes. The 2025 Notes may be redeemed, in whole or in part, at any time during the 12 months beginning on September 15, 2020 at a redemption price of 102.813%, during the 12 months beginning on September 15, 2021 at a redemption price of 101.406%, and at any time on or after September 15, 2022 at a redemption price of 100%, in each case plus accrued and unpaid interest, if any, thereon to the redemption date.

In the event a change of control triggering event occurs (as defined in the indenture governing the 2025 Notes), each holder will have the right to require us to repurchase all or any part of such holder’s 2025 Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the 2025 Notes repurchased, plus accrued and unpaid interest, if any, to the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

Discharge of indenture and loss on extinguishment of debt

In connection with our issuance of the 2025 Notes in September 2017, we repurchased and redeemed all $575.0 million in aggregate principal amount of our former 2020 Notes then outstanding through a cash tender offer and redemption, and the indenture governing the 2020 Notes was satisfied and discharged in accordance with its terms. In September 2017, we repurchased $298.2 million in aggregate principal amount of the 2020 Notes pursuant to the tender offer. The total cash payment to repurchase the tendered 2020 Notes in the tender offer, including accrued and unpaid interest to, but excluding, the repurchase date, was $309.3 million. Also in September 2017, in connection with the redemption of the remaining $276.8 million in aggregate principal amount of 2020 Notes, we irrevocably deposited $287.4 million with Wilmington Trust, as trustee, as trust funds solely for the benefit of the holders of such 2020 Notes. The redemption price for the 2020 Notes was 101.719% of the principal amount so redeemed, plus accrued and unpaid interest to, but excluding, the redemption date of October 5, 2017.

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

Contractual Obligations

The following table sets forth a summary of our obligations at March 31, 2019:

		For the Fiscal Years Ending
(In thousands, including interest where applicable)	Total	2020	2021-2022	2023-2024	Thereafter
Operating leases and satellite capacity agreements	$629,710	$127,515	$195,511	$123,607	$183,077
2027 Notes	871,781	18,656	67,500	67,500	718,125
2025 Notes	955,938	39,375	78,750	78,750	759,063
Revolving Credit Facility	—	—	—	—	—
Ex-Im Credit Facility	150,668	21,784	44,864	42,958	41,062
Satellite performance incentive obligations	36,991	2,645	6,134	10,269	17,943
Purchase commitments including satellite- related agreements	1,638,095	937,042	454,759	197,535	48,759
Total	$4,283,183	$1,147,017	$847,518	$520,619	$1,768,029

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

Our consolidated balance sheets included $120.8 million and $121.2 million of “other liabilities” as of March 31, 2019 and March 31, 2018, respectively, which primarily consisted of the long-term portion of deferred revenues, the long-term portion of our satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites, our long-term warranty obligations, the long-term portion of deferred rent and deferred income taxes. With the exception of the long-term portion of our satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites (which is included under “Satellite performance incentive obligations”), these remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 11 to our consolidated financial statements for additional information regarding satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites. See Note 8 to our consolidated financial statements for additional information regarding our income taxes and related tax positions and Note 13 to our consolidated financial statements for a discussion of our product warranties.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at March 31, 2019 as defined in Regulation S-K Item 303(a)(4) other than as discussed under “Contractual Obligations” above or disclosed in the notes to our consolidated financial statements included in this report.

Recent Authoritative Guidance

For information regarding recently adopted and issued accounting pronouncements, see Note 1 to the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, short-term and long-term obligations, including the Credit Facilities, the 2025 Notes and the 2027 Notes, and foreign currency forward contracts. We consider investments in highly liquid instruments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. As of March 31, 2019, we had no outstanding borrowings under our Revolving Credit Facility, $139.6 million in principal amount of outstanding borrowings under our Ex-Im Credit Facility, $700.0 million in aggregate principal amount outstanding of the 2025 Notes and $600.0 million in aggregate principal amount outstanding of the 2027 Notes, and we held no short-term investments. Our 2025 Notes, 2027 Notes and borrowings under our Ex-Im Credit Facility bear interest at a fixed rate and therefore our exposure to market risk for changes in interest rates relates primarily to borrowings under our Revolving Credit Facility, cash equivalents, short-term investments and short-term obligations.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain a significant amount of our cash balance in money market accounts. In general, money market accounts are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our cash and cash equivalents earn interest at variable rates. Our interest income has been and may continue to be negatively impacted by low market interest rates. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. If the underlying weighted average interest rate on our cash and cash equivalents, assuming balances remain constant over a year, changed by 50 basis points, interest income would have increased or decreased by an insignificant amount for the fiscal years ended March 31, 2019 and March 31, 2018. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material.

Our primary interest rate under the Revolving Credit Facility is the Eurodollar rate plus an applicable margin that is based on our total leverage ratio. Under the Revolving Credit Facility, the effective interest rate as of March 31, 2019 that would have been applied to any new Eurodollar-based borrowings under the Revolving Credit Facility was approximately 4.46%. As of March 31, 2019, we had no outstanding borrowings under our Revolving Credit Facility. Accordingly, assuming the outstanding balance remained constant over a year, changes in interests rates applicable to our Revolving Credit Facility would have no effect on our interest incurred and cash flow.

Foreign Exchange Risk

We generally conduct our business in U.S. dollars. However, as our international business is conducted in a variety of foreign currencies, we are exposed to fluctuations in foreign currency exchange rates. Our investment in Euro Broadband Infrastructure Sàrl during the fourth quarter of fiscal year 2017, which is denominated in Euros, increases our exposure to foreign currency risk. A five percent variance in foreign currencies in which our international business is conducted would change our loss before income taxes by an insignificant amount for the fiscal years ended March 31, 2019 and March 31, 2018. Our objective in managing our exposure to foreign currency risk is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, from time to time, we may enter into foreign currency forward contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

As of March 31, 2019, we had a number of foreign currency forward contracts outstanding which are intended to reduce the foreign currency risk for amounts payable to vendors in Euros and Australian dollars. The foreign currency forward contracts with a notional amount of $9.9 million had an insignificant amount of fair value recorded in accrued liabilities as of March 31, 2019. If the foreign currency forward rate on these foreign currency forward contracts had changed by 10%, the fair value of these foreign currency forward contracts as of March 31, 2019 and March 31, 2018 would have changed by an insignificant amount.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements at March 31, 2019 and March 31, 2018 and for each of the three fiscal years in the period ended March 31, 2019, and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in this report on pages F-1 through F-45.

Summarized Quarterly Data (Unaudited)

The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results for the interim periods. Summarized quarterly data for fiscal years 2019 and 2018 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
2019
Total revenues	$438,869	$517,474	$554,694	$557,221
(Loss) income from operations	(54,479)	(21,571)	6,007	9,423
Net (loss) income	(35,497)	(25,598)	(10,737)	5,363
Net (loss) income attributable to Viasat, Inc.	(34,010)	(25,724)	(10,404)	2,515
Basic net (loss) income per share attributable to Viasat, Inc.	(0.57)	(0.43)	(0.17)	0.04
Diluted net (loss) income per share attributable to Viasat, Inc.	(0.57)	(0.43)	(0.17)	0.04
2018
Total revenues	$380,044	$393,074	$381,837	$439,670
Loss from operations	(17,950)	(15,860)	(25,326)	(33,051)
Net loss	(9,246)	(13,892)	(25,621)	(19,516)
Net loss attributable to Viasat, Inc.	(9,039)	(13,689)	(24,631)	(19,946)
Basic net loss per share attributable to Viasat, Inc.	(0.16)	(0.24)	(0.42)	(0.34)
Diluted net loss per share attributable to Viasat, Inc.	(0.16)	(0.24)	(0.42)	(0.34)

Summarized quarterly data for the second quarter of fiscal year 2018 reflects a $10.2 million loss on extinguishment of debt. Refer to Note 5 to the consolidated financial statements for discussion of the refinancing of the 2020 Notes and associated loss on extinguishment of debt. Summarized quarterly data for the third and fourth quarters of fiscal year 2019 reflects a $4.0 million and $3.5 million gain, respectively, related to ViaSat-2 insurance claims in SG&A expenses in our satellite services segment. Refer to Note 1 to the consolidated financial statements for further discussion of the ViaSat-2 insurance claims.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2019, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2019.

Management’s Report on Internal Control Over Financial Reporting

The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the company’s management, including our Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the company’s management concluded that its internal control over financial reporting was effective as of March 31, 2019.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The company’s independent registered public accounting firm has audited the effectiveness of the company’s internal control over financial reporting as of March 31, 2019, as stated in their report which appears on page F-1.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. During the quarter ended March 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included in our definitive Proxy Statement to be filed with the SEC in connection with our 2019 Annual Meeting of Stockholders (the Proxy Statement) under the headings “Corporate Governance Principles and Board Matters,” “Election of Directors” and “Ownership of Securities,” and is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation of ViaSat, Inc.	10-Q	000-21767	3.1	11/14/2000

3.2	Second Amended and Restated Bylaws of ViaSat, Inc.	8-K	000-21767	3.1	12/04/2012

4.1	Form of Common Stock Certificate (p)	S-1/A	333-13183	4.1	11/05/1996

4.2	Indenture dated as of September 21, 2017, between ViaSat, Inc. and Wilmington Trust, National Association, as trustee	8-K	000-21767	4.1	09/21/2017

4.3	Form of 5.625% Senior Note due 2025 of ViaSat, Inc. (attached as Exhibit A to the Indenture filed as Exhibit 4.2 hereto)	8-K	000-21767	4.1	09/21/2017

4.4	Indenture, dated as of March 27, 2019, between Viasat, Inc. and Wilmington Trust, National Association, as trustee and as collateral trustee	8-K	000-21767	4.1	03/27/2019

4.5	Form of 5.625% Senior Secured Note due 2027 of Viasat, Inc. (attached as Exhibit A to the Indenture filed as Exhibit 4.4 hereto)	8-K	000-21767	4.1	03/27/2019
4.6	Description of Registered Securities	S-3ASR	333-229605		02/11/2019
10.1	Form of Indemnification Agreement between ViaSat, Inc. and each of its directors and officers	8-K	000-21767	99.1	03/07/2008

10.2*	ViaSat, Inc. Employee Stock Purchase Plan (as Amended and Restated Effective September 7, 2017)	8-K	000-21767	10.1	09/8/2017

10.3*	1996 Equity Participation Plan of ViaSat, Inc. (As Amended and Restated Effective September 6, 2018)	8-K	000-21767	10.1	09/10/2018

10.4*	Form of Stock Option Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	10-K	000-21767	10.4	05/26/2015

10.5*	Form of Performance Stock Option Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	10-Q	000-21767	10.1	02/9/2018

10.6*	Form of Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.—Global	10-K	000-21767	10.5	05/25/2017

10.7*	Form of Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.—Independent Director	10-K	000-21767	10.6	05/26/2015

10.8*	Form of Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.—Executive	10-K	000-21767	10.7	05/26/2015

10.9*	Form of Change in Control Severance Agreement between ViaSat, Inc. and each of its executive officers	8-K	000-21767	10.1	08/04/2010

10.10	Credit Agreement dated as of November 26, 2013, by and among ViaSat, Inc., Union Bank, N.A. (as agent) and the other lenders party thereto	8-K	000-21767	10.1	11/26/2013

10.10.1	First Amendment to Credit Agreement and Other Loan Documents dated as of March 12, 2015, by and among ViaSat, Inc., Union Bank, N.A. (as agent) and the other lenders party thereto	8-K	000-21767	10.2	03/13/2015

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.10.2	Second Amendment to Credit Agreement and Other Loan Documents dated as of May 24, 2016, by and among Viasat, Inc., MUFG Union Bank, N.A. (as agent) and the other lenders party thereto	8-K	000-21767	10.1	05/24/2016

10.10.3	Third Amendment to Credit Agreement dated as of May 24, 2018 by and among Viasat, Inc., MUFG Union Bank, N.A. (as agent) and the other lenders party thereto	10-K	000-21767	10.10.3	05/30/2018

10.10.4	Fourth Amendment to Credit Agreement dated as of January 18, 2019, by and among Viasat, Inc., MUFG Union Bank, N.A. (as administrative agent and collateral agent) and the other lenders party thereto	8-K	000-21767	10.1	01/22/2019

10.11	Credit Agreement dated as of March 12, 2015, by and among ViaSat Technologies Limited, ViaSat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im facility agent) and the Export-Import Bank of the United States	8-K	000-21767	10.1	03/13/2015

10.11.1	First Amendment to Credit Agreement, dated as of June 12, 2015, by and among ViaSat Technologies Limited, ViaSat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im Facility Agent) and the Export-Import Bank of the United States	10-Q	000-21767	10.1	08/10/2015

10.11.2	Second Amendment Agreement, dated as of March 23, 2016, by and among ViaSat Technologies Limited, ViaSat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im Facility Agent) and the Export-Import Bank of the United States	8-K	000-21767	10.1	03/24/2016

10.11.3	Third Amendment Agreement, dated as of October 11, 2016, by and among ViaSat Technologies Limited, ViaSat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im Facility Agent) and the Export-Import Bank of the United States	8-K	000-21767	10.1	10/12/2016

10.11.4	Fourth Amendment to Credit Agreement, dated as of July 17, 2018, by and among Viasat Technologies Limited, Viasat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im Facility Agent) and the Export-Import Bank of the United States	8-K	000-21767	10.1	07/23/2018

10.11.5	Fifth Amendment Agreement, dated as of February 28, 2019, by and among Viasat Technologies Limited, Viasat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im Facility Agent) and the Export-Import Bank of the United States	8-K	000-21767	10.1	02/28/2019

21.1	Subsidiaries					X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see signature page)					X

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer					X

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer					X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

*	Indicates management contract, compensatory plan or arrangement.

(p) Filed in paper.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.

By:	/s/ MARK DANKBERG
Chairman and Chief Executive Officer

Date: May 28, 2019

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

Signature	Title	Date

/s/ MARK DANKBERG	Chairman of the Board and	May 28, 2019
Mark Dankberg	Chief Executive Officer (Principal Executive Officer)

/s/ SHAWN DUFFY	Senior Vice President and	May 28, 2019
Shawn Duffy	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ RICK BALDRIDGE	Director, President and Chief Operating Officer	May 28, 2019
Rick Baldridge

/s/ FRANK J. BIONDI, JR.	Director	May 28, 2019
Frank J. Biondi, Jr.

/s/ ROBERT JOHNSON	Director	May 28, 2019
Robert Johnson

/s/ ALLEN LAY	Director	May 28, 2019
Allen Lay

/s/ JEFFREY NASH	Director	May 28, 2019
Jeffrey Nash

/s/ SEAN PAK	Director	May 28, 2019
Sean Pak

/s/ VARSHA RAO	Director	May 28, 2019
Varsha Rao

/s/ JOHN STENBIT	Director	May 28, 2019
John Stenbit

/s/ HARVEY WHITE	Director	May 28, 2019
Harvey White

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Viasat, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Viasat, Inc. and its subsidiaries (the “Company”) as of March 31, 2019 and 2018, and the related statements of operations and comprehensive income (loss), cash flows, and equity for each of the three years in the period ended March 31, 2019, including the related notes and financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in fiscal year 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

San Diego, California

May 28, 2019

We have served as the Company’s auditors since 1992.

VIASAT, INC.

CONSOLIDATED BALANCE SHEETS

	As of March 31, 2019	As of March 31, 2018
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$261,701	$71,446
Accounts receivable, net	300,307	267,665
Inventories	234,518	196,307
Prepaid expenses and other current assets	90,646	77,135
Total current assets	887,172	612,553

Satellites, net	1,215,663	1,239,987
Property and equipment, net	909,627	722,488
Other acquired intangible assets, net	22,301	31,862
Goodwill	121,719	121,085
Other assets	758,805	686,134
Total assets	$3,915,287	$3,414,109

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$157,275	$157,481
Accrued liabilities	308,268	263,676
Current portion of long-term debt	19,937	45,300
Total current liabilities	485,480	466,457

Senior notes	1,282,898	690,886
Other long-term debt	110,005	287,519
Other liabilities	120,826	121,240
Total liabilities	1,999,209	1,566,102
Commitments and contingencies (Notes 11 and 12)
Equity:
Viasat, Inc. stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2019 and 2018, respectively	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 60,550,093 and 58,905,274 shares outstanding at March 31, 2019 and 2018, respectively	6	6
Paid-in capital	1,656,819	1,535,635
Retained earnings	245,585	285,960
Accumulated other comprehensive income	5,338	15,565
Total Viasat, Inc. stockholders’ equity	1,907,748	1,837,166
Noncontrolling interest in subsidiaries	8,330	10,841
Total equity	1,916,078	1,848,007
Total liabilities and equity	$3,915,287	$3,414,109

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Fiscal Years Ended
	March 31, 2019	March 31, 2018	March 31, 2017
	(In thousands, except per share data)
Revenues:
Product revenues	$1,092,691	$755,547	$713,936
Service revenues	975,567	839,078	845,401
Total revenues	2,068,258	1,594,625	1,559,337
Operating expenses:
Cost of product revenues	834,472	553,677	524,026
Cost of service revenues	703,249	567,137	524,949
Selling, general and administrative	458,458	385,420	333,468
Independent research and development	123,044	168,347	129,647
Amortization of acquired intangible assets	9,655	12,231	10,788
(Loss) income from operations	(60,620)	(92,187)	36,459
Other income (expense):
Interest income	149	960	1,008
Interest expense	(50,010)	(4,026)	(12,083)
Loss on extinguishment of debt	—	(10,217)	—
(Loss) income before income taxes	(110,481)	(105,470)	25,384
Benefit from (provision for) income taxes	41,014	35,217	(3,617)
Equity in income of unconsolidated affiliate, net	2,998	1,978	—
Net (loss) income	(66,469)	(68,275)	21,767
Less: net income (loss) attributable to noncontrolling interests, net of tax	1,154	(970)	(2,000)
Net (loss) income attributable to Viasat, Inc.	$(67,623)	$(67,305)	$23,767
Net (loss) income per share attributable to Viasat, Inc. common stockholders:
Basic net (loss) income per share attributable to Viasat, Inc. common stockholders	$(1.13)	$(1.15)	$0.45
Diluted net (loss) income per share attributable to Viasat, Inc. common stockholders	$(1.13)	$(1.15)	$0.45
Shares used in computing basic net (loss) income per share	59,942	58,438	52,318
Shares used in computing diluted net (loss) income per share	59,942	58,438	53,396

Comprehensive income (loss):
Net (loss) income	$(66,469)	$(68,275)	$21,767
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on hedging, net of tax	(242)	67	(182)
Foreign currency translation adjustments, net of tax	(9,985)	15,785	(2,329)
Other comprehensive (loss) income, net of tax	(10,227)	15,852	(2,511)
Comprehensive (loss) income	(76,696)	(52,423)	19,256
Less: comprehensive income (loss) attributable to noncontrolling interests, net of tax	1,154	(970)	(2,000)
Comprehensive (loss) income attributable to Viasat, Inc.	$(77,850)	$(51,453)	$21,256

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	March 31, 2019	March 31, 2018	March 31, 2017
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(66,469)	$(68,275)	$21,767
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	262,289	210,441	200,686
Amortization of intangible assets	56,324	45,211	45,236
Deferred income taxes	(43,813)	(36,558)	(218)
Stock-based compensation expense	79,599	68,545	55,775
Loss on disposition of fixed assets	41,957	32,978	35,431
Loss on extinguishment of debt	—	10,217	—
Other non-cash adjustments	18,483	6,883	10,018
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(46,108)	(12,439)	16,071
Inventories	(36,593)	(37,562)	(12,386)
Other assets	(2,349)	(25,975)	(15,259)
Accounts payable	(5,714)	32,503	972
Accrued liabilities	71,478	60,042	48,039
Other liabilities	(1,533)	72,622	5,166
Net cash provided by operating activities	327,551	358,633	411,298
Cash flows from investing activities:
Purchase of property, equipment and satellites	(636,855)	(511,634)	(514,692)
Cash paid for patents, licenses and other assets	(49,965)	(72,853)	(70,966)
Proceeds from insurance claims on ViaSat-2 satellite	185,706	—	—
Payments related to acquisition of businesses, net of cash acquired	(2,339)	—	(16,528)
Proceeds from sale of real property	14,034	—	27,559
Investment in unconsolidated affiliate	—	—	(140,378)
Net cash used in investing activities	(489,419)	(584,487)	(715,005)
Cash flows from financing activities:
Proceeds from issuance of Notes	600,000	700,000	—
Repayment of 2020 Notes	—	(575,000)	—
Payment of debt extinguishment costs	—	(10,602)	—
Proceeds from revolving credit facility borrowings	510,000	—	90,000
Payments of revolving credit facility borrowings	(510,000)	—	(270,000)
Payments of Ex-Im credit facility borrowings	(222,840)	—	—
Proceeds from Ex-Im credit facility borrowings, net of discount	—	52,503	77,469
Payment of debt issuance costs	(9,767)	(9,759)	(6,677)
Proceeds from issuance of common stock under equity plans	26,330	26,165	22,403
Purchase of common stock in treasury (immediately retired) related to tax withholdings for stock-based compensation	(28,826)	(24,206)	(21,670)
Proceeds from common stock issued in public offering, net of issuance costs	—	—	503,061
Proceeds from noncontrolling interest capital contribution	—	8,491	—
Other financing activities	(10,280)	(1,816)	(1,802)
Net cash provided by financing activities	354,617	165,776	392,784
Effect of exchange rate changes on cash	(2,494)	1,426	(1,067)
Net increase (decrease) in cash and cash equivalents	190,255	(58,652)	88,010
Cash and cash equivalents at beginning of fiscal year	71,446	130,098	42,088
Cash and cash equivalents at end of fiscal year	$261,701	$71,446	$130,098
Supplemental information:
Cash paid for interest (net of amounts capitalized)	$35,119	$3,722	$10,094
Cash paid for income taxes, net	$1,758	$4,021	$1,468
Non-cash investing and financing activities:
Issuance of common stock in satisfaction of certain accrued employee compensation liabilities	$32,129	$16,409	$13,080
Capital expenditures not paid for	$40,619	$41,149	$29,813
Debt issuance costs not paid for	$2,479	$—	$—
Exposure fees on Ex-Im credit facility financed through Ex-Im credit facility	$—	$5,764	$8,505
Issuance of common stock in connection with acquisition	$—	$—	$4,988

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Viasat, Inc. Stockholders
	Common Stock
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
	(In thousands, except share data)
Balance at March 31, 2016	48,926,417	$5	$855,387	$273,704	$7	$5,321	$1,134,424
Exercise of stock options	273,050	—	12,117	—	—	—	12,117
Issuance of stock under Employee Stock Purchase Plan	188,938	—	10,286	—	—	—	10,286
Common stock issued in public offering, net of issuance costs	7,475,000	1	503,060	—	—	—	503,061
Stock-based compensation	—	—	62,397	—	—	—	62,397
Shares issued in settlement of certain accrued employee compensation liabilities	176,731	—	13,080	—	—	—	13,080
RSU awards vesting, net of shares withheld for taxes which have been retired	498,585	—	(21,670)	—	—	—	(21,670)
Shares issued in connection with acquisition of business	61,888	—	4,988	—	—	—	4,988
Other noncontrolling interest activity	—	—	—	—	—	(8)	(8)
Net income (loss)	—	—	—	23,767	—	(2,000)	21,767
Other comprehensive loss, net of tax	—	—	—	—	(2,511)	—	(2,511)
Balance at March 31, 2017	57,600,609	$6	$1,439,645	$297,471	$(2,504)	$3,313	$1,737,931
Exercise of stock options	287,012	—	13,371	—	—	—	13,371
Issuance of stock under Employee Stock Purchase Plan	227,381	—	12,794	—	—	—	12,794
Stock-based compensation	—	—	76,512	—	—	—	76,512
Shares issued in settlement of certain accrued employee compensation liabilities	228,791	—	16,409	—	—	—	16,409
RSU awards vesting, net of shares withheld for taxes which have been retired	561,481	—	(24,206)	—	—	—	(24,206)
Cumulative effect adjustment upon adoption of new stock compensation guidance (ASU 2016-09)	—	—	1,110	58,011	—	—	59,121
Reclassification of stranded tax effects in OCI due to Tax Reform Revaluation	—	—	—	(2,217)	2,217	—	—
Proceeds from noncontrolling interest capital contribution	—	—	—	—	—	8,491	8,491
Other noncontrolling interest activity	—	—	—	—	—	7	7
Net loss	—	—	—	(67,305)	—	(970)	(68,275)
Other comprehensive income, net of tax	—	—	—	—	15,852	—	15,852
Balance at March 31, 2018	58,905,274	$6	$1,535,635	$285,960	$15,565	$10,841	$1,848,007
Exercise of stock options	275,000	—	11,087	—	—	—	11,087
Issuance of stock under Employee Stock Purchase Plan	289,024	—	15,243	—	—	—	15,243
Stock-based compensation	—	—	91,470	—	—	—	91,470
Shares and fully-vested RSUs issued in settlement of certain accrued employee compensation liabilities, net of shares withheld for taxes which have been retired	438,433	—	27,701	—	—	—	27,701
RSU awards vesting, net of shares withheld for taxes which have been retired	642,362	—	(24,398)	—	—	—	(24,398)
Cumulative effect adjustment upon adoption of new revenue recognition guidance (ASU 2014-09)	—	—	—	27,248	—	—	27,248
Other noncontrolling interest activity	—	—	81	—	—	(3,665)	(3,584)
Net (loss) income	—	—	—	(67,623)	—	1,154	(66,469)
Other comprehensive loss, net of tax	—	—	—	—	(10,227)	—	(10,227)
Balance at March 31, 2019	60,550,093	$6	$1,656,819	$245,585	$5,338	$8,330	$1,916,078

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and a Summary of Its Significant Accounting Policies

The Company

Viasat, Inc. (also referred to hereafter as the “Company” or “Viasat”) is an innovator in communications technologies and services, including high-speed and cost-effective broadband and advanced communications products and services.

Principles of consolidation

The Company’s consolidated financial statements include the assets, liabilities and results of operations of Viasat, its wholly owned subsidiaries and its majority-owned subsidiary, TrellisWare Technologies, Inc. (TrellisWare). During the third quarter of fiscal year 2019, Viasat Europe Sàrl (formerly known as Euro Broadband Retail Sàrl), which was previously a majority-owned subsidiary, became a wholly owned subsidiary when the Company purchased the remaining 49% interest in the company for an insignificant amount. All significant intercompany amounts have been eliminated. Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as investment in unconsolidated affiliate in other assets (long-term) on the consolidated balance sheets.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounts receivable and allowance for doubtful accounts

The Company records any unconditional rights to consideration as receivables at net realizable value including an allowance for estimated uncollectible accounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. Amounts determined to be uncollectible are charged or written off against the reserve. Historically, the Company’s allowance for doubtful accounts has been minimal primarily because a significant portion of its sales has been to the U.S. government or with respect to its satellite services commercial business, the Company bills and collects in advance.

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

Revenues from the U.S. government as an individual customer comprised approximately 26%, 31% and 29% of total revenues for fiscal years 2019, 2018 and 2017, respectively. Billed accounts receivable to the U.S. government as of March 31, 2019 and 2018 were approximately 32% and 36%, respectively, of total billed receivables. In addition, none of the Company’s commercial customers comprised 10% or more of total revenues for fiscal years 2019, 2018 and 2017. The Company’s five largest contracts generated approximately 20% of the Company’s total revenues for each of the fiscal years ended March 31, 2019, March 31, 2018 and March 31, 2017.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Costs related to internally developed software for internal uses are capitalized after the preliminary project stage is complete and are amortized over the estimated useful lives of the assets, of approximately three to seven years. Capitalized costs for internal-use software are included in property and equipment, net in the Company’s consolidated balance sheet.

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (Accounting Standards Codification (ASC) 835-20). With respect to the ViaSat-3 class satellites, gateway and networking equipment and other assets under construction, the Company capitalized $39.5 million of interest expense for the fiscal year ended March 31, 2019. With respect to the ViaSat-2 satellite, ViaSat-3 class satellites, gateway and networking equipment and other assets under construction, the Company capitalized $58.9 million and $49.7 million of interest expense during the fiscal years ended March 31, 2018 and March 31, 2017, respectively.

The Company owns three satellites in service: ViaSat-2 (its second-generation high-capacity Ka-band spot-beam satellite, which was placed into service in the fourth quarter of fiscal year 2018), ViaSat-1 (its first-generation high-capacity Ka-band spot-beam satellite, which was placed into service in January 2012) and WildBlue-1 (which was placed into service in March 2007). The Company also has two third-generation ViaSat-3 class satellites that have entered the phase of full construction, and in January 2019 it signed an agreement to proceed for a third ViaSat-3 class satellite. The Company also has an exclusive prepaid lifetime capital lease of Ka-band capacity over the contiguous United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and owns related earth stations and networking equipment for all of its satellites. The Company periodically reviews the remaining estimated useful life of its satellites to determine if revisions to estimated lives are necessary. The Company procures indoor and outdoor CPE units leased to subscribers under a retail leasing program as part of the Company’s satellite services segment, which are reflected in investing activities and property and equipment in the accompanying consolidated financial statements. The Company depreciates the satellites, earth stations and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of March 31, 2019 were $373.4 million and $142.6 million, respectively. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of March 31, 2018 were $298.7 million and $129.0 million, respectively.

On June 1, 2017, the Company’s second-generation ViaSat-2 satellite was successfully launched into orbit. In the fourth quarter of fiscal year 2018, shortly before the launch of commercial broadband services on the satellite, the Company reported an antenna deployment issue. The Company worked with the satellite manufacturer to determine the root cause of the antenna deployment issue, potential correcting measures, and resulting damage. In the second quarter of fiscal year 2019, the root cause analysis was completed. Based on that analysis, during the second quarter of fiscal year 2019, the Company recorded a reduction to the carrying value of the ViaSat-2 satellite of $177.4 million, with a corresponding insurance receivable of $177.4 million, based on the Company’s estimated ViaSat-2 output capabilities as compared to the anticipated, potential and configured capacity of the ViaSat-2 satellite. During fiscal year 2019, the Company received $185.7 million in insurance recovery proceeds related to such claims. The Company recorded an insurance receivable of $2.3 million as of March 31, 2019 with respect to probable remaining ViaSat-2 related insurance claims. As a result, during fiscal year 2019, the Company recorded a $7.5 million gain related to ViaSat-2 insurance claims in selling, general and administrative (SG&A) expenses in its satellite services segment in the consolidated statements of operations and comprehensive incomes (loss). The ViaSat-2 satellite was primarily financed by the Company’s direct loan facility with the Export-Import Bank of the United States for ViaSat-2 (the Ex-Im Credit Facility) (see Note 5 — Senior Notes and Other Long-Term Debt for more information). Pursuant to the terms of the Ex-Im Credit Facility, insurance proceeds received from such claims were used to pay down outstanding borrowings under the Ex-Im Credit Facility.

Occasionally, the Company may enter into capital lease arrangements for various machinery, equipment, computer-related equipment, software, furniture or fixtures. The Company records amortization of assets leased under capital lease arrangements within depreciation expense.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs of $3.2 million related to patents were included in other assets as of March 31, 2019 and 2018. The Company capitalized costs of $22.9 million and $15.4 million related to acquiring and obtaining orbital slots and other licenses included in other assets as of March 31, 2019 and 2018, respectively. Accumulated amortization related to these assets was $3.0 million and $2.5 million as of March 31, 2019 and 2018, respectively. Amortization expense related to these assets was an insignificant amount for the fiscal years ended March 31, 2019, March 31, 2018 and March 31, 2017. If a patent, orbital slot or orbital license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During fiscal years 2019, 2018 and 2017, the Company did not write off any significant costs due to abandonment or impairment.

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense using the effective interest rate method, or, when the results are not materially different, on a straight-line basis over the expected term of the related debt. During fiscal years 2019, 2018 and 2017, $12.2 million, $9.8 million and $6.1 million, respectively, of debt issuance costs were capitalized. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in loss on extinguishment of debt in the consolidated statements of operations and comprehensive income. Debt issuance costs related to the Revolving Credit Facility are recorded in prepaid expenses and other current assets and in other long-term assets in the consolidated balance sheets in accordance with the authoritative guidance for imputation of interest (ASC 835-30). Debt issuance costs related to the Company’s 5.625% Senior Notes due 2025 (the 2025 Notes), the Company’s 5.625% Senior Secured Notes due 2027 (the 2027 Notes) and the Company’s direct loan facility with the Ex-Im Credit Facility are recorded as a direct deduction from the carrying amount of the related debt, consistent with debt discounts, in accordance with the authoritative guidance for imputation of interest (ASC 835-30).

Software development

Costs of developing software for sale are charged to research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. Capitalized costs, net, of $244.4 million and $246.8 million related to software developed for resale were included in other assets as of March 31, 2019 and 2018, respectively. The Company capitalized $43.5 million and $75.6 million of costs related to software developed for resale for the fiscal years ended March 31, 2019 and 2018, respectively. Amortization expense for software development costs was $45.9 million, $32.5 million and $32.5 million during fiscal years 2019, 2018 and 2017, respectively.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Impairment of long-lived and other long-term assets (property, equipment, and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), the Company assesses potential impairments to long-lived assets, including property, equipment and satellites, and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by the Company for fiscal years 2019, 2018 and 2017.

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

Based on the Company’s qualitative assessment performed during the fourth quarter of fiscal year 2019, the Company concluded that it was more likely than not that the estimated fair value of the Company’s reporting units exceeded their carrying values as of March 31, 2019, and therefore, determined it was not necessary to perform the two-step goodwill impairment test. No impairments were recorded by the Company related to goodwill and other intangible assets for fiscal years 2019, 2018 and 2017.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Self-insurance liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company has recorded self-insurance liability for its plans of $5.4 million and $4.5 million in accrued liabilities in the consolidated balance sheets as of March 31, 2019 and 2018, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued liabilities in accordance with the estimated timing of the projected payments.

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At March 31, 2019 and 2018, no such amounts were accrued related to the aforementioned provisions.

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

Investments in unconsolidated affiliate — equity method

Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as investment in unconsolidated affiliate in other assets (long-term) on the consolidated balance sheets. The Company records its share of the results of such entities within equity in income (loss) of unconsolidated affiliate, net on the consolidated statements of operations and comprehensive income (loss). The Company monitors such investments for other-than-temporary impairment by considering factors including the current economic and market conditions and the operating performance of the entities and records reductions in carrying values when necessary. The fair value of privately held investments is estimated using the best available information as of the valuation date, including current earnings trends, undiscounted cash flows, quoted stock prices of comparable public companies, and other company specific information, including recent financing rounds.

Common stock held in treasury

As of March 31, 2019 and 2018, the Company had no shares of common stock held in treasury.

During fiscal years 2019, 2018 and 2017, the Company issued 1,201,502, 896,776 and 792,616 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, the Company repurchased 427,088, 335,295 and 294,031 shares of common stock at cost and with a total value of $28.8 million, $24.2 million and $21.7 million during fiscal years 2019, 2018 and 2017, respectively. Although shares withheld for employee withholding taxes are technically not issued, they are treated as common stock repurchases for accounting purposes (with such shares deemed to be repurchased and then immediately retired), as they reduce the number of shares that otherwise would have been issued upon vesting of the restricted stock units. These retired shares remain as authorized stock and are considered to be unissued. The retirement of treasury stock had no impact on the Company’s total consolidated stockholders’ equity.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

During fiscal years 2019, 2018 and 2017, the Company settled certain foreign exchange contracts and in connection therewith for each year recognized an insignificant gain or loss recorded in cost of revenues based on the nature of the underlying transactions. The fair value of the Company’s foreign currency forward contracts was an insignificant amount recorded as an accrued liability as of March 31, 2019 and as an other current asset as of March 31, 2018. The notional value of foreign currency forward contracts outstanding was $9.9 million as of March 31, 2019 and an insignificant amount as of March 31, 2018.

At March 31, 2019 the estimated net amount of unrealized gains or losses related to foreign currency forward contracts that was expected to be reclassified to earnings within the next 12 months was insignificant. The Company’s foreign currency forward contracts outstanding as of March 31, 2019 will mature within approximately 21 months from their inception. There were no gains or losses from ineffectiveness of these derivative instruments recorded for fiscal years 2019, 2018 and 2017.

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

Other comprehensive loss related to the effects of foreign currency translation adjustments attributable to Viasat, Inc. during fiscal year 2019 was $11.8 million, or $10.0 million net of tax. Other comprehensive income related to the effects of foreign currency translation adjustments attributable to Viasat, Inc. during fiscal year 2018 was $22.8 million, or $15.8 million net of tax. Other comprehensive loss related to the effects of foreign currency translation adjustments attributed to Viasat, Inc. during fiscal year 2017 was $2.4 million and the related tax effect was insignificant.

Revenue recognition

Effective April 1, 2018, the Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (commonly referred to as ASC 606). This update established ASC 606, Revenue from Contracts with Customers and ASC 340-40, Other Assets and Deferred Costs – Contracts with Customers.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The Company applied the five-step model under ASC 606 to its contracts with its customers to determine the impact of the new standard. Under this model the Company (1) identifies the contract with the customer, (2) identifies its performance obligations in the contract, (3) determines the transaction price for the contract, (4) allocates the transaction price to its performance obligations and (5) recognizes revenue when or as it satisfies its performance obligations. These performance obligations generally include the purchase of services (including broadband capacity and the leasing of broadband equipment), the purchase of products, and the development and delivery of complex equipment built to customer specifications under long-term contracts.

Performance obligations

The timing of satisfaction of performance obligations may require judgment. The Company derives a substantial portion of its revenues from contracts with customers for services, primarily consisting of connectivity services including leasing of related broadband equipment. These contracts typically require advance or recurring monthly payments by the customer. The Company’s obligation to provide connectivity services is satisfied over time as the customer simultaneously receives and consumes the benefits provided. The measure of progress over time is based upon either a period of time (e.g., over the estimated contractual term) or usage (e.g., bandwidth used/bytes of data processed). From a recognition perspective, the leasing of broadband equipment is evaluated in accordance with the authoritative guidance for leases (ASC 840). The Company’s accounting for equipment leases involves specific determinations under ASC 840, which may involve complex provisions and significant judgments. In accordance with ASC 840, the Company applies the following criteria to determine the nature of the lease (e.g., as an operating or sales type lease): (1) review for transfers of ownership of the equipment to the lessee by the end of the lease term, (2) review of the lease terms to determine if it contains an option to purchase the leased equipment for a price which is sufficiently lower than the expected fair value of the equipment at the date of the option, (3) review of the lease term to determine if it is equal to or greater than 75% of the economic life of the equipment, and (4) review of the present value of the minimum lease payments to determine if they are equal to or greater than 90% of the fair market value of the equipment at the inception of the lease. Additionally, the Company considers the cancelability of the contract and any related uncertainty of collections or risk in recoverability of the lease investment at lease inception. Revenue from sales type leases is recognized at the inception of the lease or when the equipment has been delivered and installed at the customer site, if installation is required. Revenues from equipment rentals under operating leases are recognized as earned over the lease term, which is generally on a straight-line basis.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company also derives a portion of its revenues from contracts with customers to provide products. Performance obligations to provide products are satisfied at the point in time when control is transferred to the customer. These contracts typically require payment by the customer upon passage of control and determining the point at which control is transferred may require judgment. To identify the point at which control is transferred to the customer, the Company considers indicators that include, but are not limited to, whether (1) the Company has the present right to payment for the asset, (2) the customer has legal title to the asset, (3) physical possession of the asset has been transferred to the customer, (4) the customer has the significant risks and rewards of ownership of the asset, and (5) the customer has accepted the asset. For product revenues, control generally passes to the customer upon delivery of goods to the customer.

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

Performance obligations related to developing and delivering complex equipment built to customer specifications under long-term contracts are recognized over time as these performance obligations do not create assets with an alternative use to the Company and the Company has an enforceable right to payment for performance to date. To measure the transfer of control, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. The Company generally uses the cost-to-cost measure of progress for its contracts because that best depicts the transfer of control to the customer which occurs as the Company incurs costs on its contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recognized in the period the loss is determined.

Contract costs on U.S. government contracts are subject to audit and review by the Defense Contracting Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. government agencies, as well as negotiations with U.S. government representatives. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal year 2019. As of March 31, 2019, the DCAA had completed its incurred cost audit for fiscal years 2004 and 2016 and approved the Company’s incurred costs for those fiscal years, as well as approved the Company’s incurred costs for fiscal years 2005 through 2015, 2017 and 2018 without further audit based on a determination of low risk. Although the Company has recorded contract revenues subsequent to fiscal year 2018 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of March 31, 2019 and March 31, 2018, the Company had $4.9 million and $1.6 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts (see Note 12).

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Evaluation of transaction price

The evaluation of transaction price, including the amounts allocated to performance obligations, may require significant judgments. Due to the nature of the work required to be performed on many of the Company’s performance obligations, the estimation of total revenue, and where applicable the cost at completion, is complex, subject to many variables and requires significant judgment. The Company’s contracts may contain award fees, incentive fees, or other provisions, including the potential for significant financing components, that can either increase or decrease the transaction price. These amounts, which are sometimes variable, can be dictated by performance metrics, program milestones or cost targets, the timing of payments, and customer discretion. The Company estimates variable consideration at the amount to which it expects to be entitled. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available to the Company. In the event an agreement includes embedded financing components, the Company recognizes interest expense or interest income on the embedded financing components using effective interest method. This methodology uses an implied interest rate which reflects the incremental borrowing rate which would be expected to be obtained in a separate financing transaction. The Company has elected the practical expedient not to adjust the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

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

Transaction price allocated to remaining performance obligations

The Company’s remaining performance obligations represent the transaction price of firm contracts and orders for which work has not been performed. The Company includes in its remaining performance obligations only those contracts and orders for which it has accepted purchase orders. Remaining performance obligations associated with the Company’s subscribers for fixed consumer and business broadband services in its satellite services segment exclude month-to-month service contracts in accordance with a practical expedient and are estimated using a portfolio approach in which the Company reviews all relevant promotional activities and calculates the remaining performance obligation using the average service component for the portfolio and the average time remaining under the contract. The Company’s future recurring in-flight connectivity (IFC) service contracts in its satellite services segment do not have minimum service purchase requirements and therefore are not included in the Company’s remaining performance obligations. As of March 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.9 billion, of which the Company expects to recognize a little over half over the next twelve months, with the balance recognized thereafter.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following sets forth disaggregated reported revenue by segment and product and services for the fiscal year ended March 31, 2019:

	Fiscal year Ended March 31, 2019
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$383,547	$709,144	$1,092,691
Service revenues	684,205	44,857	246,505	975,567
Total revenues	$684,205	$428,404	$955,649	$2,068,258

Revenues from the U.S. government as an individual customer comprised approximately 26% of total revenues for fiscal year ended March 31, 2019, mainly reported within the government systems segment. The Company’s commercial customers, mainly reported within the commercial networks and satellite services segments, comprised approximately 74% of total revenues for the fiscal year ended March 31, 2019.

The Company’s satellite services segment revenues are primarily derived from the Company’s fixed broadband services, IFC services and worldwide managed network services.

Revenues in the Company’s commercial networks and government systems segments are primarily derived from three types of contracts: fixed-price, cost-reimbursement and time-and-materials contracts. Fixed-price contracts (which require the Company to provide products and services under a contract at a specified price) comprised approximately 90% of the Company’s total revenues for these segments for the fiscal year ended March 31, 2019. The remainder of the Company’s revenues in these segments for such periods was derived primarily from cost-reimbursement contracts (under which the Company is reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (under which the Company is reimbursed for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

Historically, a significant portion of the Company’s revenues in its commercial networks and government systems segments has been derived from customer contracts that include the development of products. The development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for the Company’s funded development from its customer contracts were approximately 19% of its total revenues for the fiscal year ended March 31, 2019.

Revenues by geographic area for the fiscal year ended March 31, 2019 were as follows:

Fiscal year Ended
March 31, 2019
(In thousands)
U.S. customers	$1,836,304
Non U.S. customers (each country individually insignificant)	231,954
Total revenues	$2,068,258

The Company distinguishes revenues from external customers by geographic area based on customer location.

Contract balances

Contract balances consist of contract assets and contract liabilities. A contract asset, or with respect to the Company, an unbilled accounts receivable, is recorded when revenue is recognized in advance of the Company’s right to bill and receive consideration, typically resulting from sales under long-term contracts. Unbilled accounts receivable are generally expected to be billed and collected within one year. The unbilled accounts receivable will decrease as provided services or delivered products are billed. The Company receives payments from customers based on a billing schedule established in the Company’s contracts.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

When consideration is received in advance of the delivery of goods or services, a contract liability, or with respect to the Company, collections in excess of revenues or deferred revenues, is recorded. Reductions in the collections in excess of revenues or deferred revenues will be recorded as the Company satisfies the performance obligations.

The following table presents contract assets and liabilities as of March 31, 2019 and April 1, 2018:

	As of March 31, 2019	As of April 1, 2018
	(In thousands)
Unbilled accounts receivable	$83,743	$79,492
Collections in excess of revenues and deferred revenues	125,540	127,355
Deferred revenues, long-term portion	71,230	77,831

Unbilled accounts receivable increased $4.3 million during fiscal year 2019, primarily driven by revenue recognized in the Company’s satellite services segment in excess of billings.

Collections in excess of revenues and deferred revenues decreased $1.8 million during fiscal year 2019, primarily driven by revenue recognized in excess of advances on goods or services received in the Company’s government systems segment.

During the fiscal year ended March 31, 2019, the Company recognized revenue of $100.0 million related to the Company’s collections in excess of revenues and deferred revenues at April 1, 2018.

Other assets and deferred costs – contracts with customers

The adoption of ASU 2014-09 also included the establishment of ASC 340-40, Other Assets and Deferred Costs – Contracts with Customers. The new standard requires the recognition of an asset from the incremental costs of obtaining a contract with a customer, if the Company expects to recover those costs. The incremental costs of obtaining a contract are those costs that the Company incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained. ASC 340-40 also requires the recognition of an asset from the costs incurred to fulfill a contract when (1) the costs relate directly to a contract or to an anticipated contract that the Company can specifically identify, (2) the costs generate or enhance resources of the Company that will be used in satisfying (or in continuing to satisfy) performance obligations in the future, and (3) the costs are expected to be recovered. Adoption of the standard has resulted in the recognition of an asset related to commission costs incurred primarily in the Company’s satellite services segment, and recognition of an asset related to costs incurred to fulfill contracts. Costs to acquire customer contracts are amortized over the estimated customer contract life. Costs to fulfill customer contracts are amortized in proportion to the revenue to which the costs relate. For contracts with an estimated amortization period of less than one year, the Company elected the practical expedient and expenses incremental costs immediately. The Company’s deferred customer contract acquisition costs and costs to fulfill contract balances were $52.0 million and $9.9 million as of March 31, 2019, respectively. Of the Company’s total deferred customer contract acquisition costs and costs to fulfill contracts, $20.6 million was included in prepaid expenses and other current assets and $41.3 million was included in other assets on the Company’s consolidated balance sheet as of March 31, 2019. For total deferred customer contract acquisition costs and contract fulfillment costs, the Company’s amortization and reduction of carrying value associated with contract termination was $41.6 million for the fiscal year ended March 31, 2019.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Comparative results

The Company adopted ASC 606 as of April 1, 2018 using the “modified retrospective method” under which the Company is required to provide additional disclosures comparing results to previous accounting standards. Accordingly, the following table presents the Company’s reported results under ASC 606 and the Company’s pro forma results using the historical accounting method under ASC 605 for the fiscal year ended March 31, 2019 and as of March 31, 2019:

	Fiscal Year Ended March 31, 2019
	As Reported	Impact of ASC 606	Historical Accounting Method
	(In thousands, except per share data)
Consolidated Statements of Operations and Comprehensive Income (Loss):
Product revenues	$1,092,691	$(5,263)	$1,087,428
Service revenues	975,567	(3,062)	972,505
Total revenues	2,068,258	(8,325)	2,059,933
Cost of product revenues	834,472	(3,877)	830,595
Cost of service revenues	703,249	(263)	702,986
Selling, general and administrative	458,458	9,278	467,736
Independent research and development	123,044	7,498	130,542
Loss from operations	(60,620)	(20,961)	(81,581)
Interest expense	(50,010)	4,206	(45,804)
Loss before income taxes	(110,481)	(16,754)	(127,235)
Benefit from income taxes	41,014	4,499	45,513
Net loss	(66,469)	(12,256)	(78,725)
Net loss attributable to Viasat, Inc.	(67,623)	(12,256)	(79,879)

Basic net loss per share attributable to Viasat, Inc. common stockholders	$(1.13)	$(0.20)	$(1.33)
Diluted net loss per share attributable to Viasat, Inc. common stockholders	$(1.13)	$(0.20)	$(1.33)

	As of March 31, 2019
	As Reported	Impact of ASC 606	Historical Accounting Method
	(In thousands)
Consolidated Balance Sheets:
Accounts receivable, net	$300,307	$1,774	$302,081
Inventories	234,518	(1,681)	232,837
Prepaid expenses and other current assets	90,646	(18,562)	72,084
Other assets	758,805	(26,723)	732,082
Accrued liabilities	308,268	(5,687)	302,581
Retained earnings	245,585	(39,504)	206,081

Advertising costs

In accordance with the authoritative guidance for advertising costs (ASC 720-35), advertising costs are expensed as incurred and included in SG&A expenses. Advertising expenses for fiscal years 2019, 2018 and 2017 were $37.8 million, $14.4 million and $4.8 million, respectively.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

At March 31, 2019 and 2018, deferred rent included in other long-term liabilities in the Company’s consolidated balance sheets was $16.8 million and $13.8 million, respectively.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Segment reporting

The Company’s reporting segments, namely its satellite services, commercial networks and government systems segments, are primarily distinguished by the type of customer and the related contractual requirements. The Company’s satellite services segment provides satellite-based broadband services to customers, enterprises, commercial airlines and mobile broadband customers. The Company’s commercial networks segment develops and offers advanced satellite and wireless broadband platforms, ground networking equipment, radio frequency and advanced microwave solutions, Application-Specific Integrated Circuit (ASIC) chip design, satellite payload development and space-to-earth connectivity systems, some of which are ultimately used by the Company’s satellite services segment. The Company’s government systems segment develops and offers network-centric, Internet Protocol (IP)-based fixed and mobile secure government communications systems, products, services and solutions and provides global mobile broadband service and product offerings. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the satellite services and commercial networks segments. The Company’s segments are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance (see Note 14).

Recent authoritative guidance

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer. This guidance replaced most existing revenue recognition guidance and became effective for the Company in fiscal year 2019, including interim periods within that reporting period, based on the FASB decision in July 2015 (ASU 2015-14, Revenue from Contracts with Customers — Deferral of the Effective Date) to delay the effective date of the new revenue recognition standard by one year, but providing entities a choice to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which clarifies the implementation guidance on identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which provides practical expedient for contract modifications and clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transition. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to ASC 606, Revenue from Contracts with Customers, which provides for correction or improvement to the guidance previously issued in ASU 2014-09. These standards permit the use of either the retrospective or cumulative effect transition method. The Company adopted this standard effective as of April 1, 2018 utilizing the “modified retrospective method.” For additional information see Note 1 – Revenue recognition.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842). ASU 2016-02 requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. In January 2018, the FASB issued ASU 2018-01, Leases (ASC 842). ASU 2018-01 permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expired before the entity’s adoption of ASC 842 and that were not previously accounted for as leases under ASC 840. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to ASC 842, Leases, which was issued to provide more detailed guidance and additional clarification for implementing ASU 2016-02. In July 2018, the FASB issued ASU 2018-11, Leases (ASC 842): Targeted Improvements, which provides an additional (and optional) transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. In December 2018, the FASB issued ASU 2018-20, Leases (ASC 842): Narrow-Scope Improvements for Lessors, and in March 2019, the FASB issued ASU 2019-01 (ASC 842): Codification Improvements, both of which provide certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. The new guidance will become effective for the Company beginning in the first quarter of fiscal year 2020, with early adoption permitted. The Company expects to adopt the new guidance using the optional transition method. Therefore, it is expected that periods prior to the effective date of adoption will continue to be reported under the current authoritative guidance for leases (ASC 840). Upon adoption, the Company expects a material impact to its consolidated balance sheet due to the recognition of lease liabilities and right-of-use assets. The Company does not expect the new guidance to have a material impact on its consolidated statement of operations and comprehensive income (loss) or statement of cash flows.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (ASC 230). ASU 2016-15 makes eight targeted changes to how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The new standard requires adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company early adopted the guidance on a retrospective basis in the second quarter of fiscal year 2018 and as a result cash payments for debt prepayment and extinguishment are classified as cash outflows for financing activities. Otherwise the adoption of this guidance did not have a material impact on its consolidated financial statements and disclosures.

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

In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (ASC 718): Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The standard became effective for the Company beginning in the first quarter of fiscal year 2019. The Company early adopted this standard beginning in the fourth quarter of fiscal year 2018 and the guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (ASC 220) which permits a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate under H.R.1, informally known as the Tax Cuts and Jobs Act, which was enacted into law on December 22, 2017 (the Tax Reform). During the fourth quarter of fiscal year 2018, the Company early adopted this standard and elected to reclassify the stranded tax effects from accumulated other comprehensive income to retained earnings. Adoption of this standard resulted in a reclassification of $2.2 million from accumulated other comprehensive income to retained earnings, which is reflected as a separate line within the Company’s consolidated statements of equity.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 2 — Composition of Certain Balance Sheet Captions

	As of March 31, 2019	As of March 31, 2018
	(In thousands)
Accounts receivable, net:
Billed	$218,276	$184,536
Unbilled	83,743	85,156
Allowance for doubtful accounts	(1,712)	(2,027)
	$300,307	$267,665
Inventories:
Raw materials	$77,834	$62,252
Work in process	52,084	47,465
Finished goods	104,600	86,590
	$234,518	$196,307
Prepaid expenses and other current assets:
Prepaid expenses	$72,369	$68,516
Other	18,277	8,619
	$90,646	$77,135
Satellites, net:
Satellites (estimated useful life of 10-17 years)	$978,118	$1,152,503
Capital lease of satellite capacity — Anik F2 (estimated useful life of 10 years)	99,090	99,090
Satellites under construction	590,000	362,342
	1,667,208	1,613,935
Less: accumulated depreciation and amortization	(451,545)	(373,948)
	$1,215,663	$1,239,987
Property and equipment, net:
Equipment and software (estimated useful life of 3-7 years)	$1,027,293	$864,140
CPE leased equipment (estimated useful life of 4-5 years)	373,357	298,746
Furniture and fixtures (estimated useful life of 7 years)	46,678	35,234
Leasehold improvements (estimated useful life of 2-17 years)	126,528	111,841
Building (estimated useful life of 24 years)	8,923	8,923
Land	2,291	15,322
Construction in progress	167,178	108,192
	1,752,248	1,442,398
Less: accumulated depreciation	(842,621)	(719,910)
	$909,627	$722,488
Other assets:
Investment in unconsolidated affiliate	$160,711	$163,835
Deferred income taxes	258,834	222,274
Capitalized software costs, net	244,368	246,792
Patents, orbital slots and other licenses, net	23,059	16,100
Other	71,833	37,133
	$758,805	$686,134
Accrued liabilities:
Collections in excess of revenues and deferred revenues	$125,540	$121,439
Accrued employee compensation	56,454	46,106
Accrued vacation	43,077	39,022
Warranty reserve, current portion	5,877	5,357
Other	77,320	51,752
	$308,268	$263,676
Other liabilities:
Deferred revenue, long-term portion	$71,230	$77,831
Deferred rent, long-term portion	16,810	13,769
Warranty reserve, long-term portion	1,707	1,557
Satellite performance incentive obligation, long-term portion	25,324	18,181
Other	5,755	9,902
	$120,826	$121,240

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

The Company had no assets and an insignificant amount of liabilities (Level 2) measured at fair value on a recurring basis as of March 31, 2019, and had an insignificant amount of assets (Level 1) and no liabilities measured at fair value on a recurring basis as of March 31, 2018.

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

Long-term debt — The Company’s long-term debt consists of borrowings under its Revolving Credit Facility and Ex-Im Credit Facility (collectively, the Credit Facilities), as well as $700.0 million in aggregate principal amount of 2025 Notes and $600.0 million in aggregate principal amount of 2027 Notes. Long-term debt related to the Revolving Credit Facility is reported at the outstanding principal amount of borrowings, while long-term debt related to the Ex-Im Credit Facility, 2025 Notes and 2027 Notes is reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s outstanding long-term debt as of March 31, 2019 related to the 2027 Notes approximates its carrying amount due to the proximity of the closing of the 2027 Notes compared to the reporting date. As of March 31, 2019 and 2018, the estimated fair value of the Company’s outstanding long-term debt related to the 2025 Notes was determined based on actual or estimated bids and offers for the 2025 Notes in an over-the-counter market (Level 2) and was $670.3 million and $674.0 million, respectively. The fair value of the Company’s long-term debt related to the Revolving Credit Facility approximates its carrying amount due to its variable interest rate, which approximates a market interest rate. As of March 31, 2019 and 2018, the fair value of the Company’s long-term debt related to the Ex-Im Credit Facility was determined based on a discounted cash flow analysis using observable market interest rates for instruments with similar terms (Level 2) and was approximately $134.9 million and $347.4 million, respectively.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Satellite performance incentive obligations — The Company’s contracts with the manufacturers of the ViaSat-1 and ViaSat-2 satellites require the Company to make monthly in-orbit satellite performance incentive payments, including interest, through approximately fiscal year 2028, subject to the continued satisfactory performance of the applicable satellites. The Company records the net present value of these expected future payments as a liability and as a component of the cost of the satellites. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentive obligations on a recurring basis. The fair value of the Company’s outstanding satellite performance incentive obligations is estimated to approximate their carrying value based on current rates (Level 2). As of March 31, 2019 and 2018, the Company’s estimated satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites, including accrued interest, were $28.2 million and $21.0 million, respectively.

Note 4 — Goodwill and Acquired Intangible Assets

During fiscal year 2019, the increase in the Company’s goodwill related to an insignificant acquisition, partially offset by the effects of foreign currency translation recorded within all three of the Company’s segments. During fiscal year 2018, the increase in the Company’s goodwill reflected the effects of foreign currency translation recorded within all three of the Company’s segments.

During fiscal year 2019, other acquired intangibles increased slightly due to an insignificant acquisition. Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of two to ten years. Amortization expense related to other acquired intangible assets was $9.7 million, $12.2 million and $10.8 million for the fiscal years ended March 31, 2019, March 31, 2018 and March 31, 2017, respectively.

The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of international businesses acquired. Expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
Expected for fiscal year 2020	$7,485
Expected for fiscal year 2021	5,101
Expected for fiscal year 2022	3,278
Expected for fiscal year 2023	2,973
Expected for fiscal year 2024	2,458
Thereafter	1,006
$22,301

The allocation of the other acquired intangible assets and the related accumulated amortization as of March 31, 2019 and 2018 is as follows:

		As of March 31, 2019			As of March 31, 2018
	Weighted Average Useful Life	Total	Accumulated Amortization	Net Book Value	Total	Accumulated Amortization	Net Book Value
	(In years)	(In thousands)
Technology	6	$89,972	$(73,992)	$15,980	$90,652	$(69,387)	$21,265
Contracts and customer relationships	7	103,283	(96,970)	6,313	103,808	(94,584)	9,224
Satellite co-location rights	9	8,600	(8,592)	8	8,600	(7,668)	932
Trade name	3	5,940	(5,940)	—	5,940	(5,940)	—
Other	6	9,989	(9,989)	—	10,137	(9,696)	441
Total other acquired intangible assets		$217,784	$(195,483)	$22,301	$219,137	$(187,275)	$31,862

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of March 31, 2019 and 2018:

	As of March 31, 2019	As of March 31, 2018
	(In thousands)
2027 Notes	$600,000	$—
2025 Notes	700,000	700,000
Revolving Credit Facility	—	—
Ex-Im Credit Facility	139,560	362,401
Total debt	1,439,560	1,062,401
Unamortized discount and debt issuance costs	(26,720)	(38,696)
Less: current portion of long-term debt	19,937	45,300
Total long-term debt	$1,392,903	$978,405

The estimated aggregate amounts and timing of payments on the Company’s long-term debt obligations as of March 31, 2019 for the next five fiscal years and thereafter were as follows (excluding the effects of discount accretion under the 2025 Notes, the 2027 Notes and the Ex-Im Credit Facility):

For the Fiscal Years Ending
(In thousands)
2020	$19,937
2021	19,937
2022	19,937
2023	19,937
2024	19,937
Thereafter	1,339,875
1,439,560
Plus: unamortized discount and debt issuance costs	(26,720)
Total	$1,412,840

Revolving Credit Facility

As of March 31, 2019, the Revolving Credit Facility provided a $700.0 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of January 18, 2024. On March 27, 2019, the Company reduced available commitments under the Revolving Credit Facility from $800.0 million to $700.0 million.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. The Company has capitalized certain amounts of interest expense on the Revolving Credit Facility in connection with the construction of various assets during the construction period. The Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Revolving Credit Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of March 31, 2019, none of the Company’s subsidiaries guaranteed the Revolving Credit Facility.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company was in compliance with its financial covenants under the Revolving Credit Facility as of March 31, 2019. At March 31, 2019, the Company had no outstanding borrowings under the Revolving Credit Facility and $19.6 million outstanding under standby letters of credit, leaving borrowing availability under the Revolving Credit Facility as of March 31, 2019 of $680.4 million.

Ex-Im Credit Facility

The Ex-Im Credit Facility originally provided a $362.4 million senior secured direct loan facility, which was fully drawn. Of the $362.4 million in principal amount of borrowings made under the Ex-Im Credit Facility, $321.2 million was used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remaining $41.2 million used to finance the total exposure fees incurred under the Ex-Im Credit Facility (which included all previously accrued completion exposure fees). As of March 31, 2019, the Company had $139.6 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility.

Borrowings under the Ex-Im Credit Facility bear interest at a fixed rate of 2.38%, payable semi-annually in arrears. The effective interest rate on the Company’s outstanding borrowings under the Ex-Im Credit Facility, which takes into account timing and amount of borrowings and payments, exposure fees, debt issuance costs and other fees, is 4.54%. Borrowings under the Ex-Im Credit Facility are required to be repaid in 16 semi-annual principal installments, which commenced on April 15, 2018, with a maturity date of October 15, 2025. Pursuant to the terms of the Ex-Im Credit Facility, certain insurance recovery proceeds related to the ViaSat-2 satellite must be used to pay down outstanding borrowings under the Ex-Im Credit Facility upon receipt. During fiscal year 2019, the Company received $185.7 million of insurance proceeds related to the ViaSat-2 satellite, all of which were used to pay down outstanding borrowings under the Ex-Im Credit Facility upon receipt (see Note 1 – Property, equipment and satellites for more information). The Ex-Im Credit Facility is guaranteed by Viasat and is secured by first-priority liens on the ViaSat-2 satellite and related assets, as well as a pledge of the capital stock of the borrower under the facility.

The Ex-Im Credit Facility contains financial covenants regarding Viasat’s maximum total leverage ratio and minimum interest coverage ratio. In addition, the Ex-Im Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Ex-Im Credit Facility as of March 31, 2019.

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

Senior Notes

Senior Secured Notes due 2027

In March 2019, the Company issued $600.0 million in principal amount of 2027 Notes in a private placement to institutional buyers. The 2027 Notes were issued at face value and are recorded as long-term debt, net of debt issuance costs, in the Company’s consolidated financial statements. The 2027 Notes bear interest at the rate of 5.625% per year, payable semi-annually in cash in arrears, which interest payments will commence in October 2019. Debt issuance costs associated with the issuance of the 2027 Notes are amortized to interest expense on a straight-line basis over the term of the 2027 Notes, the results of which are not materially different from the effective interest rate basis.

The 2027 Notes are required to be guaranteed on a senior secured basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of March 31, 2019, none of the Company’s subsidiaries guaranteed the 2027 Notes. The 2027 Notes are secured, equally and ratably with the Revolving Credit Facility and any future parity lien debt, by liens on substantially all of the Company’s assets.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The 2027 Notes are the Company’s general senior secured obligations and rank equally in right of payment with all of its existing and future unsubordinated debt. The 2027 Notes are effectively senior to all of the Company’s existing and future unsecured debt (including the 2025 Notes) as well as to all of any permitted junior lien debt that may be incurred in the future, in each case to the extent of the value of the assets securing the 2027 Notes. The 2027 Notes are effectively subordinated to any obligations that are secured by liens on assets that do not constitute a part of the collateral securing the 2027 Notes, are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2027 Notes (including obligations of the borrower under the Ex-Im Credit Facility), and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

The indenture governing the 2027 Notes limits, among other things, the Company’s and its restricted subsidiaries’ ability to: incur, assume or guarantee additional debt; issue redeemable stock and preferred stock; pay dividends, make distributions or redeem or repurchase capital stock; prepay, redeem or repurchase subordinated debt; make loans and investments; grant or incur liens; restrict dividends, loans or asset transfers from restricted subsidiaries; sell or otherwise dispose of assets; enter into transactions with affiliates; reduce the Company’s satellite insurance; and consolidate or merge with, or sell substantially all of their assets to, another person.

Prior to April 15, 2022, the Company may redeem up to 40% of the 2027 Notes at a redemption price of 105.625% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the redemption date, from the net cash proceeds of specified equity offerings. The Company may also redeem the 2027 Notes prior to April 15, 2022, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest, if any, thereon to the redemption date. The applicable premium is calculated as the greater of: (i) 1.0% of the principal amount of such 2027 Notes and (ii) the excess, if any, of (a) the present value at such date of redemption of (1) the redemption price of such 2027 Notes on April 15, 2022 plus (2) all required interest payments due on such 2027 Notes through April 15, 2022 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the treasury rate (as defined under the indenture governing the 2027 Notes) plus 50 basis points, over (b) the then-outstanding principal amount of such 2027 Notes. The 2027 Notes may be redeemed, in whole or in part, at any time during the 12 months beginning on April 15, 2022 at a redemption price of 102.813%, during the 12 months beginning on April 15, 2023 at a redemption price of 101.406%, and at any time on or after April 15, 2024 at a redemption price of 100%, in each case plus accrued and unpaid interest, if any, thereon to the redemption date.

In the event a change of control triggering event occurs (as defined in the indenture governing the 2027 Notes), each holder will have the right to require the Company to repurchase all or any part of such holder’s 2027 Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the 2027 Notes repurchased, plus accrued and unpaid interest, if any, to the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

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

The 2025 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of March 31, 2019, none of the Company’s subsidiaries guaranteed the 2025 Notes. The 2025 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2025 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2025 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Prior to September 15, 2020, the Company may redeem up to 40% of the 2025 Notes at a redemption price of 105.625% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the redemption date, from the net cash proceeds of specified equity offerings. The Company may also redeem the 2025 Notes prior to September 15, 2020, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest, if any, thereon to the redemption date. The applicable premium is calculated as the greater of: (i) 1.0% of the principal amount of such 2025 Notes and (ii) the excess, if any, of (a) the present value at such date of redemption of (1) the redemption price of such 2025 Notes on September 15, 2020 plus (2) all required interest payments due on such 2025 Notes through September 15, 2020 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the treasury rate (as defined under the indenture governing the 2025 Notes) plus 50 basis points, over (b) the then-outstanding principal amount of such 2025 Notes. The 2025 Notes may be redeemed, in whole or in part, at any time during the 12 months beginning on September 15, 2020 at a redemption price of 102.813%, during the 12 months beginning on September 15, 2021 at a redemption price of 101.406%, and at any time on or after September 15, 2022 at a redemption price of 100%, in each case plus accrued and unpaid interest, if any, thereon to the redemption date.

In the event a change of control triggering event occurs (as defined in the indenture governing the 2025 Notes), each holder will have the right to require the Company to repurchase all or any part of such holder’s 2025 Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the 2025 Notes repurchased, plus accrued and unpaid interest, if any, to the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

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

Note 6 — Common Stock and Stock Plans

In February 2019, the Company filed a universal shelf registration statement with the SEC for the future sale of an unlimited amount of common stock, preferred stock, debt securities, depositary shares, warrants, and rights. The securities may be offered from time to time, separately or together, directly by the Company, by selling security holders, or through underwriters, dealers or agents at amounts, prices, interest rates and other terms to be determined at the time of the offering.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In November 1996, the Company adopted the 1996 Equity Participation Plan (the Equity Participation Plan). The Equity Participation Plan provides for the grant to executive officers, other key employees, consultants and non-employee directors of the Company a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, restricted stock units and performance awards. From November 1996 to September 2018 through various amendments of the Equity Participation Plan, the Company increased the maximum number of shares reserved for issuance under this plan to 31,850,000 shares. The Company believes that such awards better align the interests of its employees with those of its stockholders. Shares of the Company’s common stock granted under the Equity Participation Plan in the form of stock options or stock appreciation right are counted against the Equity Participation Plan share reserve on a one for one basis and performance-based stock options are calculated assuming “maximum” performance. Shares of the Company’s common stock granted under the Equity Participation Plan as an award other than as an option or as a stock appreciation right with a per share purchase price lower than 100% of fair market value on the date of grant are counted against the Equity Participation Plan share reserve as two shares for each share of common stock prior to September 22, 2010 and subsequent to September 19, 2012, and as 2.65 shares for each share of common stock during the period beginning on September 22, 2010 and ending on September 19, 2012. Restricted stock units are granted to eligible employees and directors and represent rights to receive shares of common stock at a future date.

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

Total stock-based compensation expense recognized in accordance with the authoritative guidance for share-based payments was as follows:

	Fiscal Years Ended
	March 31, 2019	March 31, 2018	March 31, 2017
	(In thousands)
Stock-based compensation expense before taxes	$79,599	$68,545	$55,775
Related income tax benefits	(18,824)	(16,278)	(21,057)
Stock-based compensation expense, net of taxes	$60,775	$52,267	$34,718

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

The compensation cost that has been charged against income for the Equity Participation Plan under the authoritative guidance for share-based payments was $75.3 million, $65.1 million and $52.6 million, and for the Employee Stock Purchase Plan was $4.3 million, $3.4 million and $3.1 million, for the fiscal years ended March 31, 2019, March 31, 2018 and March 31, 2017, respectively. The Company capitalized $11.9 million, $8.0 million and $6.6 million of stock-based compensation expense as a part of the cost for software development for resale included in other assets and as a part of the equipment and software for internal use included in property and equipment for fiscal years 2019, 2018 and 2017, respectively.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of March 31, 2019, total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Equity Participation Plan (including stock options, TSR performance stock options and restricted stock units) and the Employee Stock Purchase Plan was $186.6 million and $1.3 million, respectively. These costs are expected to be recognized over a weighted average period of 1.2 years, 1.9 years and 2.6 years, for stock options, TSR performance stock options and restricted stock units, respectively, under the Equity Participation Plan and less than six months under the Employee Stock Purchase Plan.

Stock options, TSR performance stock options and employee stock purchase plan. The Company’s employee stock options typically have a simple four-year vesting schedule and a six year contractual term. During the third quarter of fiscal year 2018, the Company began granting TSR performance stock options to executive officers under the 1996 Equity Participation Plan. The number of shares of TSR performance stock options that will become eligible to vest based on the time-based vesting schedule described below is based on a comparison over a four-year performance period of the Company’s TSR to the TSR of the companies included in the S&P Mid Cap 400 Index. The number of options that may become vested and exercisable will range from 0% to 175% of the target number of options based on the Company’s relative TSR ranking for the performance period. The Company’s TSR performance stock options have a four-year time-based vesting schedule and a six year contractual term. The TSR performance stock options must be vested under both the time-based vesting schedule and the performance-based vesting conditions in order to become exercisable. Expense for TSR performance stock options that time-vest is recognized regardless of the actual TSR outcome achieved and is recognized on a graded-vesting basis. The weighted average estimated fair value of TSR performance stock options granted during fiscal years 2019 and 2018 was $32.32 and $32.04 per share, respectively, using the Monte Carlo simulation. The weighted average estimated fair value of employee stock options granted and employee stock purchase plan shares issued during fiscal year 2019 was $18.35 and $15.14 per share, respectively, during fiscal year 2018 was $19.86 and $15.09 per share, respectively, and during fiscal year 2017 was $23.62 and $16.27 per share, respectively, using the Black-Scholes model. The weighted average assumptions (annualized percentages) used in the Black-Scholes model and Monte Carlo simulation were as follows:

	Employee Stock Options			TSR Performance Stock Options		Employee Stock Purchase Plan
	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2019	Fiscal Year 2018 *	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017
Volatility	27.9%	30.4%	33.4%	28.2%	27.5%	32.8%	22.0%	31.1%
Risk-free interest rate	2.8%	1.9%	1.7%	2.8%	1.9%	2.4%	1.3%	0.5%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected life	5.0 years	5.4 years	5.5 years	5.0 years	5.0 years	0.5 years	0.5 years	0.5 years

*	The Company began granting TSR performance stock options to executive officers in the third quarter of fiscal year 2018.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of employee stock option activity for fiscal year 2019 is presented below:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)
Outstanding at March 31, 2018	1,766,500	$61.13
Options granted	40,000	61.60
Options canceled	—	—
Options exercised	(275,000)	40.32
Outstanding at March 31, 2019	1,531,500	$64.87	2.55	$19,337
Vested and exercisable at March 31, 2019	1,164,250	$64.34	2.22	$15,321

The total intrinsic value of stock options exercised during fiscal years 2019, 2018 and 2017 was $7.9 million, $5.2 million and $8.3 million, respectively. All options issued under the Company’s stock option plans have an exercise price equal to the fair market value of the Company’s stock on the date of the grant. The Company recorded an insignificant excess tax benefit during fiscal year 2019 and an insignificant excess tax deficiency during fiscal year 2018 related to stock options exercises. No excess tax benefits were realized from stock options exercised during fiscal year 2017 as the excess tax benefit from stock options exercised increased the Company’s net operating loss carryforward.

A summary of TSR performance stock option activity for fiscal year 2019 is presented below:

	Number of Shares (1)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)
Outstanding at March 31, 2018	497,500	$73.77
TSR performance options granted	530,000	69.05
TSR performance options canceled	—	—
TSR performance options exercised	—	—
Outstanding at March 31, 2019	1,027,500	$71.34	5.15	$6,334
Vested and exercisable at March 31, 2019	—	$—	—	$—

(1)	Number of shares is based on the target number of options under each TSR performance stock option.

Restricted stock units. Restricted stock units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. There is no exercise price and no monetary payment required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock units generally vest over four years. Compensation cost for these awards is based on the fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. For fiscal years 2019, 2018 and 2017, the Company recognized $58.8 million, $54.0 million and $44.9 million, respectively, in stock-based compensation expense related to these restricted stock unit awards.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The per unit weighted average grant date fair value of restricted stock units granted during fiscal years 2019, 2018 and 2017 was $67.88, $72.89 and $69.99, respectively. A summary of restricted stock unit activity for fiscal year 2019 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding at March 31, 2018	2,862,194	$67.64
Awarded	1,321,914	67.88
Forfeited	(78,364)	69.19
Released	(1,201,502)	66.98
Outstanding at March 31, 2019	2,904,242	$67.99
Vested and deferred at March 31, 2019	173,334	$42.59

The total fair value of shares vested related to restricted stock units during the fiscal years 2019, 2018 and 2017 was $81.1 million, $64.6 million and $58.4 million, respectively.

Note 7 — Shares Used In Computing Diluted Net (Loss) Income Per Share

	Fiscal Years Ended
	March 31, 2019	March 31, 2018	March 31, 2017
	(In thousands)
Weighted average:
Common shares outstanding used in calculating basic net (loss) income per share attributable to Viasat, Inc. common stockholders	59,942	58,438	52,318
Options to purchase common stock as determined by application of the treasury stock method	—	—	246
TSR performance options to purchase common stock as determined by application of the treasury stock method	—	—	*
Restricted stock units to acquire common stock as determined by application of the treasury stock method	—	—	658
Potentially issuable shares in connection with certain terms of the ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan	—	—	174
Shares used in computing diluted net (loss) income per share attributable to Viasat, Inc. common stockholders	59,942	58,438	53,396

*	The Company began granting TSR performance stock options to executive officers in the third quarter of fiscal year 2018 (see Note 6).

The weighted average number of shares used to calculate basic and diluted net loss per share attributable to Viasat, Inc. common stockholders is the same for fiscal years ended 2019 and 2018, as the Company incurred a net loss attributable to Viasat, Inc. common stockholders for such periods and inclusion of potentially dilutive weighted average shares of common stock would be antidilutive. Potentially dilutive weighted average shares of common stock excluded from the calculation for fiscal years 2019 and 2018 were 1,291,503 and 1,358,275, respectively, relating to stock options (other than TSR performance stock options), 871,343 and 175,598, respectively, relating to TSR performance stock options, 612,318 and 1,053,649, respectively, relating to restricted stock units, and 215,956 and 193,608, respectively, relating to certain terms of the ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Antidilutive shares relating to stock options excluded from the calculation consisted of 582,315 shares for the fiscal year ended March 31, 2017. Antidilutive shares relating to restricted stock units excluded from the calculation consisted of 24 shares for the fiscal year ended March 31, 2017.

Note 8 — Income Taxes

The components of (loss) income before income taxes by jurisdiction are as follows:

	Fiscal Years Ended
	March 31, 2019	March 31, 2018	March 31, 2017
	(In thousands)
United States	$(102,643)	$(92,767)	$29,649
Foreign	(7,838)	(12,703)	(4,265)
	$(110,481)	$(105,470)	$25,384

The benefit from (provision for) income taxes includes the following:

	Fiscal Years Ended
	March 31, 2019	March 31, 2018	March 31, 2017
	(In thousands)
Current tax provision
Federal	$(821)	$(284)	$(2,041)
State	(690)	(401)	(1,167)
Foreign	(1,619)	(953)	(600)
	(3,130)	(1,638)	(3,808)
Deferred tax benefit (provision)
Federal	34,099	24,833	(4,410)
State	8,738	10,450	4,509
Foreign	1,307	1,572	92
	44,144	36,855	191
Total benefit from (provision for) income taxes	$41,014	$35,217	$(3,617)

Significant components of the Company’s net deferred tax assets are as follows:

	As of
	March 31, 2019	March 31, 2018
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$197,486	$184,177
Tax credit carryforwards	220,060	189,970
Other	57,246	52,958
Deferred revenue	24,421	1,127
Valuation allowance	(33,499)	(29,049)
Total deferred tax assets	465,714	399,183
Deferred tax liabilities:
Intangible assets	(72,776)	(73,403)
Property, equipment and satellites	(113,188)	(96,661)
Other	(21,160)	(7,709)
Total deferred tax liabilities	(207,124)	(177,773)
Net deferred tax assets	$258,590	$221,410

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the benefit from (provision for) income taxes to the amount computed by applying the statutory federal income tax rate to (loss) income before income taxes is as follows:

	Fiscal Years Ended
	March 31, 2019	March 31, 2018	March 31, 2017
	(In thousands)
Tax benefit (provision) at federal statutory rate	$23,201	$22,149	$(8,885)
State tax benefit (provision), net of federal benefit	1,815	2,605	(1,681)
Tax credits, net of valuation allowance	26,836	21,898	15,121
Non-deductible compensation	(4,527)	(2,852)	(2,659)
Non-deductible transaction costs	(70)	—	(645)
Non-deductible meals and entertainment	(929)	(727)	(794)
Stock-based compensation	180	799	(886)
Change in federal tax rate due to Tax Reform	—	(5,335)	—
Change in state effective tax rate	(684)	(235)	(417)
Foreign effective tax rate differential, net of valuation allowance	(1,552)	(2,054)	(2,391)
Unremitted subsidiary gains	(1,388)	(864)	162
Other	(1,868)	(167)	(542)
Total benefit from (provision for) income taxes	$41,014	$35,217	$(3,617)

Effective January 1, 2018, the Tax Reform reduced the corporate federal income tax rate from 35% to 21%. The Company applied the 21% federal tax rate in the rate reconciliation for fiscal year 2019 and 2018. As the Company has a March 31 fiscal year-end, the phase-in of tax rate from 35% to 21% in fiscal year 2018 resulted in a blended tax rate of 31.6%. However, the Company applied the 21% federal tax rate in the rate reconciliation for fiscal year 2018 as the fiscal year 2018 taxable loss will not be subject to federal tax at the 31.6% blended tax rate. Instead, the taxable loss increases the net operating loss carryforwards and will be subject to the lower 21% federal tax rate in future periods.

As of March 31, 2019, the Company had federal and state research credit carryforwards of $163.5 million and $146.3 million, respectively, which begin to expire in fiscal year 2026 and fiscal year 2020, respectively. As of March 31, 2019, the Company also had foreign tax credit carryforwards of approximately $1.6 million, which begin to expire in fiscal year 2021. As of March 31, 2019, the Company had federal and state net operating loss carryforwards of $761.5 million and $585.1 million, respectively, which begin to expire in fiscal year 2021 and fiscal year 2020, respectively. The Tax Reform repealed the alternative minimum tax (AMT) for tax years beginning January 1, 2018, and provides that existing AMT credit carryovers are refundable beginning in calendar year 2018. The Company has an insignificant amount of AMT credit carryovers that are expected to be fully refunded by fiscal year 2022.

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

In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Future realization of existing deferred tax assets ultimately depends on future profitability and the existence of sufficient taxable income of appropriate character (for example, ordinary income versus capital gains) within the carryforward period available under tax law. In the event that the Company’s estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established, which would cause a decrease to income in the period such determination is made. A valuation allowance of $33.5 million at March 31, 2019 and $29.0 million at March 31, 2018 has been established relating to state and foreign net operating loss carryforwards, state R&D tax credit carryforwards, and foreign tax credit carryforwards that, based on management’s estimate of future taxable income attributable to such jurisdictions and generation of additional research credits, are considered more likely than not to expire unused.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	As of
	March 31, 2019	March 31, 2018	March 31, 2017
	(In thousands)
Balance, beginning of fiscal year	$55,474	$49,066	$45,080
Decrease related to prior year tax positions	(1,183)	(155)	(421)
Increases related to current year tax positions	13,865	6,563	4,407
Balance, end of fiscal year	$68,156	$55,474	$49,066

Of the total unrecognized tax benefits at March 31, 2019, $61.2 million would reduce the Company’s annual effective tax rate if recognized, subject to valuation allowance consideration.

In the next 12 months it is reasonably possible that the amount of unrecognized tax benefits will not change significantly.

The Company is subject to periodic audits by domestic and foreign tax authorities. By statute, the Company’s U.S. federal income tax returns are subject to examination by the Internal Revenue Service (IRS) for fiscal years 2016 through 2018. Additionally, tax credit carryovers that were generated in prior years and utilized in these years may also be subject to examination by the IRS. With few exceptions, fiscal years 2015 to 2018 remain open to examination by state and foreign taxing jurisdictions. The Company believes that it has appropriate support for the income tax positions taken on its tax returns and its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest or penalties associated with uncertain tax positions as of March 31, 2019 and 2018.

U.S. Tax Reform

On December 22, 2017, the Tax Reform was enacted into law. Among other matters, the Tax Reform lowered the corporate federal income tax rate from 35% to 21%, effective January 1, 2018, and transitioned U.S. international taxation from a worldwide tax system to a modified territorial tax system, including a one-time transition tax on accumulated foreign earnings, and created new taxes on certain foreign earnings.

The Company re-measured its deferred tax balances as of December 22, 2017 to reflect the 21% reduced tax rate and recognized an income tax expense of $5.3 million for the fiscal year ended March 31, 2018. The one-time transition tax had no impact to the Company’s income tax provision.

The Securities and Exchange Commission issued rules under SAB 118 that allowed for a measurement period of up to one year after the enactment date of the Tax Reform to finalize the recording of the related enactment-date tax impacts. The Company finalized its accounting for the related enactment-date tax impacts during fiscal year 2019 with no adjustments to the provisional estimate recorded at December 31, 2017. The Company has accounted for the fiscal year 2019 impacts of the Tax Reform in its benefit from (provision for) income taxes in accordance with its interpretation of the Tax Reform and available guidance. However, additional Treasury regulations and other interpretive guidance are expected. The impact of any additional guidance will be recorded in the subsequent periods in which the additional guidance is released.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 9 — Equity Method Investments and Related Party Transactions

Eutelsat strategic partnering arrangement

In March 2017, the Company acquired a 49% interest in Euro Broadband Infrastructure Sàrl (Euro Infrastructure Co.) for $139.5 million as part of the consummation of the Company’s strategic partnering arrangement with Eutelsat. The Company’s total net cash outlay for its investment in Euro Infrastructure Co., including approximately $2.4 million of transaction costs, was approximately $141.9 million. The Company’s investment in Euro Infrastructure Co. is accounted for under the equity method and the total investment, including basis difference allocated to tangible assets, identifiable intangible assets, deferred income taxes and goodwill, is classified as a single line item, as an investment in unconsolidated affiliate, on the Company’s consolidated balance sheets. Because the underlying net assets in Euro Infrastructure Co. and the related excess carrying value of investment over the proportionate share of net assets are denominated in Euros, foreign currency translation gains or losses impact the recorded value of the Company’s investment. The Company recorded a foreign currency translation loss, net of tax, of approximately $5.6 million and a gain, net of tax, of approximately $12.7 million for the fiscal years ended March 31, 2019 and 2018, respectively, in accumulated other comprehensive income (loss). The Company records its proportionate share of the results of Euro Infrastructure Co., and any related basis difference amortization expense, within equity in income (loss) of unconsolidated affiliate, net, one quarter in arrears. Accordingly, the Company included its share of the results of Euro Infrastructure Co. from the date of the Company’s investment in Euro Infrastructure Co. on March 3, 2017 through December 31, 2017 in its consolidated financial statements for the fiscal year ended March 31, 2018 and included its share of the results of Euro Infrastructure Co. for the twelve months ended December 31, 2018 in its consolidated financial statements for the fiscal year ended March 31, 2019. The Company’s investment in Euro Infrastructure Co. is presented at cost of investment plus its accumulated proportional share of income or loss, including amortization of the difference in the historical basis of the Company’s contribution, less any distributions it has received.

The difference between the Company’s carrying value of its investment in Euro Infrastructure Co. and its proportionate share of the net assets of Euro Infrastructure Co. as of March 31, 2019 and March 31, 2018 is summarized as follows:

	As of March 31, 2019	As of March 31, 2018
	(In thousands)
Carrying value of investment in Euro Infrastructure Co.	$160,711	$163,835
Less: proportionate share of net assets of Euro Infrastructure Co.	145,016	147,115
Excess carrying value of investment over proportionate share of net assets	$15,695	$16,720
The excess carrying value has been primarily assigned to:
Goodwill	$22,476	$23,523
Identifiable intangible assets	10,670	12,839
Tangible assets	(18,522)	(21,342)
Deferred income taxes	1,071	1,700
	$15,695	$16,720

The identifiable intangible assets have useful lives of up to 11 years and a weighted average useful life of approximately ten years, and tangible assets have useful lives of up to 11 years and a weighted average useful life of approximately 11 years. Goodwill is not deductible for tax purposes.

The Company’s share of income on its investment in Euro Infrastructure Co. was $3.0 million and $2.0 million for the fiscal years ended March 31, 2019 and 2018, respectively, consisting of the Company’s share of equity in Euro Infrastructure Co.’s income, including amortization of the difference in the historical basis of the Company’s contribution. As the Company records its proportionate share of the results of Euro Infrastructure Co., and any related basis difference amortization expense, within equity in income (loss) of unconsolidated affiliate, net, one quarter in arrears, the Company did not have any share of income on its investment in Euro Infrastructure Co. in fiscal year 2017.

Since acquiring its interest in Euro Infrastructure Co., the Company has recorded $6.4 million in retained earnings of undistributed cumulative earnings in equity interests, net of tax, as of March 31, 2019.

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

	Fiscal Years Ended
	March 31, 2019	March 31, 2018	March 31, 2017
	(In thousands)
Revenue – Euro Infrastructure Co.	$8,365	$9,277	$ *
Expense – Euro Infrastructure Co.	14,302	7,134	*
Cash received – Euro Infrastructure Co.	11,276	7,460	*
Cash paid – Euro Infrastructure Co.	15,191	7,040	*
Cash paid – Ducommun Inc.	20,059	**	**

	As of March 31, 2019	As of March 31, 2018
	(In thousands)
Accounts receivable – Euro Infrastructure Co.	$ *	$3,307
Collections in excess of revenues and deferred revenues – Euro Infrastructure Co.	4,703	3,246
Accounts payable – Ducommun Inc.	*	2,073

*	Amount was insignificant.
**	There was no related-party activity for the periods indicated.

Note 10 — Employee Benefits

The Company is a sponsor of a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code. Under the plan, the Company may make discretionary contributions to the plan which vest over three years. The Company’s discretionary matching contributions to the plan are based on the amount of employee contributions and can be made in cash or the Company’s common stock at the Company’s election. Subsequent to the 2019 fiscal year end, the Company elected to settle the discretionary contributions liability in shares of the Company’s common stock, consistent with fiscal year 2018. Based on the closing price of the Company’s common stock at the 2019 fiscal year end, the Company would issue approximately 294,839 shares of common stock at this time. Discretionary contributions accrued by the Company as of March 31, 2019 and 2018 amounted to $22.9 million and $19.4 million, respectively.

Note 11 — Commitments

In January 2008, the Company entered into several agreements with Space Systems/Loral, Inc. (SS/L), its former parent company Loral Space & Communications, Inc. (Loral) and Telesat Canada related to the Company’s ViaSat-1 satellite, which was placed into service in January 2012. In May 2013, the Company entered into an agreement to purchase the ViaSat-2 satellite from The Boeing Company (Boeing), which satellite was placed into service during the fourth quarter of fiscal year 2018. The Company’s contracts with SS/L and Boeing require the Company to make monthly in-orbit satellite performance incentive payments, including interest through approximately fiscal year 2028, subject to the continued satisfactory performance of the satellites. The Company records the net present value of these expected future payments as a liability and as a component of the cost of the satellites. As of March 31, 2019, the Company’s estimated satellite performance incentive obligations and accrued interest for the ViaSat-1 and ViaSat-2 satellites were approximately $28.2 million, of which $2.9 million and $25.3 million have been classified as current in accrued liabilities and non-current in other liabilities, respectively. Under the satellite construction contracts with SS/L and Boeing, the Company may incur up to $37.0 million in total costs for satellite performance incentive obligations and related interest earned through approximately fiscal year 2028 with potential future minimum payments of $2.6 million, $2.8 million, $3.3 million, $5.0 million and $5.3 million in fiscal years 2020, 2021, 2022, 2023 and 2024, respectively, with $18.0 million in commitments thereafter.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In July 2016, the Company entered into two separate agreements with Boeing for the construction and purchase of two ViaSat-3 class satellites and the integration of Viasat’s payload technologies into the satellites. Pursuant to these agreements, as amended, the aggregate purchase price for the two satellites is approximately $390.1 million (subject to purchase price adjustments based on factors such as launch delay and early delivery), plus an additional amount for launch support services to be performed by Boeing. In addition, under one of these agreements, the Company had the option to order one additional ViaSat-3 class satellite, with respect to which the Company signed an agreement to proceed in January 2019 for the third ViaSat-3 class satellite. The first ViaSat-3 class satellite is expected to provide broadband services over the Americas, the second is expected to provide broadband services over the Europe, Middle East and Africa (EMEA) region, and the third is expected to provide broadband services over Asia and Pacific (APAC) region, enabling the Company to deliver affordable connectivity worldwide.

In addition to the satellite construction agreements described above, the Company also enters into various other satellite-related purchase commitments, including with respect to the provision of launch services, operation of our satellites and satellite insurance. As of March 31, 2019, future minimum payments under the Company’s satellite construction contracts and other satellite-related purchase commitments for the next five fiscal years and thereafter were as follows:

Fiscal Years Ending	(In thousands)
2020	$362,800
2021	147,386
2022	162,091
2023	107,304
2024	7,234
Thereafter	14,178
$800,993

The Company has various other purchase commitments under satellite capacity agreements which are used to provide satellite networking services to its customers for future minimum payments of approximately $68.4 million, $53.0 million, $25.6 million, $19.8 million and $1.8 million in fiscal years 2020, 2021, 2022, 2023 and 2024, respectively, and no further minimum payments thereafter.

The Company leases office and other facilities under non-cancelable operating leases which expire between fiscal year 2020 and fiscal year 2033 with initial terms ranging from one to 15 years and which provide for pre-negotiated fixed rental rates during the terms of the lease. Certain of the Company’s facilities leases contain option provisions which allow for extension of the lease terms.

For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as rent expense on a straight-line basis over the lease term as that term is defined in the authoritative guidance for leases including any option periods considered in the lease term and any periods during which the Company has use of the property but is not charged rent by a landlord (rent holiday). Leasehold improvement incentives paid to the Company by a landlord are recorded as a liability and amortized as a reduction of rent expense over the lease term. Total rent expense was $53.5 million, $41.2 million and $34.0 million in fiscal years 2019, 2018 and 2017, respectively.

As of March 31, 2019, future minimum lease payments for the next five fiscal years and thereafter were as follows:

Fiscal Years Ending	(In thousands)
2020	$59,164
2021	59,452
2022	57,500
2023	50,933
2024	51,000
Thereafter	183,077
$461,126

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

The Company has contracts with various U.S. government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal year 2019. As of March 31, 2019, the DCAA had completed its incurred cost audit for fiscal years 2004 and 2016 and approved the Company’s incurred costs for those fiscal years, as well as approved the Company’s incurred costs for fiscal years 2005 through 2015, 2017 and 2018 without further audit based on a determination of low risk. Although the Company has recorded contract revenues subsequent to fiscal year 2018 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of March 31, 2019 and 2018, the Company had $4.9 million and $1.6 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on the status of the related contracts.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 13 — Product Warranty

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within 12 months are classified as accrued liabilities and amounts expected to be incurred beyond 12 months are classified as other liabilities in the consolidated financial statements. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, the Company bases its estimates on its experience with the technology involved and the types of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual in fiscal years 2019, 2018 and 2017.

	Fiscal Years Ended
	March 31, 2019	March 31, 2018	March 31, 2017
	(In thousands)
Balance, beginning of period	$6,914	$11,058	$11,434
Change in liability for warranties issued in period	5,080	897	7,815
Settlements made (in cash or in kind) during the period	(4,410)	(5,041)	(8,191)
Balance, end of period	$7,584	$6,914	$11,058

Note 14 — Segment Information

The Company’s reporting segments, comprised of the satellite services, commercial networks and government systems segments, are primarily distinguished by the type of customer and the related contractual requirements. The Company’s satellite services segment provides satellite-based broadband and related services to residential customers, customers accessing our services via our Community and Urban Wi-Fi hotspot distribution channels, enterprises, commercial airlines and mobile broadband customers. The Company’s commercial networks segment develops and offers advanced satellite and wireless broadband platforms, ground networking equipment, radio frequency and advanced microwave solutions, ASIC chip design, satellite payload development and space-to-earth connectivity systems, some of which are ultimately used by the Company’s satellite services segment. The Company’s government systems segment provides global mobile broadband services to military and government users and develops and offers network-centric, IP-based fixed and mobile secure communications products and solutions. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the satellite services and commercial networks segments. The Company’s segments are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment revenues and operating profits (losses) for the fiscal years ended March 31, 2019, March 31, 2018 and March 31, 2017 were as follows:

	Fiscal Years Ended
	March 31, 2019	March 31, 2018	March 31, 2017
	(In thousands)
Revenues:
Satellite services
Product (1)	$—	$664	$27,711
Service	684,205	588,623	601,936
Total	684,205	589,287	629,647
Commercial networks
Product	383,547	198,034	211,458
Service	44,857	35,187	33,149
Total	428,404	233,221	244,607
Government systems
Product	709,144	556,849	474,767
Service	246,505	215,268	210,316
Total	955,649	772,117	685,083
Elimination of intersegment revenues	—	—	—
Total revenues	$2,068,258	$1,594,625	$1,559,337
Operating profits (losses):
Satellite services (1)	$(64,321)	$12,018	$131,085
Commercial networks	(166,613)	(229,105)	(180,496)
Government systems (2)	179,969	137,131	96,658
Elimination of intersegment operating profits	—	—	—
Segment operating (loss) profit before corporate and amortization of acquired intangible assets	(50,965)	(79,956)	47,247
Corporate	—	—	—
Amortization of acquired intangible assets	(9,655)	(12,231)	(10,788)
(Loss) income from operations	$(60,620)	$(92,187)	$36,459

(1)

Product revenues and operating profits in the satellite services segment included $26.8 million for the fiscal year ended March 31, 2017, relating to amounts realized under the Company’s settlement agreement entered into in fiscal year 2015 with SS/L and its former parent company Loral. As of March 31, 2017, all payments pursuant to this settlement agreement had been recorded and no further impacts to the Company’s consolidated financial statements are anticipated related to this settlement agreement.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. The Company’s property and equipment, including its satellites, earth stations and other networking equipment, are assigned to corporate assets as they are available for use by the various segments throughout their estimated useful lives. Segment assets as of March 31, 2019 and March 31, 2018 were as follows:

	As of March 31, 2019	As of March 31, 2018
	(In thousands)
Segment assets:
Satellite services	$85,907	$66,830
Commercial networks	183,200	211,447
Government systems	408,422	337,451
Total segment assets	677,529	615,728
Corporate assets	3,237,758	2,798,381
Total assets	$3,915,287	$3,414,109

Other acquired intangible assets, net and goodwill included in segment assets as of March 31, 2019 and 2018 were as follows:

	Other Acquired Intangible Assets, Net		Goodwill
	As of March 31, 2019	As of March 31, 2018	As of March 31, 2019	As of March 31, 2018
	(In thousands)
Satellite services	$10,453	$16,580	$13,617	$13,991
Commercial networks	1,798	3,340	43,933	44,011
Government systems	10,050	11,942	64,169	63,083
Total	$22,301	$31,862	$121,719	$121,085

Amortization of acquired intangible assets by segment for the fiscal years ended March 31, 2019, March 31, 2018 and March 31, 2017 was as follows:

	Fiscal Years Ended
	March 31, 2019	March 31, 2018	March 31, 2017
	(In thousands)
Satellite services	$4,857	$7,622	$5,866
Commercial networks	1,542	1,563	1,679
Government systems	3,256	3,046	3,243
Total amortization of acquired intangible assets	$9,655	$12,231	$10,788

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue information by geographic area for the fiscal years ended March 31, 2019, March 31, 2018 and March 31, 2017 was as follows:

	Fiscal Years Ended
	March 31, 2019	March 31, 2018	March 31, 2017
	(In thousands)
U.S. customers	$1,836,304	$1,403,473	$1,352,002
Non U.S. customers (each country individually insignificant)	231,954	191,152	207,335
Total revenues	$2,068,258	$1,594,625	$1,559,337

The Company distinguishes revenues from external customers by geographic area based on customer location.

The net book value of long-lived assets located outside the United States was $70.4 million at March 31, 2019 and $53.4 million at March 31, 2018.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Three Fiscal Years Ended March 31, 2019

Allowance for Doubtful Accounts
(In thousands)
Balance, March 31, 2016	$1,153
Charged (credited) to costs and expenses	7,139
Deductions	(6,822)
Balance, March 31, 2017	$1,470
Charged (credited) to costs and expenses	8,357
Deductions	(7,800)
Balance, March 31, 2018	$2,027
Charged (credited) to costs and expenses	7,462
Deductions	(7,777)
Balance, March 31, 2019	$1,712

Deferred Tax Asset Valuation Allowance
(In thousands)
Balance, March 31, 2016	$17,089
Charged (credited) to costs and expenses	639
Deductions	—
Balance, March 31, 2017	$17,728
Charged (credited) to costs and expenses	11,321
Deductions	—
Balance, March 31, 2018	$29,049
Charged (credited) to costs and expenses	4,450
Deductions	—
Balance, March 31, 2019	$33,499

II-1