Form 10-Q
period 2019-06-30
VIASAT INC
filed 2019-08-09
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019.

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of July 26, 2019 was 61,296,789.

VIASAT, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of June 30, 2019	As of March 31, 2019
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$129,883	$261,701
Accounts receivable, net	303,619	300,307
Inventories	263,833	234,518
Prepaid expenses and other current assets	106,847	90,646
Total current assets	804,182	887,172

Satellites, net	1,274,672	1,215,663
Property and equipment, net	941,373	909,627
Operating lease right-of-use assets	320,227	—
Other acquired intangible assets, net	20,354	22,301
Goodwill	121,615	121,719
Other assets	779,863	758,805
Total assets	$4,262,286	$3,915,287
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$145,544	$157,275
Accrued and other liabilities	324,885	308,268
Current portion of long-term debt	19,652	19,937
Total current liabilities	490,081	485,480
Senior notes	1,283,746	1,282,898
Other long-term debt	99,210	110,005
Non-current operating lease liabilities	297,867	—
Other liabilities	118,090	120,826
Total liabilities	2,288,994	1,999,209
Commitments and contingencies (Note 9)
Equity:
Viasat, Inc. stockholders’ equity
Common stock	6	6
Paid-in capital	1,726,009	1,656,819
Retained earnings	234,117	245,585
Accumulated other comprehensive income	3,099	5,338
Total Viasat, Inc. stockholders’ equity	1,963,231	1,907,748
Noncontrolling interest in subsidiary	10,061	8,330
Total equity	1,973,292	1,916,078
Total liabilities and equity	$4,262,286	$3,915,287

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended
	June 30, 2019	June 30, 2018
	(In thousands, except per share data)
Revenues:
Product revenues	$263,615	$218,129
Service revenues	273,422	220,740
Total revenues	537,037	438,869
Operating expenses:
Cost of product revenues	196,940	173,448
Cost of service revenues	187,519	171,432
Selling, general and administrative	125,132	112,642
Independent research and development	33,474	33,373
Amortization of acquired intangible assets	2,037	2,453
Loss from operations	(8,065)	(54,479)
Other income (expense):
Interest income	925	36
Interest expense	(11,174)	(11,324)
Loss before income taxes	(18,314)	(65,767)
Benefit from income taxes	7,210	29,205
Equity in income of unconsolidated affiliate, net	1,367	1,065
Net loss	(9,737)	(35,497)
Less: net income (loss) attributable to noncontrolling interests, net of tax	1,731	(1,487)
Net loss attributable to Viasat, Inc.	$(11,468)	$(34,010)
Basic net loss per share attributable to Viasat, Inc. common stockholders	$(0.19)	$(0.57)
Diluted net loss per share attributable to Viasat, Inc. common stockholders	$(0.19)	$(0.57)
Shares used in computing basic net loss per share	60,917	59,208
Shares used in computing diluted net loss per share	60,917	59,208
Comprehensive income (loss):
Net loss	$(9,737)	$(35,497)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on hedging, net of tax	45	(326)
Foreign currency translation adjustments, net of tax	(2,284)	203
Other comprehensive loss, net of tax	(2,239)	(123)
Comprehensive loss	(11,976)	(35,620)
Less: comprehensive income (loss) attributable to noncontrolling interests, net of tax	1,731	(1,487)
Comprehensive loss attributable to Viasat, Inc.	$(13,707)	$(34,133)

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	June 30, 2019	June 30, 2018
	(In thousands)
Cash flows from operating activities:
Net loss	$(9,737)	$(35,497)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	68,802	63,793
Amortization of intangible assets	15,210	14,004
Stock-based compensation expense	21,227	19,126
Loss on disposition of fixed assets	13,134	12,549
Other non-cash adjustments	(5,367)	(29,148)
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(5,472)	24,125
Inventories	(29,252)	(22,245)
Other assets	(13,595)	(10,812)
Accounts payable	(3,869)	(386)
Accrued liabilities	(8,000)	12,226
Other liabilities	3,383	6,079
Net cash provided by operating activities	46,464	53,814
Cash flows from investing activities:
Purchase of property, equipment and satellites	(166,115)	(146,633)
Cash paid for patents, licenses and other assets	(21,936)	(12,155)
Proceeds from insurance claims on ViaSat-2 satellite	2,277	—
Payment related to acquisition of business, net of cash acquired	—	(2,070)
Net cash used in investing activities	(185,774)	(160,858)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	—	130,000
Payments of revolving credit facility borrowings	—	(15,000)
Payments of Ex-Im credit facility borrowings	(11,821)	(22,650)
Payment of debt issuance costs	(2,479)	—
Proceeds from issuance of common stock under equity plans	24,377	7,655
Purchase of common stock in treasury (immediately retired) related to tax withholdings for stock-based compensation	(2,328)	(5,969)
Other financing activities	(255)	(2,376)
Net cash provided by financing activities	7,494	91,660
Effect of exchange rate changes on cash	(2)	(1,273)
Net decrease in cash and cash equivalents	(131,818)	(16,657)
Cash and cash equivalents at beginning of period	261,701	71,446
Cash and cash equivalents at end of period	$129,883	$54,789
Non-cash investing and financing activities:
Issuance of common stock in satisfaction of certain accrued employee compensation liabilities	$22,829	$32,129
Capital expenditures not paid for	$10,250	$7,637

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Viasat, Inc. Stockholders
	Common Stock
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
	(In thousands, except share data)
Balance at March 31, 2019	60,550,093	$6	$1,656,819	$245,585	$5,338	$8,330	$1,916,078
Exercise of stock options	259,125	—	16,071	—	—	—	16,071
Issuance of stock under Employee Stock Purchase Plan	165,770	—	8,306	—	—	—	8,306
Stock-based compensation	—	—	24,312	—	—	—	24,312
Shares issued in settlement of certain accrued employee compensation liabilities	255,615	—	22,829	—	—	—	22,829
RSU awards vesting, net of shares withheld for taxes which have been retired	46,330	—	(2,328)	—	—	—	(2,328)
Net (loss) income	—	—	—	(11,468)	—	1,731	(9,737)
Other comprehensive loss, net of tax	—	—	—	—	(2,239)	—	(2,239)
Balance at June 30, 2019	61,276,933	$6	$1,726,009	$234,117	$3,099	$10,061	$1,973,292

Balance at March 31, 2018	58,905,274	$6	$1,535,635	$285,960	$15,565	$10,841	$1,848,007
Exercise of stock options	7,100	—	271	—	—	—	271
Issuance of stock under Employee Stock Purchase Plan	132,180	—	7,384	—	—	—	7,384
Stock-based compensation	—	—	21,738	—	—	—	21,738
Shares and fully-vested RSUs issued in settlement of certain accrued employee compensation liabilities, net of shares withheld for taxes which have been retired	438,433	—	27,701	—	—	—	27,701
RSU awards vesting, net of shares withheld for taxes which have been retired	44,533	—	(1,541)	—	—	—	(1,541)
Cumulative effect adjustment upon adoption of new revenue recognition guidance (ASU 2014-09)	—	—	—	25,881	—	—	25,881
Other noncontrolling interest activity	—	—	(2,021)	—	—	147	(1,874)
Net loss	—	—	—	(34,010)	—	(1,487)	(35,497)
Other comprehensive loss, net of tax	—	—	—	—	(123)	—	(123)
Balance at June 30, 2018	59,527,520	$6	$1,589,167	$277,831	$15,442	$9,501	$1,891,947

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation

The accompanying condensed consolidated balance sheet at June 30, 2019, the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended June 30, 2019 and 2018, the condensed consolidated statements of cash flows for the three months ended June 30, 2019 and 2018 and the condensed consolidated statements of equity for the three months ended June 30, 2019 and 2018 have been prepared by the management of Viasat, Inc. (also referred to hereafter as the Company or Viasat), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended March 31, 2019 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 31, 2019 included in the Company’s Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Performance obligations

The timing of satisfaction of performance obligations may require judgment. The Company derives a substantial portion of its revenues from contracts with customers for services, primarily consisting of connectivity services. These contracts typically require advance or recurring monthly payments by the customer. The Company’s obligation to provide connectivity services is satisfied over time as the customer simultaneously receives and consumes the benefits provided. The measure of progress over time is based upon either a period of time (e.g., over the estimated contractual term) or usage (e.g., bandwidth used/bytes of data processed). The Company evaluates whether broadband equipment provided to its customer as part of the delivery of connectivity services represents a lease in accordance with ASC 842. As discussed further below under “Leases - Lessor accounting”, for broadband equipment leased to consumer broadband customers in conjunction with the delivery of connectivity services, the Company accounts for the lease and non-lease components of connectivity service arrangements as a single performance obligation as the connectivity services represent the predominant component.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Contract costs on U.S. government contracts are subject to audit and review by the Defense Contracting Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. government agencies, as well as negotiations with U.S. government representatives. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal year 2019. As of June 30, 2019, the DCAA had completed its incurred cost audit for fiscal years 2004 and 2016 and approved the Company’s incurred costs for those fiscal years, as well as approved the Company’s incurred costs for fiscal years 2005 through 2015, 2017 and 2018 without further audit based on a determination of low risk. Although the Company has recorded contract revenues subsequent to fiscal year 2018 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of June 30, 2019 and March 31, 2019, the Company had $4.9 million in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts (see Note 9).

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

Transaction price allocated to remaining performance obligations

The Company’s remaining performance obligations represent the transaction price of firm contracts and orders for which work has not been performed. The Company includes in its remaining performance obligations only those contracts and orders for which it has accepted purchase orders. Remaining performance obligations associated with the Company’s subscribers for fixed consumer and business broadband services in its satellite services segment exclude month-to-month service contracts in accordance with a practical expedient and are estimated using a portfolio approach in which the Company reviews all relevant promotional activities and calculates the remaining performance obligation using the average service component for the portfolio and the average time remaining under the contract. The Company’s future recurring in-flight connectivity (IFC) service contracts in its satellite services segment do not have minimum service purchase requirements and therefore are not included in the Company’s remaining performance obligations. As of June 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.8 billion, of which the Company expects to recognize a little over half over the next twelve months, with the balance recognized thereafter.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

The following sets forth disaggregated reported revenue by segment and product and services for the three months ended June 30, 2019 and June 30, 2018:

	Three Months Ended June 30, 2019
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$64,901	$198,714	$263,615
Service revenues	196,815	14,111	62,496	273,422
Total revenues	$196,815	$79,012	$261,210	$537,037
.
	Three Months Ended June 30, 2018
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$85,133	$132,996	$218,129
Service revenues	153,561	9,933	57,246	220,740
Total revenues	$153,561	$95,066	$190,242	$438,869

Revenues from the U.S. government as an individual customer comprised approximately 30% and 28% of total revenues for the three months ended June 30, 2019 and June 30, 2018, respectively, mainly reported within the government systems segment. The Company’s commercial customers, mainly reported within the commercial networks and satellite services segments, comprised approximately 70% and 72% of total revenues for the three months ended June 30, 2019 and June 30, 2018, respectively.

The Company’s satellite services segment revenues are primarily derived from the Company’s fixed broadband services, IFC services and worldwide managed network services.

Revenues in the Company’s commercial networks and government systems segments are primarily derived from three types of contracts: fixed-price, cost-reimbursement, and time-and-materials contracts. Fixed-price contracts (which require the Company to provide products and services under a contract at a specified price) comprised approximately 87% and 89% of the Company’s total revenues for these segments for the three months ended June 30, 2019 and June 30, 2018, respectively. The remainder of the Company’s revenues in these segments for such periods was derived primarily from cost-reimbursement contracts (under which the Company is reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (under which the Company is reimbursed for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

Historically, a significant portion of the Company’s revenues in its commercial networks and government systems segments has been derived from customer contracts that include the development of products. The development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for the Company’s funded development from its customer contracts were approximately 23% and 18% of its total revenues for the three months ended June 30, 2019 and June 30, 2018, respectively.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Revenues by geographic area for the three months ended June 30, 2019 and June 30, 2018 were as follows:

	Three Months Ended
	June 30, 2019	June 30, 2018
	(In thousands)
U.S. customers	$461,283	$378,172
Non-U.S. customers (each country individually insignificant)	75,754	60,697
Total revenues	$537,037	$438,869

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

The following table presents contract assets and liabilities as of June 30, 2019 and March 31, 2019:

	As of June 30, 2019	As of March 31, 2019
	(In thousands)
Unbilled accounts receivable	$97,460	$83,743
Collections in excess of revenues and deferred revenues	123,304	125,540
Deferred revenues, long-term portion	85,894	71,230

Unbilled accounts receivable increased $13.7 million during the three months ended June 30, 2019, primarily driven by revenue recognized in the Company’s government systems segment in excess of billings.

Collections in excess of revenues and deferred revenues decreased $2.2 million during the three months ended June 30, 2019, primarily driven by revenue recognized in excess of advances on goods or services received in the Company’s satellite services segment.

During the three months ended June 30, 2019, the Company recognized revenue of $52.6 million related to the Company’s collections in excess of revenues and deferred revenues at March 31, 2019.

Advertising costs

In accordance with the authoritative guidance for advertising costs (ASC 720-35), advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising expenses for the three months ended June 30, 2019 and 2018 were $5.0 million and $6.6 million, respectively.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

Costs related to internally developed software for internal uses are capitalized after the preliminary project stage is complete and are amortized over the estimated useful lives of the assets, which are approximately three to seven years. Capitalized costs for internal-use software are included in property and equipment, net in the Company’s consolidated balance sheet.

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (ASC 835-20). With respect to the ViaSat-3 class satellites, gateway and networking equipment and other assets under construction, the Company capitalized $11.3 million and $6.2 million of interest expense for the three months ended June 30, 2019 and June 30, 2018, respectively.

The Company owns three satellites in service: ViaSat-2 (its second-generation high-capacity Ka-band spot-beam satellite, which was placed into service in the fourth quarter of fiscal year 2018), ViaSat-1 (its first-generation high-capacity Ka-band spot-beam satellite, which was placed into service in January 2012) and WildBlue-1 (which was placed into service in March 2007). The Company also has two third-generation ViaSat-3 class satellites that have entered the phase of full construction. In July 2019, the Company entered into an agreement with The Boeing Company (Boeing) for the construction and purchase of a third ViaSat-3 class satellite and the integration of Viasat’s payload technologies into the satellite. The Company also has an exclusive prepaid lifetime capital lease of Ka-band capacity over the contiguous United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and owns related earth stations and networking equipment for all of its satellites. The Company periodically reviews the remaining estimated useful life of its satellites to determine if revisions to estimated lives are necessary. The Company procures indoor and outdoor CPE units leased to subscribers under a retail leasing program as part of the Company’s satellite services segment, which are reflected in investing activities and property and equipment in the accompanying condensed consolidated financial statements. The Company depreciates the satellites, earth stations and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of June 30, 2019 were $377.2 million and $148.8 million, respectively. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of March 31, 2019 were $373.4 million and $142.6 million, respectively.

On June 1, 2017, the Company’s second-generation ViaSat-2 satellite was successfully launched into orbit. In the fourth quarter of fiscal year 2018, shortly before the launch of commercial broadband services on the satellite, the Company reported an antenna deployment issue. The Company worked with the satellite manufacturer to determine the root cause of the antenna deployment issue, potential correcting measures, and resulting damage. In the second quarter of fiscal year 2019, the root cause analysis was completed. Based on that analysis, during the second quarter of fiscal year 2019, the Company recorded a reduction to the carrying value of the ViaSat-2 satellite of $177.4 million, with a corresponding insurance receivable of $177.4 million, based on the Company’s estimated ViaSat-2 output capabilities as compared to the anticipated, potential and configured capacity of the ViaSat-2 satellite. During the three months ended June 30, 2019, the Company received $2.3 million (for a cumulative total of $188.0 million) in insurance recovery proceeds related to such claims. No insurance recovery proceeds were received during the three months ended June 30, 2018. The ViaSat-2 satellite was primarily financed by the Company’s direct loan facility with the Export-Import Bank of the United States for ViaSat-2 (the Ex-Im Credit Facility) (see Note 7 — Senior Notes and Other Long-Term Debt for more information). Pursuant to the terms of the Ex-Im Credit Facility, insurance proceeds received from such claims were used to pay down outstanding borrowings under the Ex-Im Credit Facility.

Occasionally, the Company may enter into capital lease arrangements for various machinery, equipment, computer-related equipment, software, furniture or fixtures. The Company records amortization of assets leased under capital lease arrangements within depreciation expense.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Leases

The Company adopted ASU 2016-02, Leases, as amended, commonly referred to as ASC 842, on April 1, 2019 using the optional transition method. Under the optional transition method, the Company applied the new guidance to all leases that commenced before and were existing as of April 1, 2019. Accordingly, the Company did not adjust comparative periods or make the new required lease disclosures for periods before the adoption date of April 1, 2019.  The primary impact of ASC 842 on the Company’s consolidated financial statements is the recognition of right-of-use assets and related liabilities on its consolidated balance sheet for operating leases where the Company is the lessee. The Company’s adoption of ASC 842 did not have a material impact on its results of operations or on its cash flow for the three months ended June 30, 2019.

The Company elected certain practical expedients under its transition method, including the practical expedient package to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the classification of existing leases, and (iii) initial direct costs for any existing leases. The Company also has elected the land easement transition practical expedient, and did not reassess whether an existing or expired land easement is a lease or contains a lease if it has not historically been accounted for as a lease. In addition, for real estate and satellite leases, the Company has elected not to separate non-lease components from lease components and instead will account for each separate lease and non-lease component as a single lease component for real estate and satellite leases.

The following table presents the summary of the impact of adopting the new standard:

Condensed Consolidated Balance Sheets	As of March 31, 2019	Impact of ASC 842	As of April 1, 2019
	(In thousands)
Prepaid expenses and other current assets	$90,646	$(467)	$90,179
Operating lease right-of-use assets	—	327,329	327,329
Total assets	3,915,287	326,862	4,242,149
Accrued and other liabilities	308,268	38,406	346,674
Non-current operating lease liabilities	—	305,167	305,167
Other liabilities	120,826	(16,711)	104,115
Total liabilities	1,999,209	326,862	2,326,071
Total liabilities and equity	3,915,287	326,862	4,242,149

Lessee accounting

For contracts entered into on or after April 1, 2019, the Company assesses at contract inception whether the contract is, or contains, a lease. Generally, the Company determines that a lease exists when (i) the contract involves the use of a distinct identified asset, (ii) the Company obtains the right to substantially all economic benefits from use of the asset, and (iii) the Company has the right to direct the use of the asset. A lease is classified as a finance lease when one or more of the following criteria are met: (i) the lease transfers ownership of the asset by the end of the lease term, (ii) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (iii) the lease term is for a major part of the remaining useful life of the asset, (iv) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset or (v) the asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. A lease is classified as an operating lease if it does not meet any of these criteria.

At the lease commencement date, the Company recognizes a right-of-use asset and a lease liability for all leases, except short-term leases with an original term of 12 months or less. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease. The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, less any lease incentives received. All right-of-use assets are periodically reviewed for impairment in accordance with standards that apply to long-lived assets. The lease liability is initially measured at the present value of the lease payments, discounted using an estimate of our incremental borrowing rate for a collateralized loan with the same term as the underlying leases. The Company reports operating lease right-of-use assets in operating lease right-of-use assets and the current and noncurrent portions of its operating lease liabilities in accrued and other liabilities and non-current operating lease liabilities, respectively.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Lease payments included in the measurement of lease liabilities consist of (i) fixed lease payments for the noncancelable lease term, (ii) fixed lease payments for optional renewal periods where it is reasonably certain the renewal option will be exercised, and (iii) variable lease payments that depend on an underlying index or rate, based on the index or rate in effect at lease commencement. Certain of the Company’s real estate lease agreements require variable lease payments that do not depend on an underlying index or rate established at lease commencement. Such payments and changes in payments based on a rate or index are recognized in operating expenses when incurred.

Lease expense for operating leases consists of the fixed lease payments recognized on a straight-line basis over the lease term plus variable lease payments as incurred.

Lessor accounting

For broadband equipment leased to consumer broadband customers in conjunction with the delivery of connectivity services, the Company has made an accounting policy election not to separate the broadband equipment from the related connectivity services. The connectivity services are the predominant component of these arrangements. The connectivity services are accounted for in accordance with ASC 606. The Company is also a lessor for certain insignificant communications equipment. These leases meet the criteria for operating lease classification. Lease income associated with these leases is not material.

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs of $3.2 million related to patents were included in other assets as of June 30, 2019 and March 31, 2019. The Company capitalized costs of $34.5 million and $22.9 million related to acquiring and obtaining orbital slots and other licenses included in other assets as of June 30, 2019 and March 31, 2019, respectively. Accumulated amortization related to these assets was $3.2 million and $3.0 million as of June 30, 2019 and March 31, 2019, respectively. Amortization expense related to these assets was an insignificant amount for the three months ended June 30, 2019 and 2018. If a patent, orbital slot or orbital license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During the three months ended June 30, 2019 and 2018, the Company did not write off any significant costs due to abandonment or impairment.

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense using the effective interest rate method, or, when the results are not materially different, on a straight-line basis over the expected term of the related debt. During the three months ended June 30, 2019 and 2018, no debt issuance costs were capitalized. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in loss on extinguishment of debt in the condensed consolidated statements of operations and comprehensive income (loss). Debt issuance costs related to the Company’s revolving credit facility (the Revolving Credit Facility) are recorded in prepaid expenses and other current assets and in other long-term assets in the condensed consolidated balance sheets in accordance with the authoritative guidance for imputation of interest (ASC 835-30). Debt issuance costs related to the Company’s 5.625% Senior Notes due 2025 (the 2025 Notes), the Company’s 5.625% Senior Secured Notes due 2027 (the 2027 Notes) and the Ex-Im Credit Facility are recorded as a direct deduction from the carrying amount of the related debt, consistent with debt discounts, in accordance with the authoritative guidance for imputation of interest (ASC 835-30).

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Software development

Costs of developing software for sale are charged to research and development (R&D) expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. Capitalized costs, net, of $242.1 million and $244.4 million related to software developed for resale were included in other assets as of June 30, 2019 and March 31, 2019, respectively. The Company capitalized $9.7 million and $11.4 million of costs related to software developed for resale for the three months ended June 30, 2019 and 2018, respectively. Amortization expense for capitalized software development costs was $12.0 million and $11.4 million for the three months ended June 30, 2019 and 2018, respectively.

Self-insurance liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company has recorded self-insurance liability for its plans of $5.4 million in accrued and other liabilities in the condensed consolidated balance sheets as of June 30, 2019 and March 31, 2019. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued and other liabilities in accordance with the estimated timing of the projected payments.

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At June 30, 2019 and March 31, 2019, no such amounts were accrued related to the aforementioned provisions.

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

Common stock held in treasury

As of June 30, 2019 and March 31, 2019, the Company had no shares of common stock held in treasury.

During the three months ended June 30, 2019 and 2018, the Company issued 72,193 and 270,785 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, during the three months ended June 30, 2019 and 2018, the Company repurchased 25,863 and 94,200 shares of common stock, respectively, at cost and with a total value of $2.3 million and $6.0 million, respectively. Although shares withheld for employee withholding taxes are technically not issued, they are treated as common stock repurchases for accounting purposes (with such shares deemed to be repurchased and then immediately retired), as they reduce the number of shares that otherwise would have been issued upon vesting of the restricted stock units. These retired shares remain as authorized stock and are considered to be unissued. The retirement of treasury stock had no impact on the Company’s total consolidated stockholders’ equity.

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

During the three months ended June 30, 2019 and 2018, the Company settled certain foreign exchange contracts and in connection therewith for each period recognized an insignificant gain or loss recorded in cost of revenues based on the nature of the underlying transactions. The fair value of the Company’s foreign currency forward contracts was an insignificant amount recorded as an accrued liability as of June 30, 2019 and March 31, 2019. The notional value of foreign currency forward contracts outstanding was $6.6 million as of June 30, 2019 and $9.9 million as of March 31, 2019.

As of June 30, 2019, the estimated net amount of unrealized gains or losses related to foreign currency forward contracts that was expected to be reclassified to earnings within the next 12 months was insignificant. The Company’s foreign currency forward contracts outstanding as of June 30, 2019 will mature within approximately 21 months from their inception. There were no gains or losses from ineffectiveness of these derivative instruments recorded for the three months ended June 30, 2019 and 2018.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Stock-based compensation

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award. Expense for restricted stock units and stock options is recognized on a straight-line basis over the employee’s requisite service period. Expense for total shareholder return (TSR) performance stock options that vest is recognized regardless of the actual TSR outcome achieved and is recognized on a graded-vesting basis. The Company accounts for forfeitures as they occur. The Company recognized $21.2 million and $19.1 million of stock-based compensation expense for the three months ended June 30, 2019 and 2018, respectively.

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

Ordinarily, the Company calculates its provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period. However, when a reliable estimate cannot be made, the Company computes its provision for income taxes using the actual effective tax rate (discrete method) for the year-to-date period. The Company’s effective tax rate is highly influenced by the amount of its R&D tax credits. A small change in estimated annual pretax income (loss) can produce a significant variance in the annual effective tax rate given the Company’s expected amount of R&D tax credits. This variability provides an unreliable estimate of the annual effective tax rate. As a result, and in accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company has computed its provision for income taxes for the three months ended June 30, 2019, by applying the actual effective tax rate to the year-to-date income for the three-month period.

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

Recent authoritative guidance

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases (ASC 842). ASU 2016-02 requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. In January 2018, the FASB issued ASU 2018-01, Leases (ASC 842). ASU 2018-01 permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expired before the entity’s adoption of ASC 842 and that were not previously accounted for as leases under ASC 840. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to ASC 842, Leases, which was issued to provide more detailed guidance and additional clarification for implementing ASU 2016-02. In July 2018, the FASB issued ASU 2018-11, Leases (ASC 842): Targeted Improvements, which provides an additional (and optional) transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. In December 2018, the FASB issued ASU 2018-20, Leases (ASC 842): Narrow-Scope Improvements for Lessors, and in March 2019, the FASB issued ASU 2019-01 (ASC 842): Codification Improvements, both of which provide certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. The new guidance became effective for the Company beginning in the first quarter of fiscal year 2020. The Company adopted the new guidance using the optional transition method in the first quarter of fiscal year 2020. Therefore, the periods prior to the effective date of adoption continue to be reported under the current authoritative guidance for leases (ASC 840). The adoption of this guidance materially impacted the Company’s consolidated balance sheet as of June 30, 2019 due to the recognition of lease liabilities and right-of-use assets. The new guidance did not have a material impact on the Company’s condensed consolidated statements of operations and comprehensive income (loss) or condensed consolidated statements of cash flows. For additional information see Note 1 – Leases and Note 6 – Leases.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (ASC 326). ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (ASC 326), which clarifies that impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. In April 2019 the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, and in May 2019, the FASB issued ASU 2019-05, Financial Instruments — Credit Losses (ASC 326) Targeted Relief. These recently issued ASUs do not change the core principle of the guidance in ASU 2016-13 but rather are intended to clarify and improve operability of certain topics included within ASU 2016-13. ASU 2018-19, ASU 2019-04 and 2019-05 have the same effective date and transition requirements as ASU 2016-13. The new guidance will become effective for the Company beginning in fiscal year 2021, with early adoption permitted. The new guidance is required to be applied on a modified-retrospective basis. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

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

In March 2017, the FASB issued ASU 2017-08, Receivables — Nonrefundable Fees and Other Costs (ASC 310-20): Premium Amortization on Purchased Callable Debt Securities. ASU 2017-08 amends the amortization period for certain callable debt securities held at a premium. The amendments require the premium to be amortized to the earliest call date. The standard became effective for the Company beginning in fiscal year 2020. The Company adopted this guidance beginning in the first quarter of fiscal year 2020 and the guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (ASC 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The amendments in this update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (ASC 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index SWAP (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, which permits use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes and has the same effective date as ASU 2017-12. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 815, Derivatives and Hedging, which clarifies certain aspects of ASC 815 and has the same effective date as ASU 2017-12. The Company adopted this guidance beginning in the first quarter of fiscal year 2020 and the guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements, which is related to a project by the FASB to facilitate codification updates for technical corrections, clarifications and other minor improvements. The new standard contains amendments that affect a wide variety of topics in the ASC. The effective date of the standard is dependent on the facts and circumstances of each amendment. Some amendments do not require transition guidance and were effective upon the issuance of this standard. A majority of the amendments in ASU 2018-09 became effective for the Company beginning in fiscal year 2020. The Company adopted the remainder of the amendments of this guidance in the first quarter of fiscal year 2020 and the guidance did not have a material impact on its consolidated financial statements and disclosures.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2 — Composition of Certain Balance Sheet Captions

	As of June 30, 2019	As of March 31, 2019
	(In thousands)
Accounts receivable, net:
Billed	$208,376	$218,276
Unbilled	97,460	83,743
Allowance for doubtful accounts	(2,217)	(1,712)
	$303,619	$300,307
Inventories:
Raw materials	$86,130	$77,834
Work in process	51,100	52,084
Finished goods	126,603	104,600
	$263,833	$234,518
Prepaid expenses and other current assets:
Prepaid expenses	$88,326	$72,369
Other	18,521	18,277
	$106,847	$90,646
Satellites, net:
Satellites (estimated useful life of 10-17 years)	$978,113	$978,118
Capital lease of satellite capacity — Anik F2 (estimated useful life of 10 years)	99,090	99,090
Satellites under construction	668,561	590,000
	1,745,764	1,667,208
Less: accumulated depreciation and amortization	(471,092)	(451,545)
	$1,274,672	$1,215,663
Property and equipment, net:
Equipment and software (estimated useful life of 3-7 years)	$1,073,222	$1,027,293
CPE leased equipment (estimated useful life of 4-5 years)	377,158	373,357
Furniture and fixtures (estimated useful life of 7 years)	51,042	46,678
Leasehold improvements (estimated useful life of 2-17 years)	127,470	126,528
Building (estimated useful life of 24 years)	8,923	8,923
Land	2,291	2,291
Construction in progress	181,941	167,178
	1,822,047	1,752,248
Less: accumulated depreciation	(880,674)	(842,621)
	$941,373	$909,627
Other acquired intangible assets, net:
Technology (weighted average useful life of 6 years)	$89,954	$89,972
Contracts and customer relationships (weighted average useful life of 7 years)	103,294	103,283
Satellite co-location rights (weighted average useful life of 9 years)	8,600	8,600
Trade name (weighted average useful life of 3 years)	5,940	5,940
Other (weighted average useful life of 6 years)	10,006	9,989
	217,794	217,784
Less: accumulated amortization	(197,440)	(195,483)
	$20,354	$22,301
Other assets:
Investment in unconsolidated affiliate	$158,868	$160,711
Deferred income taxes	267,345	258,834
Capitalized software costs, net	242,135	244,368
Patents, orbital slots and other licenses, net	34,536	23,059
Other	76,979	71,833
	$779,863	$758,805
Accrued and other liabilities:
Collections in excess of revenues and deferred revenues	$123,304	$125,540
Accrued employee compensation	30,840	56,454
Accrued vacation	46,107	43,077
Warranty reserve, current portion	6,243	5,877
Operating lease liabilities	40,804	—
Other	77,587	77,320
	$324,885	$308,268
Other liabilities:
Deferred revenues, long-term portion	$85,894	$71,230
Deferred rent, long-term portion	—	16,810
Warranty reserve, long-term portion	2,207	1,707
Satellite performance incentive obligations, long-term portion	25,119	25,324
Other	4,870	5,755
	$118,090	$120,826

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

The Company had no assets and an insignificant amount of liabilities (Level 2) measured at fair value on a recurring basis as of June 30, 2019 and March 31, 2019.

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

Long-term debt — The Company’s long-term debt consists of borrowings under its Revolving Credit Facility and Ex-Im Credit Facility (collectively, the Credit Facilities), as well as $700.0 million in aggregate principal amount of 2025 Notes and $600.0 million in aggregate principal amount of 2027 Notes. Long-term debt related to the Revolving Credit Facility is reported at the outstanding principal amount of borrowings, while long-term debt related to the Ex-Im Credit Facility, 2025 Notes and 2027 Notes is reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. As of June 30, 2019 and March 31, 2019, the estimated fair value of the Company’s outstanding long-term debt related to the 2025 Notes was determined based on actual or estimated bids and offers for the 2025 Notes in an over-the-counter market (Level 2) and was $687.8 million and $670.3 million, respectively. As of June 30, 2019, the estimated fair value of the Company’s outstanding long-term debt related to the 2027 Notes was determined based on actual or estimated bids and offers for the 2027 Notes in an over-the-counter market (Level 2) and was $624.0 million. The fair value of the Company’s outstanding long-term debt as of March 31, 2019 related to the 2027 Notes approximated its carrying amount due to the proximity of the closing of the 2027 Notes compared to the reporting date. The fair value of the Company’s long-term debt related to the Revolving Credit Facility approximates its carrying amount due to its variable interest rate, which approximates a market interest rate. As of June 30, 2019 and March 31, 2019, the fair value of the Company’s long-term debt related to the Ex-Im Credit Facility was determined based on a discounted cash flow analysis using observable market interest rates for instruments with similar terms (Level 2) and was approximately $126.0 million and $134.9 million, respectively.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Satellite performance incentive obligations — The Company’s contracts with the manufacturers of the ViaSat-1 and ViaSat-2 satellites require the Company to make monthly in-orbit satellite performance incentive payments, including interest, through approximately fiscal year 2028 subject to the continued satisfactory performance of the applicable satellites. The Company records the net present value of these expected future payments as a liability and as a component of the cost of the satellites. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentive obligations on a recurring basis. The fair value of the Company’s outstanding satellite performance incentive obligations is estimated to approximate their carrying value based on current rates (Level 2). As of June 30, 2019 and March 31, 2019, the Company’s estimated satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites, including accrued interest, were $28.2 million.

Note 4 — Shares Used In Computing Diluted Net Loss Per Share

The weighted average number of shares used to calculate basic and diluted net loss per share attributable to Viasat, Inc. common stockholders is the same for the three months ended June 30, 2019 and June 30, 2018, as the Company incurred a net loss attributable to Viasat, Inc. common stockholders for such periods and inclusion of potentially dilutive weighted average shares of common stock would be antidilutive. Potentially dilutive weighted average shares of common stock excluded from the calculation for the three months ended June 30, 2019 and 2018 were 314,113 and 1,340,831 shares relating to stock options (other than TSR performance stock options), respectively, 985,226 and 1,396,974 shares relating to restricted stock units, respectively, and 282,410 and 270,071 shares relating to certain terms of the ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan, respectively. 102,815 and no shares relating to TSR performance stock options were excluded from the calculation for the three months ended June 30, 2019 and 2018, respectively.

Note 5 — Goodwill and Acquired Intangible Assets

During the three months ended June 30, 2019, the decrease in the Company’s goodwill related to the effects of foreign currency translation recorded within all three of the Company’s segments. During the three months ended June 30, 2018, the increase in the Company’s goodwill related to an insignificant acquisition, partially offset by the effects of foreign currency translation recorded within all three of the Company’s segments.

Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of two to ten years. Amortization expense related to other acquired intangible assets was $2.0 million and $2.5 million for the three months ended June 30, 2019 and 2018, respectively.

The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of international businesses acquired. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the three months ended June 30, 2019	$2,037

Expected for the remainder of fiscal year 2020	$5,556
Expected for fiscal year 2021	5,118
Expected for fiscal year 2022	3,295
Expected for fiscal year 2023	2,990
Expected for fiscal year 2024	2,471
Thereafter	924
$20,354

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 6 – Leases

The Company’s operating leases consist primarily of leases for office space, data centers and satellite ground facilities and have remaining terms from one to ten years, some of which include renewal options, and some of which include options to terminate the leases within one year. Certain earth station leases have renewal terms that have been deemed to be reasonably certain to be exercised and as such have been recognized as part of the Company’s right-of-use assets and lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company recognized right-of-use assets and lease liabilities for such leases in connection with its adoption of ASC 842 as of April 1, 2019 (see Note 1).

The Company’s condensed consolidated balance sheet as of June 30, 2019 includes the following amounts for right-of-use assets and lease liabilities:

As of June 30, 2019
(In thousands)
Operating lease right-of-use assets	$320,227

Operating lease liabilities	$40,804
Non-current operating lease liabilities	297,867
Total operating lease liabilities	$338,671

The components of the Company's lease expense are presented in the table below:

Three Months Ended
June 30, 2019
(In thousands)
Operating lease cost	$15,399
Short-term and equipment lease cost	611
Variable lease cost	1,679
Net lease cost	$17,689

The following table details components of cash flows for operating leases, right-of-use assets obtained in exchange for new operating lease liabilities, weighted average lease terms and discount rates:

Three Months Ended
(In thousands, except lease term and discount rate)	June 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$14,914
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,566
Weighted average remaining lease term - operating leases (in years)	7.6
Weighted average discount rate - operating leases	5.5%

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following table presents future lease payments under operating leases as of June 30, 2019:

Operating Leases
June 30, 2019
(In thousands)
Expected for the remainder of fiscal year 2020	$42,551
Expected for fiscal year 2021	57,982
Expected for fiscal year 2022	55,520
Expected for fiscal year 2023	50,260
Expected for fiscal year 2024	50,225
Thereafter	160,415
Total future lease payments required	416,953
Less: imputed interest	78,282
Total	$338,671

As of June 30, 2019, the Company had $142.5 million of additional lease commitments that will commence in the future between fiscal years 2020 and 2021 with lease terms of three to 12 years.

As discussed in Note 1, the Company has adopted ASC 842 using the optional transition method presenting prior period amounts and disclosures under ASC 840. The following table presents the Company's future minimum lease payments for operating leases under ASC 840 at March 31, 2019:

Operating Leases
March 31, 2019
(In thousands)
Expected for fiscal year 2020	$59,164
Expected for fiscal year 2021	59,452
Expected for fiscal year 2022	57,500
Expected for fiscal year 2023	50,933
Expected for fiscal year 2024	51,000
Thereafter	183,077
Total minimum payments required	$461,126

Rent expense was $53.5 million for the fiscal year ended March 31, 2019.

Note 7 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of June 30, 2019 and March 31, 2019:

	As of June 30, 2019	As of March 31, 2019
	(In thousands)
2027 Notes	$600,000	$600,000
2025 Notes	700,000	700,000
Revolving Credit Facility	—	—
Ex-Im Credit Facility	127,739	139,560
Total debt	1,427,739	1,439,560
Unamortized discount and debt issuance costs	(25,131)	(26,720)
Less: current portion of long-term debt	19,652	19,937
Total long-term debt	$1,382,956	$1,392,903

Revolving Credit Facility

As of June 30, 2019, the Revolving Credit Facility provided a $700.0 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of January 18, 2024. At June 30, 2019, the Company had no outstanding borrowings under the Revolving Credit Facility and $19.3 million outstanding under standby letters of credit, leaving borrowing availability under the Revolving Credit Facility as of June 30, 2019 of $680.7 million.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. The Company has capitalized certain amounts of interest expense on the Revolving Credit Facility in connection with the construction of various assets during the construction period. The Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Revolving Credit Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of June 30, 2019, none of the Company’s subsidiaries guaranteed the Revolving Credit Facility.

The Revolving Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Revolving Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Revolving Credit Facility as of June 30, 2019.

Ex-Im Credit Facility

The Ex-Im Credit Facility originally provided a $362.4 million senior secured direct loan facility, which was fully drawn. Of the $362.4 million in principal amount of borrowings made under the Ex-Im Credit Facility, $321.2 million was used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remaining $41.2 million used to finance the total exposure fees incurred under the Ex-Im Credit Facility (which included all previously accrued completion exposure fees). As of June 30, 2019, the Company had $127.7 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility.

Borrowings under the Ex-Im Credit Facility bear interest at a fixed rate of 2.38%, payable semi-annually in arrears. The effective interest rate on the Company’s outstanding borrowings under the Ex-Im Credit Facility, which takes into account timing and amount of borrowings and payments, exposure fees, debt issuance costs and other fees, is 4.54%. Borrowings under the Ex-Im Credit Facility are required to be repaid in 16 semi-annual principal installments, which commenced on April 15, 2018, with a maturity date of October 15, 2025. Pursuant to the terms of the Ex-Im Credit Facility, certain insurance recovery proceeds related to the ViaSat-2 satellite must be used to pay down outstanding borrowings under the Ex-Im Credit Facility upon receipt. During the three months ended June 30, 2019 and during fiscal year 2019, the Company received $2.3 million and $185.7 million, respectively, of insurance proceeds related to the ViaSat-2 satellite, all of which were used to pay down outstanding borrowings under the Ex-Im Credit Facility upon receipt (see Note 1 – Property, equipment and satellites for more information). The Ex-Im Credit Facility is guaranteed by Viasat and is secured by first-priority liens on the ViaSat-2 satellite and related assets, as well as a pledge of the capital stock of the borrower under the facility.

The Ex-Im Credit Facility contains financial covenants regarding Viasat’s maximum total leverage ratio and minimum interest coverage ratio. In addition, the Ex-Im Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Ex-Im Credit Facility as of June 30, 2019.

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

The 2027 Notes are required to be guaranteed on a senior secured basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of June 30, 2019, none of the Company’s subsidiaries guaranteed the 2027 Notes. The 2027 Notes are secured, equally and ratably with the Revolving Credit Facility and any future parity lien debt, by liens on substantially all of the Company’s assets.

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

The 2025 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of June 30, 2019, none of the Company’s subsidiaries guaranteed the 2025 Notes. The 2025 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2025 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2025 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 8 — Product Warranty

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within 12 months are classified as accrued liabilities and amounts expected to be incurred beyond 12 months are classified as other liabilities in the condensed consolidated financial statements. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, the Company bases its estimates on its experience with the technology involved and the types of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and, in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual during the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30, 2019	June 30, 2018
	(In thousands)
Balance, beginning of period	$7,584	$6,914
Change in liability for warranties issued in period	2,182	475
Settlements made (in cash or in kind) during the period	(1,316)	(914)
Balance, end of period	$8,450	$6,475

Note 9 — Commitments and Contingencies

In July 2019, the Company entered into an agreement with Boeing for the construction and purchase of a third ViaSat-3 class satellite and the integration of Viasat’s payload technologies into the satellite, which replaced and superseded the limited agreement to proceed entered into in January 2019 for the satellite. This satellite is expected to provide broadband services over the Asia and Pacific (APAC) region.

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

The Company has contracts with various U.S. government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal year 2019. As of June 30, 2019, the DCAA had completed its incurred cost audit for fiscal years 2004 and 2016 and approved the Company’s incurred costs for those fiscal years, as well as approved the Company’s incurred costs for fiscal years 2005 through 2015, 2017 and 2018 without further audit based on the determination of low risk. Although the Company has recorded contract revenues subsequent to fiscal year 2018 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of June 30, 2019 and March 31, 2019, the Company had $4.9 million in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on the status of the related contracts.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10 — Income Taxes

Ordinarily, the Company calculates its provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period. However, when a reliable estimate cannot be made, the Company computes its provision for income taxes using the actual effective tax rate (discrete method) for the year-to-date period. The Company’s effective tax rate is highly influenced by the amount of its R&D tax credits. A small change in estimated annual pretax income (loss) can produce a significant variance in the annual effective tax rate given the Company’s expected amount of R&D tax credits. This variability provides an unreliable estimate of the annual effective tax rate. As a result, and in accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company has computed its provision for income taxes for the three months ended June 30, 2019 by applying the actual effective tax rate to the year-to-date income for the three-month period.

For the three months ended June 30, 2019, the Company recorded an income tax benefit of $7.2 million resulting in an effective tax benefit rate of 39%. The effective tax benefit rate in the first quarter of fiscal year 2020 differed from the U.S. statutory rate due primarily to the benefit of R&D tax credits.

For the three months ended June 30, 2018, the Company recorded an income tax benefit of $29.2 million, resulting in an effective tax benefit rate of 44%. The effective tax benefit rate in the first quarter of fiscal year 2019 differed from the U.S. statutory rate due primarily to the benefit of R&D tax credits.

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

For the three months ended June 30, 2019, the Company’s gross unrecognized tax benefits increased by $3.1 million. In the next 12 months it is reasonably possible that the amount of unrecognized tax benefits will not change significantly.

Note 11 — Equity Method Investments and Related-Party Transactions

Eutelsat strategic partnering arrangement

In March 2017, the Company acquired a 49% interest in Euro Broadband Infrastructure Sàrl (Euro Infrastructure Co.) for $139.5 million as part of the consummation of the Company’s strategic partnering arrangement with Eutelsat. The Company’s investment in Euro Infrastructure Co. is accounted for under the equity method and the total investment, including basis difference allocated to tangible assets, identifiable intangible assets, deferred income taxes and goodwill, is classified as a single line item, as an investment in unconsolidated affiliate, on the Company’s condensed consolidated balance sheets. Because the underlying net assets in Euro Infrastructure Co. and the related excess carrying value of investment over the proportionate share of net assets are denominated in Euros, foreign currency translation gains or losses impact the recorded value of the Company’s investment. The Company recorded a foreign currency translation loss, net of tax, of approximately $2.5 million and a foreign currency translation gain, net of tax, of approximately $3.5 million for the three months ended June 30, 2019 and 2018, respectively, in accumulated other comprehensive income (loss). The Company records its proportionate share of the results of Euro Infrastructure Co., and any related basis difference amortization expense, within equity in income (loss) of unconsolidated affiliate, net, one quarter in arrears. Accordingly, the Company included its share of the results of Euro Infrastructure Co. for the three months ended March 31, 2019 and March 31, 2018 in its condensed consolidated financial statements for the three months ended June 30, 2019 and June 30, 2018, respectively. The Company’s investment in Euro Infrastructure Co. is presented at cost of investment plus its accumulated proportional share of income or loss, including amortization of the difference in the historical basis of the Company’s contribution, less any distributions it has received.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The difference between the Company’s carrying value of its investment in Euro Infrastructure Co. and its proportionate share of the net assets of Euro Infrastructure Co. as of June 30, 2019 and March 31, 2019 is summarized as follows:

	As of June 30, 2019	As of March 31, 2019
	(In thousands)
Carrying value of investment in Euro Infrastructure Co.	$158,868	$160,711
Less: proportionate share of net assets of Euro Infrastructure Co.	143,429	145,016
Excess carrying value of investment over proportionate share of net assets	$15,439	$15,695
The excess carrying value has been primarily assigned to:
Goodwill	$22,031	$22,476
Identifiable intangible assets	10,068	10,670
Tangible assets	(17,699)	(18,522)
Deferred income taxes	1,039	1,071
	$15,439	$15,695

The identifiable intangible assets have useful lives of up to 11 years and a weighted average useful life of approximately ten years, and tangible assets have useful lives of up to 11 years and a weighted average useful life of approximately 11 years. Goodwill is not deductible for tax purposes.

The Company’s share of income on its investment in Euro Infrastructure Co. was $1.4 million and $1.1 million for the three months ended June 30, 2019 and 2018, respectively, consisting of the Company’s share of equity in Euro Infrastructure Co.’s income, including amortization of the difference in the historical basis of the Company’s contribution.

Since acquiring its interest in Euro Infrastructure Co., the Company has recorded $7.8 million in retained earnings of undistributed cumulative earnings in equity interests, net of tax, as of June 30, 2019.

Related-party transactions

Transactions with the equity method investee are considered related-party transactions. The following tables set forth the material related-party transactions entered into between Euro Infrastructure Co. and its subsidiaries, on the one hand, and the Company and its subsidiaries, on the other hand, in the ordinary course of business for the time periods presented:

	Three Months Ended
	June 30, 2019	June 30, 2018
	(In thousands)
Revenue – Euro Infrastructure Co.	$3,753	$1,851
Expense – Euro Infrastructure Co.	3,197	2,159
Cash received – Euro Infrastructure Co.	*	2,430
Cash paid – Euro Infrastructure Co.	2,995	1,947

	As of June 30, 2019	As of March 31, 2019
	(In thousands)
Accounts receivable – Euro Infrastructure Co.	$1,936	*
Collections in excess of revenues and deferred revenues – Euro Infrastructure Co.	1,438	4,703

*	Amount was insignificant.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 12 — Segment Information

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

Segment revenues and operating profits (losses) for the three months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended
	June 30, 2019	June 30, 2018
	(In thousands)
Revenues:
Satellite services
Product	$—	$—
Service	196,815	153,561
Total	196,815	153,561
Commercial networks
Product	64,901	85,133
Service	14,111	9,933
Total	79,012	95,066
Government systems
Product	198,714	132,996
Service	62,496	57,246
Total	261,210	190,242
Elimination of intersegment revenues	—	—
Total revenues	$537,037	$438,869

Operating profits (losses):
Satellite services	$(2,070)	$(29,936)
Commercial networks	(49,861)	(47,008)
Government systems	45,903	24,918
Elimination of intersegment operating profits	—	—
Segment operating loss before corporate and amortization of acquired intangible assets	(6,028)	(52,026)
Corporate	—	—
Amortization of acquired intangible assets	(2,037)	(2,453)
Loss from operations	$(8,065)	$(54,479)

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. The Company’s property and equipment, including its satellites, earth stations and other networking equipment, are assigned to corporate assets as they are available for use by the various segments throughout their estimated useful lives. Segment assets as of June 30, 2019 and March 31, 2019 were as follows:

	As of June 30, 2019	As of March 31, 2019
	(In thousands)
Segment assets:
Satellite services	$78,854	$85,907
Commercial networks	189,615	183,200
Government systems	439,739	408,422
Total segment assets	708,208	677,529
Corporate assets	3,554,078	3,237,758
Total assets	$4,262,286	$3,915,287

Other acquired intangible assets, net and goodwill included in segment assets as of June 30, 2019 and March 31, 2019 were as follows:

	Other Acquired Intangible Assets, Net		Goodwill
	As of June 30, 2019	As of March 31, 2019	As of June 30, 2019	As of March 31, 2019
	(In thousands)
Satellite services	$9,721	$10,453	$13,667	$13,617
Commercial networks	1,413	1,798	43,973	43,933
Government systems	9,220	10,050	63,975	64,169
Total	$20,354	$22,301	$121,615	$121,719

Amortization of acquired intangible assets by segment for the three months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended
	June 30, 2019	June 30, 2018
	(In thousands)
Satellite services	$855	$1,305
Commercial networks	386	385
Government systems	796	763
Total amortization of acquired intangible assets	$2,037	$2,453

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future economic conditions and performance; the development, customer acceptance and anticipated performance of technologies, products or services; satellite construction and launch activities; the performance and anticipated benefits of our ViaSat-2 and ViaSat-3 class satellites and any future satellite we may construct or acquire; the impacts on overall coverage area, planned services and financial results of the identified antenna deployment issue on the ViaSat-2 satellite; the expected completion, capacity, service, coverage, service speeds and other features of our satellites, and the timing, cost, economics and other benefits associated therewith; anticipated subscriber growth; plans, objectives and strategies for future operations; the number of IFC systems expected to be installed under existing contracts with commercial airlines; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ materially include: our ability to realize the anticipated benefits of the ViaSat-2 and ViaSat-3 class satellites and any future satellite we may construct or acquire; unexpected expenses related to our satellite projects; our ability to successfully implement our business plan for our broadband services on our anticipated timeline or at all; risks associated with the construction, launch and operation of satellites, including the effect of any anomaly, operational failure or degradation in satellite performance; our ability to realize the anticipated benefits of our acquisitions or strategic partnering arrangements; our ability to successfully develop, introduce and sell new technologies, products and services; audits by the U.S. government; changes in the global business environment and economic conditions; delays in approving U.S. government budgets and cuts in government defense expenditures; our reliance on U.S. government contracts, and on a small number of contracts which account for a significant percentage of our revenues; reduced demand for products and services as a result of continued constraints on capital spending by customers; changes in relationships with, or the financial condition of, key customers or suppliers; our reliance on a limited number of third parties to manufacture and supply our products; increased competition; introduction of new technologies and other factors affecting the communications and defense industries generally; the effect of adverse regulatory changes (including changes affecting spectrum availability or permitted uses) on our ability to sell or deploy our products and services; changes in the way others use spectrum; our inability to access additional spectrum, use spectrum for additional purposes, and/or operate satellites at additional orbital locations; competing uses of the same spectrum or orbital locations that we utilize or seek to utilize; the effect of recent changes to U.S. tax laws; our level of indebtedness and ability to comply with applicable debt covenants; our involvement in litigation, including intellectual property claims and litigation to protect our proprietary technology; our dependence on a limited number of key employees; and other factors identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, under the heading “Risk Factors” in Part II, Item 1A of this report, elsewhere in this report and our other filings with the Securities and Exchange Commission (the SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Our proprietary Ka-band satellites are at the core of our technology platform. We own three Ka-band satellites in service: ViaSat-2 (our second-generation high-capacity Ka-band spot beam satellite, which was placed into service in the fourth quarter of fiscal year 2018), ViaSat-1 (our first-generation high-capacity Ka-band spot-beam satellite, which was placed into service in January 2012), and WildBlue-1 (which was placed into service in March 2007). We also have two third-generation ViaSat-3 class satellites that have entered the phase of full construction. In July 2019, we entered into an agreement with The Boeing Company (Boeing) for the construction and purchase of a third ViaSat-3 class satellite and the integration of Viasat’s payload technologies into the satellite.

In the fourth quarter of fiscal year 2018, shortly before the launch of commercial broadband services on our ViaSat-2 satellite, we reported an antenna deployment issue. We worked with the satellite manufacturer to determine the root cause of the antenna deployment issue, potential correcting measures, and resulting damage. In fiscal year 2019, we filed insurance claims for resulting damages and collected most of the claims. Pursuant to the terms of the Ex-Im Credit Facility (used to finance the ViaSat-2 satellite), insurance proceeds received from such claims were used to pay down outstanding borrowings under the Ex-Im Credit Facility (see Note 1 to our condensed consolidated financial statements for additional information).

The primary services offered by our satellite services segment are comprised of:

•

Fixed broadband services, which provide consumers and businesses with high-speed broadband internet access and Voice over Internet Protocol (VoIP) services. As of June 30, 2019, we provided fixed broadband services to approximately 587,000 U.S. subscribers. In addition, our satellite-powered Community and Urban Wi-Fi hotspot services are now available within walking distance to more than 1.7 million people living and working in thousands of rural, suburban and urban Mexican communities.

•

In-flight services including our flagship Viasat in-flight internet, W-IFE and aviation software services. As of June 30, 2019, 1,335 commercial aircraft were in service receiving our in-flight services through our in-flight connectivity (IFC) systems.

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

•

Space systems, including the design and development of high-capacity Ka-band satellites for our own satellite fleet and for third parties, including development and production of the associated satellite payload technologies.

Government Systems

Our government systems segment provides global mobile broadband services to military and government users, and develops and produces network-centric internet protocol (IP)-based fixed and mobile secure communications products and solutions. Our government systems products and solutions are designed to enable the collection and dissemination of secure real-time digital information and intelligence between individuals on the tactical edge, in command centers, leveraging strategic communications nodes, and those individuals on the ground, in the air or on a maritime platform. Customers of our government systems segment include the U.S. Department of Defense, those serving the Five Eye (FVEY) intelligence alliance (Australia, Canada, New Zealand, the United Kingdom and the United States), allied foreign governments, allied armed forces, public safety first-responders and remote government employees.

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

•

Tactical data links, including our Battlefield Awareness and Targeting System — Dismounted (BATS-D) AN/PRC-161 handheld Link 16 radios, our Small Tactical Terminal (STT) KOR-24A 2-channel radios for manned and unmanned applications, “disposable” defense data links, our Multifunctional Information Distribution System (MIDS) terminals for military fighter jets and their successor, MIDS Joint Tactical Radio System (MIDS-JTRS).

Sources of Revenues

Our satellite services segment revenues are primarily derived from our fixed broadband services, in-flight services (including services using our IFC systems and W-IFE platform) and worldwide managed network services.

Revenues in our commercial networks and government systems segments are primarily derived from three types of contracts: fixed-price, cost-reimbursement and time-and-materials contracts. Fixed-price contracts (which require us to provide products and services under a contract at a specified price) comprised approximately 87% and 89% of our total revenues for these segments for the three months ended June 30, 2019 and 2018, respectively. The remainder of our revenues in these segments for such periods was derived primarily from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

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

Historically, a significant portion of our revenues in our commercial networks and government systems segments has been derived from customer contracts that include the development of products. The development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded development from our customer contracts were approximately 23% and 18% of our total revenues for the three months ended June 30, 2019 and 2018, respectively.

We also incur independent research and development (IR&D) expenses, which are not directly funded by a third party. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to R&D projects. IR&D expenses were approximately 6% and 8% of total revenues during the three months ended June 30, 2019 and 2018, respectively. As a government contractor, we are able to recover a portion of our IR&D expenses pursuant to our government contracts.

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

The timing of satisfaction of performance obligations may require judgment. We derive a substantial portion of our revenues from contracts with customers for services, primarily consisting of connectivity services. These contracts typically require advance or recurring monthly payments by the customer. Our obligation to provide connectivity services is satisfied over time as the customer simultaneously receives and consumes the benefits provided. The measure of progress over time is based upon either a period of time (e.g., over the estimated contractual term) or usage (e.g., bandwidth used/bytes of data processed). We evaluate whether broadband equipment provided to our customer as part of the delivery of connectivity services represents a lease in accordance with ASC 842.  As discussed in Note 1 – Leases in our condensed consolidated financial statements, for broadband equipment leased to consumer broadband customers in conjunction with the delivery of connectivity services, we account for the lease and non-lease components of connectivity services arrangement as a single performance obligation as the connectivity services represent the predominant component.

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

Performance obligations related to developing and delivering complex equipment built to customer specifications under long-term contracts are recognized over time as these performance obligations do not create assets with an alternative use to us and we have an enforceable right to payment for performance to date. To measure the transfer of control, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for our contracts because that best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recognized in the period the loss is determined. A one percent variance in our future cost estimates on open fixed-price contracts as of June 30, 2019 would change our loss before income taxes by an insignificant amount.

The evaluation of transaction price, including the amounts allocated to performance obligations, may require significant judgments. Due to the nature of the work required to be performed on many of our performance obligations, the estimation of total revenue, and where applicable the cost at completion, is complex, subject to many variables and requires significant judgment. Our contracts may contain award fees, incentive fees, or other provisions, including the potential for significant financing components, that can either increase or decrease the transaction price. These amounts, which are sometimes variable, can be dictated by performance metrics, program milestones or cost targets, the timing of payments, and customer discretion. We estimate variable consideration at the amount to which we expect to be entitled. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. In the event an agreement includes embedded financing components, we recognize interest expense or interest income on the embedded financing components using the effective interest method. This methodology uses an implied interest rate which reflects the incremental borrowing rate which would be expected to be obtained in a separate financing transaction. We have elected the practical expedient not to adjust the promised amount of consideration for the effects of a significant financing component if we expect, at contract inception, that the period between when we transfer a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

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

We own three satellites in service: ViaSat-2 (our second-generation high-capacity Ka-band spot-beam satellite, which was placed into service in the fourth quarter of fiscal year 2018), ViaSat-1 (our first-generation high-capacity Ka-band spot-beam satellite, which was placed into service in January 2012) and WildBlue-1 (which was placed into service in March 2007). We also have two third-generation ViaSat-3 class satellites that have entered the phase of full construction. In July 2019, we entered into an agreement with Boeing for the construction and purchase of a third ViaSat-3 class satellite and the integration of Viasat’s payload technologies into the satellite. In addition, we have an exclusive prepaid lifetime capital lease of Ka-band capacity over the contiguous United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and own related earth stations and networking equipment for all of our satellites. Property and equipment also includes the CPE units leased to subscribers under a retail leasing program as part of our satellite services segment.

Leases

We assess at contract inception whether the contract is, or contains, a lease. Generally, we determine that a lease exists when (i) the contract involves the use of a distinct identified asset, (ii) we obtain the right to substantially all economic benefits from use of the asset, and (iii) we have the right to direct the use of the asset. A lease is classified as a finance lease when one or more of the following criteria are met: (i) the lease transfers ownership of the asset by the end of the lease term, (ii) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (iii) the lease term is for a major part of the remaining useful life of the asset, (iv) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset or (v) the asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. A lease is classified as an operating lease if it does not meet any of these criteria.

Starting with April 1, 2019, at the lease commencement date, we recognize a right-of-use asset and a lease liability for all leases, except short-term leases with an original term of 12 months or less. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease. The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, less any lease incentives received. All right-of-use assets are periodically reviewed for impairment in accordance with standards that apply to long-lived assets. The lease liability is initially measured at the present value of the lease payments, discounted using an estimate of our incremental borrowing rate for a collateralized loan with the same term as the underlying leases.

Lease payments included in the measurement of lease liabilities consist of (i) fixed lease payments for the noncancelable lease term, (ii) fixed lease payments for optional renewal periods where it is reasonably certain the renewal option will be exercised, and (iii) variable lease payments that depend on an underlying index or rate, based on the index or rate in effect at lease commencement. Certain of our real estate lease agreements require variable lease payments that do not depend on an underlying index or rate established at lease commencement. Such payments and changes in payments based on a rate or index are recognized in operating expenses when incurred. Lease expense for operating leases consists of the fixed lease payments recognized on a straight-line basis over the lease term plus variable lease payments as incurred.

For broadband equipment leased to consumer broadband customers in conjunction with the delivery of connectivity services, we have made an accounting policy election not to separate the broadband equipment from the related connectivity services. The connectivity services are the predominant component of these arrangements.  The connectivity services are accounted for in accordance ASC 606. We are also a lessor for certain insignificant communications equipment. These leases meet the criteria for operating lease classification. Lease income associated with these leases is not material.

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We periodically review the remaining estimated useful life of the satellite to determine if revisions to the estimated life are necessary. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by us for the three months ended June 30, 2019 and 2018.

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

Income taxes and valuation allowance on deferred tax assets

Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis to determine if the weight of available evidence suggests that an additional valuation allowance is needed. In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the event that our estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established, which would cause a decrease to income in the period such determination is made. Our valuation allowance against deferred tax assets increased from $33.5 million at March 31, 2019 to $35.1 million at June 30, 2019. The valuation allowance relates to state and foreign net operating loss carryforwards, state R&D tax credit carryforwards and foreign tax credit carryforwards.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data for the periods indicated:

	Three Months Ended
	June 30, 2019	June 30, 2018
Revenues:	100.0%	100.0%
Product revenues	49	50
Service revenues	51	50
Operating expenses:
Cost of product revenues	37	40
Cost of service revenues	35	39
Selling, general and administrative	23	26
Independent research and development	6	8
Amortization of acquired intangible assets	—	1
Loss from operations	(2)	(12)
Interest income (expense), net	(2)	(3)
Loss before income taxes	(3)	(15)
Benefit from income taxes	1	7
Net loss	(2)	(8)
Net loss attributable to Viasat, Inc.	(2)	(8)

Three Months Ended June 30, 2019 vs. Three Months Ended June 30, 2018

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2019	June 30, 2018	Increase (Decrease)	Increase (Decrease)
Product revenues	$263.6	$218.1	$45.5	21%
Service revenues	273.4	220.7	52.7	24%
Total revenues	$537.0	$438.9	$98.2	22%

Our total revenues grew by $98.2 million as a result of a $52.7 million increase in service revenues and a $45.5 million increase in product revenues. The service revenue increase was due to increases of $43.3 million in our satellite services segment, $5.3 million in our government systems segment and $4.2 million in our commercial networks segment. The product revenue increase was driven primarily by an increase of $65.7 million in our government systems segment, partially offset by a decrease in product revenues of $20.2 million in our commercial networks segment.

Cost of revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2019	June 30, 2018	Increase (Decrease)	Increase (Decrease)
Cost of product revenues	$196.9	$173.4	$23.5	14%
Cost of service revenues	187.5	171.4	16.1	9%
Total cost of revenues	$384.5	$344.9	$39.6	11%

Cost of revenues increased by $39.6 million due to increases of $23.5 million in cost of product revenues and $16.1 million in cost of service revenues. The cost of product revenue increase was primarily due to increased revenues, mainly from our government satellite communication systems products, tactical data link products, government mobile broadband products and tactical satcom radio products in our government systems segment, partially offset by decreased revenues in our commercial networks segment, mainly from our mobile broadband satellite communication systems products, causing a net $36.2 million increase in cost of product revenues on a constant margin basis. The increase in cost of product revenues was partially offset by improved margins, primarily due to our satellite networking development program products in our commercial networks segment and government satellite communication systems products in our government systems segment. The cost of service revenue increase primarily related to increased revenues, mainly from our fixed broadband services and in-flight internet services in our satellite services segment and increased revenues from government mobile broadband services in our government systems segment, causing a $40.9 million increase in cost of service revenues on a constant margin basis. The increase in cost of service revenues was partially offset by improved margins, primarily due to our fixed broadband services and in-flight internet services in our satellite services segment.

Selling, general and administrative expenses

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2019	June 30, 2018	Increase (Decrease)	Increase (Decrease)
Selling, general and administrative	$125.1	$112.6	$12.5	11%

The $12.5 million increase in selling, general and administrative (SG&A) expenses was primarily due to an increase in support costs of $10.6 million and an increase in selling costs of $1.2 million. The increase in support costs was reflected in all three segments. The increase in selling costs was primarily due to an increase in our satellite services segment. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2019	June 30, 2018	Increase (Decrease)	Increase (Decrease)
Independent research and development	$33.5	$33.4	$0.1	—

IR&D expenses were relatively flat year-over-year. We continue to invest in IR&D in support of our next-generation consumer broadband integrated networking technologies in our commercial networks segment.

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to ten years. The slight decrease in amortization of acquired intangible assets in the first quarter of fiscal year 2020 compared to the prior year period was primarily the result of certain acquired intangibles in our satellite services segment becoming fully amortized during the prior fiscal year. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the three months ended June 30, 2019	$2,037

Expected for the remainder of fiscal year 2020	$5,556
Expected for fiscal year 2021	5,118
Expected for fiscal year 2022	3,295
Expected for fiscal year 2023	2,990
Expected for fiscal year 2024	2,471
Thereafter	924
$20,354

Interest income

The slight increase in interest income for the three months ended June 30, 2019 compared to the prior year period was the result of higher average invested cash balances during the first quarter of fiscal year 2020 compared to the prior year period.

Interest expense

The slight decrease in interest expense in the three months ended June 30, 2019 compared to the prior year period was primarily due to an increase in the amount of interest capitalized during the first quarter of fiscal year 2020 compared to the prior year period, partially offset by an increase in interest expense attributable to our 5.625% Senior Secured Notes due 2027 (the 2027 Notes), which were issued in March 2019. Capitalized interest expense during the three months ended June 30, 2019 and June 30, 2018 related to the construction of our ViaSat-3 class satellites, gateway and networking equipment and other assets.

Income taxes

For the three months ended June 30, 2019, we recorded an income tax benefit of $7.2 million, resulting in an effective tax benefit rate of 39%. For the three months ended June 30, 2018, we recorded an income tax benefit of $29.2 million, resulting in an effective tax benefit rate of 44%. The effective tax rates for the periods differed from the U.S. statutory rate due primarily to the benefit of federal and state R&D tax credits.

Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate cannot be made, we compute our provision for income taxes using the actual effective tax rate (discrete method) for the year-to-date period. Our effective tax rate is highly influenced by the amount of our R&D tax credits. A small change in estimated annual pretax income (loss) can produce a significant variance in the annual effective tax rate given our expected amount of R&D tax credits. This variability provides an unreliable estimate of the annual effective tax rate. As a result, and in accordance with the authoritative guidance for accounting for income taxes in interim periods, we have computed our provision for income taxes for the three months ended June 30, 2019 by applying the actual effective tax rate to the year-to-date income for the three-month period.

Segment Results for the Three Months Ended June 30, 2019 vs. Three Months Ended June 30, 2018

Satellite services segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2019	June 30, 2018	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$—	$—	$—	—
Segment service revenues	196.8	153.6	43.3	28%
Total segment revenues	$196.8	$153.6	$43.3	28%

Our satellite services segment revenues increased by $43.3 million due to an increase in service revenues. The increase in service revenues was primarily driven by the expansion of our fixed broadband services and in-flight internet services. The fixed broadband service revenue increase was driven by higher average revenue per fixed broadband subscriber in the United States when compared to the same period last fiscal year, reflecting a higher mix of new and existing subscribers choosing Viasat’s premium highest speed plans. Total subscribers at June 30, 2019 were approximately 587,000 compared to 577,000 subscribers at June 30, 2018. The in-flight service revenue increase was driven primarily by the increase in the number of commercial aircraft receiving our in-flight services through our IFC systems, with 1,335 commercial aircraft in service utilizing our IFC systems as of June 30, 2019, compared to 757 commercial aircraft in service as of June 30, 2018.

Segment operating loss

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2019	June 30, 2018	(Increase) Decrease	(Increase) Decrease
Segment operating loss	$(2.1)	$(29.9)	$27.9	93%
Percentage of segment revenues	(1)%	(19)%

The decrease in our satellite services segment operating loss was driven primarily by higher earnings contributions of $32.5 million, primarily due to an increase in revenues and improved margins from our fixed broadband services and in-flight internet services, partially offset by higher support and selling costs.

Commercial networks segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2019	June 30, 2018	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$64.9	$85.1	$(20.2)	(24)%
Segment service revenues	14.1	9.9	4.2	42%
Total segment revenues	$79.0	$95.1	$(16.1)	(17)%

Our commercial networks segment revenues decreased by $16.1 million, primarily due to a $20.2 million decrease in product revenues. The decrease in product revenues was primarily due to a decrease of $30.0 million in mobile broadband satellite communication systems products as IFC terminal deliveries returned to more normalized levels, following accelerated deliveries in the first quarter of fiscal year 2019, partially offset by an increase of $8.7 million in satellite networking development program products.

Segment operating loss

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2019	June 30, 2018	(Increase) Decrease	(Increase) Decrease
Segment operating loss	$(49.9)	$(47.0)	$(2.9)	(6)%
Percentage of segment revenues	(63)%	(49)%

The $2.9 million increase in our commercial networks segment operating loss was driven primarily by a $2.7 million increase in SG&A costs.

Government systems segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2019	June 30, 2018	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$198.7	$133.0	$65.7	49%
Segment service revenues	62.5	57.2	5.3	9%
Total segment revenues	$261.2	$190.2	$71.0	37%

Our government systems segment revenues increased by $71.0 million due to increases of $65.7 million in product revenues and $5.3 million in service revenues. The product revenue increase was due to a $21.2 million increase in government satellite communication systems products, a $13.4 million increase in tactical satcom radio products, a $13.0 million increase in tactical data link products, an $11.8 million increase in government mobile broadband products and a $6.4 million increase in cybersecurity and information assurance products. The service revenue increase was primarily due to a $4.2 million increase in government mobile broadband services.

Segment operating profit

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2019	June 30, 2018	Increase (Decrease)	Increase (Decrease)
Segment operating profit	$45.9	$24.9	$21.0	84%
Percentage of segment revenues	18%	13%

The $21.0 million increase in our government systems segment operating profit was primarily due to higher earnings contributions of $25.2 million, primarily due to an increase in revenues and improved margins from our government satellite communication systems and tactical satcom radio products. This increase was partially offset by higher SG&A costs of $4.9 million.

Backlog

As reflected in the table below, our overall firm and funded backlog decreased during the first three months of fiscal year 2020. The decreases in both firm and funded backlog were attributable to decreases in our government systems segment.

	As of June 30, 2019	As of March 31, 2019
	(In millions)
Firm backlog
Satellite services segment	$590.2	$581.3
Commercial networks segment	370.6	353.8
Government systems segment	879.0	931.2
Total	$1,839.8	$1,866.3
Funded backlog
Satellite services segment	$590.2	$581.3
Commercial networks segment	370.6	353.8
Government systems segment	852.9	912.0
Total	$1,813.7	$1,847.1

The firm backlog does not include contract options. Of the $1.8 billion in firm backlog, a little over half is expected to be delivered during the next twelve months, with the balance delivered thereafter. We include in our backlog only those orders for which we have accepted purchase orders. Our backlog includes contracts with subscribers for fixed broadband services in our satellite services segment. Backlog does not include anticipated purchase orders and requests for the installation of IFC systems or future recurring in-flight internet service revenues under commercial in-flight internet agreements recorded in our commercial networks and satellite services segments, respectively. As of June 30, 2019, we expected to install IFC systems on approximately 510 additional aircraft under our existing customer agreements with commercial airlines, approximately 290 of which relate to accepted purchase orders (and are included in firm backlog in our commercial networks segment) and approximately 220 of which relate to anticipated purchase orders and requests under existing customer agreements. There can be no assurance that all anticipated purchase orders and requests will be placed.

Our total new awards exclude future revenue under recurring consumer commitment arrangements and were approximately $505.8 million and $569.7 million for the three months ended June 30, 2019 and 2018, respectively.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing, export credit agency financing and equity financing. At June 30, 2019, we had $129.9 million in cash and cash equivalents, $314.1 million in working capital, and no outstanding borrowings and borrowing availability of $680.7 million under our revolving credit facility (the Revolving Credit Facility). At March 31, 2019, we had $261.7 million in cash and cash equivalents, $401.7 million in working capital, and no outstanding borrowings and borrowing availability of $680.4 million under the Revolving Credit Facility. We invest our cash in excess of current operating requirements in short-term, highly liquid bank money market accounts.

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

Cash flows

Cash provided by operating activities for the first three months of fiscal year 2020 was $46.5 million compared to $53.8 million in the prior year period. This $7.4 million decrease was primarily driven by a $65.8 million year-over-year increase in cash used to fund net operating assets, partially offset by our operating results (net loss adjusted for depreciation, amortization and other non-cash charges) which resulted in $58.4 million of higher cash provided by operating activities year-over-year. The increase in cash used to fund net operating assets during the first three months of fiscal year 2020 when compared to the prior year period was primarily due to a decrease in cash inflows year-over-year from combined billed and unbilled accounts receivable, net, attributable to the timing of contractual milestones for certain larger development programs in our government systems segment and an increase in cash outflows year-over-year due to timing of accrued liabilities payments.

Cash used in investing activities for the first three months of fiscal year 2020 was $185.8 million compared to $160.9 million in the prior year period. This $24.9 million increase in cash used in investing activities year-over-year reflects an increase of $37.8 million in cash used for satellite construction and $9.8 million in cash used for patents, licenses and other assets, partially offset by a decrease of $11.2 million in capital expenditures used for property and other general purpose equipment and $7.1 million in cash used for the construction of earth stations and network operation systems.

Cash provided by financing activities for the first three months of fiscal year 2020 was $7.5 million compared to $91.7 million for the prior year period. This $84.2 million decrease in cash provided by financing activities year-over-year was primarily related to $115.0 million in net proceeds from borrowings under our Revolving Credit Facility in the first quarter of fiscal year 2019 compared to none in the current year period, partially offset by a $10.8 million decrease in payments on borrowings under our direct loan facility with the Ex-Im Credit Facility (together with the Revolving Credit Facility, the Credit Facilities) year-over-year. Cash provided by financing activities for both periods included cash received from stock option exercises and employee stock purchase plan purchases, offset by cash used for the repurchase of common stock related to net share settlement of certain employee tax liabilities in connection with the vesting of restricted stock unit awards.

Satellite-related activities

On June 1, 2017, our second-generation ViaSat-2 satellite was successfully launched into orbit. Following satellite launch, in fiscal years 2018 and 2019 we incurred additional operating costs as we prepared for and launched commercial services on the satellite. These additional operating costs included depreciation, amortization of capitalized software development, earth station connectivity, marketing and advertising costs, logistics, customer care and various support systems, and contributed to an operating loss for our satellite services segment in fiscal year 2019. However, as the services we provide using the new satellite start to scale, we expect to expand the revenue base for our fixed broadband and in-flight services and gain operating cost efficiencies, which together we expect will yield incremental segment earnings contributions, partially offset by investments associated with our global business and emerging markets growth. However, there can be no assurance that we will be successful in significantly increasing revenues or achieving operating profit in our satellite services segment. Moreover, we anticipate that we will incur a similar cycle of increased operating costs as we prepare for and launch commercial services on future satellites, including our ViaSat-3 constellation, followed by increases in revenue base and in scale.

Our first two ViaSat-3 class satellites, which are expected to cover the Americas and the Europe, Middle East and Africa (EMEA) region, respectively, entered the phase of full construction during the second half of fiscal year 2018. In July 2019, we entered into an agreement with Boeing for the construction and purchase of a third ViaSat-3 class satellite and the integration of Viasat’s payload technologies into the satellite, which replaced and superseded the limited agreement to proceed entered into in January 2019 for the satellite. This satellite is expected to provide broadband services over the Asia and Pacific (APAC) region, enabling us, following the launch of commercial service on all three ViaSat-3 class satellites, to deliver affordable connectivity worldwide. We believe we have adequate sources of funding for the ViaSat-3 class satellites, which include our cash on hand, borrowing capacity and the cash we expect to generate from operations over the next few years. Our total cash funding may be reduced through various third-party agreements, including potential joint service offerings and other strategic partnering arrangements.

Our IR&D investments are expected to continue through fiscal year 2020 and beyond relating to ViaSat-3 ground infrastructure and support of our growing government and commercial air mobility businesses. We expect to continue to invest in IR&D at a significant level as we continue our focus on leadership and innovation in satellite and space technologies. However, the level of investment in a given fiscal year will depend on a variety of factors, including the stage of development of our satellite projects, new market opportunities and our overall operating performance. In fiscal year 2020, capital expenditures are expected to increase when compared to fiscal year 2019, as we will have a third ViaSat-3 class satellite under construction, as well as increased ground network investments related to international expansion.

Revolving Credit Facility

As of June 30, 2019, the Revolving Credit Facility provided a $700.0 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of January 18, 2024. As of June 30, 2019, we had no outstanding borrowings under the Revolving Credit Facility and $19.3 million outstanding under standby letters of credit, leaving borrowing availability under the Revolving Credit Facility as of June 30, 2019 of $680.7 million.

Borrowings under the Revolving Credit Facility bear interest, at our option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on our total leverage ratio. The Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of Viasat (as defined in the Revolving Credit Facility) and secured by substantially all of our assets. As of June 30, 2019, none of our subsidiaries guaranteed the Revolving Credit Facility.

The Revolving Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Revolving Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.

Ex-Im Credit Facility

The Ex-Im Credit Facility originally provided a $362.4 million senior secured direct loan facility, which was fully drawn. Of the $362.4 million in principal amount of borrowings made under the Ex-Im Credit Facility, $321.2 million was used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remaining $41.2 million used to finance the total exposure fees incurred under the Ex-Im Credit Facility (which included all previously accrued completion exposure fees). At June 30, 2019, we had $127.7 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility.

Borrowings under the Ex-Im Credit Facility bear interest at a fixed rate of 2.38%, payable semi-annually in arrears. The effective interest rate on our outstanding borrowings under the Ex-Im Credit Facility, which takes into account timing and amount of borrowings and payments, exposure fees, debt issuance costs and other fees, is 4.54%. Borrowings under the Ex-Im Credit Facility are required to be repaid in 16 semi-annual principal installments, which commenced on April 15, 2018, with a maturity date of October 15, 2025. Pursuant to the terms of the Ex-Im Credit Facility, certain insurance recovery proceeds related to the ViaSat-2 satellite must be used to pay down outstanding borrowings under the Ex-Im Credit Facility upon receipt. During the three months ended June 30, 2019 and during fiscal year 2019, we received $2.3 million and $185.7 million, respectively, of insurance proceeds related to the ViaSat-2 satellite, all of which were used to pay down outstanding borrowings under the Ex-Im Credit Facility upon receipt. The Ex-Im Credit Facility is guaranteed by Viasat and is secured by first-priority liens on the ViaSat-2 satellite and related assets as well as a pledge of the capital stock of the borrower under the facility.

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

The 2027 Notes are required to be guaranteed on a senior secured basis by each of our existing and future subsidiaries that guarantees the Revolving Credit Facility. As of June 30, 2019, none of our subsidiaries guaranteed the 2027 Notes. The 2027 Notes are secured, equally and ratably with the Revolving Credit Facility and any future parity lien debt, by liens on substantially all of our assets.

The 2027 Notes are our general senior secured obligations and rank equally in right of payment with all of our existing and future unsubordinated debt. The 2027 Notes are effectively senior to all of our existing and future unsecured debt (including our 5.625% Senior Notes due 2025 (the 2025 Notes)) as well as to all of any permitted junior lien debt that may be incurred in the future, in each case to the extent of the value of the assets securing the 2027 Notes. The 2027 Notes are effectively subordinated to any obligations that are secured by liens on assets that do not constitute a part of the collateral securing the 2027 Notes, are structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that do not guarantee the 2027 Notes (including obligations of the borrower under the Ex-Im Credit Facility), and are senior in right of payment to all of our existing and future subordinated indebtedness.

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

Senior Notes due 2025

In September 2017, we issued $700.0 million in principal amount of the 2025 Notes in a private placement to institutional buyers. The 2025 Notes were issued at face value and are recorded as long-term debt, net of debt issuance costs, in our condensed consolidated financial statements. The 2025 Notes bear interest at the rate of 5.625% per year, payable semi-annually in cash in arrears, which interest payments commenced in March 2018. Debt issuance costs associated with the issuance of the 2025 Notes are amortized to interest expense on a straight-line basis over the term of the 2025 Notes, the results of which are not materially different from the effective interest rate basis.

The 2025 Notes are required to be guaranteed on an unsecured senior basis by each of our existing and future subsidiaries that guarantees the Revolving Credit Facility. As of June 30, 2019, none of our subsidiaries guaranteed the 2025 Notes. The 2025 Notes are our general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated debt. The 2025 Notes are effectively junior in right of payment to our existing and future secured debt, including under the Credit Facilities (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that do not guarantee the 2025 Notes, and are senior in right of payment to all of our existing and future subordinated indebtedness.

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

Contractual Obligations

The following table sets forth a summary of our obligations at June 30, 2019:

		For the Remainder of Fiscal Year	For the Fiscal Years Ending
(In thousands, including interest where applicable)	Total	2020	2021-2022	2023-2024	Thereafter
Operating leases and satellite capacity agreements	$657,263	$95,423	$230,376	$132,047	$199,417
2027 Notes	871,781	18,656	67,500	67,500	718,125
2025 Notes	955,938	39,375	78,750	78,750	759,063
Revolving Credit Facility	—	—	—	—	—
Ex-Im Credit Facility	138,392	11,350	44,222	42,344	40,476
Satellite performance incentive obligations	36,782	2,435	5,861	10,102	18,384
Purchase commitments including satellite-related agreements (1)	1,639,117	732,584	644,059	206,726	55,748
Total	$4,299,273	$899,823	$1,070,768	$537,469	$1,791,213

(1)

With respect to purchase commitments for our third ViaSat-3 class satellite, the amounts listed reflect the limited authorization to proceed entered into with Boeing in January 2019 for the satellite. Subsequent to the first quarter of fiscal year 2020, in July 2019 we entered into agreement with Boeing for the construction and purchase of the third ViaSat-3 class satellite and the integration of our payload technologies into the ViaSat-3 satellite, which replaced and superseded this limited authorization to proceed. See “Liquidity and Capital Resources – Satellite-related activities.”

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

Our condensed consolidated balance sheets included $118.1 million and $120.8 million of “other liabilities” as of June 30, 2019 and March 31, 2019, respectively, which primarily consisted of the long-term portion of deferred revenues, the long-term portion of our satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites, our long-term warranty obligations, the long-term portion of deferred rent and deferred income taxes. With the exception of the long-term portion of our satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites (which is included under “Satellite performance incentive obligations”), these remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2019 for additional information regarding satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites. See Note 10 to our condensed consolidated financial statements for additional information regarding our income taxes and related tax positions and Note 8 to our condensed consolidated financial statements for a discussion of our product warranties.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at June 30, 2019 as defined in Regulation S-K Item 303(a)(4) other than as discussed under Contractual Obligations above or disclosed in the notes to our consolidated financial statements included in this report or in our Annual Report on Form 10-K for the year ended March 31, 2019.

Recent Authoritative Guidance

For information regarding recently adopted and issued accounting pronouncements, see Note 1 to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, short-term and long-term obligations, including the Credit Facilities, the 2025 Notes and the 2027 Notes, and foreign currency forward contracts. We consider investments in highly liquid instruments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. As of June 30, 2019, we had no outstanding borrowings under our Revolving Credit Facility, $127.7 million in principal amount of outstanding borrowings under our Ex-Im Credit Facility, $700.0 million in aggregate principal amount outstanding of the 2025 Notes and $600.0 million in aggregate principal amount outstanding of the 2027 Notes, and we held no short-term investments. Our 2025 Notes, 2027 Notes and borrowings under our Ex-Im Credit Facility bear interest at a fixed rate and therefore our exposure to market risk for changes in interest rates relates primarily to borrowings under our Revolving Credit Facility, cash equivalents, short-term investments and short-term obligations.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain a significant amount of our cash balance in money market accounts. In general, money market accounts are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our cash and cash equivalents earn interest at variable rates. Our interest income has been and may continue to be negatively impacted by low market interest rates. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. If the underlying weighted average interest rate on our cash and cash equivalents, assuming balances remain constant over a year, changed by 50 basis points, interest income would have increased or decreased by an insignificant amount for the three months ended June 30, 2019 and 2018. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material.

Our primary interest rate under the Revolving Credit Facility is the Eurodollar rate plus an applicable margin that is based on our total leverage ratio. Under the Revolving Credit Facility, the effective interest rate as of June 30, 2019 that would have been applied to any new Eurodollar-based borrowings under the Revolving Credit Facility was approximately 3.68%. As of June 30, 2019, we had no outstanding borrowings under our Revolving Credit Facility. Accordingly, assuming the outstanding balance remained constant over a year, changes in interest rates applicable to our Revolving Credit Facility would have no effect on our interest incurred or cash flow.

Foreign Exchange Risk

We generally conduct our business in U.S. dollars. However, as our international business is conducted in a variety of foreign currencies, we are exposed to fluctuations in foreign currency exchange rates. Our investment in Euro Broadband Infrastructure Sàrl during the fourth quarter of fiscal year 2017, which is denominated in Euros, increases our exposure to foreign currency risk. A five percent variance in foreign currencies in which our international business is conducted would change our loss before income taxes by an insignificant amount for the three months ended June 30, 2019 and 2018. Our objective in managing our exposure to foreign currency risk is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, from time to time, we may enter into foreign currency forward contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

As of June 30, 2019, we had a number of foreign currency forward contracts outstanding which are intended to reduce the foreign currency risk for amounts payable to vendors in Euros and Australian dollars. The foreign currency forward contracts with a notional amount of $6.6 million had an insignificant amount of fair value recorded in accrued and other liabilities as of June 30, 2019. If the foreign currency forward rate on these foreign currency forward contracts had changed by 10%, the fair value of these foreign currency forward contracts as of June 30, 2019 would have changed by an insignificant amount.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2019, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2019.

During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in a variety of claims, suits, investigations and proceedings arising in the ordinary course of business, including government investigations and claims, and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters. Such matters could result in fines; penalties, compensatory, treble or other damages; or non-monetary relief. A violation of government contract laws and regulations could also result in the termination of our government contracts or debarment from bidding on future government contracts. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of our current pending matters will not have a material adverse effect on our business, financial condition, results of operations or liquidity. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our business, financial condition, results of operations or liquidity in a particular period. For further information on the risks we face from existing and future claims, suits, investigations and proceedings, see “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, which factors could materially affect our business, financial condition, liquidity or future results. The risks described in our reports on Forms 10-K and 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

Item 6. Exhibits

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.

August 9, 2019	/s/ MARK DANKBERG
Mark Dankberg
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ SHAWN DUFFY
Shawn Duffy
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)