Form 10-Q
period 2019-12-31
VIASAT INC
filed 2020-02-10
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of January 24, 2020 was 62,129,258.

VIASAT, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of December 31, 2019	As of March 31, 2019
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$47,778	$261,701
Accounts receivable, net	316,439	300,307
Inventories	283,300	234,518
Prepaid expenses and other current assets	102,724	90,646
Total current assets	750,241	887,172

Property, equipment and satellites, net	2,513,013	2,125,290
Operating lease right-of-use assets	312,509	—
Other acquired intangible assets, net	16,271	22,301
Goodwill	121,745	121,719
Other assets	799,905	758,805
Total assets	$4,513,684	$3,915,287
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$152,386	$157,275
Accrued and other liabilities	355,916	308,268
Current portion of long-term debt	30,101	19,937
Total current liabilities	538,403	485,480

Senior notes	1,284,913	1,282,898
Other long-term debt	257,778	110,005
Non-current operating lease liabilities	289,159	—
Other liabilities	118,120	120,826
Total liabilities	2,488,373	1,999,209
Commitments and contingencies (Note 9)
Equity:
Viasat, Inc. stockholders’ equity
Common stock	6	6
Paid-in capital	1,762,996	1,656,819
Retained earnings	243,787	245,585
Accumulated other comprehensive (loss) income	(521)	5,338
Total Viasat, Inc. stockholders’ equity	2,006,268	1,907,748
Noncontrolling interest in subsidiary	19,043	8,330
Total equity	2,025,311	1,916,078
Total liabilities and equity	$4,513,684	$3,915,287

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
	(In thousands, except per share data)
Revenues:
Product revenues	$303,090	$301,865	$873,535	$800,429
Service revenues	285,134	252,829	843,982	710,608
Total revenues	588,224	554,694	1,717,517	1,511,037
Operating expenses:
Cost of product revenues	214,098	226,020	634,113	616,368
Cost of service revenues	190,132	176,686	564,675	523,348
Selling, general and administrative	136,005	114,566	388,528	340,328
Independent research and development	32,164	28,928	99,952	93,661
Amortization of acquired intangible assets	1,856	2,487	5,920	7,375
Income (loss) from operations	13,969	6,007	24,329	(70,043)
Other income (expense):
Interest income	179	31	1,517	96
Interest expense	(9,276)	(14,896)	(29,990)	(40,294)
Income (loss) before income taxes	4,872	(8,858)	(4,144)	(110,241)
Benefit from (provision for) income taxes	3,911	(3,230)	8,731	35,679
Equity in income of unconsolidated affiliate, net	1,807	1,351	4,328	2,730
Net income (loss)	10,590	(10,737)	8,915	(71,832)
Less: net income (loss) attributable to noncontrolling interests, net of tax	4,114	(333)	10,713	(1,694)
Net income (loss) attributable to Viasat, Inc.	$6,476	$(10,404)	$(1,798)	$(70,138)
Basic net income (loss) per share attributable to Viasat, Inc. common stockholders	$0.10	$(0.17)	$(0.03)	$(1.17)
Diluted net income (loss) per share attributable to Viasat, Inc. common stockholders	$0.10	$(0.17)	$(0.03)	$(1.17)
Shares used in computing basic net income (loss) per share	61,813	60,152	61,405	59,698
Shares used in computing diluted net income (loss) per share	62,916	60,152	61,405	59,698
Comprehensive income (loss):
Net income (loss)	$10,590	$(10,737)	$8,915	$(71,832)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on hedging, net of tax	184	(50)	232	(338)
Foreign currency translation adjustments, net of tax	(2,371)	(1,279)	(6,091)	(8,180)
Other comprehensive loss, net of tax	(2,187)	(1,329)	(5,859)	(8,518)
Comprehensive income (loss)	8,403	(12,066)	3,056	(80,350)
Less: comprehensive income (loss) attributable to noncontrolling interests, net of tax	4,114	(333)	10,713	(1,694)
Comprehensive income (loss) attributable to Viasat, Inc.	$4,289	$(11,733)	$(7,657)	$(78,656)

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	December 31, 2019	December 31, 2018
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$8,915	$(71,832)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	207,950	195,562
Amortization of intangible assets	47,159	42,543
Stock-based compensation expense	64,236	58,658
Loss on disposition of fixed assets	33,578	38,374
Other non-cash adjustments	(9,394)	(27,908)
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(23,596)	(38,909)
Inventories	(47,897)	(32,250)
Other assets	4,075	(15,430)
Accounts payable	8,384	4,234
Accrued liabilities	16,596	52,534
Other liabilities	(16,644)	9,085
Net cash provided by operating activities	293,362	214,661
Cash flows from investing activities:
Purchase of property, equipment and satellites	(548,225)	(491,839)
Cash paid for patents, licenses and other assets	(49,613)	(32,500)
Proceeds from insurance claims on ViaSat-2 satellite	2,277	172,206
Proceeds from sale of real property	—	14,034
Payments related to acquisition of business, net of cash acquired	—	(2,339)
Net cash used in investing activities	(595,561)	(340,438)
Cash flows from financing activities:
Proceeds from debt borrowings	110,000	465,000
Payments of debt borrowings	(27,142)	(350,115)
Payment of debt issuance costs	(2,479)	—
Proceeds from issuance of common stock under equity plans	38,093	23,595
Purchase of common stock in treasury (immediately retired) related to tax withholdings for stock-based compensation	(28,268)	(28,108)
Other financing activities	(1,746)	(9,735)
Net cash provided by financing activities	88,458	100,637
Effect of exchange rate changes on cash	(182)	(2,941)
Net decrease in cash and cash equivalents	(213,923)	(28,081)
Cash and cash equivalents at beginning of period	261,701	71,446
Cash and cash equivalents at end of period	$47,778	$43,365
Non-cash investing and financing activities:
Issuance of common stock in satisfaction of certain accrued employee compensation liabilities	$22,829	$32,129
Capital expenditures not paid for	$24,460	$34,237

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Viasat, Inc. Stockholders
	Common Stock
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
	(In thousands, except share data)
For the Three Months Ended December 31, 2019
Balance at September 30, 2019	61,352,560	$6	$1,751,924	$237,311	$1,666	$14,929	$2,005,836
Exercise of stock options	33,642	—	2,033	—	—	—	2,033
Issuance of stock under Employee Stock Purchase Plan	145,367	—	9,044	—	—	—	9,044
Stock-based compensation	—	—	25,135	—	—	—	25,135
RSU awards vesting, net of shares withheld for taxes which have been retired	591,689	—	(25,140)	—	—	—	(25,140)
Net income	—	—	—	6,476	—	4,114	10,590
Other comprehensive loss, net of tax	—	—	—	—	(2,187)	—	(2,187)
Balance at December 31, 2019	62,123,258	$6	$1,762,996	$243,787	$(521)	$19,043	$2,025,311

For the Three Months Ended December 31, 2018
Balance at September 30, 2018	59,650,229	$6	$1,614,224	$252,107	$8,376	$9,624	$1,884,337
Exercise of stock options	124,000	—	4,649	—	—	—	4,649
Issuance of stock under Employee Stock Purchase Plan	156,844	—	7,859	—	—	—	7,859
Stock-based compensation	—	—	23,164	—	—	—	23,164
RSU awards vesting, net of shares withheld for taxes which have been retired	549,190	—	(21,557)	—	—	—	(21,557)
Cumulative effect adjustment upon adoption of new revenue recognition guidance (ASU 2014-09)	—	—	—	1,367	—	—	1,367
Other noncontrolling interest activity	—	—	2,102	—	—	(3,809)	(1,707)
Net loss	—	—	—	(10,404)	—	(333)	(10,737)
Other comprehensive loss, net of tax	—	—	—	—	(1,329)	—	(1,329)
Balance at December 31, 2018	60,480,263	$6	$1,630,441	$243,070	$7,047	$5,482	$1,886,046

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Viasat, Inc. Stockholders
	Common Stock
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
	(In thousands, except share data)
For the Nine Months Ended December 31, 2019
Balance at March 31, 2019	60,550,093	$6	$1,656,819	$245,585	$5,338	$8,330	$1,916,078
Exercise of stock options	335,373	—	20,743	—	—	—	20,743
Issuance of stock under Employee Stock Purchase Plan	311,137	—	17,350	—	—	—	17,350
Stock-based compensation	—	—	73,523	—	—	—	73,523
Shares issued in settlement of certain accrued employee compensation liabilities	255,615	—	22,829	—	—	—	22,829
RSU awards vesting, net of shares withheld for taxes which have been retired	671,040	—	(28,268)	—	—	—	(28,268)
Net (loss) income	—	—	—	(1,798)	—	10,713	8,915
Other comprehensive loss, net of tax	—	—	—	—	(5,859)	—	(5,859)
Balance at December 31, 2019	62,123,258	$6	$1,762,996	$243,787	$(521)	$19,043	$2,025,311

For the Nine Months Ended December 31, 2018
Balance at March 31, 2018	58,905,274	$6	$1,535,635	$285,960	$15,565	$10,841	$1,848,007
Exercise of stock options	225,000	—	8,352	—	—	—	8,352
Issuance of stock under Employee Stock Purchase Plan	289,024	—	15,243	—	—	—	15,243
Stock-based compensation	—	—	67,109	—	—	—	67,109
Shares and fully-vested RSUs issued in settlement of certain accrued employee compensation liabilities, net of shares withheld for taxes which have been retired	438,433	—	27,701	—	—	—	27,701
RSU awards vesting, net of shares withheld for taxes which have been retired	622,532	—	(23,680)	—	—	—	(23,680)
Cumulative effect adjustment upon adoption of new revenue recognition guidance (ASU 2014-09)	—	—	—	27,248	—	—	27,248
Other noncontrolling interest activity	—	—	81	—	—	(3,665)	(3,584)
Net loss	—	—	—	(70,138)	—	(1,694)	(71,832)
Other comprehensive loss, net of tax	—	—	—	—	(8,518)	—	(8,518)
Balance at December 31, 2018	60,480,263	$6	$1,630,441	$243,070	$7,047	$5,482	$1,886,046

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2019, the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended December 31, 2019 and 2018, the condensed consolidated statements of cash flows for the nine months ended December 31, 2019 and 2018 and the condensed consolidated statements of equity for the three and nine months ended December 31, 2019 and 2018 have been prepared by the management of Viasat, Inc. (also referred to hereafter as the Company or Viasat), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended March 31, 2019 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 31, 2019 included in the Company’s Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Contract costs on U.S. government contracts are subject to audit and review by the Defense Contracting Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. government agencies, as well as negotiations with U.S. government representatives. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal year 2019. As of December 31, 2019, the DCAA had completed its incurred cost audit for fiscal years 2004 and 2016 and approved the Company’s incurred costs for those fiscal years, as well as approved the Company’s incurred costs for fiscal years 2005 through 2015, 2017 and 2018 without further audit based on a determination of low risk. Although the Company has recorded contract revenues subsequent to fiscal year 2018 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of December 31, 2019 and March 31, 2019, the Company had $6.8 million and $4.9 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts (see Note 9 — Commitments and Contingencies for more information).

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

Transaction price allocated to remaining performance obligations

The Company’s remaining performance obligations represent the transaction price of firm contracts and orders for which work has not been performed. The Company includes in its remaining performance obligations only those contracts and orders for which it has accepted purchase orders. Remaining performance obligations associated with the Company’s subscribers for fixed consumer and business broadband services in its satellite services segment exclude month-to-month service contracts in accordance with a practical expedient and are estimated using a portfolio approach in which the Company reviews all relevant promotional activities and calculates the remaining performance obligation using the average service component for the portfolio and the average time remaining under the contract. The Company’s future recurring in-flight connectivity (IFC) service contracts in its satellite services segment do not have minimum service purchase requirements and therefore are not included in the Company’s remaining performance obligations. As of December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.9 billion, of which the Company expects to recognize a little over half over the next twelve months, with the balance recognized thereafter.

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

The following sets forth disaggregated reported revenue by segment and product and services for the three and nine months ended December 31, 2019 and 2018:

	Three Months Ended December 31, 2019
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$73,182	$229,908	$303,090
Service revenues	211,700	11,544	61,890	285,134
Total revenues	$211,700	$84,726	$291,798	$588,224

	Nine Months Ended December 31, 2019
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$212,226	$661,309	$873,535
Service revenues	614,232	39,520	190,230	843,982
Total revenues	$614,232	$251,746	$851,539	$1,717,517

	Three Months Ended December 31, 2018
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$115,409	$186,456	$301,865
Service revenues	177,651	11,568	63,610	252,829
Total revenues	$177,651	$126,977	$250,066	$554,694

	Nine Months Ended December 31, 2018
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$304,732	$495,697	$800,429
Service revenues	494,174	31,831	184,603	710,608
Total revenues	$494,174	$336,563	$680,300	$1,511,037

Revenues from the U.S. government as an individual customer comprised approximately 30% of total revenues for both the three and nine months ended December 31, 2019, and approximately 23% and 27% of total revenues for the three and nine months ended December 31, 2018, respectively, mainly reported within the government systems segment. Revenues from the Company’s commercial customers, mainly reported within the commercial networks and satellite services segments, comprised approximately 70% of total revenues for both the three and nine months ended December 31, 2019, and approximately 77% and 73% of total revenues for the three and nine months ended December 31, 2018, respectively.

The Company’s satellite services segment revenues are primarily derived from the Company’s fixed broadband services, IFC services and worldwide managed network services.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Revenues in the Company’s commercial networks and government systems segments are primarily derived from three types of contracts: fixed-price, cost-reimbursement and time-and-materials contracts. Fixed-price contracts (which require the Company to provide products and services under a contract at a specified price) comprised approximately 89% of the Company’s total revenues for these segments for both the three and nine months ended December 31, 2019, and approximately 89% of the Company’s total revenues for these segments for both the three and nine months ended December 31, 2018. The remainder of the Company’s revenues in these segments for such periods was derived primarily from cost-reimbursement contracts (under which the Company is reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (under which the Company is reimbursed for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

Historically, a significant portion of the Company’s revenues in its commercial networks and government systems segments has been derived from customer contracts that include the development of products. The development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for the Company’s funded development from its customer contracts were approximately 24% and 23% of its total revenues for the three and nine months ended December 31, 2019, respectively, and approximately 18% and 17% of its total revenues for the three and nine months ended December 31, 2018, respectively.

Revenues by geographic area for the three and nine months ended December 31, 2019 and 2018 were as follows:

	Three Months Ended	Nine Months Ended
	December 31, 2019	December 31, 2019
	(In thousands)
U.S. customers	$523,455	$1,521,022
Non-U.S. customers (each country individually insignificant)	64,769	196,495
Total revenues	$588,224	$1,717,517

	Three Months Ended	Nine Months Ended
	December 31, 2018	December 31, 2018
	(In thousands)
U.S. customers	$492,681	$1,341,073
Non-U.S. customers (each country individually insignificant)	62,013	169,964
Total revenues	$554,694	$1,511,037

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

The following table presents contract assets and liabilities as of December 31, 2019 and March 31, 2019:

	As of December 31, 2019	As of March 31, 2019
	(In thousands)
Unbilled accounts receivable	$98,517	$83,743
Collections in excess of revenues and deferred revenues	120,275	125,540
Deferred revenues, long-term portion	83,423	71,230

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Unbilled accounts receivable increased $14.8 million during the nine months ended December 31, 2019, primarily driven by revenue recognized in the Company’s government systems segment in excess of billings.

Collections in excess of revenues and deferred revenues decreased $5.3 million during the nine months ended December 31, 2019, primarily driven by revenue recognized in excess of advances on goods or services received in the Company’s government systems and satellite services segments.

During the three and nine months ended December 31, 2019, the Company recognized revenue of $13.5 million and $84.7 million, respectively, that was previously included in the Company’s collections in excess of revenues and deferred revenues at March 31, 2019. During the three and nine months ended December 31, 2018, the Company recognized revenue of $12.6 million and $94.7 million, respectively, that was previously included in the Company’s collections in excess of revenues and deferred revenues at April 1, 2018.

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

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (ASC 835-20). With respect to the ViaSat-3 class satellites, gateway and networking equipment and other assets under construction, the Company capitalized $14.3 million and $38.6 million of interest expense for the three and nine months ended December 31, 2019, respectively, and $15.6 million and $29.3 million for the three and nine months ended December 31, 2018, respectively.

The Company owns three satellites in service (ViaSat-2 (its second-generation high-capacity Ka-band spot-beam satellite, which was placed into service in the fourth quarter of fiscal year 2018), ViaSat-1 (its first-generation high-capacity Ka-band spot-beam satellite, which was placed into service in January 2012) and WildBlue-1 (which was placed into service in March 2007)) and has lifetime leases of Ka-band capacity on two satellites. The Company also has two third-generation ViaSat-3 class satellites that have entered the phase of full construction. In July 2019, the Company entered into an agreement with The Boeing Company (Boeing) for the construction and purchase of a third ViaSat-3 class satellite and the integration of Viasat’s payload technologies into the satellite. The Company periodically reviews the remaining estimated useful life of its satellites to determine if revisions to estimated useful lives are necessary. The Company procures indoor and outdoor CPE units leased to subscribers under a retail leasing program as part of the Company’s satellite services segment, which are reflected in investing activities and property, equipment and satellites, net in the accompanying condensed consolidated financial statements. The Company depreciates the satellites, earth stations and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites, net, as of December 31, 2019 were $401.7 million and $160.4 million, respectively. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites, net, as of March 31, 2019 were $373.4 million and $142.6 million, respectively.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

On June 1, 2017, the Company’s second-generation ViaSat-2 satellite was successfully launched into orbit. In the fourth quarter of fiscal year 2018, shortly before the launch of commercial broadband services on the satellite, the Company reported an antenna deployment issue. The Company worked with the satellite manufacturer to determine the root cause of the antenna deployment issue, potential correcting measures, and resulting damage. In the second quarter of fiscal year 2019, the root cause analysis was completed. Based on that analysis, during the second quarter of fiscal year 2019, the Company recorded a reduction to the carrying value of the ViaSat-2 satellite of $177.4 million, with a corresponding insurance receivable of $177.4 million, based on the Company’s estimated ViaSat-2 output capabilities as compared to the anticipated, potential and configured capacity of the ViaSat-2 satellite. During the first three months of fiscal year 2020, the Company received the remaining insurance proceeds of $2.3 million, which were in addition to the $185.7 million of insurance proceeds received in fiscal year 2019 related to the ViaSat-2 satellite. The ViaSat-2 satellite was primarily financed by the Company’s direct loan facility with the Export-Import Bank of the United States for ViaSat-2 (the Ex-Im Credit Facility) (see Note 7 — Senior Notes and Other Long-Term Debt for more information). Pursuant to the terms of the Ex-Im Credit Facility, the proceeds received from the insurance claims for ViaSat-2 were used to pay down outstanding borrowings under the Ex-Im Credit Facility.

Occasionally, the Company may enter into finance lease arrangements for various machinery, equipment, computer-related equipment, software, furniture, fixtures, or satellites. The Company records amortization of assets leased under finance lease arrangements within depreciation expense (see Note 1 — Basis of Presentation – Leases and Note 6 – Leases for more information).

Leases

The Company adopted ASU 2016-02, Leases, as amended, commonly referred to as ASC 842, on April 1, 2019 using the optional transition method. Under the optional transition method, the Company applied the new guidance to all leases that commenced before and were existing as of April 1, 2019. Accordingly, the Company did not adjust comparative periods or make the new required lease disclosures for periods before the adoption date of April 1, 2019.  The primary impact of ASC 842 on the Company’s consolidated financial statements is the recognition of right-of-use assets and related liabilities on its consolidated balance sheet for operating leases where the Company is the lessee. The Company’s adoption of ASC 842 did not have a material impact on its results of operations for the three and nine months ended December 31, 2019, or on its cash flow for the nine months ended December 31, 2019.

The Company elected certain practical expedients under its transition method, including the practical expedient package to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the classification of existing leases, and (iii) initial direct costs for any existing leases. The Company also elected the land easement transition practical expedient, and did not reassess whether an existing or expired land easement is a lease or contains a lease if it has not historically been accounted for as a lease. In addition, for real estate leases, the Company has elected not to separate non-lease components from lease components and instead will account for each separate lease and non-lease component as a single lease component.

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

At the lease commencement date, the Company recognizes a right-of-use asset and a lease liability for all leases, except short-term leases with an original term of 12 months or less. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease. The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, less any lease incentives received. All right-of-use assets are periodically reviewed for impairment in accordance with standards that apply to long-lived assets. The lease liability is initially measured at the present value of the lease payments, discounted using an estimate of the Company’s incremental borrowing rate for a collateralized loan with the same term as the underlying leases.

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

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs of $3.3 million and $3.2 million related to patents were included in other assets as of December 31, 2019 and March 31, 2019, respectively. The Company capitalized costs of $39.3 million and $22.9 million related to acquiring and obtaining orbital slots and other licenses included in other assets as of December 31, 2019 and March 31, 2019, respectively. Accumulated amortization related to these assets was $3.5 million and $3.0 million as of December 31, 2019 and March 31, 2019, respectively. Amortization expense related to these assets was an insignificant amount for the three and nine months ended December 31, 2019 and 2018. If a patent, orbital slot or other license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During the three and nine months ended December 31, 2019 and 2018, the Company did not write off any significant costs due to abandonment or impairment.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense using the effective interest rate method, or, when the results are not materially different, on a straight-line basis over the expected term of the related debt. During the nine months ended December 31, 2019 and 2018, no debt issuance costs were capitalized. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in loss on extinguishment of debt in the condensed consolidated statements of operations and comprehensive income (loss). Debt issuance costs related to the Company’s revolving credit facility (the Revolving Credit Facility) are recorded in prepaid expenses and other current assets and in other long-term assets in the condensed consolidated balance sheets in accordance with the authoritative guidance for imputation of interest (ASC 835-30). Debt issuance costs related to the Company’s 5.625% Senior Notes due 2025 (the 2025 Notes), the Company’s 5.625% Senior Secured Notes due 2027 (the 2027 Notes) and the Ex-Im Credit Facility are recorded as a direct deduction from the carrying amount of the related debt, consistent with debt discounts, in accordance with the authoritative guidance for imputation of interest (ASC 835-30).

Software development

Costs of developing software for sale are charged to independent research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. Capitalized costs, net, of $241.8 million and $244.4 million related to software developed for resale were included in other assets as of December 31, 2019 and March 31, 2019, respectively. The Company capitalized $13.4 million and $37.0 million of costs related to software developed for resale for the three and nine months ended December 31, 2019, respectively. The Company capitalized $11.7 million and $32.7 million of costs related to software developed for resale for the three and nine months ended December 31, 2018, respectively. Amortization expense for capitalized software development costs was $13.9 million and $39.6 million for the three and nine months ended December 31, 2019, respectively, and $11.5 million and $34.6 million for the three and nine months ended December 31, 2018, respectively.

Self-insurance liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company has recorded self-insurance liability for its plans of $6.0 million and $5.4 million in accrued and other liabilities in the condensed consolidated balance sheets as of December 31, 2019 and March 31, 2019, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued and other liabilities in accordance with the estimated timing of the projected payments.

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At December 31, 2019 and March 31, 2019, no such amounts were accrued related to the aforementioned provisions.

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

Common stock held in treasury

As of December 31, 2019 and March 31, 2019, the Company had no shares of common stock held in treasury.

During the three months ended December 31, 2019 and 2018, the Company issued 932,074 and 863,318 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. During the nine months ended December 31, 2019 and 2018, the Company issued 1,047,557 and 1,172,049 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, during the three months ended December 31, 2019 and 2018, the Company repurchased 340,385 and 314,128 shares of common stock, respectively, at cost and with a total value of $25.1 million and $21.5 million, respectively. During the nine months ended December 31, 2019 and 2018, the Company repurchased 376,517 and 417,465 shares of common stock, respectively, at cost and with a total value of $28.3 million and $28.1 million, respectively. Although shares withheld for employee withholding taxes are technically not issued, they are treated as common stock repurchases for accounting purposes (with such shares deemed to be repurchased and then immediately retired), as they reduce the number of shares that otherwise would have been issued upon vesting of the restricted stock units. These retired shares remain as authorized stock and are considered to be unissued. The retirement of treasury stock had no impact on the Company’s total consolidated stockholders’ equity.

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

During the three and nine months ended December 31, 2019 and 2018, the Company settled certain foreign exchange contracts and in connection therewith for each period recognized an insignificant gain or loss recorded in cost of revenues based on the nature of the underlying transactions. The fair value of the Company’s foreign currency forward contracts was an insignificant amount recorded as an accrued liability as of December 31, 2019 and March 31, 2019. The notional value of foreign currency forward contracts outstanding was an insignificant amount as of December 31, 2019 and $9.9 million as of March 31, 2019.

As of December 31, 2019, the estimated net amount of unrealized gains or losses related to foreign currency forward contracts that was expected to be reclassified to earnings within the next 12 months was insignificant. The Company’s foreign currency forward contracts outstanding as of December 31, 2019 will mature within approximately 21 months from their inception. There were no gains or losses from ineffectiveness of these derivative instruments recorded for the three and nine months ended December 31, 2019 and 2018.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Stock-based compensation

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award. Expense for restricted stock units and stock options is recognized on a straight-line basis over the employee’s requisite service period. Expense for total shareholder return (TSR) performance stock options that vest is recognized regardless of the actual TSR outcome achieved and is recognized on a graded-vesting basis. The Company accounts for forfeitures as they occur. The Company recognized $21.9 million and $64.2 million of stock-based compensation expense for the three and nine months ended December 31, 2019, respectively. The Company recognized $20.2 million and $58.7 million of stock-based compensation expense for the three and nine months ended December 31, 2018, respectively.

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

Ordinarily, the Company calculates its provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period. However, when a reliable estimate cannot be made, the Company computes its provision for income taxes using the actual effective tax rate (discrete method) for the year-to-date period. The Company’s effective tax rate is highly influenced by the amount of its research and development (R&D) tax credits. A small change in estimated annual pretax income (loss) can produce a significant variance in the annual effective tax rate given the Company’s expected amount of R&D tax credits. This variability provides an unreliable estimate of the annual effective tax rate. As a result, and in accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company has computed its provision for income taxes for the three and nine months ended December 31, 2019, by applying the actual effective tax rate to the quarter-to-date and year-to-date income (loss) for the three-month and nine-month periods.

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

Recent authoritative guidance

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases (ASC 842). ASU 2016-02 requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. In January 2018, the FASB issued ASU 2018-01, Leases (ASC 842). ASU 2018-01 permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expired before the entity’s adoption of ASC 842 and that were not previously accounted for as leases under ASC 840. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to ASC 842, Leases, which was issued to provide more detailed guidance and additional clarification for implementing ASU 2016-02. In July 2018, the FASB issued ASU 2018-11, Leases (ASC 842): Targeted Improvements, which provides an additional (and optional) transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. In December 2018, the FASB issued ASU 2018-20, Leases (ASC 842): Narrow-Scope Improvements for Lessors, and in March 2019, the FASB issued ASU 2019-01 (ASC 842): Codification Improvements, both of which provide certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. The Company adopted the new guidance using the optional transition method in the first quarter of fiscal year 2020. Therefore, the periods prior to the effective date of adoption continue to be reported under the current authoritative guidance for leases (ASC 840). The adoption of this guidance materially impacted the Company’s consolidated balance sheet upon adoption due to the recognition of lease liabilities and right-of-use assets. The new guidance did not have a material impact on the Company’s condensed consolidated statements of operations and comprehensive income (loss) or condensed consolidated statements of cash flows (see Note 1 — Basis of Presentation – Leases and Note 6 — Leases for more information).

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (ASC 326). ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (ASC 326), which clarifies that impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. In April 2019 the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, in May 2019, the FASB issued ASU 2019-05, Financial Instruments — Credit Losses (ASC 326) Targeted Relief, and in November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. These recently issued ASUs do not change the core principle of the guidance in ASU 2016-13 but rather are intended to clarify and improve operability of certain topics included within ASU 2016-13. ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-11 have the same effective date and transition requirements as ASU 2016-13. The new guidance will become effective for the Company beginning in fiscal year 2021, with early adoption permitted. The new guidance is required to be applied on a modified-retrospective basis. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other: Simplifying the Test for Goodwill Impairment (ASC 350). ASU 2017-04 removes Step 2 from the goodwill impairment test. The standard will become effective for the Company beginning in fiscal year 2021, with early adoption permitted. The Company early adopted this guidance beginning in the third quarter of fiscal year 2020 and the guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

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

In November 2019, the FASB issued ASU 2019-08, Compensation – Stock Compensation (ASC 718) and Revenue from Contracts with Customers (ASC 606): Codification Improvements – Share-Based Consideration Payable to a Customer. ASU 2019-08 expands the scope of ASC 718 to provide guidance for share-based payment awards granted to a customer in conjunction with selling goods or services accounted for under ASC 606. The Company early adopted this guidance beginning in the third quarter of fiscal year 2020 and the guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various areas related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning in fiscal year 2022, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2 — Composition of Certain Balance Sheet Captions

	As of December 31, 2019	As of March 31, 2019
	(In thousands)
Accounts receivable, net:
Billed	$220,068	$218,276
Unbilled	98,517	83,743
Allowance for doubtful accounts	(2,146)	(1,712)
	$316,439	$300,307
Inventories:
Raw materials	$81,483	$77,834
Work in process	61,125	52,084
Finished goods	140,692	104,600
	$283,300	$234,518
Prepaid expenses and other current assets:
Prepaid expenses	$84,297	$72,369
Other	18,427	18,277
	$102,724	$90,646
Property, equipment and satellites, net
Equipment and software (estimated useful life of 3-7 years)	$1,173,309	$1,027,293
CPE leased equipment (estimated useful life of 4-5 years)	401,741	373,357
Furniture and fixtures (estimated useful life of 7 years)	53,002	46,678
Leasehold improvements (estimated useful life of 2-17 years)	132,107	126,528
Building (estimated useful life of 12 years)	8,923	8,923
Land	2,291	2,291
Construction in progress	213,350	167,178
Satellites (estimated useful life of 12-17 years)	978,113	978,118
Satellite Ka-band capacity obtained under finance leases (estimated useful life of 7-11 years)	171,801	99,090
Satellites under construction	839,420	590,000
	3,974,057	3,419,456
Less: accumulated depreciation and amortization	(1,461,044)	(1,294,166)
	$2,513,013	$2,125,290
Other acquired intangible assets, net:
Technology (weighted average useful life of 6 years)	$89,882	$89,972
Contracts and customer relationships (weighted average useful life of 7 years)	103,251	103,283
Satellite co-location rights (weighted average useful life of 9 years)	8,600	8,600
Trade name (weighted average useful life of 3 years)	5,940	5,940
Other (weighted average useful life of 6 years)	9,978	9,989
	217,651	217,784
Less: accumulated amortization	(201,380)	(195,483)
	$16,271	$22,301
Other assets:
Investment in unconsolidated affiliate	$158,358	$160,711
Deferred income taxes	275,657	258,834
Capitalized software costs, net	241,782	244,368
Patents, orbital slots and other licenses, net	39,056	23,059
Other	85,052	71,833
	$799,905	$758,805
Accrued and other liabilities:
Collections in excess of revenues and deferred revenues	$120,275	$125,540
Accrued employee compensation	59,395	56,454
Accrued vacation	45,030	43,077
Warranty reserve, current portion	5,845	5,877
Operating lease liabilities	42,829	—
Other	82,542	77,320
	$355,916	$308,268
Other liabilities:
Deferred revenues, long-term portion	$83,423	$71,230
Deferred rent, long-term portion	—	16,810
Warranty reserve, long-term portion	4,226	1,707
Satellite performance incentive obligations, long-term portion	24,642	25,324
Other	5,829	5,755
	$118,120	$120,826

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

The Company had $5.0 million in cash equivalents (Level 1) and no assets measured at fair value on a recurring basis as of December 31, 2019 and March 31, 2019, respectively. The Company had an insignificant amount of foreign currency forward contract liabilities (Level 2) measured at fair value on a recurring basis as of December 31, 2019 and March 31, 2019.

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

Long-term debt — The Company’s long-term debt consists of borrowings under its Revolving Credit Facility and Ex-Im Credit Facility (collectively, the Credit Facilities), finance lease obligations reported at the present value of future minimum lease payments with current accrued interest, as well as $700.0 million in aggregate principal amount of 2025 Notes and $600.0 million in aggregate principal amount of 2027 Notes. Long-term debt related to the Revolving Credit Facility is reported at the outstanding principal amount of borrowings, while long-term debt related to the Ex-Im Credit Facility, 2025 Notes and 2027 Notes is reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. As of December 31, 2019 and March 31, 2019, the estimated fair value of the Company’s outstanding long-term debt related to the 2025 Notes was determined based on actual or estimated bids and offers for the 2025 Notes in an over-the-counter market (Level 2) and was $721.0 million and $670.3 million, respectively. As of December 31, 2019, the estimated fair value of the Company’s outstanding long-term debt related to the 2027 Notes was determined based on actual or estimated bids and offers for the 2027 Notes in an over-the-counter market (Level 2) and was $641.9 million. The fair value of the Company’s outstanding long-term debt as of March 31, 2019 related to the 2027 Notes approximated its carrying amount due to the proximity of the closing of the 2027 Notes compared to the reporting date. The fair value of the Company’s long-term debt related to the Revolving Credit Facility approximates its carrying amount due to its variable interest rate, which approximates a market interest rate. As of December 31, 2019 and March 31, 2019, the fair value of the Company’s long-term debt related to the Ex-Im Credit Facility was determined based on a discounted cash flow analysis using observable market interest rates for instruments with similar terms (Level 2) and was approximately $117.0 million and $134.9 million, respectively. The fair value of the Company’s finance lease obligations is estimated at their carrying value based on current rates (Level 2).

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Satellite performance incentive obligations — The Company’s contracts with the manufacturers of the ViaSat-1 and ViaSat-2 satellites require the Company to make monthly in-orbit satellite performance incentive payments, including interest, through approximately fiscal year 2028 subject to the continued satisfactory performance of the applicable satellites. The Company records the net present value of these expected future payments as a liability and as a component of the cost of the satellites. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentive obligations on a recurring basis. The fair value of the Company’s outstanding satellite performance incentive obligations is estimated to approximate their carrying value based on current rates (Level 2). As of December 31, 2019 and March 31, 2019, the Company’s estimated satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites, including accrued interest, were $27.9 million and $28.2 million, respectively.

Note 4 — Shares Used In Computing Diluted Net Income (Loss) Per Share

	Three Months Ended		Nine Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
	(In thousands)
Weighted average:
Common shares outstanding used in calculating basic net income (loss) per share attributable to Viasat, Inc. common stockholders	61,813	60,152	61,405	59,698
Options to purchase common stock as determined by application of the treasury stock method	90	—	—	—
TSR performance stock options to purchase common stock as determined by application of the treasury stock method	—	—	—	—
Restricted stock units to acquire common stock as determined by application of the treasury stock method	773	—	—	—
Potentially issuable shares in connection with certain terms of the ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan	240	—	—	—
Shares used in computing diluted net income (loss) per share attributable to Viasat, Inc. common stockholders	62,916	60,152	61,405	59,698

Antidilutive shares excluded from the calculation for the three months ended December 31, 2019 consisted of 489,293 shares related to stock options (other than TSR performance stock options), 1,086,737 shares related to TSR performance stock options and 68,256 shares related to restricted stock units.

The weighted average number of shares used to calculate basic and diluted net loss per share attributable to Viasat, Inc. common stockholders is the same for the nine months ended December 31, 2019, and the three and nine months ended December 31, 2018, as the Company incurred a net loss attributable to Viasat, Inc. common stockholders for such periods and inclusion of potentially dilutive weighted average shares of common stock would be antidilutive. Potentially dilutive weighted average shares excluded from the calculation for the nine months ended December 31, 2019 consisted of 201,761 shares related to stock options (other than TSR performance stock options), 910,494 shares related to TSR performance stock options, 949,324 shares related to restricted stock units, and 230,588 shares related to certain terms of the ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan. Potentially dilutive weighted average shares excluded from the calculation for the three and nine months ended December 31, 2018 consisted of 1,276,242 and 1,297,427 shares related to stock options (other than TSR performance stock options), respectively, 630,102 and 498,062 shares related to TSR performance stock options, respectively, 1,101,149 and 707,353 shares related to restricted stock units, respectively, and 289,006 and 249,077 shares related to certain terms of the ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan, respectively.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 5 — Goodwill and Acquired Intangible Assets

During the nine months ended December 31, 2019, the increase in the Company’s goodwill related to the effects of foreign currency translation recorded within all three of the Company’s segments. During the nine months ended December 31, 2018, the increase in the Company’s goodwill related to an insignificant acquisition, partially offset by the effects of foreign currency translation recorded within all three of the Company’s segments.

Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of two to ten years. Amortization expense related to other acquired intangible assets was $1.9 million and $2.5 million for the three months ended December 31, 2019 and 2018, respectively, and $5.9 million and $7.4 million for the nine months ended December 31, 2019 and 2018, respectively.

The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of international businesses acquired. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the nine months ended December 31, 2019	$5,920

Expected for the remainder of fiscal year 2020	$1,633
Expected for fiscal year 2021	5,120
Expected for fiscal year 2022	3,297
Expected for fiscal year 2023	2,993
Expected for fiscal year 2024	2,472
Thereafter	756
$16,271

Note 6 – Leases

The Company’s operating leases consist primarily of leases for office space, data centers and satellite ground facilities and have remaining terms from less than one year to ten years, some of which include renewal options, and some of which include options to terminate the leases within one year. Certain earth station leases have renewal terms that have been deemed to be reasonably certain to be exercised and as such have been recognized as part of the Company’s right-of-use assets and lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company recognized right-of-use assets and lease liabilities for such leases in connection with its adoption of ASC 842 as of April 1, 2019 (see Note 1 — Basis of Presentation — Leases for more information). The Company reports operating lease right-of-use assets in operating lease right-of-use assets and the current and non-current portions of its operating lease liabilities in accrued and other liabilities and non-current operating lease liabilities, respectively.

The Company’s finance leases consist primarily of satellite lifetime Ka-band capacity leases and have remaining terms from one to seven years. The Company reports assets obtained under finance leases in property, equipment and satellites, net and the current and non-current portions of its finance lease liabilities in current portion of long-term debt and other long-term debt, respectively.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The components of the Company's lease costs, weighted average lease terms and discount rates are presented in the tables below:

	Three Months Ended	Nine Months Ended
	December 31, 2019	December 31, 2019
	(In thousands)
Lease cost:
Operating lease cost	$15,348	$45,728
Finance lease cost:
Depreciation of assets obtained under finance leases	3,659	7,676
Interest on lease liabilities	924	1,254
Short-term lease cost	1,474	3,491
Variable lease cost	2,724	6,446
Net lease cost	$24,129	$64,595

As of
December 31, 2019
Lease term and discount rate:
Weighted average remaining lease term (in years):
Operating leases	7.2
Finance leases	6.6

Weighted average discount rate:
Operating leases	5.4%
Finance leases	5.4%

The following table details components of the condensed consolidated statements of cash flows for operating and finance leases:

Nine Months Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$44,522
Operating cash flows from finance leases	$955
Financing cash flows from finance leases	$5,495

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$17,900
Finance leases	$72,711

The following table presents maturities of the Company’s lease liabilities as of December 31, 2019:

	Operating Leases	Finance Leases
	(In thousands)
Expected for the remainder of fiscal year 2020	$13,596	$3,450
Expected for fiscal year 2021	60,671	13,350
Expected for fiscal year 2022	58,438	12,000
Expected for fiscal year 2023	52,817	12,000
Expected for fiscal year 2024	52,572	12,000
Thereafter	165,166	27,000
Total future lease payments required	403,260	79,800
Less: interest	71,271	12,285
Total	$331,989	$67,515

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

As of December 31, 2019, the Company had $93.0 million of additional lease commitments that will commence in the future between fiscal years 2020 and 2021 with lease terms of three to 12 years.

As discussed in Note 1 — Basis of Presentation, the Company has adopted ASC 842 using the optional transition method presenting prior period amounts and disclosures under ASC 840. The following table presents the Company's future minimum lease payments for operating leases under ASC 840 at March 31, 2019:

Operating Leases
March 31, 2019
(In thousands)
Expected for fiscal year 2020	$59,164
Expected for fiscal year 2021	59,452
Expected for fiscal year 2022	57,500
Expected for fiscal year 2023	50,933
Expected for fiscal year 2024	51,000
Thereafter	183,077
Total minimum payments required	$461,126

Rent expense was $53.5 million for the fiscal year ended March 31, 2019.

Note 7 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of December 31, 2019 and March 31, 2019:

	As of December 31, 2019	As of March 31, 2019
	(In thousands)
2027 Notes	$600,000	$600,000
2025 Notes	700,000	700,000
Revolving Credit Facility	110,000	—
Ex-Im Credit Facility	117,913	139,560
Finance lease obligations (see Note 6)	67,515	—
Total debt	1,595,428	1,439,560
Unamortized discount and debt issuance costs	(22,636)	(26,720)
Less: current portion of long-term debt	30,101	19,937
Total long-term debt	$1,542,691	$1,392,903

Revolving Credit Facility

As of December 31, 2019, the Revolving Credit Facility provided a $700.0 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of January 18, 2024. At December 31, 2019, the Company had $110.0 million in principal amount of outstanding borrowings under the Revolving Credit Facility and $27.6 million outstanding under standby letters of credit, leaving borrowing availability under the Revolving Credit Facility as of December 31, 2019 of $562.4 million.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. As of December 31, 2019, the weighted average effective interest rate on the Company’s outstanding borrowings under the Revolving Credit Facility was 3.28%. The Company has capitalized certain amounts of interest expense on the Revolving Credit Facility in connection with the construction of various assets during the construction period. The Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Revolving Credit Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of December 31, 2019, none of the Company’s subsidiaries guaranteed the Revolving Credit Facility.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The Revolving Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Revolving Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Revolving Credit Facility as of December 31, 2019.

Ex-Im Credit Facility

The Ex-Im Credit Facility originally provided a $362.4 million senior secured direct loan facility, which was fully drawn. Of the $362.4 million in principal amount of borrowings made under the Ex-Im Credit Facility, $321.2 million was used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remaining $41.2 million used to finance the total exposure fees incurred under the Ex-Im Credit Facility (which included all previously accrued completion exposure fees). As of December 31, 2019, the Company had $117.9 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility.

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

The Ex-Im Credit Facility contains financial covenants regarding Viasat’s maximum total leverage ratio and minimum interest coverage ratio. In addition, the Ex-Im Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Ex-Im Credit Facility as of December 31, 2019.

Borrowings under the Ex-Im Credit Facility are recorded as current portion of long-term debt and as other long-term debt, net of unamortized discount and debt issuance costs, in the Company’s condensed consolidated financial statements. The discount of $42.3 million (consisting of the initial $6.0 million pre-exposure fee, $35.3 million of completion exposure fees, and other customary fees) and deferred financing cost associated with the issuance of the borrowings under the Ex-Im Credit Facility are amortized to interest expense on an effective interest rate basis over the weighted average term of the Ex-Im Credit Facility and in accordance with the related payment obligations.

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

The 2027 Notes are required to be guaranteed on a senior secured basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of December 31, 2019, none of the Company’s subsidiaries guaranteed the 2027 Notes. The 2027 Notes are secured, equally and ratably with the Revolving Credit Facility and any future parity lien debt, by liens on substantially all of the Company’s assets.

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

The 2025 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of December 31, 2019, none of the Company’s subsidiaries guaranteed the 2025 Notes. The 2025 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2025 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2025 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

Note 8 — Product Warranty

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within 12 months are classified as accrued liabilities and amounts expected to be incurred beyond 12 months are classified as other liabilities in the condensed consolidated financial statements. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, the Company bases its estimates on its experience with the technology involved and the types of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and, in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual during the nine months ended December 31, 2019 and 2018:

	Nine Months Ended
	December 31, 2019	December 31, 2018
	(In thousands)
Balance, beginning of period	$7,584	$6,914
Change in liability for warranties issued in period	6,216	2,982
Settlements made (in cash or in kind) during the period	(3,729)	(2,889)
Balance, end of period	$10,071	$7,007

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The Company has contracts with various U.S. government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal year 2019. As of December 31, 2019, the DCAA had completed its incurred cost audit for fiscal years 2004 and 2016 and approved the Company’s incurred costs for those fiscal years, as well as approved the Company’s incurred costs for fiscal years 2005 through 2015, 2017 and 2018 without further audit based on the determination of low risk. Although the Company has recorded contract revenues subsequent to fiscal year 2018 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of December 31, 2019 and March 31, 2019, the Company had $6.8 million and $4.9 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on the status of the related contracts.

Note 10 — Income Taxes

Ordinarily, the Company calculates its provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period. However, when a reliable estimate cannot be made, the Company computes its provision for income taxes using the actual effective tax rate (discrete method) for the year-to-date period. The Company’s effective tax rate is highly influenced by the amount of its R&D tax credits. A small change in estimated annual pretax income (loss) can produce a significant variance in the annual effective tax rate given the Company’s expected amount of R&D tax credits. This variability provides an unreliable estimate of the annual effective tax rate. As a result, and in accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company has computed its provision for income taxes for the three and nine months ended December 31, 2019 by applying the actual effective tax rate to the quarter-to-date and year-to-date income (loss) for the three-month and nine-month periods.

For the three and nine months ended December 31, 2019, the Company recorded an income tax benefit of $3.9 million and $8.7 million, respectively, resulting in effective tax benefit rates of negative 80% and positive 211%, respectively. The effective tax rates for the periods differed from the U.S. statutory rate due primarily to the benefit of federal and state R&D tax credits.

For the three and nine months ended December 31, 2018, the Company recorded an income tax provision of $3.2 million and an income tax benefit of $35.7 million, respectively, resulting in a negative effective tax rate of 36% and an effective tax benefit rate of 32%, respectively. The effective tax rates for the periods differed from the U.S. statutory rate due primarily to the benefit of federal and state R&D tax credits, offset by an increase in valuation allowances on state net operating losses and state R&D tax credits.

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

For the three and nine months ended December 31, 2019, the Company’s gross unrecognized tax benefits increased by $3.6 million and $10.0 million, respectively. In the next 12 months it is reasonably possible that the amount of unrecognized tax benefits will not change significantly.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11 — Equity Method Investments and Related-Party Transactions

Eutelsat strategic partnering arrangement

In March 2017, the Company acquired a 49% interest in Euro Broadband Infrastructure Sàrl (Euro Infrastructure Co.) for $139.5 million as part of the consummation of the Company’s strategic partnering arrangement with Eutelsat. The Company’s investment in Euro Infrastructure Co. is accounted for under the equity method and the total investment, including basis difference allocated to tangible assets, identifiable intangible assets, deferred income taxes and goodwill, is classified as a single line item, as an investment in unconsolidated affiliate, on the Company’s condensed consolidated balance sheets. Because the underlying net assets in Euro Infrastructure Co. and the related excess carrying value of investment over the proportionate share of net assets are denominated in Euros, foreign currency translation gains or losses impact the recorded value of the Company’s investment. The Company recorded foreign currency translation losses, net of tax, of approximately $4.2 million and $5.0 million for the three and nine months ended December 31, 2019, respectively, in accumulated other comprehensive income (loss). The Company recorded foreign currency translation losses, net of tax, of an insignificant amount and $3.8 million for the three and nine months ended December 31, 2018, respectively, in accumulated other comprehensive income (loss). The Company records its proportionate share of the results of Euro Infrastructure Co., and any related basis difference amortization expense, within equity in income (loss) of unconsolidated affiliate, net, one quarter in arrears. Accordingly, the Company included its share of the results of Euro Infrastructure Co. for the three and nine months ended September 30, 2019 in its condensed consolidated financial statements for the three and nine months ended December 31, 2019, respectively, and the Company included its share of the results of Euro Infrastructure Co. for the three and nine months ended September 30, 2018 in its condensed consolidated financial statements for the three and nine months ended December 31, 2018, respectively. The Company’s investment in Euro Infrastructure Co. is presented at cost of investment plus its accumulated proportional share of income or loss, including amortization of the difference in the historical basis of the Company’s contribution, less any distributions it has received.

The difference between the Company’s carrying value of its investment in Euro Infrastructure Co. and its proportionate share of the net assets of Euro Infrastructure Co. as of December 31, 2019 and March 31, 2019 is summarized as follows:

	As of December 31, 2019	As of March 31, 2019
	(In thousands)
Carrying value of investment in Euro Infrastructure Co.	$158,358	$160,711
Less: proportionate share of net assets of Euro Infrastructure Co.	143,139	145,016
Excess carrying value of investment over proportionate share of net assets	$15,219	$15,695
The excess carrying value has been primarily assigned to:
Goodwill	$21,548	$22,476
Identifiable intangible assets	9,090	10,670
Tangible assets	(16,418)	(18,522)
Deferred income taxes	999	1,071
	$15,219	$15,695

The identifiable intangible assets have useful lives of up to 11 years and a weighted average useful life of approximately ten years, and tangible assets have useful lives of up to 11 years and a weighted average useful life of approximately 11 years. Goodwill is not deductible for tax purposes.

The Company’s share of income on its investment in Euro Infrastructure Co. was income of $1.8 million and $4.3 million for the three and nine months ended December 31, 2019, respectively, and income of $1.4 million and $2.7 million for the three and nine months ended December 31, 2018, respectively, consisting of the Company’s share of equity in Euro Infrastructure Co.’s income, including amortization of the difference in the historical basis of the Company’s contribution.

Since acquiring its interest in Euro Infrastructure Co., the Company has recorded $10.7 million in retained earnings of undistributed cumulative earnings in equity interests, net of tax, as of December 31, 2019.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Related-party transactions

Transactions with the equity method investee are considered related-party transactions. The following tables set forth the material related-party transactions entered into between Euro Infrastructure Co. and its subsidiaries, on the one hand, and the Company and its subsidiaries, on the other hand, in the ordinary course of business for the time periods presented:

	Three Months Ended			Nine Months Ended
	December 31, 2019		December 31, 2018	December 31, 2019	December 31, 2018
	(In thousands)
Revenue – Euro Infrastructure Co.	$	*	$1,620	$8,469	$4,798
Expense – Euro Infrastructure Co.		1,815	5,664	10,720	10,254
Cash received – Euro Infrastructure Co.		6,253	4,048	8,605	10,102
Cash paid – Euro Infrastructure Co.		3,198	6,585	10,654	10,677

	As of December 31, 2019	As of March 31, 2019
	(In thousands)
Collections in excess of revenues and deferred revenues – Euro Infrastructure Co.	$3,113	$4,703

*Amount was insignificant.

Note 12 — Segment Information

The Company’s reporting segments, comprised of the satellite services, commercial networks and government systems segments, are primarily distinguished by the type of customer and the related contractual requirements. The Company’s satellite services segment provides satellite-based broadband and related services to residential customers, customers accessing the Company’s services via its Community and Urban Wi-Fi hotspot distribution channels, enterprises, commercial airlines and mobile broadband customers. The Company’s commercial networks segment develops and offers advanced satellite and wireless broadband platforms, ground networking equipment, radio frequency and advanced microwave solutions, Application-Specific Integrated Circuit chip design, satellite payload development and space-to-earth connectivity systems, some of which are ultimately used by the Company’s satellite services segment. The Company’s government systems segment provides global mobile broadband services to military and government users and develops and offers network-centric, internet protocol-based fixed and mobile secure communications products and solutions. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the satellite services and commercial networks segments. The Company’s segments are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Segment revenues and operating profits (losses) for the three and nine months ended December 31, 2019 and 2018 were as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
	(In thousands)
Revenues:
Satellite services
Product	$—	$—	$—	$—
Service	211,700	177,651	614,232	494,174
Total	211,700	177,651	614,232	494,174
Commercial networks
Product	73,182	115,409	212,226	304,732
Service	11,544	11,568	39,520	31,831
Total	84,726	126,977	251,746	336,563
Government systems
Product	229,908	186,456	661,309	495,697
Service	61,890	63,610	190,230	184,603
Total	291,798	250,066	851,539	680,300
Elimination of intersegment revenues	—	—	—	—
Total revenues	$588,224	$554,694	$1,717,517	$1,511,037

Operating profits (losses):
Satellite services	$3,600	$(10,196)	$6,648	$(64,971)
Commercial networks	(46,917)	(31,219)	(143,559)	(117,424)
Government systems	59,142	49,909	167,160	119,727
Elimination of intersegment operating profits	—	—	—	—
Segment operating profit (loss) before corporate and amortization of acquired intangible assets	15,825	8,494	30,249	(62,668)
Corporate	—	—	—	—
Amortization of acquired intangible assets	(1,856)	(2,487)	(5,920)	(7,375)
Income (loss) from operations	$13,969	$6,007	$24,329	$(70,043)

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. The Company’s property and equipment, including its satellites, earth stations and other networking equipment, are assigned to corporate assets as they are available for use by the various segments throughout their estimated useful lives. Segment assets as of December 31, 2019 and March 31, 2019 were as follows:

	As of December 31, 2019	As of March 31, 2019
	(In thousands)
Segment assets:
Satellite services	$80,739	$85,907
Commercial networks	171,228	183,200
Government systems	484,069	408,422
Total segment assets	736,036	677,529
Corporate assets	3,777,648	3,237,758
Total assets	$4,513,684	$3,915,287

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Other acquired intangible assets, net and goodwill included in segment assets as of December 31, 2019 and March 31, 2019 were as follows:

	Other Acquired Intangible Assets, Net		Goodwill
	As of December 31, 2019	As of March 31, 2019	As of December 31, 2019	As of March 31, 2019
	(In thousands)
Satellite services	$7,966	$10,453	$13,575	$13,617
Commercial networks	642	1,798	43,959	43,933
Government systems	7,663	10,050	64,211	64,169
Total	$16,271	$22,301	$121,745	$121,719

Amortization of acquired intangible assets by segment for the three and nine months ended December 31, 2019 and 2018 was as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
	(In thousands)
Satellite services	$678	$1,183	$2,383	$3,776
Commercial networks	384	386	1,156	1,157
Government systems	794	918	2,381	2,442
Total amortization of acquired intangible assets	$1,856	$2,487	$5,920	$7,375

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

In the fourth quarter of fiscal year 2018, shortly before the launch of commercial broadband services on our ViaSat-2 satellite, we reported an antenna deployment issue. We worked with the satellite manufacturer to determine the root cause of the antenna deployment issue, potential correcting measures, and resulting damage. In fiscal year 2019, we filed insurance claims for resulting damages and collected most of the claims. Pursuant to the terms of our direct loan facility with the Export-Import Bank of the United States (the Ex-Im Credit Facility) used to finance the ViaSat-2 satellite, insurance proceeds received from such claims were used to pay down outstanding borrowings under the Ex-Im Credit Facility (see Note 1 — Basis of Presentation – Property, equipment and satellites to our condensed consolidated financial statements for more information).

The primary services offered by our satellite services segment are comprised of:

•

Fixed broadband services, which provide consumers and businesses with high-speed broadband internet access and Voice over Internet Protocol (VoIP) services. As of December 31, 2019, we provided fixed broadband services to approximately 586,000 U.S. subscribers. In addition, since launch, our satellite-powered Community and Urban Wi-Fi services have reached approximately 2 million people living and working in thousands of rural, suburban and urban communities in Mexico.

•

In-flight services including our flagship Viasat in-flight internet, W-IFE and aviation software services. As of December 31, 2019, 1,379 commercial aircraft were in service receiving our in-flight services through our IFC systems.

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

Revenues in our commercial networks and government systems segments are primarily derived from three types of contracts: fixed-price, cost-reimbursement and time-and-materials contracts. Fixed-price contracts (which require us to provide products and services under a contract at a specified price) comprised approximately 89% of our total revenues for these segments for both the three months ended December 31, 2019 and 2018, and approximately 89% of our total revenues for these segments for both the nine months ended December 31, 2019 and 2018. The remainder of our revenues in these segments for such periods was derived primarily from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

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

Historically, a significant portion of our revenues in our commercial networks and government systems segments has been derived from customer contracts that include the development of products. The development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded development from our customer contracts were approximately 24% and 18% of our total revenues for the three months ended December 31, 2019 and 2018, respectively, and approximately 23% and 17% of our total revenues for the nine months ended December 31, 2019 and 2018, respectively.

We also incur IR&D expenses, which are not directly funded by a third party. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development (R&D) projects. IR&D expenses were approximately 5% of total revenues during the three months ended December 31, 2019 and 2018, and approximately 6% of total revenues during both the nine months ended December 31, 2019 and 2018. As a government contractor, we are able to recover a portion of our IR&D expenses pursuant to our government contracts.

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

The timing of satisfaction of performance obligations may require judgment. We derive a substantial portion of our revenues from contracts with customers for services, primarily consisting of connectivity services. These contracts typically require advance or recurring monthly payments by the customer. Our obligation to provide connectivity services is satisfied over time as the customer simultaneously receives and consumes the benefits provided. The measure of progress over time is based upon either a period of time (e.g., over the estimated contractual term) or usage (e.g., bandwidth used/bytes of data processed). We evaluate whether broadband equipment provided to our customer as part of the delivery of connectivity services represents a lease in accordance with ASC 842. As discussed in Note 1 – Basis of Presentation – Leases to our condensed consolidated financial statements, for broadband equipment leased to consumer broadband customers in conjunction with the delivery of connectivity services, we account for the lease and non-lease components of connectivity services arrangement as a single performance obligation as the connectivity services represent the predominant component.

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

Performance obligations related to developing and delivering complex equipment built to customer specifications under long-term contracts are recognized over time as these performance obligations do not create assets with an alternative use to us and we have an enforceable right to payment for performance to date. To measure the transfer of control, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for our contracts because that best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation.  When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recognized in the period the loss is determined. A one percent variance in our future cost estimates on open fixed-price contracts as of December 31, 2019 would change our income (loss) before income taxes by an insignificant amount.

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

Starting at April 1, 2019, at the lease commencement date, we recognize a right-of-use asset and a lease liability for all leases, except short-term leases with an original term of 12 months or less. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease. The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, less any lease incentives received. All right-of-use assets are periodically reviewed for impairment in accordance with standards that apply to long-lived assets. The lease liability is initially measured at the present value of the lease payments, discounted using an estimate of our incremental borrowing rate for a collateralized loan with the same term as the underlying leases.

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

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We periodically review the remaining estimated useful life of the satellite to determine if revisions to the estimated useful life are necessary. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by us for the three and nine months ended December 31, 2019 and 2018.

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

Income taxes and valuation allowance on deferred tax assets

Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis to determine if the weight of available evidence suggests that an additional valuation allowance is needed. In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the event that our estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established, which would cause a decrease to income in the period such determination is made. Our valuation allowance against deferred tax assets increased from $33.5 million at March 31, 2019 to $40.0 million at December 31, 2019. The valuation allowance relates to state and foreign net operating loss carryforwards, state R&D tax credit carryforwards and foreign tax credit carryforwards.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Revenues:	100%	100%	100%	100%
Product revenues	52	54	51	53
Service revenues	48	46	49	47
Operating expenses:
Cost of product revenues	36	41	37	41
Cost of service revenues	32	32	33	35
Selling, general and administrative	23	21	23	23
Independent research and development	5	5	6	6
Amortization of acquired intangible assets	—	—	—	—
Income (loss) from operations	2	1	1	(5)
Interest expense, net	(2)	(3)	(2)	(3)
Income (loss) before income taxes	1	(2)	—	(7)
Benefit from (provision for) income taxes	1	(1)	1	2
Net income (loss)	2	(2)	1	(5)
Net income (loss) attributable to Viasat, Inc.	1	(2)	—	(5)

Three Months Ended December 31, 2019 vs. Three Months Ended December 31, 2018

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2019	December 31, 2018	Increase (Decrease)	Increase (Decrease)
Product revenues	$303.1	$301.9	$1.2	—%
Service revenues	285.1	252.8	32.3	13%
Total revenues	$588.2	$554.7	$33.5	6%

Our total revenues grew by $33.5 million as a result of a $32.3 million increase in service revenues and a $1.2 million increase in product revenues. The service revenue increase was due to an increase of $34.0 million in our satellite services segment, partially offset by a decrease of $1.7 million in our government systems segment. The product revenue increase was driven primarily by an increase of $43.5 million in our government systems segment, partially offset by a decrease in product revenues of $42.2 million in our commercial networks segment.

Cost of revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2019	December 31, 2018	Increase (Decrease)	Increase (Decrease)
Cost of product revenues	$214.1	$226.0	$(11.9)	(5)%
Cost of service revenues	190.1	176.7	13.4	8%
Total cost of revenues	$404.2	$402.7	$1.5	—%

The slight increase in cost of revenues compared to the prior year period was due to an increase of $13.4 million in cost of service revenues, partially offset by a decrease of $11.9 million in cost of product revenues. The cost of service revenue increase primarily related to increased revenues, mainly from revenue increases in our satellite services segment, causing a $22.6 million increase in cost of service revenues on a constant margin basis. The increase in cost of service revenues was partially offset by improved margins, primarily driven by our fixed broadband services and in-flight internet services in our satellite services segment. The cost of product revenue decrease was primarily due to improved margins, mainly from tactical satcom radio products in our government systems segment.

Selling, general and administrative expenses

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2019	December 31, 2018	Increase (Decrease)	Increase (Decrease)
Selling, general and administrative	$136.0	$114.6	$21.4	19%

The $21.4 million increase in selling, general and administrative (SG&A) expenses was primarily due to an increase in support costs of $21.1 million, partially offset by a decrease in selling costs of $3.8 million. The increase in support costs was reflected in all three segments, and the decrease in selling costs was driven by our satellite services segment. Additionally, in the prior year period we recorded a gain of approximately $4.0 million related to our ViaSat-2 satellite insurance claims recorded as a reduction to SG&A expenses in our satellite services segment. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2019	December 31, 2018	Increase (Decrease)	Increase (Decrease)
Independent research and development	$32.2	$28.9	$3.2	11%

The $3.2 million increase in IR&D expenses was primarily the result of an increase of $4.6 million in IR&D efforts in our commercial networks segment (primarily related to an increase in IR&D expenses related to next-generation satellite payload technologies and mobile broadband satellite communications systems), partially offset by a decrease of $1.3 million in our government systems segment.

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to ten years. The slight decrease in amortization of acquired intangible assets in the third quarter of fiscal year 2020 compared to the prior year period was primarily the result of certain acquired intangibles in our satellite services segment becoming fully amortized during the prior fiscal year. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the nine months ended December 31, 2019	$5,920

Expected for the remainder of fiscal year 2020	$1,633
Expected for fiscal year 2021	5,120
Expected for fiscal year 2022	3,297
Expected for fiscal year 2023	2,993
Expected for fiscal year 2024	2,472
Thereafter	756
$16,271

Interest income

The slight increase in interest income for the three months ended December 31, 2019 compared to the prior year period was the result of higher average invested cash balances during the third quarter of fiscal year 2020 compared to the prior year period.

Interest expense

The $5.6 million decrease in interest expense for the three months ended December 31, 2019 compared to the prior year period was primarily due to a decrease in interest expense attributable to the Ex-Im Credit Facility, as the insurance recovery proceeds related to the ViaSat-2 satellite were used to pay down outstanding borrowings under the Ex-Im Credit Facility in the prior year period, partially offset by an increase in interest expense attributable to the 5.625% Senior Secured Notes due 2027 (the 2027 Notes), which were issued in March 2019.

Income taxes

For the three months ended December 31, 2019, we recorded an income tax benefit of $3.9 million, resulting in an effective tax benefit rate of negative 80%. For the three months ended December 31, 2018, we recorded an income tax provision of $3.2 million, resulting in an effective tax rate of negative 36%. The effective tax rates for the periods differed from the U.S. statutory rate due primarily to the benefit of federal and state R&D tax credits.

Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate cannot be made, we compute our provision for income taxes using the actual effective tax rate (discrete method) for the year-to-date period. Our effective tax rate is highly influenced by the amount of our R&D tax credits. A small change in estimated annual pretax income (loss) can produce a significant variance in the annual effective tax rate given our expected amount of R&D tax credits. This variability provides an unreliable estimate of the annual effective tax rate. As a result, and in accordance with the authoritative guidance for accounting for income taxes in interim periods, we have computed our provision for income taxes for the three months ended December 31, 2019 by applying the actual effective tax rate to the quarter-to-date income for the three-month period.

Segment Results for the Three Months Ended December 31, 2019 vs. Three Months Ended December 31, 2018

Satellite services segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2019	December 31, 2018	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$—	$—	$—	—%
Segment service revenues	211.7	177.7	34.0	19%
Total segment revenues	$211.7	$177.7	$34.0	19%

Our satellite services segment revenues increased by $34.0 million due to an increase in service revenues. The increase in service revenues was primarily driven by the expansion of our fixed broadband services and in-flight internet services. The fixed broadband service revenue increase was driven by higher average revenue per fixed broadband subscriber in the United States when compared to the same period last fiscal year, reflecting a higher mix of new and existing subscribers choosing Viasat’s premium highest speed plans. Total subscribers at December 31, 2019 were approximately 586,000 compared to 584,000 subscribers at December 31, 2018. The in-flight service revenue increase was driven primarily by the increase in the number of commercial aircraft receiving our in-flight services through our IFC systems, with 1,379 commercial aircraft in service utilizing our IFC systems as of December 31, 2019, compared to 1,123 commercial aircraft in service as of December 31, 2018.

Segment operating profit (loss)

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2019	December 31, 2018	Increase (Decrease)	Increase (Decrease)
Segment operating profit (loss)	$3.6	$(10.2)	$13.8	135%
Percentage of segment revenues	2%	(6)%

The change from satellite services segment operating loss to operating profit was driven primarily by higher earnings contributions of $23.8 million, primarily due to an increase in revenues and improved margins from our fixed broadband services and in-flight internet services as services scaled efficiently, partially offset by higher support costs and our investments in global broadband businesses.

Commercial networks segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2019	December 31, 2018	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$73.2	$115.4	$(42.2)	(37)%
Segment service revenues	11.5	11.6	—	—%
Total segment revenues	$84.7	$127.0	$(42.3)	(33)%

Our commercial networks segment revenues decreased by $42.3 million, primarily due to a $42.2 million decrease in product revenues. The decrease in product revenues was primarily due to a decrease of $46.5 million in mobile broadband satellite communication systems products as IFC terminal deliveries returned to more normalized levels, following accelerated deliveries in the prior year period, partially offset by an increase of $4.3 million in fixed satellite networks products.

Segment operating loss

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2019	December 31, 2018	(Increase) Decrease	(Increase) Decrease
Segment operating loss	$(46.9)	$(31.2)	$(15.7)	(50)%
Percentage of segment revenues	(55)%	(25)%

The $15.7 million increase in our commercial networks segment operating loss was driven primarily by lower earnings contributions of $7.8 million, primarily due to a decrease in revenues of our mobile broadband satellite communication systems products. Additionally the segment experienced a $4.6 million increase in IR&D expenses (primarily related to next-generation satellite payload technologies and mobile broadband satellite communications systems) and a $3.3 million increase in SG&A costs.

Government systems segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2019	December 31, 2018	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$229.9	$186.5	$43.5	23%
Segment service revenues	61.9	63.6	(1.7)	(3)%
Total segment revenues	$291.8	$250.1	$41.7	17%

Our government systems segment revenues increased by $41.7 million due to an increase of $43.5 million in product revenues, partially offset by a decrease of $1.7 million in service revenues. The product revenue increase was due to a $24.4 million increase in tactical satcom radio products, a $14.0 million increase in government mobile broadband products, a $10.3 million increase in tactical data link products, and a $6.1 million increase in government satellite communication systems products, partially offset by a decrease of $11.2 million in cybersecurity and information assurance products. The service revenue decrease was primarily due to a $1.4 million decrease in government satellite communication systems services.

Segment operating profit

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2019	December 31, 2018	Increase (Decrease)	Increase (Decrease)
Segment operating profit	$59.1	$49.9	$9.2	18%
Percentage of segment revenues	20%	20%

The $9.2 million increase in our government systems segment operating profit was primarily due to higher earnings contributions of $16.0 million, primarily due to an increase in revenues in our tactical satcom radio products, government mobile broadband products and tactical data link products, and improved margins from our tactical satcom radio products. This increase was partially offset by higher SG&A costs of $8.1 million.

Nine Months Ended December 31, 2019 vs. Nine Months Ended December 31, 2018

Revenues

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2019	December 31, 2018	Increase (Decrease)	Increase (Decrease)
Product revenues	$873.5	$800.4	$73.1	9%
Service revenues	844.0	710.6	133.4	19%
Total revenues	$1,717.5	$1,511.0	$206.5	14%

Our total revenues grew by $206.5 million as a result of a $133.4 million increase in service revenues and a $73.1 million increase in product revenues. The service revenue increase was due to increases of $120.1 million in our satellite services segment, $7.7 million in our commercial networks segment and $5.6 million in our government systems segment. The product revenue increase was driven primarily by an increase of $165.6 million in our government systems segment, partially offset by a decrease in product revenues of $92.5 million in our commercial networks segment.

Cost of revenues

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2019	December 31, 2018	Increase (Decrease)	Increase (Decrease)
Cost of product revenues	$634.1	$616.4	$17.7	3%
Cost of service revenues	564.7	523.4	41.3	8%
Total cost of revenues	$1,198.8	$1,139.7	$59.1	5%

Cost of revenues increased by $59.1 million due to increases of $41.3 million in cost of service revenues and $17.7 million in cost of product revenues. The cost of service revenue increase primarily related to increased revenues, mainly from our satellite services segment, causing a $98.2 million increase in cost of service revenues on a constant margin basis. The increase in cost of service revenues was partially offset by improved margins, primarily driven by our fixed broadband services and in-flight internet services in our satellite services segment. The cost of product revenue increase was primarily due to increased revenues, causing a $56.3 million increase in cost of product revenues on a constant margin basis mainly from revenue increases in our government systems segment, partially offset by decreased revenues in our commercial networks segment. The increase in cost of product revenues was partially offset by improved margins, driven primarily by our tactical satcom radio products, cybersecurity and information assurance products and government satellite communication systems products in our government systems segment and our satellite networking development program products in our commercial networks segment.

Selling, general and administrative expenses

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2019	December 31, 2018	Increase (Decrease)	Increase (Decrease)
Selling, general and administrative	$388.5	$340.3	$48.2	14%

The $48.2 million increase in SG&A expenses was primarily due to an increase in support costs of $45.6 million, which was reflected in all three segments. Additionally, in the prior year period we recorded a gain of approximately $4.0 million related to our ViaSat-2 satellite insurance claims recorded as a reduction to SG&A expenses in our satellite services segment. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2019	December 31, 2018	Increase (Decrease)	Increase (Decrease)
Independent research and development	$100.0	$93.7	$6.3	7%

The $6.3 million increase in IR&D expenses was primarily due to an increase in IR&D efforts in our commercial networks segment (primarily related to an increase in IR&D expenses related to next-generation satellite payload technologies and mobile broadband satellite communications systems).

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to ten years. The $1.5 million decrease in amortization of acquired intangible assets in the first nine months of fiscal year 2020 compared to the prior year period was primarily the result of certain acquired intangibles in our satellite services segment becoming fully amortized during the prior fiscal year. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the nine months ended December 31, 2019	$5,920

Expected for the remainder of fiscal year 2020	$1,633
Expected for fiscal year 2021	5,120
Expected for fiscal year 2022	3,297
Expected for fiscal year 2023	2,993
Expected for fiscal year 2024	2,472
Thereafter	756
$16,271

Interest income

The $1.4 million increase in interest income for the nine months ended December 31, 2019 compared to the prior year period was the result of higher average invested cash balances during the first nine months of fiscal year 2020 compared to the prior year period.

Interest expense

The $10.3 million decrease in interest expense in the nine months ended December 31, 2019 compared to the prior year period was primarily related to a decrease in interest expense attributable to the Ex-Im Credit Facility, as the insurance recovery proceeds related to the ViaSat-2 satellite were used to pay down outstanding borrowings under the Ex-Im Credit Facility in the prior year period, coupled with an increase in the amount of interest capitalized. This decrease was partially offset by an increase in interest expense attributable to the 2027 Notes, which were issued in March 2019. Capitalized interest expense during the nine months ended December 31, 2019 related to the construction of our ViaSat-3 class satellites, gateway and networking equipment and other assets.

Income taxes

For the nine months ended December 31, 2019, we recorded an income tax benefit of $8.7 million, resulting in an effective tax benefit rate of 211%. For the nine months ended December 31, 2018, we recorded an income tax benefit of $35.7 million, resulting in an effective tax benefit rate of 32%. The effective tax benefit rates for the periods differed from the U.S. statutory rate due primarily to the benefit of federal and state R&D tax credits.

Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate cannot be made, we compute our provision for income taxes using the actual effective tax rate (discrete method) for the year-to-date period. Our effective tax rate is highly influenced by the amount of our R&D tax credits. A small change in estimated annual pretax income (loss) can produce a significant variance in the annual effective tax rate given our expected amount of R&D tax credits. This variability provides an unreliable estimate of the annual effective tax rate. As a result, and in accordance with the authoritative guidance for accounting for income taxes in interim periods, we have computed our provision for income taxes for the nine months ended December 31, 2019 by applying the actual effective tax rate to the year-to-date income (loss) for the nine-month period.

Segment Results for the Nine Months Ended December 31, 2019 vs. Nine Months Ended December 31, 2018

Satellite services segment

Revenues

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2019	December 31, 2018	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$—	$—	$—	—%
Segment service revenues	614.2	494.2	120.1	24%
Total segment revenues	$614.2	$494.2	$120.1	24%

Our satellite services segment revenues increased by $120.1 million due to an increase in service revenues. The increase in service revenues was primarily driven by the expansion of our fixed broadband services and in-flight internet services. The fixed broadband service revenue increase was driven by higher average revenue per fixed broadband subscriber in the United States when compared to the same period last fiscal year, reflecting a higher mix of new and existing subscribers choosing Viasat’s premium highest speed plans. Total subscribers at December 31, 2019 were approximately 586,000 compared to 584,000 subscribers at December 31, 2018. The in-flight service revenue increase was driven primarily by the increase in the number of commercial aircraft receiving our in-flight services through our IFC systems, with 1,379 commercial aircraft in service utilizing our IFC systems as of December 31, 2019, compared to 1,123 commercial aircraft in service as of December 31, 2018.

Segment operating profit (loss)

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2019	December 31, 2018	Increase (Decrease)	Increase (Decrease)
Segment operating profit (loss)	$6.6	$(65.0)	$71.6	110%
Percentage of segment revenues	1%	(13)%

The change in our satellite services segment operating loss to an operating profit was driven primarily by higher earnings contributions of $90.9 million, primarily due to an increase in revenues and improved margins from our fixed broadband services and in-flight internet services as services scaled efficiently, partially offset by higher support costs and our investments in global broadband businesses.

Commercial networks segment

Revenues

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2019	December 31, 2018	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$212.2	$304.7	$(92.5)	(30)%
Segment service revenues	39.5	31.8	7.7	24%
Total segment revenues	$251.8	$336.6	$(84.8)	(25)%

Our commercial networks segment revenues decreased by $84.8 million, primarily due to a $92.5 million decrease in product revenues partially offset by a $7.7 million increase in service revenues. The decrease in product revenues was primarily due to a decrease of $117.5 million in mobile broadband satellite communication systems products as IFC terminal deliveries returned to more normalized levels, following accelerated deliveries in the prior year period, partially offset by an increase of $10.8 million in satellite networking development program products. The increase in service revenues was primarily due to an increase of $9.7 million in mobile broadband satellite communication systems services, partially offset by a decrease of $3.1 million in fixed satellite network services.

Segment operating loss

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2019	December 31, 2018	(Increase) Decrease	(Increase) Decrease
Segment operating loss	$(143.6)	$(117.4)	$(26.1)	(22)%
Percentage of segment revenues	(57)%	(35)%

The $26.1 million increase in our commercial networks segment operating loss was driven primarily by a $10.3 million increase in SG&A costs, an increase of $9.4 million in IR&D expenses (primarily related to next-generation satellite payload technologies and mobile broadband satellite communications systems), and lower earnings contributions of $6.4 million (primarily due to a decrease in revenues of our mobile broadband satellite communication systems products).

Government systems segment

Revenues

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2019	December 31, 2018	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$661.3	$495.7	$165.6	33%
Segment service revenues	190.2	184.6	5.6	3%
Total segment revenues	$851.5	$680.3	$171.2	25%

Our government systems segment revenues increased by $171.2 million due to increases of $165.6 million in product revenues and $5.6 million in service revenues. The product revenue increase was due to a $55.3 million increase in tactical satcom radio products, a $44.1 million increase in government satellite communication systems products, a $41.5 million increase in tactical data link products and a $31.1 million increase in government mobile broadband products, partially offset by a decrease of $6.6 million in cybersecurity and information assurance products. The service revenue increase was primarily due to a $5.6 million increase in government mobile broadband services.

Segment operating profit

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2019	December 31, 2018	Increase (Decrease)	Increase (Decrease)
Segment operating profit	$167.2	$119.7	$47.4	40%
Percentage of segment revenues	20%	18%

The $47.4 million increase in our government systems segment operating profit was primarily due to higher earnings contributions of $63.0 million, primarily due to an increase in revenues from our tactical satcom radio products, government satellite communication systems products and tactical data link products, and improved margins from our tactical satcom radio products and cybersecurity and information assurance products. This increase was partially offset by higher SG&A costs of $18.2 million.

Backlog

As reflected in the table below, our overall firm and funded backlog increased during the first nine months of fiscal year 2020. The increases in both firm and funded backlog were primarily attributable to increases in our commercial networks systems and satellite services segments.

	As of December 31, 2019	As of March 31, 2019
	(In millions)
Firm backlog
Satellite services segment	$611.1	$581.3
Commercial networks segment	385.1	353.8
Government systems segment	927.5	931.2
Total	$1,923.7	$1,866.3
Funded backlog
Satellite services segment	$611.1	$581.3
Commercial networks segment	385.1	353.8
Government systems segment	912.1	912.0
Total	$1,908.3	$1,847.1

The firm backlog does not include contract options. Of the $1.9 billion in firm backlog, a little over half is expected to be delivered during the next twelve months, with the balance delivered thereafter. We include in our backlog only those orders for which we have accepted purchase orders, and not anticipated purchase orders and requests. In our satellite services segment, our backlog includes fixed broadband service revenues under our subscriber agreements, but does not include future recurring in-flight internet service revenues under our agreements with commercial airlines. As of December 31, 2019, we provided in-flight internet services to 1,379 commercial aircraft, with in-flight internet services anticipated to be activated on over 690 additional commercial aircraft under our existing customer agreements with commercial airlines. There can be no assurance that all anticipated purchase orders and requests will be placed or that anticipated in-flight internet services will be activated.

Our total new awards exclude future revenue under recurring consumer commitment arrangements and were approximately $577.4 million and $1,775.5 million for the three and nine months ended December 31, 2019, respectively, and approximately $448.6 million and $1,756.9 million for the three and nine months ended December 31, 2018, respectively.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing, export credit agency financing and equity financing. At December 31, 2019, we had $47.8 million in cash and cash equivalents, $211.8 million in working capital, $110.0 million in principal amount of outstanding borrowings under our revolving credit facility (the Revolving Credit Facility) and borrowing availability of $562.4 million under the Revolving Credit Facility. At March 31, 2019, we had $261.7 million in cash and cash equivalents, $401.7 million in working capital, and no outstanding borrowings and borrowing availability of $680.4 million under the Revolving Credit Facility. We invest our cash in excess of current operating requirements in short-term, highly liquid bank money market accounts.

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

Cash flows

Cash provided by operating activities for the first nine months of fiscal year 2020 was $293.4 million compared to $214.7 million in the prior year period. This $78.7 million increase was primarily driven by our operating results (net loss adjusted for depreciation, amortization and other non-cash charges) which resulted in $117.0 million of higher cash provided by operating activities year-over-year, partially offset by a $38.3 million year-over-year increase in cash used to fund net operating assets. The increase in cash used to fund net operating assets during the first nine months of fiscal year 2020 when compared to the prior year period was primarily due to higher cash payments made in our accrued liabilities due to timing of payments.

Cash used in investing activities for the first nine months of fiscal year 2020 was $595.6 million compared to $340.4 million in the prior year period. This $255.1 million increase in cash used in investing activities year-over-year reflects an increase of $78.3 million in cash used for satellite construction, as well as $169.9 million in proceeds received from the insurance claims for the ViaSat-2 satellite and $14.0 million of cash proceeds from sales of real property during the prior year period compared to none in the current year period.

Cash provided by financing activities for the first nine months of fiscal year 2020 was $88.5 million compared to $100.6 million for the prior year period. This $12.2 million decrease in cash provided by financing activities year-over-year was primarily related to a decrease of $355.0 million in proceeds from borrowings under our Revolving Credit Facility, partially offset by a decrease in payments on borrowings of debt of $323.0 million, primarily due to $140.0 million in payments under our Revolving Credit Facility in the first nine months of fiscal year 2019 compared to none in the current year period and a $188.5 million decrease in payments on borrowings under the Ex-Im Credit Facility year-over-year. Cash provided by financing activities for both periods included cash received from stock option exercises and employee stock purchase plan purchases, offset by cash used for the repurchase of common stock related to net share settlement of certain employee tax liabilities in connection with the vesting of restricted stock unit awards.

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

Our first two ViaSat-3 class satellites, which are expected to cover the Americas and the Europe, Middle East and Africa (EMEA) region, respectively, entered the phase of full construction during the second half of fiscal year 2018. In July 2019, we entered into an agreement with Boeing for the construction and purchase of a third ViaSat-3 class satellite and the integration of Viasat’s payload technologies into the satellite. This satellite is expected to provide broadband services over the Asia and Pacific (APAC) region, enabling us, following the launch of commercial service on all three ViaSat-3 class satellites, to deliver affordable connectivity worldwide. We are targeting to launch the first ViaSat-3 class satellite in mid calendar 2021, although the actual launch date will be dependent on the completion of deliverables by our contract manufacturers, subcontractors, and other third party service providers, available launch windows, and other variables. We believe we have adequate sources of funding for the ViaSat-3 class satellites, which include our cash on hand, borrowing capacity and the cash we expect to generate from operations over the next few years. Our total cash funding may be reduced through various third-party agreements, including potential joint service offerings and other strategic partnering arrangements.

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

Revolving Credit Facility

As of December 31, 2019, the Revolving Credit Facility provided a $700.0 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of January 18, 2024. As of December 31, 2019, we had $110.0 million in principal amount of outstanding borrowings under the Revolving Credit Facility and $27.6 million outstanding under standby letters of credit, leaving borrowing availability under the Revolving Credit Facility as of December 31, 2019 of $562.4 million.

Borrowings under the Revolving Credit Facility bear interest, at our option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on our total leverage ratio. At December 31, 2019, the weighted average effective interest rate on our outstanding borrowings under the Revolving Credit Facility was 3.28%. The Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of Viasat (as defined in the Revolving Credit Facility) and secured by substantially all of our assets. As of December 31, 2019, none of our subsidiaries guaranteed the Revolving Credit Facility.

The Revolving Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Revolving Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.

Ex-Im Credit Facility

The Ex-Im Credit Facility originally provided a $362.4 million senior secured direct loan facility, which was fully drawn. Of the $362.4 million in principal amount of borrowings made under the Ex-Im Credit Facility, $321.2 million was used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remaining $41.2 million used to finance the total exposure fees incurred under the Ex-Im Credit Facility (which included all previously accrued completion exposure fees). At December 31, 2019, we had $117.9 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility.

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

The borrowings under the Ex-Im Credit Facility are recorded as current portion of long-term debt and as other long-term debt, net of unamortized discount and debt issuance costs, in our condensed consolidated financial statements. The discount of $42.3 million (consisting of the initial $6.0 million pre-exposure fee, $35.3 million of completion exposure fees and other customary fees) and deferred financing cost associated with the issuance of the borrowings under the Ex-Im Credit Facility are amortized to interest expense on an effective interest rate basis over the weighted average term of the Ex-Im Credit Facility and in accordance with the related payment obligations.

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

The 2027 Notes are required to be guaranteed on a senior secured basis by each of our existing and future subsidiaries that guarantees the Revolving Credit Facility. As of December 31, 2019, none of our subsidiaries guaranteed the 2027 Notes. The 2027 Notes are secured, equally and ratably with the Revolving Credit Facility and any future parity lien debt, by liens on substantially all of our assets.

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

The 2025 Notes are required to be guaranteed on an unsecured senior basis by each of our existing and future subsidiaries that guarantees the Revolving Credit Facility. As of December 31, 2019, none of our subsidiaries guaranteed the 2025 Notes. The 2025 Notes are our general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated debt. The 2025 Notes are effectively junior in right of payment to our existing and future secured debt, including under the Revolving Credit Facility and the Ex-Im Credit Facility (collectively, the Credit Facilities) and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that do not guarantee the 2025 Notes, and are senior in right of payment to all of our existing and future subordinated indebtedness.

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

Contractual Obligations

The following table sets forth a summary of our obligations at December 31, 2019:

		For the Remainder of Fiscal Year	For the Fiscal Years Ending
(In thousands, including interest where applicable)	Total	2020	2021-2022	2023-2024	Thereafter
Operating leases and satellite capacity agreements	$676,495	$37,333	$258,051	$144,424	$236,687
Finance lease obligations	79,800	3,450	25,350	24,000	27,000
2027 Notes	853,125	—	67,500	67,500	718,125
2025 Notes	936,251	19,688	78,750	78,750	759,063
Revolving Credit Facility (1)	124,819	912	7,314	116,593	—
Ex-Im Credit Facility	127,042	—	44,222	42,344	40,476
Satellite performance incentive obligations	35,467	1,121	5,861	9,368	19,117
Purchase commitments including satellite-related agreements	1,643,953	342,581	1,057,463	211,327	32,582
Total	$4,476,952	$405,085	$1,544,511	$694,306	$1,833,050

(1)

To the extent that the interest rate is variable and ultimate amounts borrowed under the Revolving Credit Facility may fluctuate, amounts reflected represent estimated interest payments on our current outstanding balances based on the weighted average effective interest rate at December 31, 2019 until the maturity date in January 2024.

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

Our condensed consolidated balance sheets included $118.1 million and $120.8 million of “other liabilities” as of December 31, 2019 and March 31, 2019, respectively, which primarily consisted of the long-term portion of deferred revenues, the long-term portion of our satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites, our long-term warranty obligations, the long-term portion of deferred rent and deferred income taxes. With the exception of the long-term portion of our satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites (which is included under “Satellite performance incentive obligations”), these remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 11 — Commitments to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2019 for additional information regarding satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites. See Note 10 — Income Taxes to our condensed consolidated financial statements for additional information regarding our income taxes and related tax positions and Note 8— Product Warranty to our condensed consolidated financial statements for a discussion of our product warranties.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at December 31, 2019 as defined in Regulation S-K Item 303(a)(4) other than as discussed under Contractual Obligations above or disclosed in the notes to our consolidated financial statements included in this report or in our Annual Report on Form 10-K for the year ended March 31, 2019.

Recent Authoritative Guidance

For information regarding recently adopted and issued accounting pronouncements, see Note 1 — Basis of Presentation to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, short-term and long-term obligations, including the Credit Facilities, the 2025 Notes and the 2027 Notes, and foreign currency forward contracts. We consider investments in highly liquid instruments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2019, we had $110.0 million in principal amount of outstanding borrowings under our Revolving Credit Facility, $117.9 million in principal amount of outstanding borrowings under our Ex-Im Credit Facility, $700.0 million in aggregate principal amount outstanding of the 2025 Notes and $600.0 million in aggregate principal amount outstanding of the 2027 Notes, and we held $5.0 million in short-term investments. Our 2025 Notes, 2027 Notes and borrowings under our Ex-Im Credit Facility bear interest at a fixed rate and therefore our exposure to market risk for changes in interest rates relates primarily to borrowings under our Revolving Credit Facility, cash equivalents, short-term investments and short-term obligations.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain a significant amount of our cash balance in money market accounts. In general, money market accounts are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our cash and cash equivalents earn interest at variable rates. Our interest income has been and may continue to be negatively impacted by low market interest rates. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. If the underlying weighted average interest rate on our cash and cash equivalents, assuming balances remain constant over a year, changed by 50 basis points, interest income would have increased or decreased by an insignificant amount for the three and nine months ended December 31, 2019 and 2018. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material.

As of December 31, 2019, we had $110.0 million in principal amount of outstanding borrowings under our Revolving Credit Facility. Our primary interest rate under the Revolving Credit Facility is the Eurodollar rate plus an applicable margin that is based on our total leverage ratio. At December 31, 2019, the weighted average effective interest rate on our outstanding borrowings under the Revolving Credit Facility was 3.28%. Assuming the outstanding balance remained constant over a year, a 50 basis point increase in the interest rate would increase interest incurred, prior to effects of capitalized interest, by an insignificant amount over a twelve-month period.

Foreign Exchange Risk

We generally conduct our business in U.S. dollars. However, as our international business is conducted in a variety of foreign currencies, we are exposed to fluctuations in foreign currency exchange rates. Our investment in Euro Broadband Infrastructure Sàrl during the fourth quarter of fiscal year 2017, which is denominated in Euros, increases our exposure to foreign currency risk. A five percent variance in foreign currencies in which our international business is conducted would change our income (loss) before income taxes by an insignificant amount for the three and nine months ended December 31, 2019 and 2018. Our objective in managing our exposure to foreign currency risk is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, from time to time, we may enter into foreign currency forward contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

As of December 31, 2019, we had a number of foreign currency forward contracts outstanding which are intended to reduce the foreign currency risk for amounts payable to vendors in Euros. The foreign currency forward contracts with a notional amount of an insignificant amount had an insignificant amount of fair value recorded in accrued and other liabilities as of December 31, 2019. If the foreign currency forward rate on these foreign currency forward contracts had changed by 10%, the fair value of these foreign currency forward contracts as of December 31, 2019 would have changed by an insignificant amount.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2019, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2019.

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

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

10.1	Viasat, Inc. Employee Stock Purchase Plan (As Amended and Restated Effective September 4, 2019)	S-8	333-234634	10.7	11/12/2019

10.2	1996 Equity Participation Plan of Viasat, Inc. (As Amended and Restated Effective September 4, 2019)	S-8	333-234634	10.1	11/12/2019

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.

February 7, 2020	/s/ MARK DANKBERG
Mark Dankberg
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ SHAWN DUFFY
Shawn Duffy
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)