Form 10-K
period 2020-03-31
VIASAT INC
filed 2020-05-29
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of September 30, 2019 was approximately $4,351,030,402 (based on the closing price on that date for shares of the registrant’s common stock as reported by the Nasdaq Global Select Market).

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of May 15, 2020 was 62,147,140.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended March 31, 2020.

VIASAT, INC.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements that refer to the impact of the novel coronavirus (COVID-19) pandemic on our business; projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future economic conditions and performance; the development, customer acceptance and anticipated performance of technologies, products or services; satellite construction and launch activities; the performance and anticipated benefits of our ViaSat-2 and ViaSat-3 class satellites and any future satellite we may construct or acquire; the impacts on overall coverage area, planned services and financial results of the identified antenna deployment issue on the ViaSat-2 satellite; the expected completion, capacity, service, coverage, service speeds and other features of our satellites, and the timing, cost, economics and other benefits associated therewith; anticipated subscriber growth; plans, objectives and strategies for future operations; the number of in-flight connectivity (IFC) systems expected to be installed under existing contracts with commercial airlines; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ materially include: our ability to realize the anticipated benefits of the ViaSat-2 and ViaSat-3 class satellites and any future satellite we may construct or acquire; unexpected expenses related to our satellite projects; our ability to successfully implement our business plan for our broadband services on our anticipated timeline or at all; risks associated with the construction, launch and operation of satellites, including the effect of any anomaly, operational failure or degradation in satellite performance; the impact of the COVID-19 pandemic on our business, suppliers, consumers, customers, and employees or the overall economy; our ability to realize the anticipated benefits of our acquisitions or strategic partnering arrangements; our ability to successfully develop, introduce and sell new technologies, products and services; audits by the U.S. government; changes in the global business environment and economic conditions; delays in approving U.S. government budgets and cuts in government defense expenditures; our reliance on U.S. government contracts, and on a small number of contracts which account for a significant percentage of our revenues; reduced demand for products and services as a result of continued constraints on capital spending by customers; changes in relationships with, or the financial condition of, key customers or suppliers; our reliance on a limited number of third parties to manufacture and supply our products; increased competition; introduction of new technologies and other factors affecting the communications and defense industries generally; the effect of adverse regulatory changes (including changes affecting spectrum availability or permitted uses) on our ability to sell or deploy our products and services; changes in the way others use spectrum; our inability to access additional spectrum, use spectrum for additional purposes, and/or operate satellites at additional orbital locations; competing uses of the same spectrum or orbital locations that we utilize or seek to utilize; the effect of recent changes to U.S. tax laws; our level of indebtedness and ability to comply with applicable debt covenants; our involvement in litigation, including intellectual property claims and litigation to protect our proprietary technology; our dependence on a limited number of key employees; and other factors identified under the heading “Risk Factors” in Part I, Item 1A of this report, elsewhere in this report and our other filings with the Securities and Exchange Commission (the SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Company Overview

We are an innovator in communications technologies and services, focused on making connectivity accessible, available and secure for all. Our end-to-end platform of high-capacity Ka-band satellites, ground infrastructure and user terminals enables us to provide cost-effective, high-speed, high-quality broadband solutions to enterprises, consumers and government users around the globe, whether on the ground, in the air or at sea. In addition, our government business includes a market-leading portfolio of military tactical data link systems, satellite communication products and services and cybersecurity and information assurance products and services. We believe that our portfolio of products and services, combined with our vertical integration strategy and ability to effectively cross-deploy technologies between government and commercial segments and across different geographic markets, provides us with a strong foundation to sustain and enhance our leadership in advanced communications and networking technologies.

We conduct our business through three segments: satellite services, commercial networks and government systems.

Satellite Services

Our satellite services segment uses our proprietary technology platform to provide satellite-based high-speed broadband services around the globe for use in commercial applications.

Ka-band satellites are at the core of our technology platform. We have access to a number of Ka-band satellites in service globally. We own three satellites in service over North America: our second-generation ViaSat-2 satellite (launched in 2017), our first-generation ViaSat-1 satellite (launched in 2011) and the WildBlue-1 satellite (launched in 2007), have lifetime leases of Ka-band capacity on two satellites, and jointly own the KA-SAT satellite over Europe, Middle East and Africa (EMEA). We also have access to additional Ka-band capacity on partner satellites around the globe (including Australia, EMEA and Brazil) through various arrangements with third parties. We also have a global constellation of three third-generation ViaSat-3 class satellites under construction. We expect our ViaSat-3 constellation, once in service, to provide approximately eight times the capacity of our own satellite fleet in-service today, and to enable us to deliver affordable connectivity across most of the world.

The primary services offered by our satellite services segment are comprised of:

•

Fixed Broadband Services, which provide consumers and businesses with high-speed, high-quality broadband internet access and Voice over Internet Protocol (VoIP) services primarily in the United States as well as in a number of countries in Europe and Latin America. Our service offerings include premium data plans offering download speeds up to 100 Mbps in select U.S. areas. We also offer wholesale and retail fixed broadband services to our distribution partners. As of March 31, 2020, we provided fixed broadband services to approximately 590,000 subscribers in the United States (excluding subscribers whose service would have ordinarily been terminated in the absence of the federal FCC Pledge and similar state programs we are currently participating in to ensure our customers have access to connectivity during the COVID-19 pandemic). For the three months ended March 31, 2020, average revenue per fixed broadband subscriber reported in the United States (ARPU) was $93.06.

•

In-Flight Services, which provide industry-leading IFC, wireless in-flight entertainment (W-IFE) and aviation software services to commercial airlines and private business jets. The data capacity of our IFC systems enables all passengers and crew to receive in-flight internet service in the air similar to the internet service available on the ground, supporting applications such as high-speed web browsing, streaming and social media applications. Our W-IFE service is a cloud-based platform providing passengers with access to a wide range of premium entertainment, video and information services maintained on an onboard server and wirelessly delivered direct to passengers’ own devices. As of March 31, 2020, we provided IFC services to 1,390 commercial aircraft in service across the United States, Europe, Middle East and Australia, with IFC services anticipated to be activated on approximately 750 additional commercial aircraft under our existing customer agreements with commercial airlines. The number of commercial aircraft in service may be negatively impacted in future quarters due to the grounding of installed aircraft as a result of the impact of the COVID-19 pandemic on global air traffic and on the airline industry. The timing of installation and entry into service for additional aircraft under existing customer agreements may also be delayed due to COVID-19 impacts. There can be no assurance that anticipated IFC services will be activated on all such additional commercial aircraft.

•

Community Internet Services, which offer innovative, affordable, satellite-based connectivity in communities with poor or no other means of internet access. The services help foster digital inclusion by enabling millions of people to connect to affordable high-quality internet services via a centralized community hotspot connected to the internet via satellite. Our Community Internet services are currently offered primarily in Mexico, and we expect to expand these services to other countries in the future. Since launch, our Community Internet services have reached approximately 2 million people living and working in thousands of rural, suburban and urban communities in Mexico and are trialing services in advance of full commercial launch in other countries, including Brazil.

•

Other Mobile Broadband Services, which include high-speed, satellite-based internet services to seagoing vessels, such as energy offshore vessels, cruise ships, consumer ferries and yachts. In addition, these services also include L-band managed services enabling real-time machine-to-machine (M2M) position tracking, management of remote assets and operations, and visibility into critical areas of the supply chain. Our high-performance M2M terminals are used for a broad range of applications including emergency responders, oil and gas pipeline monitoring, mobile fleet management, and high-value asset tracking.

Our ViaSat-3 class satellites are our third-generation, high-capacity Ka-band satellite design and are designed to further improve the speed, availability and cost-efficiency of our proprietary Ka-band satellite network. The satellites will have significantly greater data capacity and geographic coverage than our second-generation ViaSat-2 satellite. Our third generation satellite design has enhanced ability to flexibly and dynamically allocate capacity by service, time and geography, allowing us to allocate our satellite capacity to markets where bandwidth usage demands and returns are highest. Two ViaSat-3 class satellites have entered the phase of full construction: the first to cover the Americas, and the second to cover the EMEA region. In July 2019, we entered into an agreement with The Boeing Company (Boeing) for our third ViaSat-3 class satellite, to cover the Asia Pacific (APAC) region. To date, we’ve mitigated multiple challenges posed by the COVID-19 crisis by working with subcontractors to implement safe working conditions and processes for production activities. While we continue to target mid-calendar year 2021 for the launch of our first ViaSat-3 class satellite, the current COVID-19 health-related disruptions pose greater risk to both the payload completion schedule and the final spacecraft assembly, integration and test schedule.

In the fourth quarter of fiscal year 2018, we reported an antenna deployment issue on our ViaSat-2 satellite shortly before the launch of commercial broadband services. We worked with the satellite manufacturer to determine the root cause of the antenna deployment issue, potential corrective measures and resulting damage. In fiscal year 2019, the root cause analysis was completed and we filed insurance claims for the resulting damage. We received an aggregate of $188.0 million in insurance proceeds, which were used to pay down outstanding borrowings under our direct loan facility with the Export-Import Bank of the United States (the Ex-Im Credit Facility) used to finance the ViaSat-2 satellite (see “Liquidity and Capital Resources—Ex-Im Credit Facility” below). Our ViaSat-2 satellite, despite this anomaly, significantly expanded our network’s data capacity and geographic reach.

We believe that growth in our satellite services segment will be driven in the coming years by continued demand for high-speed broadband services across the globe, driven by an increase in the number of internet users, applications and connected devices. This presents opportunities across a number of Viasat satellite services businesses, including residential, business internet and Community Internet. Further growth in our in-flight services business is expected to be driven by the installation of our IFC systems on additional commercial aircraft and the expansion of airlines and flight routes covered by the footprint of our satellite fleet following the launch of our ViaSat-3 constellation.

Commercial Networks

We are a leading end-to-end network technology and equipment supplier in broadband satellite markets. In addition to developing our own proprietary high-capacity Ka-band satellite systems, our commercial networks segment develops and sells a wide array of advanced satellite and wireless products, antenna systems and terminal solutions that support or enable the provision of high-speed fixed and mobile broadband services. We design, develop and produce space system solutions for multiple orbital regimes, including geostationary (GEO), mid earth orbit (MEO) and low earth orbit (LEO).

Our products, systems and solutions are generally developed through a combination of customer and discretionary internal research and development (R&D) funding, and products are often linked through common underlying technologies, customer applications and market relationships. For example, products, systems and solutions developed and sold in our commercial networks segment are often complementary to those developed and sold to government customers in our government systems segment, and our portfolio of government and military offerings in our government systems segment leverages our technological investments in our commercial networks segment. Our commercial networks segment also drives growth in our satellite services segment. For example, the IFC terminals sold and installed on commercial aircraft and business jets in our commercial networks segment are then utilized to receive IFC services, driving recurring revenues in our satellite services segment.

The primary products, systems, solutions and services offered by our commercial networks segment are comprised of:

•

Mobile Broadband Satellite Communication Systems, which include systems and products designed for use in aircraft and seagoing vessels, such as the IFC systems we install on commercial aircraft. These systems and products are designed to provide high-speed, cost-efficient broadband access while on the move via small transceivers.

•

Fixed Broadband Satellite Communication Systems, which include next-generation satellite network infrastructure and ground terminals designed to enable satellite-based broadband access for residential, enterprise and Community Internet hotspot users. Products and solutions in this category include space-to-earth connectivity systems, ground network infrastructure, satellite modems and user terminals. We also offer related products and services to enterprise customers to address bandwidth constraints, latency and other issues. In addition to commercial sales of these products and solutions, we also deploy our fixed broadband satellite communication systems to support our own fleet of proprietary Ka-band satellites.

•

Antenna Systems, which include ground terminals and antennas for terrestrial and satellite applications (such as Real-Time Earth imaging and remote sensing), mobile satellite communication, Ka-band earth stations and other multi-band antennas.

•

Satellite Networking Development, which includes specialized design and technology services covering all aspects of satellite communication system architecture and technology. Services include analysis, design, development and specification of satellite and ground systems, semiconductor design for Application-Specific Integrated Circuit (ASIC) and Monolithic Microwave Integrated Circuit (MMIC) chips and network function virtualization, as well as modules and subsystems for various commercial, military and space uses and radio frequency and advanced microwave solutions.

•

Space System Design and Development, which includes the design and development of high-capacity Ka-band satellites and the associated satellite payload technologies for our own satellite fleet as well as for third parties. Our space system design and development services include architectures for GEO, MEO and LEO and other small satellite platforms.

We believe growth in our commercial networks segment will be driven in the coming years by continued growth in worldwide demand for mobile and fixed broadband connectivity. As the cost-effectiveness of satellite technologies to rapidly deploy broadband services across wide geographic areas and to large numbers of people continues to increase, we believe demand for the ground networking equipment and products that enable or support access to satellite-based broadband services will continue to grow.

Government Systems

We are a leading provider of innovative communications and cybersecurity products and solutions to the U.S. Government and other military and government users around the world. Our government systems segment offers a broad array of products and services designed to enable the collection and transmission of secure real-time digital information and communications between fixed and mobile command centers, intelligence and defense platforms and individuals in the field. Customers of our government systems segment include the U.S. Department of Defense (DoD), those serving the Five Eye (FVEY) intelligence alliance (Australia, Canada, New Zealand, the United Kingdom and the United States), allied foreign governments, allied armed forces, public safety first-responders and remote government employees.

The primary products and services of our government systems segment include:

•

Government Mobile Broadband Products and Services, which provide military and government users with high-speed, real-time broadband and multimedia connectivity in key regions of the world, as well as line-of-sight (LOS) and beyond-line-of-sight (BLOS) Intelligence, Surveillance and Reconnaissance (ISR) missions. Our government mobile broadband services include high-bandwidth global communications services in support of VIP and senior-level airborne operations and emergency response, as well as LOS and BLOS ISR missions. Products include mobile broadband modems, terminals, network access control systems and antenna systems using a range of satellite frequency bands capable of being installed and operated on a wide variety of fixed wing, rotary wing, manned and unmanned aircraft. Services include advanced mobility services to governments for aircraft and ships, as well as for nomadic and ground based missions.

•

Government Satellite Communication (SATCOM) Systems, which offer an array of portable, mobile and fixed broadband modems, terminals, network access control systems and antenna systems using a range of satellite frequency bands for Command and Control (C2) missions, satellite networking services and network management systems for Wi-Fi and other internet access networks. Our SATCOM systems, products and services are designed to support high-throughput broadband data links, to increase available bandwidth using existing satellite capacity, and to be resilient in order to withstand certain catastrophic events. Our range of SATCOM broadband modems, terminals and systems support high-speed broadband and multimedia transmissions over point-to-point, mesh and hub-and-spoke satellite networking systems, and include products designed for manpacks, aircraft, unmanned aerial vehicles (UAVs), seagoing vessels, ground-mobile vehicles and fixed applications.

•

Secure Networking, Cybersecurity and Information Assurance Products and Services, which provide advanced, high-speed IP-based “Type 1” and High Assurance Internet Protocol Encryption (HAIPE®)-compliant encryption solutions that enable military and government users to communicate information securely over networks, and that protect the integrity of data stored on computers and storage devices. Our encryption products and modules use a programmable, high-assurance architecture that can be easily upgraded in the field or integrated into existing communication networks, and are available both on a stand-alone basis and as embedded modules within our tactical radio, information distribution and other SATCOM systems and products.

•

Tactical Data Links, which comprise advanced tactical radio and information distribution systems that enable secure voice and real-time collection and dissemination of video and data using secure, jam-resistant transmission links. These data links communicate over Link 16 or tactical VHF/UHF networks, from manned and unmanned aircraft, ground mobile vehicles, individual warfighters and other remote platforms to each other and networked communication and command centers. Key products in this category include our Battlefield Awareness and Targeting System — Dismounted (BATS-D) handheld Link 16 radios, our Small Tactical Terminal (STT) 2-channel radios for manned and unmanned applications, “disposable” defense data links, and our Multifunctional Information Distribution System (MIDS) and MIDS Joint Tactical Radio System (MIDS-JTRS) terminals for military fighter jets.

We believe the battlefield of the future will require a resilient communications architecture capable of supporting tomorrow’s Multi-Domain Command and Control (MDC2) and high-velocity, data-rich network-centric operations, enabling secure, reliable and ubiquitous connectivity while under attack, on the move or at fixed locations around the globe. These requirements will potentially provide significant growth opportunities in our government systems segment in the coming years, as demand increases for secure, higher-capacity, higher-quality broadband services, associated ground systems and advanced cybersecurity protections. Additional growth factors also reside in an increasing military interest for high-speed broadband BLOS connectivity, for example over Link 16 networks, supporting real-time C2 decision-making and enhanced situational awareness across ground and air applications.

Our Strengths

We believe the following strengths position our business to capitalize on the attractive growth opportunities presented in our business segments:

•

Innovation of Next-Generation Satellite and Space Technologies. We have a long history of innovation in next-generation satellite and space technologies. Our award-winning first-generation, high-capacity Ka-band spot-beam satellite, ViaSat-1, earned a Guinness World Records® title in 2013 as the highest-capacity communications satellite in the world at that time. Our second-generation ViaSat-2 satellite (launched in 2017) and its advanced ground network infrastructure significantly expanded our total data capacity and geographic reach, and supports the flexible allocation of capacity to meet demand within the satellite’s footprint. By improving satellite speed, availability and geographic coverage area, our ViaSat-2 satellite enabled us to provide compelling premium retail service plans in select markets that can compete against traditional terrestrial broadband service providers and to significantly expand our IFC services business. In March 2018, ViaSat-2 was selected as a winner in the ‘Space, Platforms’ category of Aviation Week’s 61st Annual Laureate Awards, honoring extraordinary achievements in the global aerospace arena. Our third-generation ViaSat-3 class satellites under construction offer a new satellite architecture with miniaturized electronics and more productive and efficient antenna designs. This new satellite design is expected to significantly expand the geographic coverage area and data capacity of each satellite and to further enhance our ability to flexibly and dynamically allocate capacity to match demand, resulting in greater speed, availability and cost-efficiency. We believe our history since inception of developing proprietary and innovative satellite technologies spanning spacecraft, ground infrastructure, user terminals and network design demonstrates that we possess the expertise and credibility required to serve the evolving technology needs of our customers whether on the ground, in the air or at sea.

•

Vertically Integrated End-to-End Platform of Leading Broadband Technologies. We believe our innovative ecosystem of high-capacity Ka-band satellites, ground infrastructure and user terminals provides a vertically integrated end-to-end platform that creates significant synergies in our business and uniquely positions us to drive operational efficiencies and cost-effectively deliver a diverse portfolio of high-speed, high-quality broadband solutions and applications to enterprises, consumers, military and government users. Our product, system and service offerings are often linked through common underlying technologies, customer applications and market relationships. We believe that our comprehensive and vertically integrated portfolio of satellites, products and services, combined with our ability to effectively cross-deploy technologies between government and commercial segments and across different geographic markets, provides us with a strong foundation to sustain and enhance our leadership in broadband technologies and services.

•

Diversification of Business Model. Our business is highly diversified. Our fixed broadband services range from premium residential services at high data speeds to Community Internet services designed to provide affordable internet access in countries with significant unserved or underserved populations. Our IFC systems and services support high-speed broadband services for commercial, private and military aircraft around the globe. We also sell complex satellite communication systems and products to communications service providers, enterprises and government users, and in our government systems segment we offer a portfolio of military tactical data link, cybersecurity and information assurance products and services. This diversification in product and service offerings, customer base and market segment helps to reduce our exposure to fluctuations in any of the individual markets we serve and to provide resilience in our business performance in times of economic or political disruption. For example, revenue impacts to our commercial air business in our satellite services and commercial networks segments resulting from the global disruption in the airline industry caused by the COVID-19 pandemic may be offset by other parts of our business.

•

Broad Array of Broadband Service Offerings, Tailored to Market Demand. Our proprietary Ka-band satellite network provides the platform for us to provide a broad array of satellite-based high-quality, high-speed broadband services with multiple applications. Our offerings include fixed broadband services to residential and enterprise customers, market-leading mobility services to aircraft utilizing our IFC systems, and satellite-powered Community Internet services that provide affordable and reliable high-speed connectivity in unserved and underserved areas. In the U.S. residential broadband market, our ViaSat-2 satellite supports retail service plans offering data capacity in select markets of up to 100 Mbps, allowing us to compete more effectively with traditional terrestrial broadband service providers. As the speed of our broadband offerings increases (with ViaSat-3 expected to support a wider array of premium service offerings and speeds in more geographic areas), we expect the number of companies able to provide competing broadband offerings at equivalent speeds to decrease. Our IFC services enable connectivity services to be provided to more passengers and crew on more flights, across commercial and business aircraft, and the ability to leverage high-capacity internet services such as streaming video. Our IFC services have received numerous awards and accolades, including the Crystal Cabin Award for the best Passenger Comfort System in April 2015 and the Excellence in Avionics

Award for In-Flight Connectivity Innovation in July 2015. JetBlue’s Fly-Fi® in-flight Wi-Fi service, which is powered by Viasat’s IFC system, won the 2017 APEX Passenger Choice Award for ‘Best Wi-Fi.’ This particular award was tallied from passenger-submitted data, showcasing the power of the Viasat internet platform to deliver exceptional in-flight connectivity services. The flexibility, high data throughput and broad geographic coverage area of ViaSat-2 (and our even more powerful third-generation ViaSat-3 class proprietary Ka-band satellites under construction), combined with our ability to dynamically allocate capacity based on demand, enable us to support a wide range of high-speed broadband services addressing multiple markets, provide innovative new services creating new market opportunities, tailor our service offerings to market needs, and compete more effectively in the markets we serve.

•

Diverse Portfolio of Market-Leading Military and Government Offerings. We are a leading provider of innovative communications and cybersecurity products and solutions to the U.S. Government and other military and government users around the world for innovative communications products and solutions designed to enable the transmission of secure real-time digital information and communications between fixed and mobile command centers, intelligence and defense platforms and individuals. Our portfolio of government and military offerings leverages our technological investments in our commercial business, and includes tactical data links, mobile satellite broadband systems and services, cybersecurity and information assurance products and services. Total new awards in our government systems segment grew from $460.9 million in fiscal year 2011 to $1.1 billion in fiscal year 2020, despite an uneven defense spending environment, reflecting the high demand for our diverse portfolio of products and services for military and government users. Our tactical data link products include our market-leading BATS-D AN/PRC-161 handheld Link 16 radios and STT KOR-24A 2-channel radios, which bridge the gap between air and ground forces by providing secure, reliable access to integrated air and ground data for improved situational awareness capabilities and support communications, and are capable of advanced concurrent multiple reception capabilities to enhance communications and reduce network congestion. Our mobile satellite broadband offerings leverage our innovative satellite technologies and proprietary Ka-band satellite platform, allowing us to provide high-speed, high-quality internet services to government and military aircraft, ships and vehicles. In September 2018, we were awarded an eight-year, firm-fixed price contract to provide in-flight broadband and connectivity services to U.S. Government Senior Leader and VIP aircraft. Our secure networking products and services include a broad portfolio of advanced, high-speed Type 1 encryption solutions that are capable of operating at speeds of up to 100 Gbps, as well as advanced cybersecurity products to secure information transmitted via the cloud. In November 2018, we received a Platinum 'ASTORS' Homeland Security Award from American Security Today magazine for “Best Cybersecurity Program for Government and Military Organizations.”

•

Blue-Chip Customer Base. Our blue-chip customer base includes customers such as the U.S. government, leading aerospace and defense prime contractors, allied foreign governments, civil agencies, satellite network integrators, large communications service providers, commercial airlines and enterprises requiring complex communications and networking solutions and services. We believe that the credit strength of these key customers helps support more consistent financial performance. Moreover, our direct relationships with key customers such as commercial airlines and the DoD allow us to adapt our satellite designs and product and service offerings to better meet their needs.

•

Experienced Management Team and Diversified Board of Directors. Our core management team is comprised of seasoned executives with significant satellite communications, defense and aerospace experience. For example, our Chief Executive Officer, Mark Dankberg, has been with the company since its inception in 1986. Mr. Dankberg is considered to be a leading expert in the field of satellite and wireless communications. In 2008, Mr. Dankberg received the prestigious AIAA Aerospace International Communication award, which recognized him for “shepherding Viasat into a leading satellite communications company through outstanding leadership and technical expertise.” In 2013, Mr. Dankberg received the Innovator Award from the Arthur C. Clarke Foundation. In 2015, Mr. Dankberg was inducted into the Society of Satellite Professionals Hall of Fame for his leadership and visionary role in satellite communications, and in 2017, Mr. Dankberg became an elected member of the National Academy of Engineering. In addition, over the past several years, we have undertaken a conscious effort to diversify our Board of Directors, bringing in a wide variety of skills and experience aligned with our long-term goals. Our Board is comprised of high-profile corporate leaders with extensive experience in globalization, communications and technology and business integration.

Our Strategy

Our business strategy is to maintain our leadership position in cost-efficient, high-quality satellite-based communications products and services, focused on making connectivity accessible, available and secure for all. The principal elements of our strategy include:

•	Drive Capital Efficiencies
o

Deliver the Most Productive Satellite Systems: We are hyper-focused on maximizing the useful bandwidth per total lifetime capital cost of each satellite. We refer to this as “bandwidth productivity” and see this metric as a key factor in determining our return on satellite investment for each satellite we design, develop and build. When measured in terms of bandwidth productivity, we believe our existing and planned satellite fleet substantially outperforms other satellite operators and would also outperform our expectations for the LEO constellations proposed by new market entrants.

o

Drive Efficiencies of Scale and Operations. We intend to continue to drive efficiencies in our businesses through our vertical integration strategy and increasing scale as we move into new and adjacent geographic, product and service markets. We optimize our satellite systems through our development of an end-to-end platform of next-generation Ka-band satellites, ground networking equipment and user terminals that enable the provision of a broad array of high-speed broadband services. Our ViaSat-3 class satellites are expected to further drive scale and operational efficiencies through their enhanced ability to efficiently and dynamically match supply and demand through the flexible allocation of capacity by service, time and geography within the satellite footprint, as well as through their expected global geographic reach.

•	Focus on Relentless Execution
o

Maintain Focus on Technology Leadership. We continue to focus on R&D to bring high-capacity, high-speed broadband communications to the global market. Our continued innovation in satellite system product development has been one of our hallmarks. We intend to maintain our leadership position in satellite systems, technologies and services, while continuing to expand our efforts in wireless communications, cloud networking and security. Our R&D efforts are supported by a global employee base that includes approximately 3,000 engineers and a culture that deeply values and supports innovation.

o

Follow Our Path of Proven Performance: We have an enviable track record for identifying and bringing to market impactful communications technologies in space systems. ViaSat-1 was the highest capacity communications satellite at the time of its launch; ViaSat-2 almost doubled the capacity of ViaSat-1; and the ViaSat-3 constellation is anticipated to have roughly eight times more capacity than Viasat’s existing satellite fleet combined.

•	Continue to Expand into New Markets and Geographies
o

Enter and Disrupt New and Adjacent Markets. We continue to create or address new and adjacent markets using our technological advancements to disrupt existing business models and drive shifts in target markets or user demand. For example, the technological innovations and power of our proprietary Ka-band satellite network enabled us to disrupt the IFC business model and successfully expand our broadband service offerings into the commercial air market. As the capacity and geographic coverage areas of our satellite systems continue to increase with each generation of our high-capacity Ka-band satellite designs, we expect the addressable markets for our broadband technologies, products and services to continue to expand. Higher capacity, more flexible satellites will allow us to offer a broader array of cost-effective, high-quality broadband services that can be tailored to different geographic regions and bandwidth usage demand. In our government systems business, we are actively identifying market or operational needs that are not currently served by existing communications and encryption products and services, with a view to developing unique or disruptive products and services and creating new addressable markets.

o

Target International Expansion. We continue to believe that international markets provide attractive opportunities for the long-term growth of our business. As worldwide demand for broadband connectivity continues to grow, we expect that our comprehensive offering of next-generation Ka-band satellites, advanced end-to-end communication systems and ground networking equipment and products, and their ability to enable a wide range of cost-effective, high-speed, high-quality broadband services, will be increasingly attractive internationally. Our ViaSat-2 satellite significantly expanded the geographic coverage area of our broadband services over North and Central America and the primary aeronautical and maritime routes across the Atlantic Ocean, allowing us to bring high-value in-flight services to many more commercial, business and government aircraft within the expanded satellite footprint and launch new and innovative services in new markets, such as our Community Internet service in Mexico. Of our three ViaSat-3 class satellites under construction, the first is expected to provide broadband services over the Americas, the second is expected to provide broadband services over the EMEA region, and the third is expected to provide broadband services over the APAC region. We expect this global constellation to be an enabler for the scalable, long-term global expansion of our business, providing the platform for us to deliver high-quality and affordable broadband connectivity worldwide. Demand profile differs by geographic market, reflecting geographic, economic, political, regulatory and other factors. However, the flexibility, high data capacity and broad geographic coverage area of our second- and third-generation proprietary Ka-band satellites allow us to tailor our service offerings for the opportunities and needs of different geographic markets.

•	Prioritize the End-User
o

Recognize Broadband Connectivity is a Means to an End, not an End in Itself. The value of a broadband network is in the applications it enables. With this understanding, we have worked closely with leading edge providers (including companies such as Apple, Facebook, Amazon and Netflix) to enhance end-users’ experiences with their online and streaming media services over our network, helping them leverage the potential of making affordable broadband available in places where it has never been. We also work with U.S. government agencies, major airlines and others on multiple continents to help ensure end-users have great — and affordable — broadband experiences on our network. Our ViaSat-3 constellation will help meet end-user demand and the need for global reach. In addition, we work with various international governments to help bring digital and social inclusion to their constituents through efficient satellite-enabled services such as our Community Internet hotspots. By making broadband connectivity accessible to millions of people living in regions where traditional terrestrial and wireless internet services were either non-existent or cost prohibitive, we have been able to help generate positive socio-economic impacts — in education, e-commerce, finance, healthcare and more — at lower bandwidth costs.

•	Manage for the Long Term
o

Pursue Growth Through Strategic Alliances, Partnering Arrangements and Relationships. We actively seek strategic relationships and joint ventures with companies whose financial, marketing, operational or technological resources can accelerate the introduction of new technologies, service offerings and/or the penetration of new markets. For example, in 2018 we entered into a strategic agreement in Brazil with a local partner to bring high-speed, affordable internet to unserved and underserved communities, which will allow us to gain market insights and build brand awareness in advance of when our ViaSat-3 constellation will provide additional capacity to the region. In our government systems segment, we also regularly enter into teaming arrangements with other government contractors to more effectively capture complex government programs. We have also engaged in strategic relationships with companies that have innovative technologies and products, highly skilled personnel, market presence, or customer relationships and distribution channels that complement our strategy. We may continue to evaluate acquisitions of, or investments in, complementary companies, businesses, products or technologies to supplement our internal growth.

Our Customers

Our customer base is highly diversified. Customers in our satellite services segment reflect the diversity in our broadband service offerings and include residential customers, small and medium-sized businesses, enterprise customers, commercial airlines and Community Internet hotspot users. Customers of our fixed broadband services are obtained through either our direct, or U.S. or international partner, distribution channels. The customers of our government systems and commercial networks segments include the DoD, the U.S. National Security Agency, the intelligence community, the U.S. Department of Homeland Security, FVEY and other allied foreign governments and militaries, select other U.S. federal, state and local government agencies, commercial and defense contractors, satellite network integrators, large communications service providers and enterprises requiring complex communications and networking solutions. We enter into government contracts either directly with U.S. or foreign governments, or indirectly through domestic or international partners or resellers. In our commercial networks segment, we also act as both a prime contractor and subcontractor for the sale of equipment and services.

Revenues from the U.S. government as an individual customer comprised approximately 30%, 26% and 31% of total revenues for fiscal years 2020, 2019 and 2018, respectively. None of our other customers comprised 10% or more of total revenues in fiscal years 2020, 2019 and 2018.

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

Our federal government contracts are performed under cost-reimbursement contracts, time-and-materials contracts and fixed-price contracts. Cost-reimbursement contracts provide for reimbursement of costs and payment of a fee. The fee may be either fixed by the contract or variable, based upon cost control, quality, delivery and the customer’s subjective evaluation of the work. Under time-and-materials contracts, we receive a fixed amount by labor category for services performed and are reimbursed for the cost of materials purchased to perform the contract. Under a fixed-price contract, we agree to perform specific work, which may include product R&D, for a fixed price and, accordingly, realize the benefit or detriment to the extent that the actual cost of performing the work differs from the contract price. In fiscal year 2020, approximately 11% of our total government revenues were generated from cost-reimbursement contracts with the federal government or our prime contractors, less than 1% from time-and-materials contracts and approximately 89% from fixed-price contracts.

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

Research and Development

The industries in which we compete are subject to rapid technological developments, evolving standards, changes in customer requirements and continuing developments in the communications and networking environment. Our continuing ability to adapt to these changes, and to develop innovative satellite and communications technologies, and new and enhanced products and services, is a significant factor in maintaining or improving our competitive position and our prospects for growth. Therefore, we continue to make significant investments in next-generation satellite technologies and communications product and services development.

We conduct the majority of our R&D activities in-house and have R&D and engineering staff, which includes approximately 3,000 engineers worldwide. Our product development activities focus on products that we consider viable revenue opportunities to support all of our business segments. We incurred $130.4 million, $123.0 million and $168.3 million during fiscal years 2020, 2019 and 2018, respectively, on independent research and development (IR&D) expenses, which comprise R&D not directly funded by a third party. Funded R&D contains a profit component and is therefore not directly comparable to IR&D. As a U.S. government contractor, we also are able to recover a portion of our IR&D expenses, consisting primarily of salaries and other personnel-related expenses, supplies and prototype materials related to R&D programs.

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

Sales and Marketing

We have a sales presence in various domestic and international locations, and we sell our products and services both directly and indirectly through partners, as described below:

•

Satellite Services Sales Organization. Our satellite services sales organization for our broadband internet services sells through both direct and indirect channels. Our residential fixed broadband services are sold directly to customers through our Viasat Internet website, sales call centers and over 1,000 active retail dealers (including DirecTV). Our Community Internet services are sold through local distribution partnerships. Our business internet offerings are sold through a mix of direct sales personnel who work with enterprises and a network of enterprise-focused master agents and wholesale distribution partners. Our commercial aviation offerings are sold direct to airlines, and our business aviation offerings are sold through direct sales and business development personnel as well as through aviation-focused value-added resellers. Our maritime service offerings are sold direct to a variety of maritime commercial targets. In each case, our focus is to identify business opportunities and develop solutions for the unique needs of each customer segment.

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

•

Government Systems Sales Organization. Our government systems sales organization consists of both direct sales personnel who sell our standard products and services, and business development personnel who work with engineers, program managers, marketing managers and contract managers to identify business opportunities, develop customer relationships, develop solutions for customers’ needs, prepare proposals and negotiate contractual arrangements. The period of time from initial contact through the point of product sale and delivery can take over three years for more complex product developments. Products already in production can usually be delivered to a customer between 90 to 180 days from the point of product sale.

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

Our marketing team works closely with our business development, sales, research and product development organizations to increase the awareness of the Viasat brand through a mix of positive program performance, corporate and marketing communications, public relations, advertising, trade show participation and conference speaking engagements that keep the market current on our services, products and features. Our marketing team also works closely with our existing customers to bring ongoing satisfaction resulting in positive reviews and customer recommendations. Viasat products and services, both in the U.S. and internationally, are typically sold under one unified master global brand, using a single logo and visual identity system. Our marketing team also identifies and sizes new target markets for our products and services, creates awareness of our company and our portfolio of offerings, and generates contacts and leads within these targeted markets.

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

To compete, we emphasize:

•	the high-speed, high-quality and broad geographic availability of our broadband services;
•	our deep understanding of our customers’ unique expectations and requirements;

•	our proven designs and network integration services for complex, customized network needs;
•	the increased bandwidth efficiency offered by our networks, products and services;
•	our advanced security and information assurance capabilities;
•	the innovative and flexible features integrated into our products and services;
•	our network management experience;
•	our end-to-end network implementation capabilities;
•	the distinct advantages of satellite data networks;
•	the technical advantages and advanced features of our antenna systems as compared to our competitors’ offerings; and
•	the overall cost-effectiveness of our communications systems, products and services.

While we believe we compete successfully on each of these factors, we expect to continue to face intense competition in each of our markets.

In our satellite services segment, we face competition for fixed broadband services both from existing competitors and emerging technologies. Our fixed broadband service offerings compete with broadband service offerings from wireline and wireless telecommunications companies, cable companies, satellite companies and internet service providers. Many of our competitors are larger than us, have substantial capital resources, have greater brand recognition, have access to spectrum or technologies not available to us, or are able to offer bundled service offerings that we are not able to duplicate, all of which may reduce demand for our broadband services. In addition, the broadband services market continues to see industry consolidation and vertical integration which may enable our competitors to provide competing services to broader customer segments. New entrants, some with significant financial resources and new emerging technologies (including terrestrial and space-based networks) may compete with our broadband service offerings. Additionally, wireless telecommunications carriers such as AT&T, T-Mobile and Verizon are currently offering unlimited data plans that could attract our existing and future subscribers. Our IFC and W-IFE service offerings compete against air-to-ground mobile services and other satellite-based services, such as the services offered by Global Eagle Entertainment, Gogo, Inmarsat and Panasonic Avionics Corporation. We believe that our Ka-band satellite-based IFC systems offer a competitive combination of high-speed and data throughput capacity, that enable more passengers and crew on more flights, across commercial and business aircraft, the ability to leverage high-capacity internet services such as streaming video.

In our commercial networks segment, we compete with numerous other providers of satellite and terrestrial communications systems, products and equipment, including: Airbus, CPI Antenna Systems Division, Comtech, EchoStar (Hughes Network Systems), General Dynamics, Gilat, iDirect Technologies, L3Harris, Newtec, Panasonic, Safran Aerosystems, Space Systems/Loral (SS/L) (MAXAR) and Thales. In addition, some of our customers continuously evaluate whether to develop and manufacture their own products and could elect to compete with us at any time.

Within our government systems segment, we generally compete with government communications service providers and manufacturers of defense electronics products, systems or subsystems, such as BAE Systems, Collins Aerospace, General Dynamics, Inmarsat, Intelsat, L3Harris and similar companies. We may also compete directly with the largest defense prime contractors, including Boeing, Lockheed Martin, Northrop Grumman and Raytheon Technologies Corporation. In many cases we partner with our competitors, and therefore maintaining an open and cooperative relationship is important.

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

Contract manufacturers produce products for many different customers and are able to pass on the benefits of large-scale manufacturing to their customers. These manufacturers are able to produce high quality products at lower costs by: (1) exercising their high-volume purchasing power, (2) employing advanced and efficient production equipment and capital intensive systems whose costs are leveraged across their broad customer base, and (3) using a cost-effective skilled workforce. Our primary contract manufacturers include Benchmark, CyberTAN, IEC Electronics Corporation, L3Harris, Microelectronics Technology, Plexus, Regal Technology Partners and Sanmina.

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

In addition, the ITU’s Radio Regulations are subject to change at periodic ITU World Radio-communication Conferences (WRCs), and their application is determined by various governing bodies within the ITU. WRCs typically are convened approximately every four years, with the next one occurring at the end of 2023. The next WRC is considering various changes to the Radio Regulations that address the terms and conditions under which spectrum is used for satellite and terrestrial and purposes, and future WRCs are likely to do the same.

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

Broadband Services

We provide high-speed broadband internet access and VoIP services to customers in the United States, as well as in Europe and Latin America and on aircraft and seagoing vessels travelling around the world. Our provision of these services is subject to a number of legal obligations, including requirements to obtain licenses, authorizations and/or registrations to provide service in or to a given jurisdiction, implementation of certain network capabilities to assist law enforcement, and open internet requirements. Legislators and regulators often consider changes to existing statutes, rules and requirements, or prescribe new ones, which could significantly impact the ability to comply, or the costs of complying with, these types of obligations, or that otherwise could materially and adversely affect our ability to provide service in a given jurisdiction.

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

Universal Service. Certain of our services may constitute the provision of telecommunications to, from or within the United States, and may require us to contribute a percentage of our revenues from such services to universal service support mechanisms that subsidize the provision of services to low-income consumers, high-cost areas, schools, libraries and rural health care providers. This percentage is set each calendar quarter by the FCC, and currently is 19.6%. Current FCC rules permit us to pass this universal service contribution through to our customers. The FCC has established universal service funding mechanisms to support the provision of voice and broadband services in certain high-cost areas of the United States. These supporting mechanisms are known as the Connect America Fund (CAF) and the Rural Digital Opportunity Fund (RDOF). Among other things, the CAF and RDOF mechanisms provide, or will likely provide, support to terrestrial service providers under terms and conditions that are not available to satellite-based service providers. The CAF and RDOF mechanisms could provide other service providers a competitive advantage in providing broadband services in supported areas, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, Viasat has been awarded $122.5 million under CAF support to serve certain portions of the country, and must comply with federal and state obligations imposed in connection with such support.

CALEA. We are obligated to comply with the requirements of the Communications Assistance for Law Enforcement Act (CALEA), which requires telecommunications providers and broadband internet access providers to ensure that law enforcement agencies are able to conduct lawfully-authorized surveillance of users of their services.

Net Neutrality. In February 2015, the FCC adopted new rules intended to preserve the openness of the internet, a concept generally referred to as “net neutrality” or “open internet.” The FCC’s “net neutrality” rules, among other things, prohibited all ISPs from: (i) blocking access to legal content, applications, services, or non-harmful devices (subject to an exception for “reasonable network management”); (ii) impairing or degrading lawful internet traffic on the basis of content, applications, services, or non-harmful devices (subject to the same exception); (iii) favoring some lawful internet traffic over other lawful traffic in exchange for consideration of any kind whatsoever; and (iv) unreasonably interfering with or unreasonably disadvantaging the ability of end users to access content or the ability of content providers to access end users (again subject to the exception for “reasonable network management”). ISPs also are obligated to make certain disclosures to consumers with respect to their network management policies.

In adopting these rules, the FCC relied on Title II of the Communications Act, which authorizes the FCC to regulate telecommunications common carriers. More specifically, the FCC reclassified mass-market retail broadband internet access service as a “telecommunications service” subject to common-carrier regulation under Title II, reversing longstanding precedent classifying broadband as a lightly regulated “information service” not subject to such regulation. Such common-carrier regulation potentially could have included review of the reasonableness of an ISP’s rates and practices.

In January 2018, the FCC adopted an order restoring the classification of broadband internet access service as a lightly regulated information service, ending the Title II regulatory approach adopted in 2015. The order eliminated explicit requirements against blocking or throttling traffic and paid prioritization of traffic. At the same time, the FCC maintained the consumer disclosure requirements with some modifications and acknowledged the jurisdiction of the Federal Trade Commission to enforce consumer protection measures. The 2018 order was recently upheld by the D.C. Circuit, and the period for seeking further review in the Supreme Court has not yet expired. In addition, legislative proposals that would restore net neutrality requirements are being considered in Congress, and some states have recently adopted portions of the net neutrality requirements. Some legislative actions at the state level are being challenged in courts on federal preemption and other grounds, and in some cases, the requirements currently are not being enforced. We cannot predict the outcome of these pending appeals and legislative efforts, or any resulting impact on ISPs.

Privacy and Data Security. We are subject to federal and state laws concerning privacy and the handling of consumers’ personal information. Certain of these laws provide privacy protections for customer proprietary network information related to our voice services. The Federal Trade Commission also oversees consumer privacy and data security more broadly through its authority to take enforcement action for unfair or deceptive practices, and state consumer protection laws can prompt review of privacy practices by state attorneys general. In addition, certain states have established specific consumer privacy and data security requirements, including the California Consumer Privacy Act, which gives California residents the right to receive certain disclosures regarding the collection, use, and sharing of personal information, as well as rights to access and restrict the sale of certain personal information collected about them.

Many states also have enacted security breach notification laws requiring notice to consumers and government agencies upon disclosure of certain information to an unauthorized party resulting from a security breach.

Foreign Regulation

Our operation of spacecraft and ground network and our provision of services to customers outside of the United States are subject to legal requirements of the jurisdictions issuing the satellite authorizations and in which Viasat provides services. These include obtaining the market access, and the spectrum service and licenses, authorizations and/or registrations that are necessary to operate or provide service in or to a given jurisdiction, and in many cases licenses for the operation of transmitting satellite earth station facilities and certain receiving satellite earth station facilities. In particular, we must obtain authority to operate various earth stations outside the United States, including but not limited to user terminals and facilities that aggregate traffic and interconnect with the internet backbone and network hubs. This authority is subject to conditions and limitations that vary from jurisdiction to jurisdiction.

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

We are also subject to certain other forms of foreign regulation in connection with our provision of communications services.  For instance, certain of our business units are subject to the European Union’s General Data Protection Regulation (GDPR), which regulates the handling of personal data collected from individuals in the EU. Certain foreign jurisdictions in which we operate also impose requirements related to network management practices, cooperation with local law enforcement agencies, and other matters. A smaller number of foreign jurisdictions in which we operate have adopted laws enabling the government to suspend ISP services in the country.

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

Seasonality

In our satellite services segment, historically subscriber activity for our fixed broadband services has been influenced by seasonal effects related to traditional retail selling periods, with new sales activity generally anticipated to be higher in the second half of the calendar year. However, sales activity and churn can be strongly affected by other factors which may either offset or magnify any anticipated seasonal effects, including availability of capacity, promotional and subscriber retention efforts, changes in our resellers, distributors and wholesalers, changes in the competitive landscape, economic conditions, and changes in credit check and subscriber approval processes.

Our commercial networks segment is not generally affected by seasonal impacts. In our government systems segment, our results are impacted by various factors including the timing of contract awards and the timing and availability of U.S. Government funding, as well as the timing of product deliveries and customer acceptance.

While the above-described trends have been observed consistently in recent years, we cannot predict with any certainty whether they will continue in the near future as the economy and our customers react to the COVID-19 pandemic and experience associated disruptions and dislocations.

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

Employees

As of March 31, 2020, we employed approximately 6,100 individuals worldwide. We consider the relationships with our employees to be positive. Competition for technical personnel in our industry is intense. We believe our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel. To date, we believe we have been successful in recruiting qualified employees, but there is no assurance we will continue to be successful in the future.

Executive Officers

Set forth below is information concerning our executive officers and their ages:

Name	Age	Position
Mark Dankberg	65	Chairman of the Board and Chief Executive Officer
Richard Baldridge	62	Director, President and Chief Operating Officer
Robert Blair	46	Vice President, General Counsel and Secretary
Girish Chandran	55	Vice President and Chief Technical Officer
James Dodd	58	President, Global Mobile Solutions
Shawn Duffy	50	Senior Vice President and Chief Financial Officer
Kevin Harkenrider	64	Executive Vice President, Global Operations and Chief Operations Officer
Melinda Kimbro	47	Senior Vice President, People and Culture and Chief People Officer
Keven Lippert	48	Executive Vice President, Strategic Initiatives and Chief Commercial Officer
Mark Miller	60	Executive Vice President and Chief Technical Officer
Ken Peterman	63	Senior Vice President and President, Government Systems
David Ryan	65	Vice President and President, Viasat Commercial Networks

Mark Dankberg is a founder of Viasat and has served as Chairman of the Board and Chief Executive Officer of Viasat since its inception in May 1986. Mr. Dankberg provides our Board with significant operational, business and technological expertise in the satellite and communications industry, and intimate knowledge of the issues facing our management. Mr. Dankberg also has significant expertise and perspective as a member of the boards of directors of companies in various industries, including communications. Mr. Dankberg currently serves on the board of Lytx, Inc., a privately-held company that provides fleet safety management solutions, and the Rice University Board of Trustees. Prior to founding Viasat, he was Assistant Vice President of M/A-COM Linkabit, a manufacturer of satellite telecommunications equipment, from 1979 to 1986, and Communications Engineer for Rockwell International Corporation from 1977 to 1979. Mr. Dankberg holds B.S.E.E. and M.E.E. degrees from Rice University.

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

James Dodd joined Viasat in March 2020 as President, Global Mobile Solutions. Prior to joining Viasat, Mr. Dodd held a number of senior-level aviation management and engineering roles at Boeing, focused on complex Department of Defense and international contracted programs, overseeing strategic planning, execution, engineering and business development. Mr. Dodd was retired from October 2016 to February 2020, and at Boeing served as Vice President and Program Manager – Mobility, Surveillance and Engagement from 2015 to September 2016, Vice President and Program Manager – Weapons and Missile Systems from 2013 to 2014, and Vice President and Program Manager – Phantom Works, Advanced Boeing Military Aircraft from 2011 to 2012. Mr. Dodd earned an M.B.A. degree from Seattle University and a B.S. degree in Physics from Arkansas State University.

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

Kevin Harkenrider joined Viasat in October 2006 as Director — Operations, served as Vice President — Operations from January 2007 until December 2009, served as Vice President of Viasat and Chief Operating Officer of Viasat Communications Inc. from December 2009 to April 2011, as Senior Vice President — Infrastructure Operations from April 2011 to May 2012, as Senior Vice President — Broadband Services from May 2012 to May 2015, as Senior Vice President — Commercial Networks from May 2015 to May 2018, and as Senior Vice President and President, Broadband Systems from May 2018 until March 2020. Mr. Harkenrider assumed his current position as Executive Vice President –

Global Operations and Chief Operations Officer in March 2020. Prior to joining Viasat, Mr. Harkenrider served as Account Executive at Computer Sciences Corporation from 2002 through October 2006. From 1992 to 2001, Mr. Harkenrider held several positions at BAE Systems, Mission Solutions (formerly GDE Systems, Marconi Integrated Systems and General Dynamics Corporation, Electronics Division), including Vice President and Program Director, Vice President — Operations and Vice President — Material. Prior to 1992, Mr. Harkenrider served in several director and program manager positions at General Dynamics Corporation. Mr. Harkenrider holds a B.S. degree in Civil Engineering from Union College and an M.B.A. degree from the University of Pittsburgh.

Melinda Kimbro joined Viasat in 2001 as Manager of Learning and Development. In 2003 she began to assume a broader role with the Human Resources organization. In 2008 she was appointed Director of Human Resources and in 2011 was appointed Vice President — Human Resources. In April 2016, she assumed the position of Senior Vice President — Human Resources, which was retitled Senior Vice President — People and Culture in April 2017. In May 2018, she was also named Chief People Officer. Ms. Kimbro currently serves on the board of trustees at the San Diego Museum of Art. Ms. Kimbro started her career teaching at San Diego State University within the School of Communication. Prior to joining Viasat she held roles in corporate learning and organizational development for Nicholas-Applegate Capital Management, Qualcomm Personal Electronics and Sony Electronics. Ms. Kimbro holds B.A. and M.A. degrees in Communication from San Diego State University.

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

Ken Peterman joined Viasat in April 2013 as Vice President — Government Systems. In June 2014, he was appointed Senior Vice President — Government Systems, and in May 2017 Mr. Peterman assumed his current position as Senior Vice President and President — Government Systems. Mr. Peterman has over 40 years of experience in general management, systems engineering, strategic planning, portfolio management, and business leadership in the aerospace and defense industries. Previously, Mr. Peterman served as President and Chief Executive Officer of SpyGlass Group, a company he founded in 2012 to provide executive strategic advisory services to the aerospace and defense industries. From 2007 to July 2013, Mr. Peterman served as President of ITT/Exelis Communications and Force Protection Systems, which is a developer and provider of command, control, communications, computers, intelligence, surveillance and reconnaissance products and systems. Previously, Mr. Peterman was Vice President and General Manager of Rockwell Collins Government System’s Integrated C3 Systems and Rockwell Collins Displays and Awareness Systems. Mr. Peterman earned a B.S.E.E. degree from Tri-State University (now Trine), with high honors.

David Ryan joined Viasat in May 2016 as Vice President — Intelligence Programs, and was appointed Vice President and President, Viasat Commercial Networks in March 2019. Prior to joining Viasat, Mr. Ryan held several roles at Northrop Grumman Corporation from 2005 to 2014, including Sector Vice President and General Manager of the Intelligence Systems Division. He also served in various roles at Boeing from 1990 to 2005, including President of Boeing Space Systems International. Mr. Ryan currently serves as a director of Space Micro Inc., a satellite electronics product company. Mr. Ryan earned a B.S.E.E and an M.E.E degree from Rice University.

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

•	the uptake of our in-flight services by commercial airlines and number of aircraft being retrofitted or installed with our IFC systems;
•	varying subscriber addition, churn and ARPU rates for our fixed broadband business and mix of wholesale and retail subscribers;
•	a complex and lengthy procurement process for most of our commercial networks and government systems customers and potential customers;
•	changes in the levels of R&D spending, including the effects of associated tax credits;
•	cost overruns on fixed-price development contracts;
•	the difficulty in estimating costs over the life of a contract, which may require adjustment in future periods;
•	the timing, quantity and mix of products and services sold;
•	price discounts given to some customers;
•	market acceptance and the timing of availability of our new products and services;
•	the timing of customer payments for significant contracts;
•	one-time charges to operating income arising from items such as acquisition expenses, impairment of assets and write-offs of assets related to customer non-payments or obsolescence;
•	the failure to receive an expected order or a deferral of an order to a later period;
•	the impact of public health crises, such as the ongoing COVID-19 pandemic; and
•	general economic and political conditions.

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

Satellite Failures or Degradations in Satellite Performance Could Affect Our Business, Financial Condition and Results of Operations

We own three satellites in service (ViaSat-2, ViaSat-1 and WildBlue-1) and lease or have access to capacity on multiple satellites. In addition, we have three ViaSat-3 class satellites under construction, two of which have entered the phase of full construction, and may construct, acquire or use additional satellites in the future. Satellites utilize highly complex technology and operate in the harsh environment of space and are subject to significant operational risks while in orbit. These risks include malfunctions (commonly referred to as anomalies), including malfunctions in the deployment of subsystems and/or components, interference from electrostatic storms, and collisions with meteoroids, decommissioned spacecraft or other space debris. Our satellites have experienced various anomalies in the past and we will likely experience anomalies in the future. Anomalies can occur as a result of various factors, such as:

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

Any single anomaly or series of anomalies, or other operational failure or degradation, on any of the satellites we own and operate or use could have a material adverse effect on our operations and revenues and our relationships with current customers and distributors, as well as our ability to attract new customers for our satellite-based services. Anomalies may also reduce the expected useful life of a satellite, thereby creating additional expense due to the need to provide replacement or backup capacity and potentially reducing revenues if service is interrupted or degraded on the satellites we utilize. We may not be able to obtain backup capacity or a replacement satellite on reasonable economic terms, a reasonable schedule or at all. In addition, anomalies may also cause a reduction of the revenues generated by the applicable satellite or the recognition of an impairment loss, and in some circumstances could lead to claims from third parties for damages, for example, if a satellite experiencing an anomaly were to cause physical damage to another satellite, create interference to the transmissions on another satellite or cause another satellite operator to incur expenses to avoid such physical damage or interference. Finally, the occurrence of anomalies may adversely affect our ability to insure our satellites at commercially reasonable premiums or terms, if at all. While some anomalies are covered by insurance policies, others are not or may not be covered, or may be subject to large deductibles.

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

Satellites Have a Finite Useful Life, and Their Actual Operational Life May Be Shorter than Their Design Life

Our ability to earn revenues from our satellite services depends on the continued operation of the satellites we own and operate or use. Each satellite has a limited useful life, referred to as its design life. There can be no assurance as to the actual operational life of a satellite, which may be shorter than its design life. A number of factors affect the useful lives of the satellites, including, among other things, the quality of their design and construction, the durability of their component parts and back-up units, the ability to continue to maintain proper orbit and control over the satellite’s functions, the efficiency of the launch vehicle used, consumption of remaining on-board fuel following orbit insertion, degradation and durability of solar panels, the actual space environment experienced compared to the assumed space environment for which the satellites were designed and tested, and the occurrence of any anomaly or series of anomalies or other in-orbit risks affecting the satellite. In addition, continued improvements in satellite technology may make obsolete our existing satellites or any other satellite we may own or acquire in the future prior to the end of its life.

New or Proposed Satellites Are Subject to Significant Risks Related to Construction and Launch that Could Limit Our Ability to Utilize these Satellites

We have three ViaSat-3 class satellites under construction, two of which have entered the phase of full construction, and may construct and launch additional satellites in the future. The design and construction of satellites require significant investments of capital and management time. Satellite construction and launch are also subject to significant risks, including construction delays, manufacturer error, cost overruns, regulatory conditions or delays, unavailability of launch opportunities, launch failure, damage or destruction during launch and improper orbital placement, any of which could result in significant additional cost or materially impair the useful life, capacity, coverage or operational capabilities of the satellite. Unlike our ViaSat-1 and ViaSat-2 satellites, which were constructed in their entirety by the satellite manufacturer, we construct the payload for our ViaSat-3 class satellites ourselves at our own facilities, with Boeing then integrating the completed payload into the satellite bus at their facilities. Moreover, the technologies in our ViaSat-3 satellite design are very complex, and there can be no assurance that the technologies will work as we expect or that we will realize any or all of the anticipated benefits of our ViaSat-3 satellite design. Difficulties or delays in the construction or integration of the payload for our ViaSat-3 class satellites or the implementation of our ViaSat-3 satellite design could adversely affect our business plan for these satellites and result in significant additional cost. We have in the past identified construction-related issues in our satellites. For example, our ViaSat-2 satellite experienced an antenna deployment issue which reduced its output capabilities as compared to the anticipated, potential and configured capacity of the satellite. We have also experienced delays in satellite construction and launch, such as the delay that occurred in the launch of our ViaSat-2 satellite caused by civil unrest in French Guiana (the location of the satellite launch). If satellite construction schedules are not met or other events prevent satellite launch on schedule, a launch opportunity may not be available at the time the satellite is ready to be launched. In addition, delays in construction or launch could impact our ability to meet milestone conditions in our satellite authorizations and/or to maintain the rights we may enjoy under various ITU filings. A significant delay in the construction, delivery or launch of a satellite may have a material adverse effect on our operations or our business plan for the satellite.

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

Potential Satellite Losses May Not Be Fully Covered By Insurance, or at All

We currently hold pre-launch insurance for the payloads for our first two ViaSat-3 satellites and in-orbit insurance for our ViaSat-2, ViaSat-1, WildBlue-1 and Anik F2, satellites. We intend to seek pre-launch insurance for our third ViaSat-3 satellite and launch and in-orbit insurance for all of our ViaSat-3 satellites and any satellite we may construct or acquire in the future. However, we may not be able to obtain insurance, or renew existing insurance, for our satellites on reasonable economic terms or at all. If we are able to obtain or renew our insurance, it may contain customary exclusions and exclusions for past satellite anomalies. A failure to obtain or renew our satellite insurance may also result in a default under our debt instruments. In addition, the occurrence of any anomalies on other satellites, including other Ka-band satellites, or any failures of a satellite using similar components or failures of a similar launch vehicle to any launch vehicle we intend to use for any future satellite (including our ViaSat-3 class satellites), may materially adversely affect our ability to insure the satellites at commercially reasonable premiums or terms, if at all.

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

The COVID-19 Pandemic Could Have a Material Adverse Effect on Our Business, Financial Condition and Results of Operations

In March 2020, COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government. The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption, which may materially and adversely affect our business, financial condition, results of operations and cash flows. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it impacts our employees, suppliers, customers and partners and the overall economy.

Our management is focused on mitigating the effects of the COVID-19 pandemic, which has required and will continue to require a large investment of time and resources across our business. The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments, which are highly uncertain and cannot be predicted with confidence, including: the duration, scope and severity of the pandemic; actions taken to contain or mitigate its impact and their effectiveness; impacts on our supply chain (including shortages of component parts or constrained manufacturing capacity); the impact of the pandemic on economic activity; the extent and duration of the pandemic’s effect on customer demand and buying patterns; the impact of the pandemic on demand for global air or cruise ship travel and the extent and duration of the grounding of aircraft; a reduction in government spending in response to the COVID-19 pandemic or a prioritization of healthcare and unemployment spending over defense expenditures; the health of and the effect on our workforce and our ability to meet staffing needs in our businesses and facilities (particularly if members of our workforce are quarantined as a result of exposure); any impairment in value of our tangible or intangible assets which could be recorded as a result of a weaker economic conditions; and the potential effects on our internal controls, including those over financial reporting, as a result of changes in working environments such as shelter-in-place and similar orders that are applicable to our employees and business partners, among others. In addition, if the pandemic continues to create disruptions or turmoil in the credit or financial markets, or impacts our credit ratings, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted. Additionally, currently many of our employees are working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cyber security risks, and impair productivity or our ability to manage our business. In addition, we cannot predict the impact that COVID-19 will have on our communities, suppliers, subcontractors, distributors, resellers or customers. For example, the conditions caused by the COVID-19 pandemic could adversely affect our customers’ ability or willingness to purchase our products or services or to make payments on existing contracts with us, delay prospective customers’ purchasing decisions, delay the provisioning of our offerings, lengthen payment terms or affect attrition rates, all of which could adversely affect our results of operations and overall financial performance. The impact of COVID-19 may also exacerbate other risks discussed under the heading “Risk Factors” and elsewhere in this report.

The Markets in Which We Compete Are Highly Competitive and Our Competitors May Have Greater Resources than Us

The markets in which we compete are highly competitive and competition is increasing. In addition, because the markets in which we operate are constantly evolving and characterized by rapid technological change, it is difficult for us to predict whether, when and by whom new competing technologies, products or services may be introduced into our markets. Currently, we face substantial competition in each of our business segments. In our satellite services segment, we face competition for fixed broadband services both from existing competitors and emerging technologies. Our fixed broadband service offerings compete with broadband service offerings from wireline and wireless telecommunications companies, cable companies, satellite companies and internet service providers. Many of our competitors are larger than us, have substantial capital resources, have greater brand recognition, have access to spectrum or technologies not available to us, or are able to offer bundled service offerings that we are not able to duplicate, all of which may reduce demand for our broadband services. In addition, the broadband services market continues to see industry consolidation and vertical integration which may enable our competitors to provide competing services to broader customer segments. New entrants, some with significant financial resources, and new emerging technologies (including 5G, LEO and MEO constellations) may compete with our broadband service offerings. Additionally, wireless telecommunications carriers such as AT&T, T-Mobile and Verizon are currently offering unlimited data plans that could attract our existing and future fixed broadband subscribers. Our IFC and W-IFE service offerings compete against air-to-ground mobile services and other satellite-based services, such as the services offered by Global Eagle Entertainment, Gogo, Inmarsat and Panasonic Avionics Corporation, and in the future may compete against companies pursuing LEO and MEO constellations. In our commercial networks segment, we compete with numerous other providers of satellite and terrestrial communications systems, products and equipment, including: Airbus, CPI Antenna Systems Division, Comtech, EchoStar (Hughes Network Systems), General Dynamics, Gilat, iDirect Technologies, L3Harris, Newtec, Panasonic, Safran Aerosystems, Space Systems/Loral (SS/L) (MAXAR) and Thales. In addition, some of our customers continuously evaluate whether to develop and manufacture their own products and could elect to compete with us at any time. Within our government systems segment, we generally compete with government communications services providers and manufacturers of defense electronics products, systems or subsystems, such as BAE Systems, Collins Aerospace, General Dynamics, Inmarsat, Intelsat, L3Harris and similar companies. We may also compete directly with the largest defense prime contractors, including Boeing, Lockheed Martin, Northrop Grumman and Raytheon Technologies Corporation. Many of our competitors in our commercial networks and government systems segments have significant competitive advantages, including strong customer relationships, more experience with regulatory compliance, greater financial and management resources and access to technologies not available to us. Many of our competitors are also substantially larger than we are and may have more extensive engineering, manufacturing and marketing capabilities than we do. As a result, these competitors may be able to adapt more quickly to changing technology or market conditions or may be able to devote greater resources to the development, promotion and sale of their products. Our ability to compete in each of our segments may also be adversely affected by limits on our capital resources and our ability to invest in maintaining and expanding our market share.

Our Broadband Services Business Strategy May Not Succeed in the Long Term

A major element of our broadband services business strategy is to utilize our proprietary high-capacity Ka-band satellite systems to continue to expand our provision of a diverse portfolio of high-speed broadband services around the globe. We may be unsuccessful in implementing our business plan for our broadband services business, or we may not be able to achieve the revenues that we expect from our broadband services business. Any failure to realize our anticipated benefits of our high-capacity Ka-band satellites, to attract a sufficient number of distributors or customers for our fixed broadband services and in-flight services, to expand our broadband services business internationally or to grow our subscriber base for fixed broadband services or the number of commercial airlines utilizing our IFC systems as quickly as we anticipate, may have a material adverse effect on our business, financial condition or results of operations.

In connection with the development of any new generation satellite design, and the launch of any new satellite and the commencement of the related service, we expect to incur additional operating costs that negatively impact our financial results. For example, when ViaSat-2 was placed in service in the fourth quarter of fiscal year 2018, this resulted in additional operating costs in fiscal year 2019 in our satellite services segment. These increased operating costs included depreciation, amortization of capitalized software development, earth station connectivity, marketing and advertising costs, logistics, customer care and various support systems. In addition, interest expense increased during fiscal year 2019 as we no longer capitalized the interest expense relating to the debt incurred for the construction of ViaSat-2 and the related gateway and networking equipment once the satellite was in service. We have also incurred significant IR&D investments relating to our ViaSat-3 class satellites currently under construction, which negatively impacted our financial results in our commercial networks segment in fiscal year 2018 in particular (with total IR&D expenses in fiscal year 2018 reaching $168.3 million). We expect to continue to invest in IR&D at a significant level as we continue our focus on leadership and innovation in satellite and space technologies, although the level of investment in a given fiscal year will depend on a variety of factors, including the stage of development of our satellite projects, new market opportunities and our overall operating performance. If our business strategy for our satellite services segment does not succeed, we may be unable to recover our significant investments in our high-capacity Ka-band satellites, which could have a material adverse impact on our business, financial condition or results of operations.

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

The Global Business Environment and Economic Conditions Could Negatively Affect Our Business, Financial Condition and Results of Operations

Our business and operating results are affected by the global business environment and economic conditions, including changes in interest rates, consumer credit conditions, consumer debt levels, consumer confidence, rates of inflation, unemployment rates, energy costs, geopolitical issues and other macro-economic factors. For example, high unemployment levels or energy costs may impact our consumer customer base in our satellite services segment by reducing consumers’ discretionary income and affecting their ability to subscribe for our broadband services. Our commercial networks segment similarly depends on the economic health and willingness of our customers and potential customers to make and adhere to capital and financial commitments to purchase our products and services. During periods of slowing global economic growth or recession, our customers or key suppliers may experience deterioration of their businesses, cash flow shortages and difficulty obtaining financing or insolvency. Existing or potential customers may reduce or postpone spending in response to tighter credit, reduced consumer demand, negative financial news or declines in income or asset values, which could have a material negative effect on the demand for our products and services. For example, the business and financial condition of our commercial airline customers, which represented less than 10% of our total revenues for fiscal year 2020, may be materially impacted by disruptions to global air travel caused by the outbreak of COVID-19. In addition, natural disasters, political instability, civil unrest, terrorist activity, acts of war, and public health issues such as pandemics or epidemics could have the effect of disrupting supplies and raising prices globally which, in turn, may have adverse effects on the world and U.S. economies. Any of these factors could result in reduced demand for, and pricing pressure on, our products and services, which could lead to a reduction in our revenues and adversely affect our business, financial condition and results of operations.

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

The outbreak of COVID-19, a highly contagious coronavirus, has been declared a “Public Health Emergency of International Concern” by the World Health Organization and has resulted in a widespread health crisis that is adversely affecting the economies and financial markets of many countries, including the United States, and contributing to significant volatility in equity and debt markets, and may result in an economic downturn or recession. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. The extent of the impact of the COVID-19 pandemic on our business will depend on many factors, including the duration and scope of the public health emergency, the extent, duration and effectiveness of containment actions taken, the extent of its disruption to important global, regional and local supply chains and economic markets and the impact of the pandemic on overall supply and demand, consumer confidence, discretionary spending levels and levels of economic activity.

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

The Trump administration has called for substantial changes to regulatory policies. We cannot predict the impact, if any, of these changes to our business or the industries in which we operate. However, it is possible that these changes could adversely affect our business. It is likely that some policies adopted by the Trump administration will benefit us and others will negatively affect us. Until we know what changes are enacted, we will not know whether in total we benefit from, or are negatively affected by, the changes. At various times, President Trump has expressed antipathy towards or renegotiated existing trade agreements and has called for greater restrictions on free trade generally. Additionally, the Trump administration has imposed tariffs and other restrictions on goods imported into the United States. Changes in U.S. political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the countries where we do business or source goods and materials for our products, and any negative sentiments towards the United States as a result of such changes, could adversely affect our business.

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

Our Reliance on U.S. Government Contracts Exposes Us to Significant Risks

Our government systems segment revenues were approximately 49%, 46% and 48% of our total revenues in fiscal years 2020, 2019 and 2018, respectively, and were derived primarily from U.S. government applications. Therefore, any significant disruption or deterioration of our relationship with the U.S. government would significantly reduce our revenues. U.S. government business exposes us to various risks, including:

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

We must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. government contracts. Government contract laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business, including the establishment of compliance procedures. A violation of specific laws and regulations could result in the imposition of fines and penalties, the termination of our contracts or debarment from bidding on contracts. For example, in 2016, our 52% majority-owned subsidiary TrellisWare was investigated by the Civil Division of the U.S. Attorney’s Office for the Southern District of California for potential violations by TrellisWare of the False Claims Act regarding certain prior government contracts. In February 2017 we accrued a total loss contingency of $11.8 million in selling, general and administrative (SG&A) expenses in our government systems segment, which consisted of $11.4 million in uncharacterized damages and $0.4 million in penalties. The impact of the loss contingency on net income attributable to Viasat, Inc. stockholders for fiscal year 2017, net of tax, was $4.0 million, with the related amount of $3.7 million recorded to net (loss) income attributable to noncontrolling interests, net of tax. The impact of the loss contingency on basic and diluted net income per share attributable to Viasat, Inc. common stockholders for fiscal year 2017 was $0.08 per share and $0.07 per share, respectively. In the fourth quarter of fiscal year 2018, the TrellisWare investigation was settled, resulting in a payment by TrellisWare of $11.4 million in uncharacterized damages and $0.4 million in penalties.

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

Our incurred cost audits by the DCAA have not been concluded for fiscal years 2019 or 2020. As of March 31, 2020, the DCAA had completed its incurred cost audit for fiscal years 2004 and 2016 and approved our incurred costs for those fiscal years, as well as approved our incurred costs for fiscal years 2005 through 2015, 2017 and 2018 without further audit based on the determination of low risk. Although we have recorded contract revenues subsequent to fiscal year 2018 based upon an estimate of costs that we believe will be approved upon final audit or review, we do not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed our estimates, our profitability would be adversely affected. There can be no assurance that audits or reviews of our incurred costs and cost accounting systems for other fiscal years will not be subject to further audit, review or scrutiny by the DCAA or other government agencies.

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

•	our ability to continue to develop leading satellite technologies, including the design of market-leading high-capacity Ka-band satellites and associated ground networks;
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

Because Our Products Are Complex and Are Deployed in Complex Environments, Our Products May Have Defects that We Discover Only After Full Deployment, which Could Seriously Harm Our Business

We produce highly complex products that incorporate leading-edge technology, including both hardware and software. Software typically contains defects or programming flaws that can unexpectedly interfere with expected operations. In addition, our products are complex and are designed to be deployed across complex networks, which in some cases may include over a million users. Because of the nature of these products, there is no assurance that our pre-shipment testing programs will be adequate to detect all defects. As a result, our customers may discover errors or defects in our hardware or software, or our products may not operate as expected after they have been fully deployed. If we are unable to cure a product defect, we could experience damage to our reputation, reduced customer satisfaction, loss of existing customers and failure to attract new customers, failure to achieve market acceptance, cancellation of orders, loss of revenues, reduction in backlog and market share, increased service and warranty costs, diversion of development resources, legal actions by our customers, product returns or recalls, issuance of credit to customers and increased insurance costs. Further, due to the high volume nature of our fixed broadband business, defects of products in this business could significantly increase these risks. Defects, integration issues or other performance problems in our products could also result in financial or other damages to our customers. Our customers could seek damages for related losses from us, which could seriously harm our business, financial condition and results of operations. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly. The occurrence of any of these problems would seriously harm our business, financial condition and results of operations.

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

A Significant Portion of Our Revenues Is Derived from a Few of Our Contracts

A small number of our contracts account for a significant percentage of our revenues. Our five largest contracts generated approximately 18%, 20% and 20% of our total revenues in fiscal years 2020, 2019 and 2018, respectively. Our largest revenue-producing contracts are related to our tactical data link products and fixed satellite networks. The failure of these customers or any of our key distributors to place additional orders or to maintain their contracts with us for any reason, including any downturn in their business or financial condition or our inability to renew our contracts with these customers or obtain new contracts when they expire, could materially harm our business and impair the value of our common stock.

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

Our Development Contracts May Be Difficult for Us to Comply with and May Expose Us to Third-Party Claims for Damages

We are often party to government and commercial contracts involving the development of new products. We derived approximately 24%, 19% and 19% of our total revenues for fiscal years 2020, 2019 and 2018, respectively, from these development contracts. These contracts typically contain strict performance obligations and project milestones. We cannot assure you we will comply with these performance obligations or meet these project milestones in the future. If we are unable to comply with these performance obligations or meet these milestones, our customers may terminate these contracts and, under some circumstances, recover damages or other penalties from us. We are not currently, nor have we always been, in compliance with all outstanding performance obligations and project milestones in our contracts. We cannot assure you that the other parties to any such contract will not terminate the contract or seek damages from us. If other parties elect to terminate their contracts or seek damages from us, it could materially harm our business and impair the value of our common stock.

We May Experience Losses from Our Fixed-Price Contracts

Of our total government systems and commercial networks segments revenues, approximately 88%, 90% and 88% were derived from contracts with fixed prices in fiscal years 2020, 2019 and 2018, respectively. These contracts carry the risk of potential cost overruns because we assume all of the cost burden. We assume greater financial risk on fixed-price contracts than on other types of contracts because if we do not anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract, it may significantly reduce our net profit or cause a loss on the contract. In the past, we have experienced significant cost overruns and losses on fixed-price contracts. For example, in June 2010, we performed extensive integration testing of numerous system components that had been separately developed as part of a government satellite communication program. As a result of this testing and subsequent internal reviews and analyses, we determined that significant additional rework was required in order to complete the program requirements and specifications and to prepare for a scheduled customer test. This additional rework and engineering effort resulted in a substantial increase in estimated labor and material costs to complete the program. Accordingly, during the first quarter of fiscal year 2011, we recorded an additional forward loss of $8.5 million related to this estimate of program costs. Because many of these contracts involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, problems with our suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. Furthermore, if we do not meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. We believe a high percentage of our contracts in our government systems and commercial networks segments will be at fixed prices in the future. Although we attempt to accurately estimate costs for fixed-price contracts, we cannot assure you our estimates will be adequate or that substantial losses on fixed-price contracts will not occur in the future. If we are unable to address any of the risks described above, it could materially harm our business, financial condition and results of operations, and impair the value of our common stock.

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

Our reliance on contract manufacturers and on sole source suppliers or a limited group of suppliers involves several risks. We may not be able to obtain an adequate supply of required components, and our control over the price, timely delivery, reliability and quality of finished products may be reduced. The process of manufacturing our products and some of our components and subassemblies is extremely complex. We have in the past experienced and may in the future experience delays in the delivery of and quality problems with products and components and subassemblies from vendors. Some of the suppliers we rely upon have relatively limited financial and other resources. Some of our vendors have manufacturing facilities in areas that may be prone to natural disasters and other natural occurrences that may affect their ability to perform and deliver under our contract. Moreover, an outbreak of a pandemic such as the COVID-19 pandemic and associated quarantines, closures and travel restrictions may cause temporary or long-term disruptions in our supply chain and distribution systems and/or delays in the delivery of inventory. If we are not able to obtain timely deliveries of components and subassemblies of acceptable quality or if we are otherwise required to seek alternative sources of supply or to substitute alternative technology, or to manufacture our finished products or components and subassemblies internally, our ability to satisfactorily and timely complete our customer obligations could be negatively impacted which could result in reduced sales, termination of contracts and damage to our reputation and relationships with our customers. This failure could also result in a customer terminating our contract for default. A default termination could expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders. In addition, a delay in our ability to obtain components and equipment parts from our suppliers may affect our ability to meet our customers’ needs and may have an adverse effect upon our profitability.

Our Level of Indebtedness May Adversely Affect Our Ability to Operate Our Business, Remain in Compliance with Debt Covenants, React to Changes in Our Business or the Industry in which We Operate, or Prevent Us from Making Payments on Our Indebtedness

We have a significant amount of indebtedness. As of March 31, 2020, the aggregate principal amount of our total outstanding indebtedness was $1.9 billion, which was comprised of $700.0 million in principal amount of 5.625% Senior Notes due 2025 (the 2025 Notes), $600.0 million in principal amount of 5.625% Senior Secured Notes due 2027 (the 2027 Notes), $390.0 million in principal amount of outstanding borrowings under our revolving credit facility (the Revolving Credit Facility and, together with the Ex-Im Credit Facility, the Credit Facilities), $117.9 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility and $65.0 million of finance lease obligations. As of March 31, 2020, we had undrawn availability of $292.7 million under our Revolving Credit Facility and no remaining availability under our Ex-Im Credit Facility.

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

We May Incur Additional Indebtedness, which Could Further Increase the Risks Associated with Our Leverage

We may incur significant additional indebtedness in the future, which may include financing relating to future satellites, potential acquisitions, joint ventures and strategic alliances, working capital, capital expenditures or general corporate purposes. For example, we may incur additional indebtedness to fund our investments in our ViaSat-3 class satellites. As of March 31, 2020, we had undrawn availability of $292.7 million under our Revolving Credit Facility. In addition, the Credit Facilities and the indentures governing the 2025 Notes and the 2027 Notes (collectively, the Indentures) permit us, subject to specified limitations, to incur additional indebtedness, including secured indebtedness.

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

Because We Conduct Business Internationally, We Face Additional Risks Related to Global Political and Economic Conditions, Changes in Regulation and Currency Fluctuations

Approximately 11%, 11% and 12% of our total revenues in fiscal years 2020, 2019 and 2018, respectively, were derived from international sales. Many of our international sales may be denominated in foreign currencies. Because we do not currently engage in, nor do we anticipate engaging in, material foreign currency hedging transactions related to international sales, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies. This decrease in value could also make our products less price-competitive.

There are additional risks in conducting business internationally, including:

•	unexpected changes in laws, policies and regulatory requirements, including but not limited to regulations related to import-export control;
•	increased cost of localizing systems in foreign countries;
•	increased sales and marketing and R&D expenses;
•	availability of suitable export financing;
•	timing and availability of export licenses;
•	imposition of taxes, tariffs, embargoes and other trade barriers, including tariffs suggested or implemented by the Trump administration;
•	political and economic instability or issues related to the political relationship between the United States and other countries;
•	fluctuations in currency exchange rates, foreign exchange controls and restrictions on cash repatriation;
•	compliance with a variety of international laws and U.S. laws affecting the activities of U.S. companies abroad;
•	challenges in staffing and managing foreign operations;
•	difficulties in managing distributors;
•	requirements for additional liquidity to fund our international operations;
•	ineffective legal protection of our intellectual property rights in certain countries;
•	potentially adverse tax consequences;
•	potential difficulty in making adequate payment arrangements;
•	potential difficulty in collecting accounts receivable; and
•	the impact of global public health crises, such as the COVID-19 pandemic.

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

We Expect Our Stock Price to Be Volatile, and You May Lose All or Some of Your Investment

The market price of our common stock has been volatile in the past. For example, between April 1, 2019 and December 31, 2019, the market price of our common stock ranged from $97.31 to $66.02. During the fourth quarter of fiscal year 2020, the market price of our common stock fell as low as $25.10, with the COVID-19 pandemic driving significant volatility and dislocation in the stock market generally. Trading prices may continue to fluctuate in response to a number of events and factors, including the following:

•	quarterly variations in operating results and announcements of innovations;
•	announcements relating to the acquisition, construction and launch of satellites or the uptake of our in-flight services and IFC systems by commercial airlines;
•	new products, services and strategic developments by us or our competitors;
•	developments in our relationships with our customers, distributors, suppliers and joint venture partners;
•	regulatory developments;
•	changes in our revenues, expense levels or profitability;
•	changes in financial estimates and recommendations by securities analysts;
•	failure to meet the expectations of securities analysts;
•	changes in the satellite and wireless communications and secure networking industries; and
•	changes in market conditions in our industry or the economy as a whole, such as the recent market turmoil resulting from the COVID-19 pandemic.

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

Under U.S. federal tax legislation, although the treatment of net operating loss carryforwards arising in tax years beginning on or before December 31, 2017 has generally not changed, net operating loss carryforwards arising in tax years beginning after December 31, 2017 may be carried forward indefinitely, as opposed to the 20-year carryforward under prior law. In addition, net operating loss carryforwards arising in tax years beginning after December 31, 2017, and before January 1, 2021, may be carried back to the five preceding tax years. However, net operating losses arising in tax years beginning after December 31, 2017 may be used to offset only 80% of taxable income for tax years beginning on or after January 1, 2021.

Our Executive Officers and Directors Own a Significant Percentage of Our Common Stock and May Exert Significant Influence over Matters Requiring Stockholder Approval

As of March 31, 2020, our executive officers and directors and their affiliates beneficially owned an aggregate of approximately 7% of our common stock. Accordingly, these stockholders may be able to significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Circumstances may arise in which the interests of these stockholders could conflict with the interests of our other stockholders. These stockholders could delay or prevent a change in control of Viasat even if such a transaction would be beneficial to our other stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our worldwide headquarters are located at our Carlsbad, California campus, consisting of approximately 985,000 square feet under various leases. In addition to our Carlsbad campus, we have facilities or offices under various leases across the United States including San Diego (California), San Jose (California), Tempe (Arizona), Gilbert (Arizona), Englewood (Colorado), Washington, D.C., Melbourne (Florida), Tampa (Florida), Duluth (Georgia), Atlanta (Georgia), Marlborough (Massachusetts), Boston (Massachusetts), Germantown (Maryland), Linthicum (Maryland), Fort Bragg (North Carolina), Cleveland (Ohio), Austin (Texas), Rockwall (Texas), College Station (Texas) and Seattle (Washington). We also maintain offices or a sales presence around the globe including in Australia, Brazil, China, India, Ireland, Israel, Italy, Mexico, Netherlands, Switzerland and the United Kingdom. We operate earth station locations to support our satellite broadband services business across the United States, Canada and Brazil. Although we believe that our existing facilities are suitable and adequate for our present purposes, we anticipate operating additional regional sales offices in fiscal year 2021 and beyond. Each of our segments uses each of these facilities.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the symbol “VSAT.” As of May 15, 2020, there were approximately 420 holders of record of our common stock. A substantially greater number of holders of Viasat common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table provides our selected financial information for each of the fiscal years in the five-year period ended March 31, 2020. The data as of and for each of the fiscal years in the five-year period ended March 31, 2020 have been derived from our audited consolidated financial statements, except as otherwise noted. You should consider the financial statement data provided below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes which are included elsewhere in this Annual Report.

	Fiscal Years Ended
	March 31, 2020	March 31, 2019	March 31, 2018	March 31, 2017	March 31, 2016
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Product revenues	$1,172,541	$1,092,691	$755,547	$713,936	$664,821
Service revenues	1,136,697	975,567	839,078	845,401	752,610
Total revenues	2,309,238	2,068,258	1,594,625	1,559,337	1,417,431
Operating expenses:
Cost of product revenues	845,757	834,472	553,677	524,026	489,246
Cost of service revenues	763,930	703,249	567,137	524,949	495,099
Selling, general and administrative	523,085	458,458	385,420	333,468	298,345
Independent research and development	130,434	123,044	168,347	129,647	77,184
Amortization of acquired intangible assets	7,611	9,655	12,231	10,788	16,438
Income (loss) from operations	38,421	(60,620)	(92,187)	36,459	41,119
Interest expense, net	(36,993)	(49,861)	(3,066)	(11,075)	(23,522)
Loss on extinguishment of debt	—	—	(10,217)	—	—
Income (loss) before income taxes	1,428	(110,481)	(105,470)	25,384	17,597
Benefit from (provision for) income taxes	7,915	41,014	35,217	(3,617)	4,173
Equity in income of unconsolidated affiliate, net	4,470	2,998	1,978	—	—
Net income (loss)	13,813	(66,469)	(68,275)	21,767	21,770
Less: net income (loss) attributable to noncontrolling interests, net of tax	14,025	1,154	(970)	(2,000)	29
Net (loss) income attributable to Viasat, Inc.	$(212)	$(67,623)	$(67,305)	$23,767	$21,741
Basic net (loss) income per share attributable to Viasat, Inc. common stockholders	$(0.00)	$(1.13)	$(1.15)	$0.45	$0.45
Diluted net (loss) income per share attributable to Viasat, Inc. common stockholders	$(0.00)	$(1.13)	$(1.15)	$0.45	$0.44
Shares used in computing basic net (loss) income per share	61,632	59,942	58,438	52,318	48,464
Shares used in computing diluted net (loss) income per share	61,632	59,942	58,438	53,396	49,445
Consolidated Balance Sheets Data:
Cash and cash equivalents	$304,309	$261,701	$71,446	$130,098	$42,088
Working capital (1) (2)	441,125	401,692	146,096	289,339	241,567
Total assets (2) (4)	4,883,868	3,915,287	3,414,109	2,954,653	2,397,312
Senior notes (2)	1,285,497	1,282,898	690,886	575,380	575,304
Other long-term debt (2) (3)	536,166	110,005	287,519	273,103	370,224
Other liabilities	120,934	120,826	121,240	42,722	37,371
Total Viasat, Inc. stockholders’ equity	2,027,787	1,907,748	1,837,166	1,734,618	1,129,103

(1)

In November 2015, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2015-17, Income Taxes (Accounting Standards Codification 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as non-current on the balance sheet. We early adopted this standard retrospectively during the fourth quarter of fiscal year 2016 and reclassified all of our current deferred tax assets to non-current deferred tax assets on our consolidated balance sheets for all periods presented.

(2)

During the first quarter of fiscal year 2017, we adopted ASU 2015-03. The retrospective adoption of this guidance resulted in the reclassification of unamortized debt issuance costs as a direct deduction from the carrying amounts of our former 6.875% Notes due 2020 (the 2020 Notes) and the Ex-Im Credit Facility, consistent with unamortized discount, for all periods presented.

(3)

Includes only the long-term portion of other long-term debt. The current portion of other long-term debt totaled $29.8 million, $19.9 million and $45.3 million as of March 31, 2020, March 31, 2019 and March 31, 2018, respectively. There was no current portion related to other long-term debt in any other period presented.

(4)

During the first quarter of fiscal year 2020, we adopted ASU 2016-02, Leases, commonly referred to as ASC 842, which resulted in the addition of operating lease right-of-use assets to our total assets.

Our fiscal year 2016 information presented reflects the amounts realized under our settlement agreement with SS/L and Loral (the Settlement Agreement) of $27.5 million, of which $25.3 million was recognized as product revenues in our satellite services segment, and $2.2 million was recognized as interest income in the consolidated financial statements. Our fiscal year 2017 information presented reflects amounts realized under the Settlement Agreement of $27.5 million, of which $26.8 million was recognized as product revenues in our satellite services segment, and an insignificant amount was recognized as interest income in the consolidated financial statements. As of March 31, 2017 all payments pursuant to the Settlement Agreement had been made. Our fiscal year 2017 information presented also reflects the amounts accrued for uncharacterized damages and penalties of $11.4 million and $0.4 million, respectively, in connection with the False Claims Act civil investigation related to our 52% majority-owned subsidiary TrellisWare, recognized in SG&A expenses in our government systems segment. The impact of the loss contingency on net income attributable to Viasat, Inc. stockholders for fiscal year 2017, net of tax, was $4.0 million, with the related amount of $3.7 million recorded to net (loss) income attributable to noncontrolling interests, net of tax. The impact of the loss contingency on basic and diluted net income per share attributable to Viasat, Inc. common stockholders for fiscal year 2017 was $0.08 per share and $0.07 per share, respectively. In the fourth quarter of fiscal year 2018, the TrellisWare investigation was settled and the accrued amount of loss contingency was paid out in full. Our fiscal year 2018 information presented reflects the repurchase and redemption of our former 2020 Notes and the associated $10.2 million loss on extinguishment of debt. Refer to Note 6 – Senior Notes and Other Long-Term Debt to our consolidated financial statements for discussion of the repurchase and redemption of all of the 2020 Notes and loss on extinguishment of debt. Our fiscal year 2019 information presented reflects a $7.5 million gain related to ViaSat-2 insurance claims in SG&A expenses in our satellite services segment. Refer to Note 1 – The Company and a Summary of Its Significant Accounting Policies – Property, equipment and satellites to our consolidated financial statements for further discussion of the ViaSat-2 insurance claims.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

We are an innovator in communications technologies and services, focused on making connectivity accessible, available and secure for all. Our end-to-end platform of high-capacity Ka-band satellites, ground infrastructure and user terminals enables us to provide cost-effective, high-speed, high-quality broadband solutions to enterprises, consumers and government users around the globe, whether on the ground, in the air or at sea. In addition, our government business includes a market-leading portfolio of military tactical data link systems, satellite communication products and services and cybersecurity and information assurance products and services. Our product, system and service offerings are often linked through common underlying technologies, customer applications and market relationships. We believe that our portfolio of products and services, combined with our vertical integration strategy and ability to effectively cross-deploy technologies between government and commercial segments and across different geographic markets, provides us with a strong foundation to sustain and enhance our leadership in advanced communications and networking technologies.

We conduct our business through three segments: satellite services, commercial networks and government systems.

COVID-19

In March 2020, the global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government. The COVID-19 pandemic and attempts to contain it, such as mandatory closures, “shelter-in-place” orders and travel restrictions, have caused significant disruptions and adverse effects on U.S. and global economies, including impacts to supply chains, customer demand and financial markets. We have taken measures to protect the health and safety of our employees and to work with our customers, employees, suppliers, subcontractors, distributors, resellers and communities to address the disruptions from the pandemic. At the end of the fourth quarter of fiscal year 2020, we began to see the impacts of the evolving COVID-19 pandemic. However, financial impacts related to COVID-19, including our actions and costs in response to the pandemic, were not material to our financial position, results of operations or cash flows in the fourth quarter of fiscal year 2020. We expect our diversified businesses to provide resiliency as we enter fiscal year 2021.

Our government systems segment, which represented 49% of our total revenues during fiscal year 2020, continued to perform in line with our expectations, with the U.S. Government identifying the Defense Industrial Base as a critical infrastructure sector. Demand for products and services in our government systems segment remained strong despite the evolving COVID-19 pandemic, although our government business has experienced some administrative delays on certain contractual vehicles as government customers adjust to the challenges inherent in the remote work environment resulting from the COVID-19 pandemic.

Since mid-March 2020, we have experienced an uptick in demand for our fixed broadband services as a result of the COVID-19 pandemic, and we are currently participating in certain federal and state programs to ensure our residential and small business customers in the United States have access to connectivity during the pandemic. However, our in-flight services and mobile broadband satellite communications system businesses began to be negatively impacted by the COVID-19 pandemic in the fourth quarter of fiscal year 2020 and we expect this negative impact to continue in fiscal year 2021 and potentially beyond due to the severe decline in global air traffic and resulting downturn in the commercial aviation market. In fiscal year 2020, less than 10% of our total revenues were generated by services and products provided to commercial airlines reported in our satellite services and commercial networks segments.

The extent of the impact of the COVID-19 pandemic on our business in fiscal year 2021 and beyond will depend on many factors, including the duration and scope of the public health emergency, the extent, duration and effectiveness of containment actions taken, the extent of its disruption to important global, regional and local supply chains and economic markets and the impact of the pandemic on overall supply and demand, consumer confidence, discretionary spending levels and levels of economic activity.

Satellite Services

Our satellite services segment uses our proprietary technology platform to provide satellite-based high-speed broadband services around the globe for use in commercial applications. Our proprietary Ka-band satellites are at the core of our technology platform. The primary services offered by our satellite services segment are comprised of:

•

Fixed broadband services, which provide consumers and businesses with high-speed, high-quality broadband internet access and VoIP services. As of March 31, 2020, we provided fixed broadband services to approximately 590,000 U.S. subscribers (excluding subscribers whose service would have ordinarily been terminated in the absence of the federal FCC Pledge and similar state programs we are currently participating in to ensure our customers have access to connectivity during the COVID-19 pandemic). For the three months ended March 31, 2020, ARPU was $93.06.
•

In-flight services, which provide industry-leading IFC, W-IFE and aviation software services. As of March 31, 2020, we provided IFC services to 1,390 commercial aircraft in service, with IFC services anticipated to be activated on approximately 750 additional commercial aircraft under our existing customer agreements with commercial airlines. The number of commercial aircraft in service may be negatively impacted in future quarters due to the grounding of installed aircraft as a result of the impact of the COVID-19 pandemic on global air traffic and the airline industry. The timing of installation and entry into service for additional aircraft under existing customer agreements may also be delayed due to COVID-19 impacts. There can be no assurance that anticipated IFC services will be activated on all such additional commercial aircraft.

•

Community Internet services, which offer innovative, affordable, satellite-based connectivity in communities with poor or no other means of internet access. The services help foster digital inclusion by enabling millions of people to connect to affordable high-quality internet services via a centralized community hotspot connected to the internet via satellite. Our Community Internet services are currently offered primarily in Mexico, and we expect to expand these services to other countries in the future.

•

Other mobile broadband services, which include high-speed, satellite-based internet services to seagoing vessels (such as energy offshore vessels, cruise ships, consumer ferries and yachts), as well as L-band managed services enabling real-time machine-to-machine (M2M) position tracking, management of remote assets and operations, and visibility into critical areas of the supply chain.

Commercial Networks

Our commercial networks segment develops and sells a wide array of advanced satellite and wireless products, antenna systems and terminal solutions that support or enable the provision of high-speed fixed and mobile broadband services. The primary products, systems, solutions and services offered by our commercial networks segment are comprised of:

•	Mobile broadband satellite communication systems, designed for use in aircraft and seagoing vessels.
•	Fixed broadband satellite communication systems, including next-generation satellite network infrastructure and ground terminals.
•	Antenna systems, including ground terminals and antennas for terrestrial and satellite applications, mobile satellite communication, Ka-band earth stations and other multi-band antennas.
•	Satellite networking development, including specialized design and technology services covering all aspects of satellite communication system architecture and technology.
•	Space systems, including the design and development of high-capacity Ka-band satellites and associated payload technologies for our own satellite fleet as well as for third parties.

Government Systems

Our government systems segment offers a broad array of products and services designed to enable the collection and transmission of secure real-time digital information and communications between fixed and mobile command centers, intelligence and defense platforms and individuals in the field. The primary products and services of our government systems segment include:

•

Government mobile broadband products and services, which provide military and government users with high-speed, real-time, broadband and multimedia connectivity in key regions of the world, as well as line-of-sight and beyond-line-of-sight ISR missions.

•

Government satellite communication systems, which offer an array of portable, mobile and fixed broadband modems, terminals, network access control systems and antenna systems, and include products designed for manpacks, aircraft, UAVs, seagoing vessels, ground-mobile vehicles and fixed applications.

•

Secure networking, cybersecurity and information assurance products and services, which provide advanced, high-speed IP-based “Type 1” and HAIPE-compliant encryption solutions that enable military and government users to communicate information securely over networks, and that protect the integrity of data stored on computers and storage devices.

•

Tactical data links, including our BATS-D handheld Link 16 radios, our STT 2-channel radios for manned and unmanned applications, “disposable” defense data links, and our MIDS and MIDS-JTRS terminals for military fighter jets.

Sources of Revenues

Our satellite services segment revenues are primarily derived from our fixed broadband services, in-flight services, and worldwide L-band managed services.

Revenues in our commercial networks and government systems segments are primarily derived from three types of contracts: fixed-price, cost-reimbursement and time-and-materials contracts. Fixed-price contracts (which require us to provide products and services under a contract at a specified price) comprised approximately 88%, 90% and 88% of our total revenues for these segments for fiscal years 2020, 2019 and 2018, respectively. The remainder of our revenues in these segments for such periods was derived primarily from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

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

Historically, a significant portion of our revenues in our commercial networks and government systems segments has been derived from customer contracts that include the development of products. The development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded development from our customer contracts were approximately 24%, 19% and 19% of our total revenues during fiscal years 2020, 2019 and 2018, respectively.

We also incur IR&D expenses, which are not directly funded by a third party. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to R&D projects. IR&D expenses were approximately 6%, 6% and 11% of total revenues in fiscal years 2020, 2019 and 2018, respectively. As a government contractor, we are able to recover a portion of our IR&D expenses pursuant to our government contracts.

Approximately 11%, 11% and 12% of our total revenues in fiscal years 2020, 2019 and 2018, respectively, were derived from international sales. Doing business internationally creates additional risks related to global political and economic conditions and other factors identified under the heading “Risk Factors” in Part I, Item 1A and elsewhere in this report.

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

The timing of satisfaction of performance obligations may require judgment. We derive a substantial portion of our revenues from contracts with customers for services, primarily consisting of connectivity services. These contracts typically require advance or recurring monthly payments by the customer. Our obligation to provide connectivity services is satisfied over time as the customer simultaneously receives and consumes the benefits provided. The measure of progress over time is based upon either a period of time (e.g., over the estimated contractual term) or usage (e.g., bandwidth used/bytes of data processed). We evaluate whether broadband equipment provided to our customer as part of the delivery of connectivity services represents a lease in accordance with ASC 842. As discussed in Note 1 – The Company and a Summary of Its Significant Accounting Policies – Leases to our consolidated financial statements, for broadband equipment leased to fixed broadband customers in conjunction with the delivery of connectivity services, we account for the lease and non-lease components of connectivity services arrangement as a single performance obligation as the connectivity services represent the predominant component.

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

Performance obligations related to developing and delivering complex equipment built to customer specifications under long-term contracts are recognized over time as these performance obligations do not create assets with an alternative use to us and we have an enforceable right to payment for performance to date. To measure the transfer of control, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for our contracts because that best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Estimating the total costs at completion of a performance obligation requires management to make estimates related to items such as subcontractor performance, material costs and availability, labor costs and productivity and the costs of overhead. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recognized in the period the loss is determined. A one percent variance in our future cost estimates on open fixed-price contracts as of March 31, 2020 would change our income before income taxes by an insignificant amount.

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

Property, equipment and satellites

Satellites and other property and equipment are recorded at cost or in the case of certain satellites and other property acquired, the fair value at the date of acquisition, net of accumulated depreciation. Capitalized satellite costs consist primarily of the costs of satellite construction and launch, including launch insurance and insurance during the period of in-orbit testing, the net present value of performance incentive payments expected to be payable to the satellite manufacturers (dependent on the continued satisfactory performance of the satellites), costs directly associated with the monitoring and support of satellite construction, and interest costs incurred during the period of satellite construction. We also construct earth stations, network operations systems and other assets to support our satellites, and those construction costs, including interest, are capitalized as incurred. At the time satellites are placed in service, we estimate the useful life of our satellites for depreciation purposes based upon an analysis of each satellite’s performance against the original manufacturer’s orbital design life, estimated fuel levels and related consumption rates, as well as historical satellite operating trends. We periodically review the remaining estimated useful life of our satellites to determine if revisions to the estimated useful lives are necessary.

We own three satellites in service (ViaSat-2, ViaSat-1 and WildBlue-1) and have lifetime leases of Ka-band capacity on two satellites. We also have a global constellation of three third-generation ViaSat-3 class satellites under construction. In addition, we own related earth stations and networking equipment for all of our satellites. Property, equipment and satellites, net also includes the customer premise equipment (CPE) units leased to subscribers under a retail leasing program as part of our satellite services segment.

Leases

For contracts entered into on or after April 1, 2019, we assess at contract inception whether the contract is, or contains, a lease. Generally, we determine that a lease exists when (i) the contract involves the use of a distinct identified asset, (ii) we obtain the right to substantially all economic benefits from use of the asset, and (iii) we have the right to direct the use of the asset. A lease is classified as a finance lease when one or more of the following criteria are met: (i) the lease transfers ownership of the asset by the end of the lease term, (ii) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (iii) the lease term is for a major part of the remaining useful life of the asset, (iv) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset or (v) the asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. A lease is classified as an operating lease if it does not meet any of these criteria.

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

For broadband equipment leased to fixed broadband customers in conjunction with the delivery of connectivity services, we have made an accounting policy election not to separate the broadband equipment from the related connectivity services. The connectivity services are the predominant component of these arrangements.  The connectivity services are accounted for in accordance ASC 606. We are also a lessor for certain insignificant communications equipment. These leases meet the criteria for operating lease classification. Lease income associated with these leases is not material.

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by us for fiscal years 2020, 2019 and 2018.

We account for our goodwill under the authoritative guidance for goodwill and other intangible assets (ASC 350) and the provisions of ASU 2017-04, Simplifying the Test for Goodwill Impairment, which we early adopted in the third quarter of fiscal year 2020. ASU 2017-04 simplifies how we test goodwill for impairment by removing Step 2 from the goodwill impairment test. Current authoritative guidance allows us to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If, after completing the qualitative assessment, we determine that it is more likely than not that the estimated fair value is greater than the carrying value, we conclude that no impairment exists. If it is more likely than not that the carrying value of the reporting unit exceeds its estimated fair value, we compare the fair value of the reporting unit to its carrying value. If the estimated fair value of the reporting unit is less than the carrying value, then a goodwill impairment charge will be recognized in the amount by which the carrying amount exceeds the fair value, limited to the total amount of goodwill allocated to that reporting unit. We test goodwill for impairment during the fourth quarter every fiscal year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.

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

Furthermore, in addition to qualitative analysis, we believe it is appropriate to conduct a quantitative analysis periodically as a prudent review of our reporting unit goodwill fair values. We performed this analysis as of December 31, 2019, our annual impairment test date. Our quantitative analysis estimates the fair values of the reporting units using discounted cash flows and other indicators of fair value. The forecast of future cash flow is based on our best estimate of each reporting unit’s future revenue and operating costs, based primarily on existing firm orders, expected future orders, contracts with suppliers, labor resources, general market conditions, and other relevant factors. Based on a quantitative analysis for fiscal year 2020, we concluded that estimated fair values of our reporting units significantly exceed their respective carrying values.

Based on our qualitative and quantitative assessment performed during the fourth quarter of fiscal year 2020 and the additional qualitative and quantitative considerations as of March 31, 2020 in light of the significant decline in our market capitalization following the COVID-19 outbreak, we concluded that it was more likely than not that the estimated fair value of our reporting units exceeded their carrying value as of March 31, 2020.

Income taxes and valuation allowance on deferred tax assets

Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis to determine if the weight of available evidence suggests that an additional valuation allowance is needed. In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the event that our estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established, which would cause a decrease to income in the period such determination is made. Our valuation allowance against deferred tax assets increased from $33.5 million at March 31, 2019 to $42.6 million at March 31, 2020. The valuation allowance relates to state and foreign net operating loss carryforwards, state R&D tax credit carryforwards and foreign tax credit carryforwards.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data for the periods indicated:

	Fiscal Years Ended
	March 31, 2020	March 31, 2019	March 31, 2018
Revenues:	100.0%	100.0%	100.0%
Product revenues	51	53	47
Service revenues	49	47	53
Operating expenses:
Cost of product revenues	37	40	35
Cost of service revenues	33	34	36
Selling, general and administrative	23	22	24
Independent research and development	6	6	11
Amortization of acquired intangible assets	—	—	1
Income (loss) from operations	2	(3)	(6)
Interest expense, net	(2)	(2)	—
Loss on extinguishment of debt	—	—	(1)
Income (loss) before income taxes	—	(5)	(7)
Benefit from income taxes	—	2	2
Net income (loss)	1	(3)	(4)
Net loss attributable to Viasat, Inc.	—	(3)	(4)

Fiscal Year 2020 Compared to Fiscal Year 2019

Revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2020	March 31, 2019	Increase (Decrease)	Increase (Decrease)
Product revenues	$1,172.5	$1,092.7	$79.9	7%
Service revenues	1,136.7	975.6	161.1	17%
Total revenues	$2,309.2	$2,068.3	$241.0	12%

Our total revenues grew by $241.0 million as a result of a $161.1 million increase in service revenues and a $79.9 million increase in product revenues. The service revenue increase was due to an increase of $142.4 million in our satellite services segment, $9.7 million in our commercial networks segment and $9.0 million in our government systems segment. The product revenue increase was driven primarily by an increase of $173.4 million in our government systems segment, partially offset by a decrease in product revenues of $93.6 million in our commercial networks segment.

Cost of revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2020	March 31, 2019	Increase (Decrease)	Increase (Decrease)
Cost of product revenues	$845.8	$834.5	$11.3	1%
Cost of service revenues	763.9	703.2	60.7	9%
Total cost of revenues	$1,609.7	$1,537.7	$72.0	5%

Cost of revenues increased by $72.0 million due to increases of $60.7 million in cost of service revenues and $11.3 million in cost of product revenues. The cost of service revenue increase was primarily due to increased revenues, mainly from our satellite services segment, causing a $116.2 million increase in cost of service revenues on a constant margin basis. The increase in cost of service revenues was partially offset by improved margins, primarily driven by our fixed broadband services and IFC services in our satellite services segment. The cost of product revenue increase mainly related to increased revenues, causing a $61.0 million increase in cost of product revenues on a constant margin basis mainly from revenue increases in our government systems segment, partially offset by decreased revenues in our commercial networks segment. The increase in cost of product revenues was partially offset by improved margins, primarily driven by our tactical satcom radio products and government satellite communication systems products in our government systems segment and our satellite networking development program products in our commercial networks segment.

Selling, general and administrative expenses

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2020	March 31, 2019	Increase (Decrease)	Increase (Decrease)
Selling, general and administrative	$523.1	$458.5	$64.6	14%

The $64.6 million increase in SG&A expenses reflected an increase in support costs of $68.6 million, which was reflected in all three segments, with the highest increase in the satellite services segment. This increase also reflects a gain of approximately $7.5 million recorded in the prior year period as a reduction to SG&A expenses in our satellite services segment related to our ViaSat-2 satellite insurance claims. These increases in SG&A expenses were partially offset by a decrease in selling costs of $5.3 million driven by our satellite services segment. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2020	March 31, 2019	Increase (Decrease)	Increase (Decrease)
Independent research and development	$130.4	$123.0	$7.4	6%

The $7.4 million increase in IR&D expenses was primarily the result of an increase of $12.1 million in IR&D efforts in our commercial networks segment (primarily related to mobile broadband satellite communication systems and next-generation satellite payload technologies), partially offset by a decrease of $4.3 million in IR&D efforts in our government systems segment (primarily related to development of next-generation dual band mobility solutions).

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to ten years. The $2.0 million decrease in amortization of acquired intangible assets in fiscal year 2020 compared to fiscal year 2019 was primarily the result of certain acquired intangibles in our satellite services segment becoming fully amortized during the prior fiscal year. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
Expected for fiscal year 2021	$5,120
Expected for fiscal year 2022	3,297
Expected for fiscal year 2023	2,993
Expected for fiscal year 2024	2,472
Expected for fiscal year 2025	557
Thereafter	—
$14,439

Interest income

The $1.5 million increase in interest income for fiscal year 2020 compared to fiscal year 2019 was primarily the result of higher average invested cash balances during fiscal year 2020 compared to fiscal year 2019.

Interest expense

The $11.4 million decrease in interest expense in fiscal year 2020 compared to fiscal year 2019 was primarily due to a decrease in interest expense attributable to the Ex-Im Credit Facility, as the insurance recovery proceeds related to the ViaSat-2 satellite were used to pay down outstanding borrowings under the Ex-Im Credit Facility in the prior year period, coupled with an increase in the amount of interest capitalized. This decrease was partially offset by an increase in interest expense attributable to the 2027 Notes, which were issued in March 2019. Capitalized interest during fiscal year 2020 related to construction of our ViaSat-3 class satellites, gateway and networking equipment and other assets.

Income taxes

The income tax benefit in fiscal year 2020 reflected benefit from federal and state R&D tax credits, partially offset by the tax expense from our income before income taxes. The income tax benefit in fiscal year 2019 reflected the tax benefit from our loss before income taxes and the benefit from federal and state R&D tax credits.

Segment Results for Fiscal Year 2020 Compared to Fiscal Year 2019

Satellite services segment

Revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2020	March 31, 2019	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$—	$—	$—	—%
Segment service revenues	826.6	684.2	142.4	21%
Total segment revenues	$826.6	$684.2	$142.4	21%

Our satellite services segment revenues increased by $142.4 million as a result of a $142.4 million increase in service revenues. The increase in service revenues was primarily driven by the expansion of our fixed broadband services and IFC services. The fixed broadband service revenue increase was driven by higher average revenue per fixed broadband subscriber in the United States when compared to the same period last fiscal year, reflecting a higher mix of new and existing subscribers choosing Viasat’s premium highest speed plans. Since mid-March 2020, we have experienced an uptick in demand for our fixed broadband services as a result of the COVID-19 pandemic, and we are currently participating in certain federal and state programs to ensure our residential and small business customers have access to connectivity during the pandemic. Total subscribers at March 31, 2020 were approximately 590,000 (excluding subscribers whose service would have ordinarily been terminated in the absence of the federal FCC Pledge and similar state programs we are currently participating in related to the COVID-19 pandemic) compared to 586,000 subscribers at March 31, 2019. The IFC service revenue increase was driven primarily by the increase in the number of commercial aircraft receiving our in-flight services through our IFC systems, with 1,390 commercial aircraft in service utilizing our IFC systems as of March 31, 2020, compared to 1,312 commercial aircraft in service as of March 31, 2019. However, our in-flight services business began to be negatively impacted by the COVID-19 pandemic in the fourth quarter of fiscal year 2020 and we expect this negative impact to continue in fiscal year 2021 and potentially beyond due to the severe decline in global air traffic and the associated grounding of installed aircraft.

Segment operating profit (loss)

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2020	March 31, 2019	Increase (Decrease)	(Increase) Decrease
Segment operating profit (loss)	$7.0	$(64.3)	$71.3	(111)%
Percentage of segment revenues	1%	(9)%

The change in our satellite services segment operating loss to an operating profit was driven primarily by higher earnings contributions of $99.4 million, mainly due to increased revenues of our fixed broadband services and IFC services, partially offset by higher support costs and our investments in global broadband businesses.

Commercial networks segment

Revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2020	March 31, 2019	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$290.0	$383.5	$(93.6)	(24)%
Segment service revenues	54.6	44.9	9.7	22%
Total segment revenues	$344.6	$428.4	$(83.8)	(20)%

Our commercial networks segment revenues decreased by $83.8 million, primarily due to a $93.6 million decrease in product revenues, partially offset by a $9.7 million increase in service revenues. The decrease in product revenues was primarily due to a decrease of $125.4 million in mobile broadband satellite communication systems products due to accelerated IFC terminal deliveries in the prior year period, partially offset by increases of $13.5 million in satellite networking development programs products and $12.9 million in antenna systems products. The service revenue increase was mainly due to a $11.4 million increase in mobile broadband satellite communication systems services.

Segment operating loss

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2020	March 31, 2019	(Increase) Decrease	(Increase) Decrease
Segment operating loss	$(186.9)	$(166.6)	$(20.3)	(12)%
Percentage of segment revenues	(54)%	(39)%

The $20.3 million increase in our commercial networks segment operating loss was driven primarily by a $12.9 million increase in SG&A expenses and an increase of $12.1 million in IR&D expenses (primarily related to mobile broadband satellite communication systems and next-generation satellite payload technologies). The increase in operating loss was partially offset by higher earnings contributions of $4.7 million, driven by increased revenues and improved margins from our satellite networking development programs products.

Government systems segment

Revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2020	March 31, 2019	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$882.6	$709.1	$173.4	24%
Segment service revenues	255.5	246.5	9.0	4%
Total segment revenues	$1,138.1	$955.6	$182.4	19%

Our government systems segment revenues increased by $182.4 million due to increases of $173.4 million in product revenues and $9.0 million in service revenues. The product revenue increase was due to a $65.5 million increase in tactical satcom radio products, a $58.4 million increase in tactical data link products, a $42.6 million increase in government satellite communication systems products and a $23.1 million increase in government mobile broadband products, partially offset by a $15.5 million decrease in cybersecurity and information assurance products. The service revenue increase was primarily due to a $5.5 million increase in government mobile broadband services and a $3.7 million increase in tactical data link services.

Segment operating profit

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2020	March 31, 2019	Increase (Decrease)	Increase (Decrease)
Segment operating profit	$225.9	$180.0	$45.9	26%
Percentage of segment revenues	20%	19%

The $45.9 million increase in our government systems segment operating profit was primarily due to higher earnings contributions of $66.9 million, primarily due to an increase in revenues and improved margins from our tactical satcom radio products and government satellite communication systems products and increased revenues from tactical data link products. This increase was partially offset by higher SG&A costs of $25.3 million.

Fiscal Year 2019 Compared to Fiscal Year 2018

For a discussion of our results of operations for fiscal year 2019 as compared to fiscal year 2018, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Backlog

As reflected in the table below, our overall firm and funded backlog increased during fiscal year 2020. The increases in both firm and funded backlog were attributable to increases in our satellite services and commercial networks segments.

	As of March 31, 2020	As of March 31, 2019
	(In millions)
Firm backlog
Satellite services segment	$611.3	$581.3
Commercial networks segment	408.1	353.8
Government systems segment	851.3	931.2
Total	$1,870.7	$1,866.3
Funded backlog
Satellite services segment	$611.3	$581.3
Commercial networks segment	408.1	353.8
Government systems segment	858.7	912.0
Total	$1,878.1	$1,847.1

The firm backlog does not include contract options. Of the $1.9 billion in firm backlog, a little over half is expected to be delivered during the next twelve months, with the balance delivered thereafter. We include in our backlog only those orders for which we have accepted purchase orders, and not anticipated purchase orders and requests. In our satellite services segment, our backlog includes fixed broadband service revenues under our subscriber agreements, but does not include future recurring IFC service revenues under our agreements with commercial airlines. As of March 31, 2020, we provided IFC services to 1,390 commercial aircraft, with IFC services anticipated to be activated on approximately 750 additional commercial aircraft under our existing customer agreements with commercial airlines. The number of commercial aircraft in service may be negatively impacted in future quarters due to the grounding of installed aircraft as a result of the impact of the COVID-19 pandemic on global air traffic and the airline industry. The timing of installation and entry into service of IFC systems on additional aircraft under existing customer agreements may also be delayed as a result of the impact of the COVID-19 pandemic on the global airline industry. Accordingly, there can be no assurance that all anticipated purchase orders and requests will be placed or that anticipated IFC services will be activated.

Our total new awards exclude future revenue under recurring consumer commitment arrangements and were approximately $2.3 billion, $2.4 billion and $1.7 billion for fiscal years 2020, 2019 and 2018, respectively.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing, export credit agency financing and equity financing. At March 31, 2020, we had $304.3 million in cash and cash equivalents, $441.1 million in working capital, and $390.0 million in principal amount of outstanding borrowings and borrowing availability of $292.7 million under our Revolving Credit Facility. At March 31, 2019, we had $261.7 million in cash and cash equivalents, $401.7 million in working capital, and no outstanding borrowings and borrowing availability of $680.4 million under the Revolving Credit Facility. We invest our cash in excess of current operating requirements in short-term, highly liquid bank money market accounts.

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

To date, COVID-19 has not had a significant impact on our liquidity, cash flows or capital resources. However, we have taken measures to mitigate the impact of COVID-19 on our business and financial position, including deferring certain capital expenditures, reducing discretionary expenditures and undertaking cost-reduction actions. We also drew $280.0 million, net, under our Revolving Credit Facility during the fourth quarter of fiscal year 2020 as a precautionary measure to preserve financial flexibility as we manage the impact of COVID-19. Given our current cash position, outlook for funds generated from operations, remaining borrowing availability under our Revolving Credit Facility of $292.7 million, cash needs and debt structure, we have not experienced to date, and do not expect to experience, any material issues with liquidity. Although we can give no assurances concerning our future liquidity, we believe that our current cash balances and net cash expected to be provided by operating activities along with availability under our Revolving Credit Facility will be sufficient to meet our anticipated operating requirements for at least the next 12 months.

Cash flows

Cash provided by operating activities for fiscal year 2020 was $436.9 million compared to $327.6 million for fiscal year 2019. This $109.4 million increase was primarily driven by our operating results (net income adjusted for depreciation, amortization and other non-cash changes) which resulted in $136.6 million of higher cash provided by operating activities year-over-year, partially offset by a $27.3 million year-over-year increase in cash used to fund net operating assets. The increase in cash used to fund net operating assets during fiscal year 2020 when compared to fiscal year 2019 was primarily due to an increase in cash used for inventory in our commercial networks segment reflecting the accelerated install schedule in mobile broadband satellite communications systems products in the prior year period and timing of payments related to our accrued liabilities.

Cash used in investing activities for fiscal year 2020 was $758.8 million compared to $489.4 million for fiscal year 2019. This $269.4 million increase in cash used in investing activities year-over year reflects an increase of $87.3 million in cash used for satellite construction, as well as the receipt in fiscal year 2019 of $183.4 million in insurance proceeds from insurance claims relating to the ViaSat-2 satellite.

Cash provided by financing activities for fiscal year 2020 was $365.2 million compared to $354.6 million for fiscal year 2019. Cash provided by financing activities year-over-year included a decrease in payments on borrowings under our Revolving Credit Facility of $480.0 million, a decrease in payments on borrowings under the Ex-Im Credit Facility of $201.2 million and a decrease of $7.3 million in payments of debt issuance costs, offset by lower proceeds from borrowings under our Revolving Credit Facility of $90.0 million and the receipt in the prior year period of $600.0 million of gross proceeds from our 2027 Notes. Cash provided by financing activities for both periods included cash received from stock option exercises and employee stock purchase plan purchases which were $12.1 million higher year-over-year. Both periods also included the repurchase of common stock related to net share settlement of certain employee tax liabilities in connection with the vesting of restricted stock unit awards.

Satellite-related activities

In connection with the development of any new generation satellite design, and the launch of any new satellite and the commencement of the related service, we expect to incur additional operating costs that negatively impact our financial results. For example, when ViaSat-2 was placed in service in the fourth quarter of fiscal year 2018, this resulted in additional operating costs in our satellite services segment during the ramp-up period prior to service launch and in the fiscal year following service launch. These increased operating costs included depreciation, amortization of capitalized software development, earth station connectivity, marketing and advertising costs, logistics, customer care and various support systems. In addition, interest expense increased during fiscal year 2019 as we no longer capitalized the interest expense relating to the debt incurred for the construction of ViaSat-2 and the related gateway and networking equipment once the satellite was in service. However, as the services we provide using the new satellite continue to scale, we expect to expand the revenue base for our broadband services and gain operating cost efficiencies, which together we expect will yield incremental segment earnings contributions, partially offset by investments associated with our global business and emerging markets growth. However, there can be no assurance that we will be successful in significantly increasing revenues or achieving operating profit in our satellite services segment. We anticipate that we will incur a similar cycle of increased operating costs as we prepare for and launch commercial services on future satellites, including our ViaSat-3 constellation, followed by increases in revenue base and in scale.

Our first two ViaSat-3 class satellites, which are expected to cover the Americas and the EMEA region, respectively, entered the phase of full construction during the second half of fiscal year 2018. In July 2019, we entered into an agreement with Boeing for the construction and purchase of a third ViaSat-3 class satellite and the integration of our payload technologies into the satellite. This satellite is expected to cover the APAC region. We expect our ViaSat-3 constellation, once in service, to provide a substantial amount of capacity and to enable us to deliver affordable connectivity across most of the world. The projected aggregate total project cost for the first two ViaSat-3 class satellites, including the satellites, launches, insurance and related earth station infrastructure, through satellite launch is estimated to be between $1.4 billion and $1.5 billion, and will depend on the timing of the earth station infrastructure roll-out of each satellite and the method we use to procure fiber access. We believe we have adequate sources of funding for the ViaSat-3 class satellites, which include, but are not limited to, our cash on hand, borrowing capacity and the cash we expect to generate from operations over the next few years. Our total cash funding may be reduced through various third-party agreements, including potential joint service offerings and other strategic partnering arrangements.

Our IR&D investments are expected to continue through fiscal year 2021 and beyond relating to ViaSat-3 ground infrastructure and support of our government and commercial air mobility businesses. We expect to continue to invest in IR&D at a significant level as we continue our focus on leadership and innovation in satellite and space technologies. However, the level of investment in a given fiscal year will depend on a variety of factors, including the stage of development of our satellite projects, new market opportunities and our overall operating performance. In fiscal year 2021, capital expenditures are expected to increase when compared to fiscal year 2020, as we have a third ViaSat-3 class satellite under construction, as well as increased ground network investments related to international expansion.

Revolving Credit Facility

As of March 31, 2020, the Revolving Credit Facility provided a $700.0 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of January 18, 2024. As of March 31, 2020, we had $390.0 million in principal amount of outstanding borrowings under the Revolving Credit Facility and $17.3 million outstanding under standby letters of credit, leaving borrowing availability under the Revolving Credit Facility as of March 31, 2020 of $292.7 million.

Borrowings under the Revolving Credit Facility bear interest, at our option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on our total leverage ratio. As of March 31, 2020, the weighted average effective interest rate on our outstanding borrowings under the Revolving Credit Facility was 2.70%. The Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of Viasat (as defined in the Revolving Credit Facility) and secured by substantially all of our assets. As of March 31, 2020, none of our subsidiaries guaranteed the Revolving Credit Facility.

The Revolving Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Revolving Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.

Ex-Im Credit Facility

The Ex-Im Credit Facility originally provided a $362.4 million senior secured direct loan facility, which was fully drawn. Of the $362.4 million in principal amount of borrowings made under the Ex-Im Credit Facility, $321.2 million was used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remaining $41.2 million used to finance the total exposure fees incurred under the Ex-Im Credit Facility (which included all previously accrued completion exposure fees). As of March 31, 2020, we had $117.9 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility.

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

The 2027 Notes are required to be guaranteed on a senior secured basis by each of our existing and future subsidiaries that guarantees the Revolving Credit Facility. As of March 31, 2020, none of our subsidiaries guaranteed the 2027 Notes. The 2027 Notes are secured, equally and ratably with the Revolving Credit Facility and any future parity lien debt, by liens on substantially all of our assets.

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

The indenture governing the 2027 Notes limits, among other things, our and our restricted subsidiaries’ ability to: incur, assume or guarantee additional debt; issue redeemable stock and preferred stock; pay dividends, make distributions or redeem or repurchase capital stock; prepay, redeem or repurchase subordinated debt; make loans and investments; grant or incur liens; restrict dividends, loans or asset transfers from restricted subsidiaries; sell or otherwise dispose of assets; enter into transactions with affiliates; reduce our satellite insurance; and consolidate or merge with, or sell substantially all of our assets to, another person.

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

The 2025 Notes are required to be guaranteed on an unsecured senior basis by each of our existing and future subsidiaries that guarantees the Revolving Credit Facility. As of March 31, 2020, none of our subsidiaries guaranteed the 2025 Notes. The 2025 Notes are our general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated debt. The 2025 Notes are effectively junior in right of payment to our existing and future secured debt, including under our Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that do not guarantee the 2025 Notes, and are senior in right of payment to all of our existing and future subordinated indebtedness.

The indenture governing the 2025 Notes limits, among other things, our and our restricted subsidiaries’ ability to: incur, assume or guarantee additional debt; issue redeemable stock and preferred stock; pay dividends, make distributions or redeem or repurchase capital stock; prepay, redeem or repurchase subordinated debt; make loans and investments; grant or incur liens; restrict dividends, loans or asset transfers from restricted subsidiaries; sell or otherwise dispose of assets; enter into transactions with affiliates; reduce our satellite insurance; and consolidate or merge with, or sell substantially all of our assets to, another person.

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

Contractual Obligations

The following table sets forth a summary of our obligations at March 31, 2020:

		For the Fiscal Years Ending
(In thousands, including interest where applicable)	Total	2021	2022-2023	2024-2025	Thereafter
Operating leases	$487,638	$62,064	$124,765	$115,580	$185,229
Finance leases	76,350	13,350	24,000	24,000	15,000
2027 Notes	853,125	33,750	67,500	67,500	684,375
2025 Notes	916,563	39,375	78,750	78,750	719,688
Revolving Credit Facility (1)	430,611	10,679	21,359	398,573	—
Ex-Im Credit Facility	127,042	22,349	43,279	41,411	20,003
Satellite performance incentives	34,346	2,829	9,491	10,428	11,598
Purchase commitments including satellite- related agreements	1,853,750	1,045,887	721,621	59,653	26,589
Total	$4,779,425	$1,230,283	$1,090,765	$795,895	$1,662,482

(1)

To the extent that the interest rate is variable and ultimate amounts borrowed under the Revolving Credit Facility may fluctuate, amounts reflected represent estimated interest payments on our current outstanding balances based on the weighted average effective interest rate at March 31, 2020 until the maturity date in January 2024.

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

Our consolidated balance sheets included $120.9 million and $120.8 million of “other liabilities” as of March 31, 2020 and March 31, 2019, respectively, which primarily consisted of the long-term portion of deferred revenues, the long-term portion of our satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites, our long-term warranty obligations and, in fiscal year 2019 only, the long-term portion of deferred rent. With the exception of the long-term portion of our satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites (which is included under “Satellite performance incentives”), these remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 12 – Commitments to our consolidated financial statements for additional information regarding satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites. See Note 14 – Product Warranty to our consolidated financial statements for a discussion of our product warranties.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at March 31, 2020 as defined in Regulation S-K Item 303(a)(4) other than as discussed under “Contractual Obligations” above or disclosed in the notes to our consolidated financial statements included in this report.

Recent Authoritative Guidance

For information regarding recently adopted and issued accounting pronouncements, see Note 1 – The Company and a Summary of Its Significant Accounting Policies to the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, short-term and long-term obligations, including the Credit Facilities, the 2025 Notes and the 2027 Notes, and foreign currency forward contracts. We consider investments in highly liquid instruments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. As of March 31, 2020, we had $390.0 million in principal amount of outstanding borrowings under our Revolving Credit Facility, $117.9 million in principal amount of outstanding borrowings under our Ex-Im Credit Facility, $700.0 million in aggregate principal amount outstanding of the 2025 Notes and $600.0 million in aggregate principal amount outstanding of the 2027 Notes, and we held no short-term investments. Our 2025 Notes, 2027 Notes and borrowings under our Ex-Im Credit Facility bear interest at a fixed rate and therefore our exposure to market risk for changes in interest rates relates primarily to borrowings under our Revolving Credit Facility, cash equivalents, short-term investments and short-term obligations.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain a significant amount of our cash balance in money market accounts. In general, money market accounts are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our cash and cash equivalents earn interest at variable rates. Our interest income has been and may continue to be negatively impacted by low market interest rates. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. If the underlying weighted average interest rate on our cash and cash equivalents, assuming balances remain constant over a year, changed by 50 basis points, interest income would have increased or decreased by an insignificant amount for the fiscal years ended March 31, 2020 and March 31, 2019. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material.

As of March 31, 2020, we had $390.0 million in principal amount of outstanding borrowings under our Revolving Credit Facility. Our primary interest rate under the Revolving Credit Facility is the Eurodollar rate plus an applicable margin that is based on our total leverage ratio. At March 31, 2020, the weighted average effective interest rate on our outstanding borrowings under the Revolving Credit Facility was 2.70%. Assuming the outstanding balance remained constant over a year, a 50 basis point increase in the interest rate would increase interest incurred, prior to effects of capitalized interest, by approximately $2.0 million over a twelve-month period.

Foreign Exchange Risk

We generally conduct our business in U.S. dollars. However, as our international business is conducted in a variety of foreign currencies, we are exposed to fluctuations in foreign currency exchange rates. Our investment in Euro Broadband Infrastructure Sàrl during the fourth quarter of fiscal year 2017, which is denominated in Euros, increases our exposure to foreign currency risk. A five percent variance in foreign currencies in which our international business is conducted would change our income (loss) before income taxes by an insignificant amount for the fiscal years ended March 31, 2020 and March 31, 2019. Our objective in managing our exposure to foreign currency risk is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, from time to time, we may enter into foreign currency forward contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

As of March 31, 2020, we had no foreign currency forward contracts outstanding. The notional value of foreign currency forward contracts outstanding was $9.9 million as of March 31, 2019. If the foreign currency forward rate on our foreign currency forward contracts had changed by 10%, the fair value of these foreign currency forward contracts as of March 31, 2019 would have changed by an insignificant amount.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements at March 31, 2020 and March 31, 2019 and for each of the three fiscal years in the period ended March 31, 2020, and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in this report on pages F-1 through F-43.

Summarized Quarterly Data (Unaudited)

The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results for the interim periods. Summarized quarterly data for fiscal years 2020 and 2019 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
2020
Total revenues	$537,037	$592,256	$588,224	$591,721
(Loss) income from operations	(8,065)	18,425	13,969	14,092
Net (loss) income	(9,737)	8,062	10,590	4,898
Net (loss) income attributable to Viasat, Inc.	(11,468)	3,194	6,476	1,586
Basic net (loss) income per share attributable to Viasat, Inc.	$(0.19)	$0.05	$0.10	$0.03
Diluted net (loss) income per share attributable to Viasat, Inc.	$(0.19)	$0.05	$0.10	$0.03
2019
Total revenues	$438,869	$517,474	$554,694	$557,221
(Loss) income from operations	(54,479)	(21,571)	6,007	9,423
Net (loss) income	(35,497)	(25,598)	(10,737)	5,363
Net (loss) income attributable to Viasat, Inc.	(34,010)	(25,724)	(10,404)	2,515
Basic net (loss) income per share attributable to Viasat, Inc.	$(0.57)	$(0.43)	$(0.17)	$0.04
Diluted net (loss) income per share attributable to Viasat, Inc.	$(0.57)	$(0.43)	$(0.17)	$0.04

Summarized quarterly data for the third and fourth quarters of fiscal year 2019 reflects a $4.0 million and $3.5 million gain, respectively, related to ViaSat-2 insurance claims in SG&A expenses in our satellite services segment. Refer to Note 1 – The Company and a Summary of Its Significant accounting Policies – Property, equipment and satellites to our consolidated financial statements for further discussion of the ViaSat-2 insurance claims.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2020, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2020.

Management’s Report on Internal Control Over Financial Reporting

The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the company’s management, including our Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the company’s management concluded that its internal control over financial reporting was effective as of March 31, 2020.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The company’s independent registered public accounting firm has audited the effectiveness of the company’s internal control over financial reporting as of March 31, 2020, as stated in their report which appears on page F-1.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. During the quarter ended March 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included in our definitive Proxy Statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders (the Proxy Statement) under the headings “Corporate Governance Principles and Board Matters,” “Election of Directors” and “Ownership of Securities,” and is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation of ViaSat, Inc.	10-Q	000-21767	3.1	11/14/2000

3.2	Second Amended and Restated Bylaws of ViaSat, Inc.	8-K	000-21767	3.1	12/04/2012

4.1	Form of Common Stock Certificate (p)	S-1/A	333-13183	4.1	11/05/1996

4.2	Indenture dated as of September 21, 2017, between ViaSat, Inc. and Wilmington Trust, National Association, as trustee	8-K	000-21767	4.1	09/21/2017

4.3	Form of 5.625% Senior Note due 2025 of ViaSat, Inc. (attached as Exhibit A to the Indenture filed as Exhibit 4.2 hereto)	8-K	000-21767	4.1	09/21/2017

4.4	Indenture, dated as of March 27, 2019, between Viasat, Inc. and Wilmington Trust, National Association, as trustee and as collateral trustee	8-K	000-21767	4.1	03/27/2019

4.5	Form of 5.625% Senior Secured Note due 2027 of Viasat, Inc. (attached as Exhibit A to the Indenture filed as Exhibit 4.4 hereto)	8-K	000-21767	4.1	03/27/2019

4.6	Description of Registered Securities					X

10.1	Form of Indemnification Agreement between ViaSat, Inc. and each of its directors and officers	8-K	000-21767	99.1	03/07/2008

10.2*	ViaSat, Inc. Employee Stock Purchase Plan (as Amended and Restated Effective September 4, 2019)	S-8	333-234634	10.7	11/12/2019

10.3*	1996 Equity Participation Plan of ViaSat, Inc. (As Amended and Restated Effective September 4, 2019)	S-8	333-234634	10.1	11/12/2019

10.4*	Form of Stock Option Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	10-K	000-21767	10.4	05/26/2015

10.5*	Form of Performance Stock Option Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	10-Q	000-21767	10.1	02/9/2018

10.6*	Form of Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.—Global	10-K	000-21767	10.5	05/25/2017

10.7*	Form of Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.—Independent Director	10-K	000-21767	10.6	05/26/2015

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.8*	Form of Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.—Executive	10-K	000-21767	10.7	05/26/2015

10.9*	Form of Change in Control Severance Agreement between ViaSat, Inc. and each of its executive officers	8-K	000-21767	10.1	08/04/2010

10.10	Credit Agreement dated as of November 26, 2013, by and among ViaSat, Inc., Union Bank, N.A. (as agent) and the other lenders party thereto	8-K	000-21767	10.1	11/26/2013

10.10.1	First Amendment to Credit Agreement and Other Loan Documents dated as of March 12, 2015, by and among ViaSat, Inc., Union Bank, N.A. (as agent) and the other lenders party thereto	8-K	000-21767	10.2	03/13/2015

10.10.2	Second Amendment to Credit Agreement and Other Loan Documents dated as of May 24, 2016, by and among Viasat, Inc., MUFG Union Bank, N.A. (as agent) and the other lenders party thereto	8-K	000-21767	10.1	05/24/2016

10.10.3	Third Amendment to Credit Agreement dated as of May 24, 2018 by and among Viasat, Inc., MUFG Union Bank, N.A. (as agent) and the other lenders party thereto	10-K	000-21767	10.10.3	05/30/2018

10.10.4	Fourth Amendment to Credit Agreement dated as of January 18, 2019, by and among Viasat, Inc., MUFG Union Bank, N.A. (as administrative agent and collateral agent) and the other lenders party thereto	8-K	000-21767	10.1	01/22/2019

10.11	Credit Agreement dated as of March 12, 2015, by and among ViaSat Technologies Limited, ViaSat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im facility agent) and the Export-Import Bank of the United States	8-K	000-21767	10.1	03/13/2015

10.11.1	First Amendment to Credit Agreement, dated as of June 12, 2015, by and among ViaSat Technologies Limited, ViaSat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im Facility Agent) and the Export-Import Bank of the United States	10-Q	000-21767	10.1	08/10/2015

10.11.2	Second Amendment Agreement, dated as of March 23, 2016, by and among ViaSat Technologies Limited, ViaSat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im Facility Agent) and the Export-Import Bank of the United States	8-K	000-21767	10.1	03/24/2016

10.11.3	Third Amendment Agreement, dated as of October 11, 2016, by and among ViaSat Technologies Limited, ViaSat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im Facility Agent) and the Export-Import Bank of the United States	8-K	000-21767	10.1	10/12/2016

10.11.4	Fourth Amendment to Credit Agreement, dated as of July 17, 2018, by and among Viasat Technologies Limited, Viasat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im Facility Agent) and the Export-Import Bank of the United States	8-K	000-21767	10.1	07/23/2018

10.11.5	Fifth Amendment Agreement, dated as of February 28, 2019, by and among Viasat Technologies Limited, Viasat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im Facility Agent) and the Export-Import Bank of the United States	8-K	000-21767	10.1	02/28/2019

21.1	Subsidiaries					X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see signature page)					X

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer					X

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer					X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

*	Indicates management contract, compensatory plan or arrangement.
(p)	Filed in paper.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.

By:	/s/ MARK DANKBERG
Chairman and Chief Executive Officer

Date: May 28, 2020

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

Signature	Title	Date

/s/ MARK DANKBERG	Chairman of the Board and	May 28, 2020
Mark Dankberg	Chief Executive Officer (Principal Executive Officer)

/s/ SHAWN DUFFY	Senior Vice President and	May 28, 2020
Shawn Duffy	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ RICK BALDRIDGE	Director, President and Chief Operating Officer	May 28, 2020
Rick Baldridge

/s/ ROBERT JOHNSON	Director	May 28, 2020
Robert Johnson

/s/ SEAN PAK	Director	May 28, 2020
Sean Pak

/s/ VARSHA RAO	Director	May 28, 2020
Varsha Rao

/s/ JOHN STENBIT	Director	May 28, 2020
John Stenbit

/s/ HARVEY WHITE	Director	May 28, 2020
Harvey White

/s/ THERESA WISE	Director	May 28, 2020
Theresa Wise

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Viasat, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Viasat, Inc. and its subsidiaries (the “Company”) as of March 31, 2020 and 2019, and the related statements of operations and comprehensive income (loss), of equity, and of cash flows for each of the three years in the period ended March 31, 2020, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) for each of the three years in the period ended March 31, 2020 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in fiscal year 2020 and the manner in which it accounts for revenues from contracts with customers in fiscal year 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Estimated Costs at Completion

As described in Note 1 to the consolidated financial statements, the vast majority of the Company’s revenues from long-term contracts to develop and deliver complex equipment built to customer specifications are derived from contracts with the U.S. government. A portion of the Company’s total revenues of $2.3 billion are from long-term contracts. Performance obligations related to developing and delivering complex equipment built to customer specifications under long-term contracts are recognized over time as these performance obligations do not create assets with an alternative use to the Company and the Company has an enforceable right to payment for performance to date. To measure the transfer of control, revenue is recognized based on the extent of progress towards completion of the performance obligation. The Company generally uses the cost-to-cost measure of progress for its contracts because that best depicts the transfer of control to the customer which occurs as the Company incurs costs on its contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Estimating the total costs at completion of a performance obligation requires management to make estimates related to items such as subcontractor performance, material costs and availability, labor costs and productivity, and the costs of overhead.

The principal considerations for our determination that performing procedures relating to revenue recognition – estimated costs at completion is a critical audit matter are there was significant judgment by management when developing the estimated costs at completion on individual fixed-price contracts. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating evidence related to the estimated costs at completion, including the evaluation of management’s judgment as it relates to the subcontractor performance, material costs and availability, labor costs and productivity, and the costs of overhead.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the completeness and accuracy of estimated costs at completion. The procedures also included, among others, evaluating and testing management’s process for developing estimates of total estimated costs at completion for long-term contracts for a sample of contracts. This included testing the completeness and accuracy of costs incurred to date and evaluating the reasonableness of significant estimates used by management, including subcontractor performance, material costs and availability, labor costs and productivity, and overhead costs, and considering factors that could affect the accuracy of those estimates. Evaluating the reasonableness of the significant assumptions used involved assessing management’s ability to reasonably estimate costs at completion by (i) testing samples of third-party quotes or bids for materials and subcontractor services, (ii) assessing the reasonableness of estimates of labor and overhead in comparison to actual labor and overhead costs incurred to date, and (iii) evaluating the timely identification of circumstances that may warrant a modification to estimated costs to complete, including actual costs in excess of estimates.

/s/ PricewaterhouseCoopers LLP

San Diego, California

May 28, 2020

We have served as the Company’s auditor since 1992.

VIASAT, INC.

CONSOLIDATED BALANCE SHEETS

	As of March 31, 2020	As of March 31, 2019
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$304,309	$261,701
Accounts receivable, net	330,698	300,307
Inventories	294,416	234,518
Prepaid expenses and other current assets	116,281	90,646
Total current assets	1,045,704	887,172

Property, equipment and satellites, net	2,586,735	2,125,290
Operating lease right-of-use assets	308,441	—
Other acquired intangible assets, net	14,439	22,301
Goodwill	121,197	121,719
Other assets	807,352	758,805
Total assets	$4,883,868	$3,915,287

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$183,601	$157,275
Accrued and other liabilities	391,190	308,268
Current portion of long-term debt	29,788	19,937
Total current liabilities	604,579	485,480

Senior notes	1,285,497	1,282,898
Other long-term debt	536,166	110,005
Non-current operating lease liabilities	286,550	—
Other liabilities	120,934	120,826
Total liabilities	2,833,726	1,999,209
Commitments and contingencies (Notes 12 and 13)
Equity:
Viasat, Inc. stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2020 and 2019, respectively	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 62,147,140 and 60,550,093 shares outstanding at March 31, 2020 and 2019, respectively	6	6
Paid-in capital	1,788,456	1,656,819
Retained earnings	245,373	245,585
Accumulated other comprehensive (loss) income	(6,048)	5,338
Total Viasat, Inc. stockholders’ equity	2,027,787	1,907,748
Noncontrolling interest in subsidiary	22,355	8,330
Total equity	2,050,142	1,916,078
Total liabilities and equity	$4,883,868	$3,915,287

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Fiscal Years Ended
	March 31, 2020	March 31, 2019	March 31, 2018
	(In thousands, except per share data)
Revenues:
Product revenues	$1,172,541	$1,092,691	$755,547
Service revenues	1,136,697	975,567	839,078
Total revenues	2,309,238	2,068,258	1,594,625
Operating expenses:
Cost of product revenues	845,757	834,472	553,677
Cost of service revenues	763,930	703,249	567,137
Selling, general and administrative	523,085	458,458	385,420
Independent research and development	130,434	123,044	168,347
Amortization of acquired intangible assets	7,611	9,655	12,231
Income (loss) from operations	38,421	(60,620)	(92,187)
Other income (expense):
Interest income	1,648	149	960
Interest expense	(38,641)	(50,010)	(4,026)
Loss on extinguishment of debt	—	—	(10,217)
Income (loss) before income taxes	1,428	(110,481)	(105,470)
Benefit from income taxes	7,915	41,014	35,217
Equity in income of unconsolidated affiliate, net	4,470	2,998	1,978
Net income (loss)	13,813	(66,469)	(68,275)
Less: net income (loss) attributable to noncontrolling interests, net of tax	14,025	1,154	(970)
Net loss attributable to Viasat, Inc.	$(212)	$(67,623)	$(67,305)
Net loss per share attributable to Viasat, Inc. common stockholders:
Basic net loss per share attributable to Viasat, Inc. common stockholders	$(0.00)	$(1.13)	$(1.15)
Diluted net loss per share attributable to Viasat, Inc. common stockholders	$(0.00)	$(1.13)	$(1.15)
Shares used in computing basic net loss per share	61,632	59,942	58,438
Shares used in computing diluted net loss per share	61,632	59,942	58,438

Comprehensive income (loss):
Net income (loss)	$13,813	$(66,469)	$(68,275)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on hedging, net of tax	235	(242)	67
Foreign currency translation adjustments, net of tax	(11,621)	(9,985)	15,785
Other comprehensive (loss) income, net of tax	(11,386)	(10,227)	15,852
Comprehensive income (loss)	2,427	(76,696)	(52,423)
Less: comprehensive income (loss) attributable to noncontrolling interests, net of tax	14,025	1,154	(970)
Comprehensive loss attributable to Viasat, Inc.	$(11,598)	$(77,850)	$(51,453)

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	March 31, 2020	March 31, 2019	March 31, 2018
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$13,813	$(66,469)	$(68,275)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	279,733	262,289	210,441
Amortization of intangible assets	62,445	56,324	45,211
Stock-based compensation expense	86,553	79,599	68,545
Loss on disposition of fixed assets	45,622	41,957	32,978
Loss on extinguishment of debt	—	—	10,217
Other non-cash adjustments	(3,154)	(25,330)	(29,675)
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(44,807)	(46,108)	(12,439)
Inventories	(58,997)	(36,593)	(37,562)
Other assets	(3,313)	(2,349)	(25,975)
Accounts payable	28,175	(5,714)	32,503
Accrued liabilities	55,126	71,478	60,042
Other liabilities	(24,260)	(1,533)	72,622
Net cash provided by operating activities	436,936	327,551	358,633
Cash flows from investing activities:
Purchase of property, equipment and satellites	(693,966)	(636,855)	(511,634)
Cash paid for patents, licenses and other assets	(67,112)	(49,965)	(72,853)
Proceeds from insurance claims on ViaSat-2 satellite	2,277	185,706	—
Proceeds from sale of real property	—	14,034	—
Payments related to acquisition of business, net of cash acquired	—	(2,339)	—
Net cash used in investing activities	(758,801)	(489,419)	(584,487)
Cash flows from financing activities:
Proceeds from debt borrowings	420,000	1,110,000	752,503
Payments of debt borrowings	(59,691)	(732,840)	(575,000)
Payment of debt issuance costs	(2,479)	(9,767)	(9,759)
Payment of debt extinguishment costs	—	—	(10,602)
Proceeds from issuance of common stock under equity plans	38,410	26,330	26,165
Purchase of common stock in treasury (immediately retired) related to tax withholdings for stock-based compensation	(28,802)	(28,826)	(24,206)
Proceeds from noncontrolling interest capital contribution	—	—	8,491
Other financing activities	(2,253)	(10,280)	(1,816)
Net cash provided by financing activities	365,185	354,617	165,776
Effect of exchange rate changes on cash	(712)	(2,494)	1,426
Net increase (decrease) in cash and cash equivalents	42,608	190,255	(58,652)
Cash and cash equivalents at beginning of fiscal year	261,701	71,446	130,098
Cash and cash equivalents at end of fiscal year	$304,309	$261,701	$71,446
Supplemental information:
Cash paid for interest (net of amounts capitalized)	$27,805	$35,119	$3,722
Cash paid for income taxes, net	$10,950	$1,758	$4,021
Non-cash investing and financing activities:
Issuance of common stock in satisfaction of certain accrued employee compensation liabilities	$22,829	$32,129	$16,409
Capital expenditures not paid for	$43,606	$40,619	$41,149
Debt issuance costs not paid for	$—	$2,479	$—
Exposure fees on Ex-Im credit facility financed through Ex-Im credit facility	$—	$—	$5,764

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Viasat, Inc. Stockholders
	Common Stock
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
	(In thousands, except share data)
Balance at March 31, 2017	57,600,609	$6	$1,439,645	$297,471	$(2,504)	$3,313	$1,737,931
Exercise of stock options	287,012	—	13,371	—	—	—	13,371
Issuance of stock under Employee Stock Purchase Plan	227,381	—	12,794	—	—	—	12,794
Stock-based compensation	—	—	76,512	—	—	—	76,512
Shares issued in settlement of certain accrued employee compensation liabilities	228,791	—	16,409	—	—	—	16,409
RSU awards vesting, net of shares withheld for taxes which have been retired	561,481	—	(24,206)	—	—	—	(24,206)
Cumulative effect adjustment upon adoption of new stock compensation guidance (ASU 2016-09)	—	—	1,110	58,011	—	—	59,121
Reclassification of stranded tax effects in OCI due to Tax Reform Revaluation	—	—	—	(2,217)	2,217	—	—
Proceeds from noncontrolling interest capital contribution	—	—	—	—	—	8,491	8,491
Other noncontrolling interest activity	—	—	—	—	—	7	7
Net loss	—	—	—	(67,305)	—	(970)	(68,275)
Other comprehensive income, net of tax	—	—	—	—	15,852	—	15,852
Balance at March 31, 2018	58,905,274	$6	$1,535,635	$285,960	$15,565	$10,841	$1,848,007
Exercise of stock options	275,000	—	11,087	—	—	—	11,087
Issuance of stock under Employee Stock Purchase Plan	289,024	—	15,243	—	—	—	15,243
Stock-based compensation	—	—	91,470	—	—	—	91,470
Shares and fully-vested RSUs issued in settlement of certain accrued employee compensation liabilities, net of shares withheld for taxes which have been retired	438,433	—	27,701	—	—	—	27,701
RSU awards vesting, net of shares withheld for taxes which have been retired	642,362	—	(24,398)	—	—	—	(24,398)
Cumulative effect adjustment upon adoption of new revenue recognition guidance (ASU 2014-09)	—	—	—	27,248	—	—	27,248
Other noncontrolling interest activity	—	—	81	—	—	(3,665)	(3,584)
Net (loss) income	—	—	—	(67,623)	—	1,154	(66,469)
Other comprehensive loss, net of tax	—	—	—	—	(10,227)	—	(10,227)
Balance at March 31, 2019	60,550,093	$6	$1,656,819	$245,585	$5,338	$8,330	$1,916,078
Exercise of stock options	340,373	—	21,060	—	—	—	21,060
Issuance of stock under Employee Stock Purchase Plan	311,137	—	17,350	—	—	—	17,350
Stock-based compensation	—	—	99,200	—	—	—	99,200
Shares issued in settlement of certain accrued employee compensation liabilities	255,615	—	22,829	—	—	—	22,829
RSU awards vesting, net of shares withheld for taxes which have been retired	689,922	—	(28,802)	—	—	—	(28,802)
Net (loss) income	—	—	—	(212)	—	14,025	13,813
Other comprehensive loss, net of tax	—	—	—	—	(11,386)	—	(11,386)
Balance at March 31, 2020	62,147,140	$6	$1,788,456	$245,373	$(6,048)	$22,355	$2,050,142

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

Management estimates and assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates. Significant estimates made by management include revenue recognition, stock-based compensation, allowance for doubtful accounts, valuation of goodwill and other intangible assets, patents, orbital slots and other licenses, software development, property, equipment and satellites, long-lived assets, contingencies and income taxes including the valuation allowance on deferred tax assets.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenues from the U.S. government as an individual customer comprised approximately 30%, 26% and 31% of total revenues for fiscal years 2020, 2019 and 2018, respectively. Billed accounts receivable to the U.S. government as of March 31, 2020 and 2019 were approximately 35% and 32%, respectively, of total billed receivables. In addition, none of the Company’s commercial customers comprised 10% or more of total revenues for fiscal years 2020, 2019 and 2018. The Company’s five largest contracts generated approximately 18%, 20% and 20% of the Company’s total revenues for the fiscal years ended March 31, 2020, March 31, 2019 and March 31, 2018, respectively.

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

Costs related to internally developed software for internal uses are capitalized after the preliminary project stage is complete and are amortized over the estimated useful lives of the assets, which are approximately three to seven years. Capitalized costs for internal-use software are included in property, equipment and satellites, net in the Company’s consolidated balance sheets.

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (Accounting Standards Codification (ASC) 835-20). With respect to the ViaSat-3 class satellites, gateway and networking equipment and other assets under construction, the Company capitalized $54.1 million and $39.5 million of interest expense for the fiscal years ended March 31, 2020 and March 31, 2019, respectively. With respect to the ViaSat-2 satellite, ViaSat-3 class satellites, gateway and networking equipment and other assets under construction, the Company capitalized $58.9 million of interest expense during the fiscal year ended March 31, 2018.

The Company owns three satellites in service (ViaSat-2, ViaSat-1 and WildBlue-1) and has lifetime leases of Ka-band capacity on two satellites. The Company also has a global constellation of three third-generation ViaSat-3 class satellites under construction. In addition, the Company owns related earth stations and networking equipment for all of its satellites. The Company procures indoor and outdoor CPE units leased to subscribers under a retail leasing program as part of the Company’s satellite services segment, which are reflected in investing activities and property, equipment and satellites, net in the accompanying consolidated financial statements. The Company depreciates the satellites, earth stations and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites, net, as of March 31, 2020

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

were $399.3 million and $165.7 million, respectively. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites, net, as of March 31, 2019 were $373.4 million and $142.6 million, respectively.

On June 1, 2017, the Company’s second-generation ViaSat-2 satellite was successfully launched into orbit. In the fourth quarter of fiscal year 2018, shortly before the launch of commercial broadband services on the satellite, the Company reported an antenna deployment issue. The Company worked with the satellite manufacturer to determine the root cause of the antenna deployment issue, potential corrective measures, and resulting damage. In the second quarter of fiscal year 2019, the root cause analysis was completed. Based on that analysis, during the second quarter of fiscal year 2019, the Company recorded a reduction to the carrying value of the ViaSat-2 satellite of $177.4 million, with a corresponding insurance receivable of $177.4 million, based on the Company’s estimated ViaSat-2 output capabilities as compared to the anticipated, potential and configured capacity of the ViaSat-2 satellite. During the first three months of fiscal year 2020, the Company received the remaining insurance proceeds of $2.3 million, which were in addition to the $185.7 million of insurance proceeds received in fiscal year 2019 related to the ViaSat-2 satellite. The ViaSat-2 satellite was primarily financed by the Company’s direct loan facility with the Export-Import Bank of the United States for ViaSat-2 (the Ex-Im Credit Facility) (see Note 6 — Senior Notes and Other Long-Term Debt for more information). Pursuant to the terms of the Ex-Im Credit Facility, the proceeds received from the insurance claims for ViaSat-2 were used to pay down outstanding borrowings under the Ex-Im Credit Facility.

Occasionally, the Company may enter into finance lease arrangements for various machinery, equipment, computer-related equipment, software, furniture, fixtures, or satellites. The Company records amortization of assets leased under finance lease arrangements within depreciation expense (see Note 1 — The Company and a Summary of Its Significant Accounting Policies – Leases and Note 5 – Leases for more information).

Leases

The Company adopted ASU 2016-02, Leases, as amended, commonly referred to as ASC 842, on April 1, 2019 using the optional transition method. Under the optional transition method, the Company applied the new guidance to all leases that commenced before and were existing as of April 1, 2019. Accordingly, the Company did not adjust comparative periods or make the new required lease disclosures for periods before the adoption date of April 1, 2019.  The primary impact of ASC 842 on the Company’s consolidated financial statements is the recognition of right-of-use assets and related liabilities on its consolidated balance sheet for operating leases where the Company is the lessee. The Company’s adoption of ASC 842 did not have a material impact on its results of operations for fiscal year ended March 31, 2020, or on its cash flow for the fiscal year ended March 31, 2020.

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
Consolidated Balance Sheets:
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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Lessor accounting

For broadband equipment leased to fixed broadband customers in conjunction with the delivery of connectivity services, the Company has made an accounting policy election not to separate the broadband equipment from the related connectivity services. The connectivity services are the predominant component of these arrangements. The connectivity services are accounted for in accordance with ASC 606. The Company is also a lessor for certain insignificant communications equipment. These leases meet the criteria for operating lease classification. Lease income associated with these leases is not material.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs of $3.3 million and $3.2 million related to patents were included in other assets as of March 31, 2020 and 2019, respectively. The Company capitalized costs of $39.5 million and $22.9 million related to acquiring and obtaining orbital slots and other licenses included in other assets as of March 31, 2020 and 2019, respectively. Accumulated amortization related to these assets was $3.7 million and $3.0 million as of March 31, 2020 and 2019, respectively. Amortization expense related to these assets was an insignificant amount for the fiscal years ended March 31, 2020, 2019 and 2018. If a patent, orbital slot or other license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During fiscal years 2020, 2019 and 2018, the Company did not write off any significant costs due to abandonment or impairment.

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense using the effective interest rate method, or, when the results are not materially different, on a straight-line basis over the expected term of the related debt. During fiscal year 2020 no debt issuance costs were capitalized, and in 2019 and 2018, $12.2 million and $9.8 million, respectively, of debt issuance costs were capitalized. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in loss on extinguishment of debt in the consolidated statements of operations and comprehensive income (loss). Debt issuance costs related to the Revolving Credit Facility are recorded in prepaid expenses and other current assets and in other long-term assets in the consolidated balance sheets in accordance with the authoritative guidance for imputation of interest (ASC 835-30). Debt issuance costs related to the Company’s 5.625% Senior Notes due 2025 (the 2025 Notes), the Company’s 5.625% Senior Secured Notes due 2027 (the 2027 Notes) and the Ex-Im Credit Facility are recorded as a direct deduction from the carrying amount of the related debt, consistent with debt discounts, in accordance with the authoritative guidance for imputation of interest (ASC 835-30).

Software development

Costs of developing software for sale are charged to independent research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. Capitalized costs, net, of $242.7 million and $244.4 million related to software developed for resale were included in other assets as of March 31, 2020 and 2019, respectively. The Company capitalized $51.3 million and $43.5 million of costs related to software developed for resale for the fiscal years ended March 31, 2020 and 2019, respectively. Amortization expense for software development costs was $53.0 million, $45.9 million and $32.5 million during fiscal years 2020, 2019 and 2018, respectively.

Impairment of long-lived and other long-term assets (property, equipment, and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), the Company assesses potential impairments to long-lived assets, including property, equipment and satellites, and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by the Company for fiscal years 2020, 2019 and 2018.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company accounts for its goodwill under the authoritative guidance for goodwill and other intangible assets (ASC 350) and the provisions of ASU 2017-04, Simplifying the Test for Goodwill Impairment, which the Company early adopted in the third quarter of fiscal year 2020. ASU 2017-04 simplifies how the Company tests goodwill for impairment by removing Step 2 from the goodwill impairment test. Current authoritative guidance allows the Company to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If, after completing the qualitative assessment, the Company determines that it is more likely than not that the estimated fair value is greater than the carrying value, the Company concludes that no impairment exists. If it is more likely than not that the carrying value of the reporting unit exceeds its estimated fair value, the Company compares the fair value of the reporting unit to its carrying value. If the estimated fair value of the reporting unit is less than the carrying value, then a goodwill impairment charge will be recognized in the amount by which the carrying amount exceeds the fair value, limited to the total amount of goodwill allocated to that reporting unit. The Company tests goodwill for impairment during the fourth quarter every fiscal year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.

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

Furthermore, in addition to qualitative analysis, the Company believes it is appropriate to conduct a quantitative analysis periodically as a prudent review of its reporting unit goodwill fair values. The Company performed this analysis as of December 31, 2019, the Company’s annual impairment test date. The Company’s quantitative analysis estimates the fair values of the reporting units using discounted cash flows and other indicators of fair value. The forecast of future cash flow is based on the Company’s best estimate of each reporting unit’s future revenue and operating costs, based primarily on existing firm orders, expected future orders, contracts with suppliers, labor resources, general market conditions, and other relevant factors. Based on a quantitative analysis for fiscal year 2020, the Company concluded that estimated fair values of the Company’s reporting units significantly exceed their respective carrying values.

Based on the Company’s qualitative and quantitative assessment performed during the fourth quarter of fiscal year 2020 and the additional qualitative and quantitative consideration as of March 31, 2020 in light of the significant decline in the Company’s market capitalization following the COVID-19 outbreak, the Company concluded that it was more likely than not that the estimated fair value of the Company’s reporting units exceeded their carrying values as of March 31, 2020. No impairments were recorded by the Company related to goodwill and other intangible assets for fiscal years 2020, 2019 and 2018.

Warranty reserves

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when the Company ships the products or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within 12 months are classified as accrued liabilities and amounts expected to be incurred beyond 12 months are classified as other liabilities in the consolidated financial statements. For mature products, the Company estimates the warranty costs based on historical experience with the particular product. For newer products that do not have a history of warranty costs, the Company bases its estimates on its experience with the technology involved and the types of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience, and in that case, the Company will make future adjustments to the recorded warranty obligation (see Note 14 – Product Warranty).

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, including cash equivalents, receivables, accounts payable and accrued liabilities, approximate their fair values due to their short-term maturities. The estimated fair value of the Company’s long-term borrowings and other long-term interest bearing liabilities is determined by using available market information for those securities or similar financial instruments (see Note 3 – Fair Value Measurements).

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Self-insurance liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company has recorded self-insurance liability for its plans of $6.2 million and $5.4 million in accrued and other liabilities in the consolidated balance sheets as of March 31, 2020 and 2019, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued and other liabilities in accordance with the estimated timing of the projected payments.

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At March 31, 2020 and 2019, no such amounts were accrued related to the aforementioned provisions.

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

Common stock held in treasury

As of March 31, 2020 and 2019, the Company had no shares of common stock held in treasury.

During fiscal years 2020, 2019 and 2018, the Company issued 1,075,526, 1,201,502 and 896,776 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, the Company repurchased 385,604, 427,088 and 335,295 shares of common stock at cost and with a total value of $28.8 million, $28.8 million and $24.2 million during fiscal years 2020, 2019 and 2018, respectively. Although shares withheld for employee withholding taxes are technically not issued, they are treated as common stock repurchases for accounting purposes (with such shares deemed to be repurchased and then immediately retired), as they reduce the number of shares that otherwise would have been issued upon vesting of the

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

restricted stock units. These retired shares remain as authorized stock and are considered to be unissued. The retirement of treasury stock had no impact on the Company’s total consolidated stockholders’ equity.

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

Other comprehensive loss related to the effects of foreign currency translation adjustments attributable to Viasat, Inc. during fiscal year 2020 was $12.8 million, or $11.6 million net of tax. Other comprehensive loss related to the effects of foreign currency translation adjustments attributable to Viasat, Inc. during fiscal year 2019 was $11.8 million, or $10.0 million net of tax. Other comprehensive income related to the effects of foreign currency translation adjustments attributed to Viasat, Inc. during fiscal year 2018 was $22.8 million, or $15.8 million net of tax.

Revenue recognition

Effective April 1, 2018, the Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (commonly referred to as ASC 606) using the modified retrospective method of adoption. This update established ASC 606, Revenue from Contracts with Customers and ASC 340-40, Other Assets and Deferred Costs – Contracts with Customers.

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

Performance obligations

The timing of satisfaction of performance obligations may require judgment. The Company derives a substantial portion of its revenues from contracts with customers for services, primarily consisting of connectivity services. These contracts typically require advance or recurring monthly payments by the customer. The Company’s obligation to provide connectivity services is satisfied over time as the customer simultaneously receives and consumes the benefits provided. The measure of progress over time is based upon either a period of time (e.g., over the estimated contractual term) or usage (e.g., bandwidth used/bytes of data processed). The Company evaluates whether broadband equipment provided to its customers as part of the delivery of connectivity services represents a lease in accordance with ASC 842. As discussed further above under “Leases - Lessor accounting”, for broadband equipment leased to consumer broadband customers in conjunction with the delivery of connectivity services, the Company accounts for the lease and non-lease components of connectivity service arrangements as a single performance obligation as the connectivity services represent the predominant component.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Performance obligations related to developing and delivering complex equipment built to customer specifications under long-term contracts are recognized over time as these performance obligations do not create assets with an alternative use to the Company and the Company has an enforceable right to payment for performance to date. To measure the transfer of control, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. The Company generally uses the cost-to-cost measure of progress for its contracts because that best depicts the transfer of control to the customer which occurs as the Company incurs costs on its contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Estimating the total costs at completion of a performance obligation requires management to make estimates related to items such as subcontractor performance, material costs and availability, labor costs and productivity and the costs of overhead. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recognized in the period the loss is determined.

Contract costs on U.S. government contracts are subject to audit and review by the Defense Contracting Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. government agencies, as well as negotiations with U.S. government representatives. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal years 2019 or 2020. As of March 31, 2020, the DCAA had completed its incurred cost audit for fiscal years 2004 and 2016 and approved the Company’s incurred costs for those fiscal years, as well as approved the Company’s incurred costs for fiscal years 2005 through 2015, 2017 and 2018 without further audit based on the determination of low risk. Although the Company has recorded contract revenues subsequent to fiscal year 2018 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of March 31, 2020 and March 31, 2019, the Company had $7.8 million and $4.9 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts (see Note 13 – Contingencies).

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Transaction price allocated to remaining performance obligations

The Company’s remaining performance obligations represent the transaction price of firm contracts and orders for which work has not been performed. The Company includes in its remaining performance obligations only those contracts and orders for which it has accepted purchase orders. Remaining performance obligations associated with the Company’s subscribers for fixed consumer and business broadband services in its satellite services segment exclude month-to-month service contracts in accordance with a practical expedient and are estimated using a portfolio approach in which the Company reviews all relevant promotional activities and calculates the remaining performance obligation using the average service component for the portfolio and the average time remaining under the contract. The Company’s future recurring in-flight connectivity (IFC) service contracts in its satellite services segment do not have minimum service purchase requirements and therefore are not included in the Company’s remaining performance obligations. As of March 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.9 billion, of which the Company expects to recognize a little over half over the next twelve months, with the balance recognized thereafter.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following sets forth disaggregated reported revenue by segment and product and services for the fiscal years ended March 31, 2020 and 2019:

	Fiscal Year Ended March 31, 2020
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$289,959	$882,582	$1,172,541
Service revenues	826,583	54,598	255,516	1,136,697
Total revenues	$826,583	$344,557	$1,138,098	$2,309,238

	Fiscal Year Ended March 31, 2019
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$383,547	$709,144	$1,092,691
Service revenues	684,205	44,857	246,505	975,567
Total revenues	$684,205	$428,404	$955,649	$2,068,258

Revenues from the U.S. government as an individual customer comprised approximately 30% and 26% of total revenues for the fiscal years ended March 31, 2020 and 2019, respectively, mainly reported within the government systems segment. The Company’s commercial customers, mainly reported within the commercial networks and satellite services segments, comprised approximately 70% and 74% of total revenues for the fiscal years ended March 31, 2020 and 2019, respectively.

The Company’s satellite services segment revenues are primarily derived from the Company’s fixed broadband services, in-flight services and worldwide L-band managed services.

Revenues in the Company’s commercial networks and government systems segments are primarily derived from three types of contracts: fixed-price, cost-reimbursement and time-and-materials contracts. Fixed-price contracts (which require the Company to provide products and services under a contract at a specified price) comprised approximately 88% and 90% of the Company’s total revenues for these segments for the fiscal years ended March 31, 2020 and March 31, 2019, respectively. The remainder of the Company’s revenues in these segments for such periods was derived primarily from cost-reimbursement contracts (under which the Company is reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (under which the Company is reimbursed for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

Historically, a significant portion of the Company’s revenues in its commercial networks and government systems segments has been derived from customer contracts that include the development of products. The development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for the Company’s funded development from its customer contracts were approximately 24% and 19% of its total revenues for the fiscal years ended March 31, 2020 and March 31, 2019, respectively.

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

The following table presents contract assets and liabilities as of March 31, 2020 and March 31, 2019:

	As of March 31, 2020	As of March 31, 2019
	(In thousands)
Unbilled accounts receivable	$75,661	$83,743
Collections in excess of revenues and deferred revenues	123,019	125,540
Deferred revenues, long-term portion	80,802	71,230

Unbilled accounts receivable decreased $8.1 million during fiscal year 2020, primarily driven by an increase in billings in the Company’s satellite services and commercial networks segments.

Collections in excess of revenues and deferred revenues decreased $2.5 million during fiscal year 2020, primarily driven by revenue recognized in excess of advances on goods or services received in the Company’s government systems segment.

During the fiscal year ended March 31, 2020, the Company recognized revenue of $93.1 million related to the Company’s collections in excess of revenues and deferred revenues at March 31, 2019.

Other assets and deferred costs – contracts with customers

Per ASC 340-40, Other Assets and Deferred Costs – Contracts with Customers, the Company recognizes an asset from the incremental costs of obtaining a contract with a customer, if the Company expects to recover those costs. The incremental costs of obtaining a contract are those costs that the Company incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained. ASC 340-40 also requires the recognition of an asset from the costs incurred to fulfill a contract when (1) the costs relate directly to a contract or to an anticipated contract that the Company can specifically identify, (2) the costs generate or enhance resources of the Company that will be used in satisfying (or in continuing to satisfy) performance obligations in the future, and (3) the costs are expected to be recovered. Adoption of the standard has resulted in the recognition of an asset related to commission costs incurred primarily in the Company’s satellite services segment, and recognition of an asset related to costs incurred to fulfill contracts. Costs to acquire customer contracts are amortized over the estimated customer contract life. Costs to fulfill customer contracts are amortized in proportion to the revenue to which the costs relate. For contracts with an estimated amortization period of less than one year, the Company elected the practical expedient and expenses incremental costs immediately. The Company’s deferred customer contract acquisition costs and costs to fulfill contract balances were $58.1 million and $18.9 million as of March 31, 2020, respectively. Of the Company’s total deferred customer contract acquisition costs and costs to fulfill contracts, $23.5 million was included in prepaid expenses and other current assets and $53.5 million was included in other assets on the Company’s consolidated balance sheet as of March 31, 2020. For total deferred customer contract acquisition costs and contract fulfillment costs, the Company’s amortization and reduction of carrying value associated with contract termination was $46.4 million for the fiscal year ended March 31, 2020. The Company’s deferred customer contract acquisition costs and costs to fulfill contract balances were $52.0 million and $9.9 million as of March 31, 2019, respectively. Of the Company’s total deferred customer contract acquisition costs and costs to fulfill contracts, $20.6 million was included in prepaid expenses and other current assets and $41.3 million was included in other assets on the Company’s consolidated balance sheet as of March 31, 2019. For total deferred customer contract acquisition costs and contract fulfillment costs, the Company’s amortization and reduction of carrying value associated with contract termination was $41.6 million for the fiscal year ended March 31, 2019.

Advertising costs

In accordance with the authoritative guidance for advertising costs (ASC 720-35), advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising expenses for fiscal years 2020, 2019 and 2018 were $25.8 million, $37.8 million and $14.4 million, respectively.

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

Segment reporting

The Company’s reporting segments, namely its satellite services, commercial networks and government systems segments, are primarily distinguished by the type of customer and the related contractual requirements. The Company’s satellite services segment provides satellite-based broadband services to customers, enterprises, commercial airlines and mobile broadband customers. The Company’s commercial networks segment develops and offers advanced satellite and wireless broadband platforms, ground networking equipment, radio frequency and advanced microwave solutions, Application-Specific Integrated Circuit (ASIC) chip design, satellite payload development and space-to-earth connectivity systems, some of which are ultimately used by the Company’s satellite services segment. The Company’s government systems segment develops and offers network-centric, Internet Protocol (IP)-based fixed and mobile secure government communications systems, products, services and solutions and provides global mobile broadband service and product offerings. The more regulated government environment is subject to unique contractual requirements and possesses

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

economic characteristics which differ from the satellite services and commercial networks segments. The Company’s segments are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance (see Note 15 – Segment Information).

Recent authoritative guidance

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases (ASC 842). ASU 2016-02 requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. In January 2018, the FASB issued ASU 2018-01, Leases (ASC 842). ASU 2018-01 permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expired before the entity’s adoption of ASC 842 and that were not previously accounted for as leases under ASC 840. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to ASC 842, Leases, which was issued to provide more detailed guidance and additional clarification for implementing ASU 2016-02. In July 2018, the FASB issued ASU 2018-11, Leases (ASC 842): Targeted Improvements, which provides an additional (and optional) transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. In December 2018, the FASB issued ASU 2018-20, Leases (ASC 842): Narrow-Scope Improvements for Lessors, and in March 2019, the FASB issued ASU 2019-01 (ASC 842): Codification Improvements, both of which provide certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. The Company adopted the new guidance using the optional transition method in the first quarter of fiscal year 2020. Therefore, the periods prior to the effective date of adoption continue to be reported under the current authoritative guidance for leases (ASC 840). The adoption of this guidance materially impacted the Company’s consolidated balance sheet upon adoption due to the recognition of lease liabilities and right-of-use assets. The new guidance did not have a material impact on the Company’s consolidated statements of operations and comprehensive income (loss) or consolidated statements of cash flows (see Note 1 – The Company and a Summary of Its Significant Accounting Policies – Leases and Note 5 – Leases for more information).

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (ASC 326). ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss model). It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to ASC 326, Financial Instruments — Credit Losses (ASC 326), which clarifies that impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to ASC 326, Financial Instruments – Credit Losses, in May 2019, the FASB issued ASU 2019-05, Financial Instruments — Credit Losses (ASC 326) Targeted Relief, and in November 2019, the FASB issued ASU 2019-11, Codification Improvements to ASC 326, Financial Instruments – Credit Losses. These recently issued ASUs do not change the core principle of the guidance in ASU 2016-13 but rather are intended to clarify and improve operability of certain topics included within ASU 2016-13. ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-11 have the same effective date and transition requirements as ASU 2016-13. The new guidance will become effective for the Company beginning in fiscal year 2021, with early adoption permitted. The new guidance is required to be applied on a modified-retrospective basis. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (ASC 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The amendments in this update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (ASC 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index SWAP (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, which permits use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes and has the same effective date as ASU 2017-12. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to ASC 815, Derivatives and Hedging, which clarifies certain aspects of ASC 815 and has the same effective date as ASU 2017-12. The Company adopted this guidance beginning in the first quarter of fiscal year 2020 and the guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

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

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections. ASU 2019-07 modifies the disclosure and presentation requirements for a variety of codification topics by aligning them with the Securities and Exchange Commission’s (the SEC) regulations to eliminate redundancies and simplify the application of the codification. The Company adopted this guidance in the second quarter of fiscal year 2020 and the guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

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

In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities (ASC 321), Investments – Equity Method and Joint Ventures (ASC 323) and Derivatives and Hedging (ASC 815). ASU 2020-01 clarifies the interaction of the accounting for equity securities under ASC 321 and investments accounted for under the equity method of accounting under ASC 323, and the accounting for certain forward contracts and purchased options accounted for under ASC 815. The new standard will become effective for the Company beginning in fiscal year 2022, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 2 — Composition of Certain Balance Sheet Captions

	As of March 31, 2020	As of March 31, 2019
	(In thousands)
Accounts receivable, net:
Billed	$260,431	$218,276
Unbilled	75,661	83,743
Allowance for doubtful accounts	(5,394)	(1,712)
	$330,698	$300,307
Inventories:
Raw materials	$83,353	$77,834
Work in process	59,429	52,084
Finished goods	151,634	104,600
	$294,416	$234,518
Prepaid expenses and other current assets:
Prepaid expenses	$84,872	$72,369
Other	31,409	18,277
	$116,281	$90,646
Property, equipment and satellites, net:
Equipment and software (estimated useful life of 3-7 years)	$1,229,926	$1,027,293
CPE leased equipment (estimated useful life of 4-5 years)	399,343	373,357
Furniture and fixtures (estimated useful life of 7 years)	54,688	46,678
Leasehold improvements (estimated useful life of 2-17 years)	137,287	126,528
Building (estimated useful life of 12 years)	8,923	8,923
Land	2,291	2,291
Construction in progress	220,703	167,178
Satellites (estimated useful life of 12-17 years)	969,952	978,118
Satellite Ka-band capacity obtained under finance leases (estimated useful life of 7-11 years)	171,801	99,090
Satellites under construction	906,720	590,000
	4,101,634	3,419,456
Less: accumulated depreciation and amortization	(1,514,899)	(1,294,166)
	$2,586,735	$2,125,290
Other assets:
Investment in unconsolidated affiliate	$160,204	$160,711
Deferred income taxes	276,331	258,834
Capitalized software costs, net	242,741	244,368
Patents, orbital slots and other licenses, net	39,135	23,059
Other	88,941	71,833
	$807,352	$758,805
Accrued and other liabilities:
Collections in excess of revenues and deferred revenues	$123,019	$125,540
Accrued employee compensation	72,654	56,454
Accrued vacation	48,963	43,077
Warranty reserve, current portion	6,233	5,877
Operating lease liabilities	42,146	—
Other	98,175	77,320
	$391,190	$308,268
Other liabilities:
Deferred revenues, long-term portion	$80,802	$71,230
Deferred rent, long-term portion	—	16,810
Warranty reserve, long-term portion	5,410	1,707
Satellite performance incentive obligations, long-term portion	24,349	25,324
Other	10,373	5,755
	$120,934	$120,826

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The Company had $5.0 million in cash equivalents (Level 1) and no liabilities measured at fair value on a recurring basis as of March 31, 2020. The Company had no assets and an insignificant amount of foreign currency forward contract liabilities (Level 2) measured at fair value on a recurring basis as of March 31, 2019.

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

Long-term debt — The Company’s long-term debt consists of borrowings under its Revolving Credit Facility and Ex-Im Credit Facility (collectively, the Credit Facilities), $700.0 million in aggregate principal amount of 2025 Notes, $600.0 million in aggregate principal amount of 2027 Notes and finance lease obligations reported at the present value of future minimum lease payments with current accrued interest. Long-term debt related to the Revolving Credit Facility is reported at the outstanding principal amount of borrowings, while long-term debt related to the Ex-Im Credit Facility, 2025 Notes and 2027 Notes is reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s long-term debt related to the Revolving Credit Facility approximates its carrying amount due to its variable interest rate, which approximates a market interest rate. As of March 31, 2020 and 2019, the fair value of the Company’s long-term debt related to the Ex-Im Credit Facility was determined based on a discounted cash flow analysis using observable market interest rates for instruments with similar terms (Level 2) and was approximately $118.1 million and $134.9 million, respectively. As of March 31, 2020 and 2019, the estimated fair value of the Company’s outstanding long-term debt related to the 2025 Notes was determined based on actual or estimated bids and offers for the 2025 Notes in an over-the-counter market (Level 2) and was $653.6 million and $670.3 million, respectively. As of March 31, 2020, the estimated fair value of the Company’s outstanding long-term debt related to the 2027 Notes was determined based on actual or estimated bids and offers for the 2027 Notes in an over-the-counter market (Level 2) and was $603.2 million. The fair value of the Company’s outstanding long-term debt as of March 31, 2019 related to the 2027 Notes approximated its carrying amount due to the proximity of the closing of the 2027 Notes compared to the reporting date. The fair value of the Company’s finance lease obligations is estimated at the carrying value based on current rates (Level 2).

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Satellite performance incentive obligations — The Company’s contracts with the manufacturers of the ViaSat-1 and ViaSat-2 satellites require the Company to make monthly in-orbit satellite performance incentive payments, including interest, through approximately fiscal year 2028 subject to the continued satisfactory performance of the applicable satellites. The Company records the net present value of these expected future payments as a liability and as a component of the cost of the satellites. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentive obligations on a recurring basis. The fair value of the Company’s outstanding satellite performance incentive obligations is estimated to approximate their carrying value based on current rates (Level 2). As of March 31, 2020 and 2019, the Company’s estimated satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites, including accrued interest, were $27.4 million and $28.2 million, respectively.

Note 4 — Goodwill and Acquired Intangible Assets

During fiscal year 2020, the decrease in the Company’s goodwill related to the effects of foreign currency translation recorded within all three of the Company’s segments. During fiscal year 2019, the increase in the Company’s goodwill related to an insignificant acquisition, partially offset by the effects of foreign currency translation recorded within all three of the Company’s segments.

Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of two to ten years. Amortization expense related to other acquired intangible assets was $7.6 million, $9.7 million and $12.2 million for the fiscal years ended March 31, 2020, March 31, 2019 and March 31, 2018, respectively.

The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of international businesses acquired. Expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
Expected for fiscal year 2021	$5,120
Expected for fiscal year 2022	3,297
Expected for fiscal year 2023	2,993
Expected for fiscal year 2024	2,472
Expected for fiscal year 2025	557
Thereafter	—
$14,439

The allocation of the other acquired intangible assets and the related accumulated amortization as of March 31, 2020 and 2019 is as follows:

		As of March 31, 2020			As of March 31, 2019
	Weighted Average Useful Life	Total	Accumulated Amortization	Net Book Value	Total	Accumulated Amortization	Net Book Value
	(In years)	(In thousands)
Technology	6	$89,228	$(78,935)	$10,293	$89,972	$(73,992)	$15,980
Contracts and customer relationships	7	103,114	(98,968)	4,146	103,283	(96,970)	6,313
Satellite co-location rights	9	8,600	(8,600)	—	8,600	(8,592)	8
Trade name	3	5,940	(5,940)	—	5,940	(5,940)	—
Other	8	6,399	(6,399)	—	9,989	(9,989)	—
Total other acquired intangible assets		$213,281	$(198,842)	$14,439	$217,784	$(195,483)	$22,301

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5 — Leases

The Company’s operating leases consist primarily of leases for office space, data centers and satellite ground facilities and have remaining terms from less than one year to ten years, some of which include renewal options, and some of which include options to terminate the leases within one year. Certain earth station leases have renewal terms that have been deemed to be reasonably certain to be exercised and as such have been recognized as part of the Company’s right-of-use assets and lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company recognized right-of-use assets and lease liabilities for such leases in connection with its adoption of ASC 842 as of April 1, 2019 (see Note 1 — The Company and a Summary of Its Significant Accounting Policies — Leases for more information). The Company reports operating lease right-of-use assets in operating lease right-of-use assets and the current and non-current portions of its operating lease liabilities in accrued and other liabilities and non-current operating lease liabilities, respectively.

The Company’s finance leases consist primarily of satellite lifetime Ka-band capacity leases and have remaining terms from one to six years. The Company reports assets obtained under finance leases in property, equipment and satellites, net and the current and non-current portions of its finance lease liabilities in current portion of long-term debt and other long-term debt, respectively.

The components of the Company's lease costs, weighted average lease terms and discount rates are presented in the tables below:

Fiscal Year Ended
March 31, 2020
(In thousands)
Lease cost:
Operating lease cost	$60,861
Finance lease cost:
Depreciation of assets obtained under finance leases	11,328
Interest on lease liabilities	2,144
Short-term lease cost	4,750
Variable lease cost	8,608
Net lease cost	$87,691

As of
March 31, 2020
Lease term and discount rate:
Weighted average remaining lease term (in years):
Operating leases	7.0
Finance leases	6.3

Weighted average discount rate:
Operating leases	5.4%
Finance leases	5.4%

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table details components of the consolidated statements of cash flows for operating and finance leases:

Fiscal Year Ended
March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$58,987
Operating cash flows from finance leases	$1,856
Financing cash flows from finance leases	$8,044

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$25,420
Finance leases	$72,711

The following table presents maturities of the Company’s lease liabilities as of March 31, 2020

	Operating Leases	Finance Leases
	(In thousands)
Expected for fiscal year 2021	$58,466	$13,350
Expected for fiscal year 2022	59,171	12,000
Expected for fiscal year 2023	54,558	12,000
Expected for fiscal year 2024	54,389	12,000
Expected for fiscal year 2025	50,405	12,000
Thereafter	120,311	15,000
Total future lease payments required	397,300	76,350
Less: interest	68,604	11,394
Total	$328,696	$64,956

As of March 31, 2020, the Company had $90.3 million of additional lease commitments that will commence in fiscal year 2021 with lease terms of three to 12 years.

As discussed in Note 1 — The Company and a Summary of Its Significant Accounting Policies — Leases, the Company has adopted ASC 842 using the optional transition method presenting prior period amounts and disclosures under ASC 840. The following table presents the Company's future minimum lease payments for operating leases under ASC 840 at March 31, 2019:

Operating Leases
March 31, 2019
(In thousands)
Expected for fiscal year 2020	$59,164
Expected for fiscal year 2021	59,452
Expected for fiscal year 2022	57,500
Expected for fiscal year 2023	50,933
Expected for fiscal year 2024	51,000
Thereafter	183,077
Total minimum payments required	$461,126

Rent expense was $53.5 million for the fiscal year ended March 31, 2019.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 6 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of March 31, 2020 and 2019:

	As of March 31, 2020	As of March 31, 2019
	(In thousands)
2027 Notes	$600,000	$600,000
2025 Notes	700,000	700,000
Revolving Credit Facility	390,000	—
Ex-Im Credit Facility	117,913	139,560
Finance lease obligations (see Note 5)	64,956	—
Total debt	1,872,869	1,439,560
Unamortized discount and debt issuance costs	(21,418)	(26,720)
Less: current portion of long-term debt	29,788	19,937
Total long-term debt	$1,821,663	$1,392,903

The estimated aggregate amounts and timing of payments on the Company’s long-term debt obligations as of March 31, 2020 for the next five fiscal years and thereafter were as follows (excluding the effects of discount accretion under the 2025 Notes, the 2027 Notes and the Ex-Im Credit Facility):

For the Fiscal Years Ending
(In thousands)
2021	$29,788
2022	28,945
2023	29,454
2024	419,992
2025	30,559
Thereafter	1,334,131
1,872,869
Plus: unamortized discount and debt issuance costs	(21,418)
Total	$1,851,451

Revolving Credit Facility

As of March 31, 2020, the Revolving Credit Facility provided a $700.0 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of January 18, 2024. At March 31, 2020, the Company had $390.0 million in principal amount of outstanding borrowings under the Revolving Credit Facility and $17.3 million outstanding under standby letters of credit, leaving borrowing availability under the Revolving Credit Facility as of March 31, 2020 of $292.7 million.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. As of March 31, 2020, the weighted average effective interest rate on the Company’s outstanding borrowings under the Revolving Credit Facility was 2.70%. The Company has capitalized certain amounts of interest expense on the Revolving Credit Facility in connection with the construction of various assets during the construction period. The Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Revolving Credit Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of March 31, 2020, none of the Company’s subsidiaries guaranteed the Revolving Credit Facility.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Revolving Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Revolving Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Revolving Credit Facility as of March 31, 2020.

Ex-Im Credit Facility

The Ex-Im Credit Facility originally provided a $362.4 million senior secured direct loan facility, which was fully drawn. Of the $362.4 million in principal amount of borrowings made under the Ex-Im Credit Facility, $321.2 million was used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remaining $41.2 million used to finance the total exposure fees incurred under the Ex-Im Credit Facility (which included all previously accrued completion exposure fees). As of March 31, 2020, the Company had $117.9 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility.

Borrowings under the Ex-Im Credit Facility bear interest at a fixed rate of 2.38%, payable semi-annually in arrears. The effective interest rate on the Company’s outstanding borrowings under the Ex-Im Credit Facility, which takes into account timing and amount of borrowings and payments, exposure fees, debt issuance costs and other fees, is 4.54%. Borrowings under the Ex-Im Credit Facility are required to be repaid in 16 semi-annual principal installments, which commenced on April 15, 2018, with a maturity date of October 15, 2025. Pursuant to the terms of the Ex-Im Credit Facility, certain insurance proceeds related to the ViaSat-2 satellite must be used to pay down outstanding borrowings under the Ex-Im Credit Facility upon receipt. During the first three months of fiscal year 2020, the Company received the remaining insurance proceeds of $2.3 million, which were in addition to the $185.7 million of insurance proceeds received in fiscal year 2019 related to the ViaSat-2 satellite, all of which were used to pay down outstanding borrowings under the Ex-Im Credit Facility upon receipt (see Note 1 – The Company and a Summary of Its Significant Accounting Policies – Property, equipment and satellites for more information). The Ex-Im Credit Facility is guaranteed by Viasat and is secured by first-priority liens on the ViaSat-2 satellite and related assets, as well as a pledge of the capital stock of the borrower under the facility.

The Ex-Im Credit Facility contains financial covenants regarding Viasat’s maximum total leverage ratio and minimum interest coverage ratio. In addition, the Ex-Im Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Ex-Im Credit Facility as of March 31, 2020.

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

The 2027 Notes are required to be guaranteed on a senior secured basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of March 31, 2020, none of the Company’s subsidiaries guaranteed the 2027 Notes. The 2027 Notes are secured, equally and ratably with the Revolving Credit Facility and any future parity lien debt, by liens on substantially all of the Company’s assets.

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

The 2025 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of March 31, 2020, none of the Company’s subsidiaries guaranteed the 2025 Notes. The 2025 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2025 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2025 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

The indenture governing the 2025 Notes limits, among other things, the Company’s and its restricted subsidiaries’ ability to: incur, assume or guarantee additional debt; issue redeemable stock and preferred stock; pay dividends, make distributions or redeem or repurchase capital stock; prepay, redeem or repurchase subordinated debt; make loans and

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Note 7 — Common Stock and Stock Plans

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In November 1996, the Company adopted the 1996 Equity Participation Plan (the Equity Participation Plan). The Equity Participation Plan provides for the grant to executive officers, other key employees, consultants and non-employee directors of the Company a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, restricted stock units and performance awards. From November 1996 to September 2019 through various amendments of the Equity Participation Plan, the Company increased the maximum number of shares reserved for issuance under this plan to 35,350,000 shares. The Company believes that such awards better align the interests of its employees with those of its stockholders. Shares of the Company’s common stock granted under the Equity Participation Plan in the form of stock options or stock appreciation right are counted against the Equity Participation Plan share reserve on a one for one basis and performance-based stock options are calculated assuming “maximum” performance. Shares of the Company’s common stock granted under the Equity Participation Plan as an award other than as an option or as a stock appreciation right with a per share purchase price lower than 100% of fair market value on the date of grant are counted against the Equity Participation Plan share reserve as two shares for each share of common stock prior to September 22, 2010 and subsequent to September 19, 2012, and as 2.65 shares for each share of common stock during the period beginning on September 22, 2010 and ending on September 19, 2012. Restricted stock units are granted to eligible employees and directors and represent rights to receive shares of common stock at a future date.

In November 1996, the Company adopted the ViaSat, Inc. Employee Stock Purchase Plan (the Employee Stock Purchase Plan) to assist employees in acquiring a stock ownership interest in the Company and to encourage them to remain in the employment of the Company. The Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. From November 1996 to September 2019 through various amendments of the Employee Stock Purchase Plan, the Company increased the maximum number of shares reserved for issuance under this plan to 4,450,000 shares. To facilitate participation for employees located outside of the United States in light of non-U.S. law and other considerations, the amended Employee Stock Purchase Plan also provides for the grant of purchase rights that are not intended to be tax-qualified. The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during specified six-month offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the Employee Stock Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower.

Total stock-based compensation expense recognized in accordance with the authoritative guidance for share-based payments was as follows:

	Fiscal Years Ended
	March 31, 2020	March 31, 2019	March 31, 2018
	(In thousands)
Stock-based compensation expense before taxes	$86,553	$79,599	$68,545
Related income tax benefits	(20,388)	(18,824)	(16,278)
Stock-based compensation expense, net of taxes	$66,165	$60,775	$52,267

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company recognizes excess tax benefits or deficiencies on vesting or settlement of awards as discrete items within income tax benefit or provision within net income (loss) and the related cash flows classified within operating activities.

The compensation cost that has been charged against income for the Equity Participation Plan under the authoritative guidance for share-based payments was $81.5 million, $75.3 million and $65.1 million, and for the Employee Stock Purchase Plan was $5.0 million, $4.3 million and $3.4 million, for the fiscal years ended March 31, 2020, March 31, 2019 and March 31, 2018, respectively. The Company capitalized $12.6 million, $11.9 million and $8.0 million of stock-based compensation expense as a part of the cost for software development for resale included in other assets and as a part of the equipment and software for internal use and satellites included in property, equipment and satellites, net for fiscal years 2020, 2019 and 2018, respectively.

As of March 31, 2020, total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Equity Participation Plan (including stock options, TSR performance stock options and restricted stock units) and the Employee Stock Purchase Plan was $197.3 million and $1.2 million, respectively. These costs are expected to be recognized over a weighted average period of less than one year, 1.8 years and 2.7 years, for stock options, TSR performance stock options and restricted stock units, respectively, under the Equity Participation Plan and less than six months under the Employee Stock Purchase Plan.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock options, TSR performance stock options and employee stock purchase plan. The Company’s stock options typically have a simple four-year vesting schedule (except for one- and three-year vesting schedules for options granted to the Board of Directors) and a six-year contractual term. In fiscal year 2018, the Company began granting TSR performance stock options to executive officers under the 1996 Equity Participation Plan. The number of shares of TSR performance stock options that will become eligible to vest based on the time-based vesting schedule described below is based on a comparison over a four-year performance period of the Company’s TSR to the TSR of the companies included in the S&P Mid Cap 400 Index. The number of options that may become vested and exercisable will range from 0% to 175% of the target number of options based on the Company’s relative TSR ranking for the performance period. The Company’s TSR performance stock options have a four-year time-based vesting schedule and a six year contractual term. The TSR performance stock options must be vested under both the time-based vesting schedule and the performance-based vesting conditions in order to become exercisable. Expense for TSR performance stock options that time-vest is recognized regardless of the actual TSR outcome achieved and is recognized on a graded-vesting basis. The weighted average estimated fair value of TSR performance stock options granted during fiscal years 2020, 2019 and 2018 was $30.41, $32.32 and $32.04 per share, respectively, using the Monte Carlo simulation. The weighted average estimated fair value of employee stock options granted and employee stock purchase plan shares issued during fiscal year 2020 was $20.15 and $17.15 per share, respectively, during fiscal year 2019 was $18.35 and $15.14 per share, respectively, and during fiscal year 2018 was $19.86 and $15.09 per share, respectively, using the Black-Scholes model. The weighted average assumptions (annualized percentages) used in the Black-Scholes model and Monte Carlo simulation were as follows:

	Employee Stock Options			TSR Performance Stock Options			Employee Stock Purchase Plan
	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2018
Volatility	27.9%	27.9%	30.4%	27.7%	28.2%	27.5%	24.6%	32.8%	22.0%
Risk-free interest rate	1.3%	2.8%	1.9%	1.7%	2.8%	1.9%	1.8%	2.4%	1.3%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected life	5.0 years	5.0 years	5.4 years	5.0 years	5.0 years	5.0 years	0.5 years	0.5 years	0.5 years

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

A summary of stock option activity for fiscal year 2020 is presented below:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)
Outstanding at March 31, 2019	1,531,500	$64.87
Options granted	39,000	74.64
Options canceled	(5,000)	77.47
Options exercised	(340,267)	61.89
Outstanding at March 31, 2020	1,225,233	$65.96	1.91	$—
Vested and exercisable at March 31, 2020	1,076,983	$65.30	1.71	$—

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The total intrinsic value of stock options exercised during fiscal years 2020, 2019 and 2018 was $7.9 million, $7.9 million and $5.2 million, respectively. All options issued under the Company’s stock option plans have an exercise price equal to the fair market value of the Company’s stock on the date of the grant. The Company recorded insignificant excess tax benefits during fiscal years 2020 and 2019, and an insignificant excess tax deficiency during fiscal year 2018 related to stock options exercises.

A summary of TSR performance stock option activity for fiscal year 2020 is presented below:

	Number of Shares (1)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)
Outstanding at March 31, 2019	1,027,500	$71.34
TSR performance options granted	603,306	71.83
TSR performance options canceled	—	—
TSR performance options exercised	—	—
Outstanding at March 31, 2020	1,630,806	$71.52	4.70	$—
Vested and exercisable at March 31, 2020	—	$—	—	$—

(1)	Number of shares is based on the target number of options under each TSR performance stock option.

Restricted stock units. Restricted stock units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. There is no exercise price and no monetary payment required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock units generally vest over four years. Compensation cost for these awards is based on the fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. For fiscal years 2020, 2019 and 2018, the Company recognized $62.4 million, $58.8 million and $54.0 million, respectively, in stock-based compensation expense related to these restricted stock unit awards.

The per unit weighted average grant date fair value of restricted stock units granted during fiscal years 2020, 2019 and 2018 was $71.59, $67.88 and $72.89, respectively. A summary of restricted stock unit activity for fiscal year 2020 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding at March 31, 2019	2,904,242	$67.99
Awarded	1,284,684	71.59
Forfeited	(93,092)	70.26
Vested	(1,075,526)	68.27
Outstanding at March 31, 2020	3,020,308	$69.35
Vested and deferred at March 31, 2020	182,334	$44.53

The total fair value of shares vested related to restricted stock units during the fiscal years 2020, 2019 and 2018 was $80.4 million, $81.1 million and $64.6 million, respectively.

Note 8 — Shares Used In Computing Diluted Net Loss Per Share

The weighted average number of shares used to calculate basic and diluted net loss per share attributable to Viasat, Inc. common stockholders is the same for fiscal years ended 2020, 2019 and 2018, as the Company incurred a net loss attributable to Viasat, Inc. common stockholders for such periods and inclusion of potentially dilutive weighted average shares of common stock would be antidilutive. Potentially dilutive weighted average shares excluded from the calculation for fiscal years 2020, 2019 and 2018, respectively, consisted of 591,396, 1,291,503 and 1,358,275 shares related to stock options (other than TSR performance stock options), 138,026, 871,343 and 175,598 shares related to TSR performance stock options, 841,890, 612,318 and 1,053,649 shares related to restricted stock units, and 446,603, 215,956 and 193,608 shares related to certain terms of the ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 9 — Income Taxes

The components of income (loss) before income taxes by jurisdiction are as follows:

	Fiscal Years Ended
	March 31, 2020	March 31, 2019	March 31, 2018
	(In thousands)
United States	$27,000	$(102,643)	$(92,767)
Foreign	(25,572)	(7,838)	(12,703)
	$1,428	$(110,481)	$(105,470)

The benefit from income taxes includes the following:

	Fiscal Years Ended
	March 31, 2020	March 31, 2019	March 31, 2018
	(In thousands)
Current tax provision
Federal	$(5,935)	$(821)	$(284)
State	(1,465)	(690)	(401)
Foreign	(327)	(1,619)	(953)
	(7,727)	(3,130)	(1,638)
Deferred tax benefit
Federal	9,889	34,099	24,833
State	5,797	8,738	10,450
Foreign	(44)	1,307	1,572
	15,642	44,144	36,855
Total benefit from income taxes	$7,915	$41,014	$35,217

Significant components of the Company’s net deferred tax assets are as follows:

	As of
	March 31, 2020	March 31, 2019
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$217,883	$197,486
Tax credit carryforwards	248,425	220,060
Operating lease liabilities	78,114	—
Deferred revenue	24,840	24,421
Other	62,691	57,246
Valuation allowance	(42,621)	(33,499)
Total deferred tax assets	589,332	465,714
Deferred tax liabilities:
Intangible assets	(71,116)	(72,776)
Property, equipment and satellites	(142,049)	(113,188)
Operating lease assets	(73,446)	—
Other	(27,374)	(21,160)
Total deferred tax liabilities	(313,985)	(207,124)
Net deferred tax assets	$275,347	$258,590

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the benefit from income taxes to the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes is as follows:

	Fiscal Years Ended
	March 31, 2020	March 31, 2019	March 31, 2018
	(In thousands)
Tax (provision) benefit at federal statutory rate	$(300)	$23,201	$22,149
State tax (provision) benefit, net of federal benefit	(1,093)	1,815	2,605
Tax credits, net of valuation allowance	25,153	26,836	21,898
Non-deductible compensation	(7,150)	(4,527)	(2,852)
Non-deductible meals and entertainment	(1,075)	(929)	(727)
Stock-based compensation	780	180	799
Change in federal tax rate due to 2020 CARES Act and 2017 Tax Reform	567	—	(5,335)
Change in state effective tax rate	(14)	(684)	(235)
Foreign effective tax rate differential, net of valuation allowance	(5,707)	(1,552)	(2,054)
Unremitted subsidiary gains	(2,742)	(1,388)	(864)
Other	(504)	(1,938)	(167)
Total benefit from income taxes	$7,915	$41,014	$35,217

Effective January 1, 2018, the Tax Reform reduced the corporate federal income tax rate from 35% to 21%. The Company applied the 21% federal tax rate in the rate reconciliation for all fiscal years presented. As the Company has a March 31 fiscal year-end, the phase-in of tax rate from 35% to 21% in fiscal year 2018 resulted in a blended tax rate of 31.6%. However, the Company applied the 21% federal tax rate in the rate reconciliation for fiscal year 2018 as the fiscal year 2018 taxable loss will not be subject to federal tax at the 31.6% blended tax rate. Instead, the taxable loss increases the net operating loss carryforwards and will be subject to the lower 21% federal tax rate in future periods.

As of March 31, 2020, the Company had federal and state research & development (R&D) tax credit carryforwards of $189.9 million and $162.6 million, respectively, which begin to expire in fiscal year 2026 and fiscal year 2021, respectively. As of March 31, 2020, the Company also had foreign tax credit carryforwards of approximately $1.9 million, which begin to expire in fiscal year 2021. As of March 31, 2020, the Company had federal and state net operating loss carryforwards of $831.9 million and $603.9 million, respectively, both of which begin to expire in fiscal year 2021.

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

In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Future realization of existing deferred tax assets ultimately depends on future profitability and the existence of sufficient taxable income of appropriate character (for example, ordinary income versus capital gains) within the carryforward period available under tax law. In the event that the Company’s estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established, which would cause a decrease to income in the period such determination is made. A valuation allowance of $42.6 million at March 31, 2020 and $33.5 million at March 31, 2019 has been established relating to state and foreign net operating loss carryforwards, state R&D tax credit carryforwards, and foreign tax credit carryforwards that, based on management’s estimate of future taxable income attributable to such jurisdictions and generation of additional research credits, are considered more likely than not to expire unused.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	As of
	March 31, 2020	March 31, 2019	March 31, 2018
	(In thousands)
Balance, beginning of fiscal year	$68,156	$55,474	$49,066
Decrease related to prior year tax positions	(949)	(1,183)	(155)
Increases related to current year tax positions	13,384	13,865	6,563
Balance, end of fiscal year	$80,591	$68,156	$55,474

Of the total unrecognized tax benefits at March 31, 2020, $72.6 million would reduce the Company’s annual effective tax rate if recognized, subject to valuation allowance consideration. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest or penalties associated with uncertain tax positions as of March 31, 2020 and 2019.

In the next 12 months it is reasonably possible that the amount of unrecognized tax benefits will not change significantly.

The Company is subject to periodic audits by domestic and foreign tax authorities. By statute, the Company’s U.S. federal and state income tax returns are subject to examination by the tax authorities for fiscal years 2017 and thereafter. Additionally, net operating loss and R&D tax credit carryovers that were generated in prior years may also be subject to examination. With few exceptions, fiscal years 2016 and thereafter remain open to examination by foreign tax authorities. The Company believes that it has appropriate support for the income tax positions taken on its tax returns and its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations.

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

Note 10 — Equity Method Investments and Related-Party Transactions

Eutelsat strategic partnering arrangement

In March 2017, the Company acquired a 49% interest in Euro Broadband Infrastructure Sàrl (Euro Infrastructure Co.) for $139.5 million as part of the consummation of the Company’s strategic partnering arrangement with Eutelsat. The Company’s investment in Euro Infrastructure Co. is accounted for under the equity method and the total investment, including basis difference allocated to tangible assets, identifiable intangible assets, deferred income taxes and goodwill, is classified as a single line item, as an investment in unconsolidated affiliate, on the Company’s consolidated balance sheets. Because the underlying net assets in Euro Infrastructure Co. and the related excess carrying value of investment over the proportionate share of net assets are denominated in Euros, foreign currency translation gains or losses impact the recorded value of the Company’s investment. The Company recorded a foreign currency translation loss, net of tax, of approximately $3.8 million, a loss, net of tax, of approximately $5.6 million, and a gain, net of tax, of approximately $12.7 million for the fiscal years ended March 31, 2020, 2019 and 2018, respectively, in accumulated other comprehensive income (loss). The Company records its proportionate share of the results of Euro Infrastructure Co., and any related basis difference amortization expense, within equity in income of unconsolidated affiliate, net, one quarter in arrears. Accordingly, the Company included its share of the results of Euro Infrastructure Co. from the date of the Company’s investment in Euro Infrastructure Co. on March 3, 2017 through December 31, 2017 in its consolidated financial statements for the fiscal year ended March 31, 2018 and included its share of the results of Euro Infrastructure Co. for the twelve months ended December 31, 2019 and 2018 in its consolidated financial statements for the fiscal years ended March 31, 2020 and 2019, respectively. The Company’s investment in Euro Infrastructure Co. is presented at cost of

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

investment plus its accumulated proportional share of income or loss, including amortization of the difference in the historical basis of the Company’s contribution, less any distributions it has received.

The difference between the Company’s carrying value of its investment in Euro Infrastructure Co. and its proportionate share of the net assets of Euro Infrastructure Co. as of March 31, 2020 and 2019 is summarized as follows:

	As of March 31, 2020	As of March 31, 2019
	(In thousands)
Carrying value of investment in Euro Infrastructure Co.	$160,204	$160,711
Less: proportionate share of net assets of Euro Infrastructure Co.	144,769	145,016
Excess carrying value of investment over proportionate share of net assets	$15,435	$15,695
The excess carrying value has been primarily assigned to:
Goodwill	$21,777	$22,476
Identifiable intangible assets	8,799	10,670
Tangible assets	(16,142)	(18,522)
Deferred income taxes	1,001	1,071
	$15,435	$15,695

The identifiable intangible assets have useful lives of up to 11 years and a weighted average useful life of approximately ten years, and tangible assets have useful lives of up to 11 years and a weighted average useful life of approximately 11 years. Goodwill is not deductible for tax purposes.

The Company’s share of income on its investment in Euro Infrastructure Co. was $4.5 million, $3.0 million, and $2.0 million for the fiscal years ended March 31, 2020, 2019 and 2018, respectively, consisting of the Company’s share of equity in Euro Infrastructure Co.’s income, including amortization of the difference in the historical basis of the Company’s contribution.

Since acquiring its interest in Euro Infrastructure Co., the Company has recorded $10.8 million in retained earnings of undistributed cumulative earnings in equity interests, net of tax, as of March 31, 2020.

Condensed financial information of the Company’s significant non-consolidated equity method investment in Euro Infrastructure Co. is shown below with amounts presented under GAAP:

	Fiscal Years Ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(In thousands)
Total revenues	$69,559	$81,299	$70,477
Gross profit	52,653	57,941	49,579
Income from continuing operations	8,869	6,684	3,575
Net income	8,869	6,684	3,575
Net income attributable to Euro Infrastructure Co.	4,523	3,409	1,823

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of December 31, 2019	As of December 31, 2018
	(In thousands)
Current assets	$129,928	$110,464
Noncurrent assets	211,619	226,194
Total assets	$341,547	$336,658

Current liabilities	$16,066	$16,335
Noncurrent liabilities	30,259	24,608
Noncontrolling interest	144,659	144,900
Total equity	295,222	295,715
Total liabilities and equity	$341,547	$336,658

Related-party transactions

Transactions with the equity method investee are considered related-party transactions. The following tables set forth the material related-party transactions entered into between Euro Infrastructure Co. and its subsidiaries, on the one hand, and the Company and its subsidiaries, on the other hand, in the ordinary course of business for the time periods presented:

	Fiscal Years Ended
	March 31, 2020	March 31, 2019	March 31, 2018
	(In thousands)
Revenue – Euro Infrastructure Co.	$9,993	$8,365	$9,277
Expense – Euro Infrastructure Co.	18,854	14,302	7,134
Cash received – Euro Infrastructure Co.	12,848	11,276	7,460
Cash paid – Euro Infrastructure Co.	13,463	15,191	7,040

	As of March 31, 2020	As of March 31, 2019
	(In thousands)
Collections in excess of revenues and deferred revenues – Euro Infrastructure Co.	$5,832	$4,703
Accounts payable - Euro Infrastructure Co.	5,446	*

*	Amount was insignificant.

Note 11 — Employee Benefits

The Company is a sponsor of a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code. Under the plan, the Company may make discretionary contributions to the plan which vest over three years. The Company’s discretionary matching contributions to the plan are based on the amount of employee contributions and can be made in cash or the Company’s common stock at the Company’s election. Subsequent to the 2020 fiscal year end, the Company elected to settle the discretionary contributions liability in shares of the Company’s common stock, consistent with fiscal year 2019. Based on the closing price of the Company’s common stock at the 2020 fiscal year end, the Company would issue approximately 708,104 shares of common stock at this time. Discretionary contributions accrued by the Company as of March 31, 2020 and 2019 amounted to $25.4 million and $22.9 million, respectively.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 12 — Commitments

In January 2008, the Company entered into several agreements with Space Systems/Loral, Inc. (SS/L), its former parent company Loral Space & Communications, Inc. (Loral) and Telesat Canada related to the Company’s ViaSat-1 satellite, which was placed into service in January 2012. In May 2013, the Company entered into an agreement to purchase the ViaSat-2 satellite from The Boeing Company (Boeing), which satellite was placed into service during the fourth quarter of fiscal year 2018. The Company’s contracts with SS/L and Boeing require the Company to make monthly in-orbit satellite performance incentive payments, including interest through approximately fiscal year 2028, subject to the continued satisfactory performance of the satellites. The Company records the net present value of these expected future payments as a liability and as a component of the cost of the satellites. As of March 31, 2020, the Company’s estimated satellite performance incentive obligations and accrued interest for the ViaSat-1 and ViaSat-2 satellites were approximately $27.4 million, of which $3.1 million and $24.3 million have been classified as current in accrued liabilities and non-current in other liabilities, respectively. Under the satellite construction contracts with SS/L and Boeing, the Company may incur up to $34.3 million in total costs for satellite performance incentive obligations and related interest earned through approximately fiscal year 2028 with potential future minimum payments of $2.8 million, $4.5 million, $5.0 million, $5.3 million and $5.2 million in fiscal years 2021, 2022, 2023, 2024 and 2025, respectively, with $11.5 million in commitments thereafter.

In July 2016, the Company entered into two separate agreements with Boeing for the construction and purchase of the Company’s first two ViaSat-3 class satellites and the integration of Viasat’s payload technologies into the satellites. In July 2019, the Company entered into an agreement with Boeing for the construction and purchase of a third ViaSat-3 class satellite and the integration of Viasat’s payload technologies into the satellite.

In addition to the satellite construction agreements described above, the Company also enters into various other satellite-related purchase commitments, including with respect to the provision of launch services, operation of its satellites and satellite insurance. As of March 31, 2020, future minimum payments under the Company’s satellite construction contracts and other satellite-related purchase commitments for the next five fiscal years and thereafter were as follows:

Fiscal Years Ending	(In thousands)
2021	$320,079
2022	269,528
2023	108,705
2024	20,334
2025	2,244
Thereafter	11,905
$732,795

The Company has various other purchase commitments under satellite capacity agreements which are used to provide satellite networking services to its customers for future minimum payments of approximately $87.6 million, $47.1 million, $31.0 million, $2.4 million and an insignificant amount in fiscal years 2021, 2022, 2023, 2024 and 2025, respectively, and an insignificant amount of further minimum payments thereafter.

Note 13 — Contingencies

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company has contracts with various U.S. government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal years 2019 or 2020. As of March 31, 2020, the DCAA had completed its incurred cost audit for fiscal years 2004 and 2016 and approved the Company’s incurred costs for those fiscal years, as well as approved the Company’s incurred costs for fiscal years 2005 through 2015, 2017 and 2018 without further audit based on the determination of low risk. Although the Company has recorded contract revenues subsequent to fiscal year 2018 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of March 31, 2020 and 2019, the Company had $7.8 million and $4.9 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on the status of the related contracts.

Note 14 — Product Warranty

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within 12 months are classified as accrued liabilities and amounts expected to be incurred beyond 12 months are classified as other liabilities in the consolidated financial statements. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, the Company bases its estimates on its experience with the technology involved and the types of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual in fiscal years 2020, 2019 and 2018.

	Fiscal Years Ended
	March 31, 2020	March 31, 2019	March 31, 2018
	(In thousands)
Balance, beginning of period	$7,584	$6,914	$11,058
Change in liability for warranties issued in period	9,107	5,080	897
Settlements made (in cash or in kind) during the period	(5,048)	(4,410)	(5,041)
Balance, end of period	$11,643	$7,584	$6,914

Note 15 — Segment Information

The Company’s reporting segments, comprised of the satellite services, commercial networks and government systems segments, are primarily distinguished by the type of customer and the related contractual requirements. The Company’s satellite services segment provides satellite-based broadband and related services to residential customers, Community Internet hotspot users, enterprises, commercial airlines and other mobile broadband customers. The Company’s commercial networks segment develops and offers advanced satellite and wireless broadband platforms, ground networking equipment, radio frequency and advanced microwave solutions, Application-Specific Integrated Circuit chip design, satellite payload development and space-to-earth connectivity systems, some of which are ultimately used by the Company’s satellite services segment. The Company’s government systems segment provides global mobile broadband services to military and government users and develops and offers network-centric, internet protocol-based fixed and mobile secure communications products and solutions. The more regulated government environment is subject

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

to unique contractual requirements and possesses economic characteristics which differ from the satellite services and commercial networks segments. The Company’s segments are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance.

Segment revenues and operating profits (losses) for the fiscal years ended March 31, 2020, 2019 and 2018 were as follows:

	Fiscal Years Ended
	March 31, 2020	March 31, 2019	March 31, 2018
	(In thousands)
Revenues:
Satellite services
Product	$—	$—	$664
Service	826,583	684,205	588,623
Total	826,583	684,205	589,287
Commercial networks
Product	289,959	383,547	198,034
Service	54,598	44,857	35,187
Total	344,557	428,404	233,221
Government systems
Product	882,582	709,144	556,849
Service	255,516	246,505	215,268
Total	1,138,098	955,649	772,117
Elimination of intersegment revenues	—	—	—
Total revenues	$2,309,238	$2,068,258	$1,594,625
Operating profits (losses):
Satellite services	$7,015	$(64,321)	$12,018
Commercial networks	(186,877)	(166,613)	(229,105)
Government systems	225,894	179,969	137,131
Elimination of intersegment operating profits	—	—	—
Segment operating profit (loss) before corporate and amortization of acquired intangible assets	46,032	(50,965)	(79,956)
Corporate	—	—	—
Amortization of acquired intangible assets	(7,611)	(9,655)	(12,231)
Income (loss) from operations	$38,421	$(60,620)	$(92,187)

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. The Company’s property and equipment, including its satellites, earth stations and other networking equipment, are assigned to corporate assets as they are available for use by the various segments throughout their estimated useful lives. Segment assets as of March 31, 2020 and 2019 were as follows:

	As of March 31, 2020	As of March 31, 2019
	(In thousands)
Segment assets:
Satellite services	$86,252	$85,907
Commercial networks	188,269	183,200
Government systems	484,237	408,422
Total segment assets	758,758	677,529
Corporate assets	4,125,110	3,237,758
Total assets	$4,883,868	$3,915,287

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other acquired intangible assets, net and goodwill included in segment assets as of March 31, 2020 and 2019 were as follows:

	Other Acquired Intangible Assets, Net		Goodwill
	As of March 31, 2020	As of March 31, 2019	As of March 31, 2020	As of March 31, 2019
	(In thousands)
Satellite services	$7,368	$10,453	$13,489	$13,617
Commercial networks	257	1,798	43,981	43,933
Government systems	6,814	10,050	63,727	64,169
Total	$14,439	$22,301	$121,197	$121,719

Amortization of acquired intangible assets by segment for the fiscal years ended March 31, 2020, 2019 and 2018 was as follows:

	Fiscal Years Ended
	March 31, 2020	March 31, 2019	March 31, 2018
	(In thousands)
Satellite services	$2,897	$4,857	$7,622
Commercial networks	1,539	1,542	1,563
Government systems	3,175	3,256	3,046
Total amortization of acquired intangible assets	$7,611	$9,655	$12,231

Revenue information by geographic area for the fiscal years ended March 31, 2020, 2019 and 2018 was as follows:

	Fiscal Years Ended
	March 31, 2020	March 31, 2019	March 31, 2018
	(In thousands)
U.S. customers	$2,057,458	$1,836,304	$1,403,473
Non U.S. customers (each country individually insignificant)	251,780	231,954	191,152
Total revenues	$2,309,238	$2,068,258	$1,594,625

The Company distinguishes revenues from external customers by geographic area based on customer location.

The net book value of long-lived assets located outside the United States was $64.7 million at March 31, 2020 and $70.4 million at March 31, 2019.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Three Fiscal Years Ended March 31, 2020

Allowance for Doubtful Accounts
(In thousands)
Balance, March 31, 2017	$1,470
Charged (credited) to costs and expenses	8,357
Deductions	(7,800)
Balance, March 31, 2018	$2,027
Charged (credited) to costs and expenses	7,462
Deductions	(7,777)
Balance, March 31, 2019	$1,712
Charged (credited) to costs and expenses	13,709
Deductions	(10,027)
Balance, March 31, 2020	$5,394

Deferred Tax Asset Valuation Allowance
(In thousands)
Balance, March 31, 2017	$17,728
Charged (credited) to costs and expenses	11,321
Deductions	—
Balance, March 31, 2018	$29,049
Charged (credited) to costs and expenses	4,450
Deductions	—
Balance, March 31, 2019	$33,499
Charged (credited) to costs and expenses	9,122
Deductions	—
Balance, March 31, 2020	$42,621

II-1