Form 10-Q
period 2020-06-30
VIASAT INC
filed 2020-08-07
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020.

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of July 24, 2020 was 67,501,560.

VIASAT, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of June 30, 2020	As of March 31, 2020
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$232,418	$304,309
Accounts receivable, net	270,436	330,698
Inventories	312,686	294,416
Prepaid expenses and other current assets	105,985	116,281
Total current assets	921,525	1,045,704

Property, equipment and satellites, net	2,715,822	2,586,735
Operating lease right-of-use assets	304,975	308,441
Other acquired intangible assets, net	13,041	14,439
Goodwill	121,285	121,197
Other assets	827,726	807,352
Total assets	$4,904,374	$4,883,868
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$175,955	$183,601
Accrued and other liabilities	359,762	391,190
Current portion of long-term debt	29,470	29,788
Total current liabilities	565,187	604,579

Senior notes	1,680,902	1,285,497
Other long-term debt	134,636	536,166
Non-current operating lease liabilities	281,937	286,550
Other liabilities	142,529	120,934
Total liabilities	2,805,191	2,833,726
Commitments and contingencies (Note 9)
Equity:
Viasat, Inc. stockholders’ equity
Common stock	6	6
Paid-in capital	1,846,827	1,788,456
Retained earnings	232,984	245,373
Accumulated other comprehensive loss	(6,851)	(6,048)
Total Viasat, Inc. stockholders’ equity	2,072,966	2,027,787
Noncontrolling interest in subsidiary	26,217	22,355
Total equity	2,099,183	2,050,142
Total liabilities and equity	$4,904,374	$4,883,868

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended
	June 30, 2020	June 30, 2019
	(In thousands, except per share data)
Revenues:
Product revenues	$250,634	$263,615
Service revenues	279,854	273,422
Total revenues	530,488	537,037
Operating expenses:
Cost of product revenues	187,892	196,940
Cost of service revenues	197,677	187,519
Selling, general and administrative	121,039	125,132
Independent research and development	27,636	33,474
Amortization of acquired intangible assets	1,558	2,037
Loss from operations	(5,314)	(8,065)
Other income (expense):
Interest income	232	925
Interest expense	(9,524)	(11,174)
Loss before income taxes	(14,606)	(18,314)
Benefit from income taxes	5,748	7,210
Equity in income of unconsolidated affiliate, net	331	1,367
Net loss	(8,527)	(9,737)
Less: net income attributable to noncontrolling interest, net of tax	3,862	1,731
Net loss attributable to Viasat, Inc.	$(12,389)	$(11,468)
Basic net loss per share attributable to Viasat, Inc. common stockholders	$(0.20)	$(0.19)
Diluted net loss per share attributable to Viasat, Inc. common stockholders	$(0.20)	$(0.19)
Shares used in computing basic net loss per share	62,511	60,917
Shares used in computing diluted net loss per share	62,511	60,917
Comprehensive income (loss):
Net loss	$(8,527)	$(9,737)
Other comprehensive income (loss), net of tax:
Unrealized gain on hedging, net of tax	—	45
Foreign currency translation adjustments, net of tax	(803)	(2,284)
Other comprehensive loss, net of tax	(803)	(2,239)
Comprehensive loss	(9,330)	(11,976)
Less: comprehensive income attributable to noncontrolling interest, net of tax	3,862	1,731
Comprehensive loss attributable to Viasat, Inc.	$(13,192)	$(13,707)

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	June 30, 2020	June 30, 2019
	(In thousands)
Cash flows from operating activities:
Net loss	$(8,527)	$(9,737)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	77,760	68,802
Amortization of intangible assets	14,842	15,210
Stock-based compensation expense	20,942	21,227
Loss on disposition of fixed assets	6,689	13,134
Other non-cash adjustments	(4,428)	(5,367)
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	55,440	(5,472)
Inventories	(18,118)	(29,252)
Other assets	17,946	(13,595)
Accounts payable	(10,037)	(3,869)
Accrued liabilities	(4,903)	(8,000)
Other liabilities	9,301	3,383
Net cash provided by operating activities	156,907	46,464
Cash flows from investing activities:
Purchase of property, equipment and satellites	(208,722)	(166,115)
Cash paid for patents, licenses and other assets	(20,540)	(21,936)
Proceeds from insurance claims on ViaSat-2 satellite	—	2,277
Net cash used in investing activities	(229,262)	(185,774)
Cash flows from financing activities:
Proceeds from debt borrowings	400,000	—
Payments of debt borrowings	(402,697)	(11,821)
Payment of debt issuance costs	(3,790)	(2,479)
Proceeds from issuance of common stock under equity plans	9,206	24,377
Purchase of common stock in treasury (immediately retired) related to tax withholdings for stock-based compensation	(401)	(2,328)
Other financing activities	(2,178)	(255)
Net cash provided by financing activities	140	7,494
Effect of exchange rate changes on cash	324	(2)
Net decrease in cash and cash equivalents	(71,891)	(131,818)
Cash and cash equivalents at beginning of period	304,309	261,701
Cash and cash equivalents at end of period	$232,418	$129,883

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Viasat, Inc. Stockholders
	Common Stock
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total
	(In thousands, except share data)
For the Three Months Ended June 30, 2020
Balance at March 31, 2020	62,147,140	$6	$1,788,456	$245,373	$(6,048)	$22,355	$2,050,142
Issuance of stock under Employee Stock Purchase Plan	282,269	—	9,206	—	—	—	9,206
Stock-based compensation	—	—	24,160	—	—	—	24,160
Shares issued in settlement of certain accrued employee compensation liabilities	580,846	—	25,406	—	—	—	25,406
RSU awards vesting, net of shares withheld for taxes which have been retired	15,746	—	(401)	—	—	—	(401)
Net (loss) income	—	—	—	(12,389)	—	3,862	(8,527)
Other comprehensive loss, net of tax	—	—	—	—	(803)	—	(803)
Balance at June 30, 2020	63,026,001	$6	$1,846,827	$232,984	$(6,851)	$26,217	$2,099,183

For the Three Months Ended June 30, 2019
Balance at March 31, 2019	60,550,093	$6	$1,656,819	$245,585	$5,338	$8,330	$1,916,078
Exercise of stock options	259,125	—	16,071	—	—	—	16,071
Issuance of stock under Employee Stock Purchase Plan	165,770	—	8,306	—	—	—	8,306
Stock-based compensation	—	—	24,312	—	—	—	24,312
Shares issued in settlement of certain accrued employee compensation liabilities	255,615	—	22,829	—	—	—	22,829
RSU awards vesting, net of shares withheld for taxes which have been retired	46,330	—	(2,328)	—	—	—	(2,328)
Net (loss) income	—	—	—	(11,468)	—	1,731	(9,737)
Other comprehensive loss, net of tax	—	—	—	—	(2,239)	—	(2,239)
Balance at June 30, 2019	61,276,933	$6	$1,726,009	$234,117	$3,099	$10,061	$1,973,292

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation

The accompanying condensed consolidated balance sheet at June 30, 2020, the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended June 30, 2020 and 2019, the condensed consolidated statements of cash flows for the three months ended June 30, 2020 and 2019 and the condensed consolidated statements of equity for the three months ended June 30, 2020 and 2019 have been prepared by the management of Viasat, Inc. (also referred to hereafter as the Company or Viasat), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended March 31, 2020 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 31, 2020 included in the Company’s Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

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

Revenue recognition

The Company applies the five-step model under Accounting Standards Codification (ASC) 606 to its contracts with its customers. Under this model the Company (1) identifies the contract with the customer, (2) identifies its performance obligations in the contract, (3) determines the transaction price for the contract, (4) allocates the transaction price to its performance obligations and (5) recognizes revenue when or as it satisfies its performance obligations. These performance obligations generally include the purchase of services (including broadband capacity and the leasing of broadband equipment), the purchase of products, and the development and delivery of complex equipment built to customer specifications under long-term contracts.

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

Contract costs on U.S. government contracts are subject to audit and review by the Defense Contracting Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. government agencies, as well as negotiations with U.S. government representatives. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal years 2019 or 2020. As of June 30, 2020, the DCAA had completed its incurred cost audit for fiscal years 2004 and 2016 and approved the Company’s incurred costs for those fiscal years, as well as approved the Company’s incurred costs for fiscal years 2005 through 2015, 2017 and 2018 without further audit based on the determination of low risk. Although the Company has recorded contract revenues subsequent to fiscal year 2018 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of June 30, 2020 and March 31, 2020, the Company had $7.8 million in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts (see Note 9 — Commitments and Contingencies for more information).

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Transaction price allocated to remaining performance obligations

The Company’s remaining performance obligations represent the transaction price of firm contracts and orders for which work has not been performed. The Company includes in its remaining performance obligations only those contracts and orders for which it has accepted purchase orders. Remaining performance obligations associated with the Company’s subscribers for fixed consumer and business broadband services in its satellite services segment exclude month-to-month service contracts in accordance with a practical expedient and are estimated using a portfolio approach in which the Company reviews all relevant promotional activities and calculates the remaining performance obligation using the average service component for the portfolio and the average time remaining under the contract. The Company’s future recurring in-flight connectivity (IFC) service contracts in its satellite services segment do not have minimum service purchase requirements and therefore are not included in the Company’s remaining performance obligations. As of June 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $2.1 billion, of which the Company expects to recognize a little over half over the next twelve months, with the balance recognized thereafter.

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

The following sets forth disaggregated reported revenue by segment and product and services for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$55,119	$195,515	$250,634
Service revenues	201,984	12,043	65,827	279,854
Total revenues	$201,984	$67,162	$261,342	$530,488

	Three Months Ended June 30, 2019
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$64,901	$198,714	$263,615
Service revenues	196,815	14,111	62,496	273,422
Total revenues	$196,815	$79,012	$261,210	$537,037

Revenues from the U.S. government as an individual customer comprised approximately 31% and 30% of total revenues for the three months ended June 30, 2020 and 2019, respectively, mainly reported within the government systems segment. Revenues from the Company’s commercial customers, mainly reported within the commercial networks and satellite services segments, comprised approximately 69% and 70% of total revenues for the three months ended June 30, 2020 and 2019, respectively.

The Company’s satellite services segment revenues are primarily derived from the Company’s fixed broadband services and in-flight services.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Revenues in the Company’s commercial networks and government systems segments are primarily derived from three types of contracts: fixed-price, cost-reimbursement and time-and-materials contracts. Fixed-price contracts (which require the Company to provide products and services under a contract at a specified price) comprised approximately 85% and 87% of the Company’s total revenues for these segments for the three months ended June 30, 2020 and 2019, respectively. The remainder of the Company’s revenues in these segments for such periods was derived primarily from cost-reimbursement contracts (under which the Company is reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (under which the Company is reimbursed for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

Historically, a significant portion of the Company’s revenues in its commercial networks and government systems segments has been derived from customer contracts that include the development of products. The development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for the Company’s funded development from its customer contracts were approximately 27% and 23% of its total revenues for the three months ended June 30, 2020 and 2019, respectively.

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

The following table presents contract assets and liabilities as of June 30, 2020 and March 31, 2020:

	As of June 30, 2020	As of March 31, 2020
	(In thousands)
Unbilled accounts receivable	$82,827	$75,661
Collections in excess of revenues and deferred revenues	128,079	123,019
Deferred revenues, long-term portion	91,260	80,802

Unbilled accounts receivable increased $7.2 million during the three months ended June 30, 2020, primarily driven by revenue recognized in the Company’s government systems segment in excess of billings.

Collections in excess of revenues and deferred revenues increased $5.1 million during the three months ended June 30, 2020, primarily driven by advances on goods or services received in excess of revenue recognized in the Company’s government systems and satellite services segments.

During the three months ended June 30, 2020, the Company recognized revenue of $57.6 million that was previously included in the Company’s collections in excess of revenues and deferred revenues at March 31, 2020. During the three months ended June 30, 2019, the Company recognized revenue of $52.6 million that was previously included in the Company’s collections in excess of revenues and deferred revenues at March 31, 2019.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

Costs related to internally developed software for internal uses are capitalized after the preliminary project stage is complete and are amortized over the estimated useful lives of the assets, which are approximately three to seven years. Capitalized costs for internal-use software are included in property, equipment and satellites, net in the Company’s condensed consolidated balance sheets.

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (ASC 835-20). With respect to the ViaSat-3 class satellites, gateway and networking equipment and other assets under construction, the Company capitalized $15.9 million and $11.3 million of interest expense for the three months ended June 30, 2020 and 2019, respectively.

The Company owns three satellites in service (ViaSat-2, ViaSat-1 and WildBlue-1) and has lifetime leases of Ka-band capacity on two satellites. The Company also has a global constellation of three third-generation ViaSat-3 class satellites under construction. In addition, the Company owns related earth stations and networking equipment for all of its satellites. The Company procures indoor and outdoor CPE units leased to subscribers under a retail leasing program as part of the Company’s satellite services segment, which are reflected in investing activities and property, equipment and satellites, net in the accompanying condensed consolidated financial statements. The Company depreciates the satellites, earth stations and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites, net, as of June 30, 2020 were $405.9 million and $172.8 million, respectively. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites, net, as of March 31, 2020 were $399.3 million and $165.7 million, respectively.

On June 1, 2017, the Company’s second-generation ViaSat-2 satellite was successfully launched into orbit. In the fourth quarter of fiscal year 2018, shortly before the launch of commercial broadband services on the satellite, the Company reported an antenna deployment issue. The Company worked with the satellite manufacturer to determine the root cause of the antenna deployment issue, potential corrective measures, and resulting damage. In the second quarter of fiscal year 2019, the root cause analysis was completed. Based on that analysis, during the second quarter of fiscal year 2019, the Company recorded a reduction to the carrying value of the ViaSat-2 satellite of $177.4 million, with a corresponding insurance receivable of $177.4 million, based on the Company’s estimated ViaSat-2 output capabilities as compared to the anticipated, potential and configured capacity of the ViaSat-2 satellite. During fiscal years 2019 and 2020, the Company received an aggregate of $188.0 million of insurance proceeds related to the ViaSat-2 satellite. The ViaSat-2 satellite was primarily financed by the Company’s direct loan facility with the Export-Import Bank of the United States for ViaSat-2 (the Ex-Im Credit Facility) (see Note 7 — Senior Notes and Other Long-Term Debt for more information). Pursuant to the terms of the Ex-Im Credit Facility, the proceeds received from the insurance claims for ViaSat-2 were used to pay down outstanding borrowings under the Ex-Im Credit Facility.

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

Leases

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

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs of $3.4 million and $3.3 million related to patents were included in other assets as of June 30, 2020 and March 31, 2020, respectively. The Company capitalized costs of $47.1 million and $39.5 million related to acquiring and obtaining orbital slots and other licenses included in other assets as of June 30, 2020 and March 31, 2020, respectively. Accumulated amortization related to these assets was $3.9 million and $3.7 million as of June 30, 2020 and March 31, 2020, respectively. Amortization expense related to these assets was an insignificant amount for the three months ended June 30, 2020 and 2019. If a patent, orbital slot or other license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During the three months ended June 30, 2020 and 2019, the Company did not write off any significant costs due to abandonment or impairment.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense using the effective interest rate method, or, when the results are not materially different, on a straight-line basis over the expected term of the related debt. During the three months ended June 30, 2020 and 2019, $5.1 million and no debt issuance costs were capitalized, respectively. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in loss on extinguishment of debt in the condensed consolidated statements of operations and comprehensive income (loss). Debt issuance costs related to the Company’s revolving credit facility (the Revolving Credit Facility) are recorded in prepaid expenses and other current assets and in other long-term assets in the condensed consolidated balance sheets in accordance with the authoritative guidance for imputation of interest (ASC 835-30). Debt issuance costs related to the Company’s 5.625% Senior Notes due 2025 (the 2025 Notes), the Company’s 5.625% Senior Secured Notes due 2027 (the 2027 Notes), the Company’s 6.500% Senior Notes due 2028 (the 2028 Notes) and the Ex-Im Credit Facility are recorded as a direct deduction from the carrying amount of the related debt, consistent with debt discounts, in accordance with the authoritative guidance for imputation of interest (ASC 835-30).

Software development

Costs of developing software for sale are charged to independent research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. Capitalized costs, net, of $243.9 million and $242.7 million related to software developed for resale were included in other assets as of June 30, 2020 and March 31, 2020, respectively. The Company capitalized $14.3 million and $9.7 million of costs related to software developed for resale for the three months ended June 30, 2020 and 2019, respectively. Amortization expense for capitalized software development costs was $13.1 million and $12.0 million for the three months ended June 30, 2020 and 2019, respectively.

Self-insurance liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company has recorded self-insurance liability for its plans of $6.4 million and $6.2 million in accrued and other liabilities in the condensed consolidated balance sheets as of June 30, 2020 and March 31, 2020, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued and other liabilities in accordance with the estimated timing of the projected payments.

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At June 30, 2020 and March 31, 2020, no such amounts were accrued related to the aforementioned provisions.

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

Common stock held in treasury

As of June 30, 2020 and March 31, 2020, the Company had no shares of common stock held in treasury.

During the three months ended June 30, 2020 and 2019, the Company issued 24,294 and 72,193 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, during the three months ended June 30, 2020 and 2019, the Company repurchased 8,548 and 25,863 shares of common stock, respectively, at cost and with a total value of an insignificant amount and $2.3 million, respectively. Although shares withheld for employee withholding taxes are technically not issued, they are treated as common stock repurchases for accounting purposes (with such shares deemed to be repurchased and then immediately retired), as they reduce the number of shares that otherwise would have been issued upon vesting of the restricted stock units. These retired shares remain as authorized stock and are considered to be unissued. The retirement of treasury stock had no impact on the Company’s total consolidated stockholders’ equity.

Stock-based compensation

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award. Expense for restricted stock units and stock options is recognized on a straight-line basis over the employee’s requisite service period. Expense for total shareholder return (TSR) performance stock options that vest is recognized regardless of the actual TSR outcome achieved and is recognized on a graded-vesting basis. The Company accounts for forfeitures as they occur. The Company recognized $20.9 million and $21.2 million of stock-based compensation expense for the three months ended June 30, 2020 and 2019, respectively.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Ordinarily, the Company calculates its provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period. However, when a reliable estimate cannot be made, the Company computes its provision for income taxes using the actual effective tax rate (discrete method) for the year-to-date period. The Company’s effective tax rate is highly influenced by the amount of its research and development (R&D) tax credits. A small change in estimated annual pretax income (loss) can produce a significant variance in the annual effective tax rate given the Company’s expected amount of R&D tax credits. This variability provides an unreliable estimate of the annual effective tax rate. As a result, and in accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company has computed its provision for income taxes for the three months ended June 30, 2020 by applying the actual effective tax rate to the year-to-date loss for the three-month period.

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

Recent authoritative guidance

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments — Credit Losses (ASC 326). ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss model). It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to ASC 326, Financial Instruments — Credit Losses (ASC 326), which clarifies that impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to ASC 326, Financial Instruments – Credit Losses, in May 2019, the FASB issued ASU 2019-05, Financial Instruments — Credit Losses (ASC 326) Targeted Relief, in November 2019, the FASB issued ASU 2019-11, Codification Improvements to ASC 326, Financial Instruments – Credit Losses, in February 2020, the FASB issued ASU 2020-02, Financial Instruments — Credit Losses (ASC 326) and Leases (ASC 842) Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to ASU 2016-02, Leases (ASC 842) and in March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments. These recently issued ASUs do not change the core principle of the guidance in ASU 2016-13 but rather are intended to clarify and improve operability of certain topics included within ASU 2016-13. ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11, ASU 2020-02, and ASU 2020-03 have the same effective date and transition requirements as ASU 2016-13. The Company adopted the new guidance in the first quarter of fiscal year 2021 using the modified retrospective approach with application of the model to the Company’s accounts receivables. Under the new standard, the Company is required to recognize estimated credit losses expected to occur over the estimated life or remaining contractual life of an asset using a broader range of information including past events, current conditions and consideration of supportable forecasts about future economic conditions. The adoption of the standard had an insignificant impact on the Company’s consolidated financial statements and disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (ASC 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The Company adopted the new guidance in the first quarter of fiscal year 2021 and the guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides temporary optional guidance to ease the potential accounting burden associated with the transition away from reference rates (such as the London Interbank Offered Rate) that are expected to be discontinued. ASU 2020-04 was effective upon issuance and can be applied for a limited time through December 31, 2022. The Company adopted the guidance upon issuance with no impact to the Company consolidated financial statements and disclosures.

In May 2020, the SEC adopted Amendments to Financial Disclosures about Acquired and Disposed Businesses (“the Final Rule”). The Final Rule amends SEC rules related to separate financial statements of acquired businesses, and, among other things, revises the income test by adding a revenue component, which is one of the tests used to determine whether a subsidiary of an acquired or disposed business is significant. The Final Rule reduces the anomalous result that registrants with marginal or break-even net income (loss) may be more likely to have subsidiaries deemed significant where they otherwise would not. The Final Rule is effective on January 1, 2021, with early adoption permitted. The Company early adopted the provisions of the Final Rule in the first quarter of fiscal year 2021. The guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2 — Composition of Certain Balance Sheet Captions

	As of June 30, 2020	As of March 31, 2020
	(In thousands)
Accounts receivable, net:
Billed	$196,234	$260,431
Unbilled	82,827	75,661
Allowance for doubtful accounts	(8,625)	(5,394)
	$270,436	$330,698
Inventories:
Raw materials	$91,731	$83,353
Work in process	57,612	59,429
Finished goods	163,343	151,634
	$312,686	$294,416
Prepaid expenses and other current assets:
Prepaid expenses	$81,747	$84,872
Other	24,238	31,409
	$105,985	$116,281
Property, equipment and satellites, net:
Equipment and software (estimated useful life of 3-7 years)	$1,324,845	$1,229,926
CPE leased equipment (estimated useful life of 4-5 years)	405,874	399,343
Furniture and fixtures (estimated useful life of 7 years)	56,134	54,688
Leasehold improvements (estimated useful life of 2-17 years)	139,320	137,287
Building (estimated useful life of 12 years)	8,923	8,923
Land	2,291	2,291
Construction in progress	197,697	220,703
Satellites (estimated useful life of 12-17 years)	969,952	969,952
Satellite Ka-band capacity obtained under finance leases (estimated useful life of 7-11 years)	171,801	171,801
Satellites under construction	1,022,474	906,720
	4,299,311	4,101,634
Less: accumulated depreciation and amortization	(1,583,489)	(1,514,899)
	$2,715,822	$2,586,735
Other acquired intangible assets, net:
Technology (weighted average useful life of 6 years)	$89,546	$89,228
Contracts and customer relationships (weighted average useful life of 7 years)	103,200	103,114
Satellite co-location rights (weighted average useful life of 9 years)	8,600	8,600
Trade name (weighted average useful life of 3 years)	5,940	5,940
Other (weighted average useful life of 8 years)	6,404	6,399
	213,690	213,281
Less: accumulated amortization	(200,649)	(198,842)
	$13,041	$14,439
Other assets:
Investment in unconsolidated affiliate	$158,714	$160,204
Deferred income taxes	286,235	276,331
Capitalized software costs, net	243,943	242,741
Patents, orbital slots and other licenses, net	46,565	39,135
Other	92,269	88,941
	$827,726	$807,352
Accrued and other liabilities:
Collections in excess of revenues and deferred revenues	$128,079	$123,019
Accrued employee compensation	33,570	72,654
Accrued vacation	53,060	48,963
Warranty reserve, current portion	6,189	6,233
Operating lease liabilities	44,035	42,146
Other	94,829	98,175
	$359,762	$391,190
Other liabilities:
Deferred revenues, long-term portion	$91,260	$80,802
Warranty reserve, long-term portion	5,533	5,410
Satellite performance incentive obligations, long-term portion	24,580	24,349
Other	21,156	10,373
	$142,529	$120,934

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

The Company had $5.0 million in cash equivalents (Level 1) and no liabilities measured at fair value on a recurring basis as of June 30, 2020 and March 31, 2020.

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

Long-term debt — The Company’s long-term debt consists of borrowings under its Revolving Credit Facility and Ex-Im Credit Facility (collectively, the Credit Facilities), $700.0 million in aggregate principal amount of 2025 Notes, $600.0 million in aggregate principal amount of 2027 Notes, $400.0 million in aggregate principal amount of 2028 Notes and finance lease obligations reported at the present value of future minimum lease payments with current accrued interest. Long-term debt related to the Revolving Credit Facility is reported at the outstanding principal amount of borrowings, while long-term debt related to the Ex-Im Credit Facility, 2025 Notes, 2027 Notes and 2028 Notes is reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s long-term debt related to the Revolving Credit Facility approximates its carrying amount due to its variable interest rate, which approximates a market interest rate. As of June 30, 2020 and March 31, 2020, the fair value of the Company’s long-term debt related to the Ex-Im Credit Facility was determined based on a discounted cash flow analysis using observable market interest rates for instruments with similar terms (Level 2) and was approximately $111.2 million and $118.1 million, respectively. As of June 30, 2020 and March 31, 2020, the estimated fair value of the Company’s outstanding long-term debt related to the 2025 Notes was determined based on actual or estimated bids and offers for the 2025 Notes in an over-the-counter market (Level 2) and was $675.5 million and $653.6 million, respectively. As of June 30, 2020 and March 31, 2020, the estimated fair value of the Company’s outstanding long-term debt related to the 2027 Notes was determined based on actual or estimated bids and offers for the 2027 Notes in an over-the-counter market (Level 2) and was $615.0 million and $603.2 million, respectively. The fair value of the Company’s outstanding long-term debt as of June 30, 2020 related to the 2028 Notes approximated its carrying amount due to the proximity of the closing of the 2028 Notes compared to the reporting date. The fair value of the Company’s finance lease obligations is estimated at their carrying value based on current rates (Level 2).

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Satellite performance incentive obligations — The Company’s contracts with the manufacturers of the ViaSat-1 and ViaSat-2 satellites require the Company to make monthly in-orbit satellite performance incentive payments, including interest, through fiscal year 2027 and fiscal year 2028, respectively, subject to the continued satisfactory performance of the applicable satellites. The Company records the net present value of these expected future payments as a liability and as a component of the cost of the satellites. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentive obligations on a recurring basis. The fair value of the Company’s outstanding satellite performance incentive obligations is estimated to approximate their carrying value based on current rates (Level 2). As of June 30, 2020 and March 31, 2020, the Company’s estimated satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites, including accrued interest, were $29.4 million and $27.4 million, respectively.

Note 4 — Shares Used In Computing Diluted Net Loss Per Share

The weighted average number of shares used to calculate basic and diluted net loss per share attributable to Viasat, Inc. common stockholders is the same for the three months ended June 30, 2020 and 2019, as the Company incurred a net loss attributable to Viasat, Inc. common stockholders for such periods and inclusion of potentially dilutive weighted average shares of common stock would be antidilutive. Potentially dilutive weighted average shares excluded from the calculation for the three months ended June 30, 2020 and 2019, respectively, consisted of 1,225,233 and 314,113 shares related to stock options (other than TSR performance stock options), zero and 102,815 shares related to TSR performance stock options, 2,575,374 and 985,226 shares related to restricted stock units, and 529,909 and 282,410 shares related to certain terms of the ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan.

Note 5 — Goodwill and Acquired Intangible Assets

During the three months ended June 30, 2020, the insignificant increase in the Company’s goodwill related to the effects of foreign currency translation recorded within all three of the Company’s segments. During the three months ended June 30, 2019, the decrease in the Company’s goodwill related to the effects of foreign currency translation recorded within all three of the Company’s segments.

Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of two to ten years. Amortization expense related to other acquired intangible assets was $1.6 million and $2.0 million for the three months ended June 30, 2020 and 2019, respectively.

The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of international businesses acquired. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the three months ended June 30, 2020	$1,558

Expected for the remainder of fiscal year 2021	$3,617
Expected for fiscal year 2022	3,297
Expected for fiscal year 2023	2,993
Expected for fiscal year 2024	2,472
Expected for fiscal year 2025	662
Thereafter	—
$13,041

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

The Company’s finance leases consist primarily of satellite lifetime Ka-band capacity leases and have remaining terms from less than one year to six years. The Company reports assets obtained under finance leases in property, equipment and satellites, net and the current and non-current portions of its finance lease liabilities in current portion of long-term debt and other long-term debt, respectively.

The components of the Company's lease costs, weighted average lease terms and discount rates are presented in the tables below:

	Three Months Ended	Three Months Ended
	June 30, 2020	June 30, 2019
	(In thousands)
Lease cost:
Operating lease cost	$15,870	$15,399
Finance lease cost:
Depreciation of assets obtained under finance leases	3,653	—
Interest on lease liabilities	855	—
Short-term lease cost	1,674	611
Variable lease cost	2,108	1,679
Net lease cost	$24,160	$17,689

	As of	As of
	June 30, 2020	March 31, 2020
Lease term and discount rate:
Weighted average remaining lease term (in years):
Operating leases	6.8	7.0
Finance leases	6.1	6.3

Weighted average discount rate:
Operating leases	5.4%	5.4%
Finance leases	5.4%	5.4%

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following table details components of the condensed consolidated statements of cash flows for operating and finance leases:

	Three Months Ended	Three Months Ended
	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,482	$14,914
Operating cash flows from finance leases	867	—
Financing cash flows from finance leases	2,583	—

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$7,870	$3,566

The following table presents maturities of the Company’s lease liabilities as of June 30, 2020:

	Operating Leases	Finance Leases
	(In thousands)
Expected for the remainder of fiscal year 2021	$44,488	$9,900
Expected for fiscal year 2022	60,739	12,000
Expected for fiscal year 2023	56,773	12,000
Expected for fiscal year 2024	55,533	12,000
Expected for fiscal year 2025	51,456	12,000
Thereafter	122,896	15,000
Total future lease payments required	391,885	72,900
Less: interest	65,913	10,539
Total	$325,972	$62,361

As of June 30, 2020, the Company had $88.9 million of additional lease commitments that will commence in the future between fiscal years 2021 and 2022 with lease terms of two to 12 years.

Note 7 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of June 30, 2020 and March 31, 2020:

	As of June 30, 2020	As of March 31, 2020
	(In thousands)
2028 Notes	$400,000	$—
2027 Notes	600,000	600,000
2025 Notes	700,000	700,000
Revolving Credit Facility	—	390,000
Ex-Im Credit Facility	108,087	117,913
Finance lease obligations (see Note 6)	62,361	64,956
Total debt	1,870,448	1,872,869
Unamortized discount and debt issuance costs	(25,440)	(21,418)
Less: current portion of long-term debt	29,470	29,788
Total long-term debt	$1,815,538	$1,821,663

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Revolving Credit Facility

As of June 30, 2020, the Revolving Credit Facility provided a $700.0 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of January 18, 2024. At June 30, 2020, the Company had no outstanding borrowings under the Revolving Credit Facility and $31.3 million outstanding under standby letters of credit, leaving borrowing availability under the Revolving Credit Facility as of June 30, 2020 of $668.7 million.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. The Company has capitalized certain amounts of interest expense on the Revolving Credit Facility in connection with the construction of various assets during the construction period. The Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Revolving Credit Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of June 30, 2020, none of the Company’s subsidiaries guaranteed the Revolving Credit Facility.

The Revolving Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Revolving Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Revolving Credit Facility as of June 30, 2020.

Ex-Im Credit Facility

The Ex-Im Credit Facility originally provided a $362.4 million senior secured direct loan facility, which was fully drawn. Of the $362.4 million in principal amount of borrowings made under the Ex-Im Credit Facility, $321.2 million was used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remaining $41.2 million used to finance the total exposure fees incurred under the Ex-Im Credit Facility (which included all previously accrued completion exposure fees). As of June 30, 2020, the Company had $108.1 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility.

Borrowings under the Ex-Im Credit Facility bear interest at a fixed rate of 2.38%, payable semi-annually in arrears. The effective interest rate on the Company’s outstanding borrowings under the Ex-Im Credit Facility, which takes into account timing and amount of borrowings and payments, exposure fees, debt issuance costs and other fees, is 4.54%. Borrowings under the Ex-Im Credit Facility are required to be repaid in 16 semi-annual principal installments, which commenced on April 15, 2018, with a maturity date of October 15, 2025. Pursuant to the terms of the Ex-Im Credit Facility, certain insurance proceeds related to the ViaSat-2 satellite must be used to pay down outstanding borrowings under the Ex-Im Credit Facility upon receipt. During fiscal years 2019 and 2020, the Company received an aggregate of $188.0 million of insurance proceeds related to the ViaSat-2 satellite, all of which were used to pay down outstanding borrowings under the Ex-Im Credit Facility upon receipt (see Note 1 — Basis of Presentation – Property, equipment and satellites for more information). The Ex-Im Credit Facility is guaranteed by Viasat and is secured by first-priority liens on the ViaSat-2 satellite and related assets, as well as a pledge of the capital stock of the borrower under the facility.

The Ex-Im Credit Facility contains financial covenants regarding Viasat’s maximum total leverage ratio and minimum interest coverage ratio. In addition, the Ex-Im Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Ex-Im Credit Facility as of June 30, 2020.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Senior Notes

Senior Notes due 2028

In June 2020, the Company issued $400.0 million in principal amount of 2028 Notes in a private placement to institutional buyers. The 2028 Notes were issued at face value and are recorded as long-term debt, net of debt issuance costs, in the Company’s condensed consolidated financial statements. The 2028 Notes bear interest at the rate of 6.500% per year, payable semi-annually in cash in arrears, which interest payments will commence in January 2021. Debt issuance costs associated with the issuance of the 2028 Notes are amortized to interest expense on a straight-line basis over the term of the 2028 Notes, the results of which are not materially different from the effective interest rate basis.

The 2028 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of June 30, 2020, none of the Company’s subsidiaries guaranteed the 2028 Notes. The 2028 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2028 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2028 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

The indenture governing the 2028 Notes limits, among other things, the Company’s and its restricted subsidiaries’ ability to: incur, assume or guarantee additional debt; issue redeemable stock and preferred stock; pay dividends, make distributions or redeem or repurchase capital stock; prepay, redeem or repurchase subordinated debt; make loans and investments; grant or incur liens; restrict dividends, loans or asset transfers from restricted subsidiaries; sell or otherwise dispose of assets; enter into transactions with affiliates; reduce the Company’s satellite insurance; and consolidate or merge with, or sell substantially all of their assets to, another person.

Prior to July 15, 2023, the Company may redeem up to 40% of the 2028 Notes at a redemption price of 106.500% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the redemption date, from the net cash proceeds of specified equity offerings. The Company may also redeem the 2028 Notes prior to July 15, 2023, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest, if any, thereon to the redemption date. The applicable premium is calculated as the greater of: (i) 1.0% of the principal amount of such 2028 Notes and (ii) the excess, if any, of (a) the present value at such date of redemption of (1) the redemption price of such 2028 Notes on July 15, 2023 plus (2) all required interest payments due on such 2028 Notes through July 15, 2023 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the treasury rate (as defined under the indenture governing the 2028 Notes) plus 50 basis points, over (b) the then-outstanding principal amount of such 2028 Notes. The 2028 Notes may be redeemed, in whole or in part, at any time during the 12 months beginning on July 15, 2023 at a redemption price of 103.250%, during the 12 months beginning on July 15, 2024 at a redemption price of 101.625%, and at any time on or after July 15, 2025 at a redemption price of 100%, in each case plus accrued and unpaid interest, if any, thereon to the redemption date.

In the event a change of control triggering event occurs (as defined in the indenture governing the 2028 Notes), each holder will have the right to require the Company to repurchase all or any part of such holder’s 2028 Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the 2028 Notes repurchased, plus accrued and unpaid interest, if any, to the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

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

The 2027 Notes are required to be guaranteed on a senior secured basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of June 30, 2020, none of the Company’s subsidiaries guaranteed the 2027 Notes. The 2027 Notes are secured, equally and ratably with the Revolving Credit Facility and any future parity lien debt, by liens on substantially all of the Company’s assets.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The 2027 Notes are the Company’s general senior secured obligations and rank equally in right of payment with all of its existing and future unsubordinated debt. The 2027 Notes are effectively senior to all of the Company’s existing and future unsecured debt (including the 2025 Notes and the 2028 Notes) as well as to all of any permitted junior lien debt that may be incurred in the future, in each case to the extent of the value of the assets securing the 2027 Notes. The 2027 Notes are effectively subordinated to any obligations that are secured by liens on assets that do not constitute a part of the collateral securing the 2027 Notes, are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2027 Notes (including obligations of the borrower under the Ex-Im Credit Facility), and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

The 2025 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of June 30, 2020, none of the Company’s subsidiaries guaranteed the 2025 Notes. The 2025 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2025 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2025 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

Note 8 — Product Warranty

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within 12 months are classified as accrued liabilities and amounts expected to be incurred beyond 12 months are classified as other liabilities in the condensed consolidated financial statements. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, the Company bases its estimates on its experience with the technology involved and the types of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and, in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual during the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30, 2020	June 30, 2019
	(In thousands)
Balance, beginning of period	$11,643	$7,584
Change in liability for warranties issued in period	1,202	2,182
Settlements made (in cash or in kind) during the period	(1,123)	(1,316)
Balance, end of period	$11,722	$8,450

Note 9 — Commitments and Contingencies

In July 2016, the Company entered into two separate agreements with The Boeing Company (Boeing) for the construction and purchase of the Company’s first two ViaSat-3 class satellites and the integration of Viasat’s payload technologies into the satellites. In July 2019, the Company entered into an agreement with Boeing for the construction and purchase of a third ViaSat-3 class satellite and the integration of Viasat’s payload technologies into the satellite.

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

The Company has contracts with various U.S. government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal years 2019 or 2020. As of June 30, 2020, the DCAA had completed its incurred cost audit for fiscal years 2004 and 2016 and approved the Company’s incurred costs for those fiscal years, as well as approved the Company’s incurred costs for fiscal years 2005 through 2015, 2017 and 2018 without further audit based on the determination of low risk. Although the Company has recorded contract revenues subsequent to fiscal year 2018 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of June 30, 2020 and March 31, 2020, the Company had $7.8 million in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on the status of the related contracts.

Note 10 — Income Taxes

Ordinarily, the Company calculates its provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period. However, when a reliable estimate cannot be made, the Company computes its provision for income taxes using the actual effective tax rate (discrete method) for the year-to-date period. The Company’s effective tax rate is highly influenced by the amount of its R&D tax credits. A small change in estimated annual pretax income (loss) can produce a significant variance in the annual effective tax rate given the Company’s expected amount of R&D tax credits. This variability provides an unreliable estimate of the annual effective tax rate. As a result, and in accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company has computed its provision for income taxes for the three months ended June 30, 2020 by applying the actual effective tax rate to the year-to-date loss for the three-month period.

For the three months ended June 30, 2020, the Company recorded an income tax benefit of $5.7 million resulting in an effective tax benefit rate of 39%. The effective tax benefit rate for the period differed from the U.S. statutory rate due primarily to the benefit of federal and state R&D tax credits.

For the three months ended June 30, 2019, the Company recorded an income tax benefit of $7.2 million resulting in an effective tax benefit rate of 39%. The effective tax benefit rate for the period differed from the U.S. statutory rate due primarily to the benefit of federal and state R&D tax credits.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

For the three months ended June 30, 2020, the Company’s gross unrecognized tax benefits increased by $3.2 million. In the next 12 months it is reasonably possible that the amount of unrecognized tax benefits will not change significantly.

Note 11 — Equity Method Investments and Related-Party Transactions

Eutelsat strategic partnering arrangement

In March 2017, the Company acquired a 49% interest in Euro Broadband Infrastructure Sàrl (Euro Infrastructure Co.) for $139.5 million as part of the consummation of the Company’s strategic partnering arrangement with Eutelsat. The Company’s investment in Euro Infrastructure Co. is accounted for under the equity method and the total investment, including basis difference allocated to tangible assets, identifiable intangible assets, deferred income taxes and goodwill, is classified as a single line item, as an investment in unconsolidated affiliate, on the Company’s condensed consolidated balance sheets. Because the underlying net assets in Euro Infrastructure Co. and the related excess carrying value of investment over the proportionate share of net assets are denominated in Euros, foreign currency translation gains or losses impact the recorded value of the Company’s investment. The Company recorded foreign currency translation losses, net of tax, of approximately $1.4 million and $2.5 million for the three months ended June 30, 2020 and 2019, respectively, in accumulated other comprehensive income (loss). The Company records its proportionate share of the results of Euro Infrastructure Co., and any related basis difference amortization expense, within equity in income (loss) of unconsolidated affiliate, net, one quarter in arrears. Accordingly, the Company included its share of the results of Euro Infrastructure Co. for the three months ended March 31, 2020 and March 31, 2019 in its condensed consolidated financial statements for the three months ended June 30, 2020 and 2019, respectively. The Company’s investment in Euro Infrastructure Co. is presented at cost of investment plus its accumulated proportional share of income or loss, including amortization of the difference in the historical basis of the Company’s contribution, less any distributions it has received.

The difference between the Company’s carrying value of its investment in Euro Infrastructure Co. and its proportionate share of the net assets of Euro Infrastructure Co. as of June 30, 2020 and March 31, 2020 is summarized as follows:

	As of June 30, 2020	As of March 31, 2020
	(In thousands)
Carrying value of investment in Euro Infrastructure Co.	$158,714	$160,204
Less: proportionate share of net assets of Euro Infrastructure Co.	143,397	144,769
Excess carrying value of investment over proportionate share of net assets	$15,317	$15,435
The excess carrying value has been primarily assigned to:
Goodwill	$21,530	$21,777
Identifiable intangible assets	8,318	8,799
Tangible assets	(15,511)	(16,142)
Deferred income taxes	980	1,001
	$15,317	$15,435

The identifiable intangible assets have useful lives of up to 11 years and a weighted average useful life of approximately ten years, and tangible assets have useful lives of up to 11 years and a weighted average useful life of approximately 11 years. Goodwill is not deductible for tax purposes.

The Company’s share of income on its investment in Euro Infrastructure Co. was an insignificant amount and $1.4 million for the three months ended June 30, 2020 and 2019, respectively, consisting of the Company’s share of equity in Euro Infrastructure Co.’s income, including amortization of the difference in the historical basis of the Company’s contribution.

Since acquiring its interest in Euro Infrastructure Co., the Company has recorded $11.1 million in retained earnings of undistributed cumulative earnings in equity interests, net of tax, as of June 30, 2020.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Related-party transactions

Transactions with the equity method investee are considered related-party transactions. The following tables set forth the material related-party transactions entered into between Euro Infrastructure Co. and its subsidiaries, on the one hand, and the Company and its subsidiaries, on the other hand, in the ordinary course of business for the time periods presented:

	Three Months Ended
	June 30, 2020		June 30, 2019
	(In thousands)
Revenue – Euro Infrastructure Co.	$	*	$3,753
Expense – Euro Infrastructure Co.		4,164	3,197
Cash received – Euro Infrastructure Co.		3,402	*
Cash paid – Euro Infrastructure Co.		8,194	2,995

	As of June 30, 2020	As of March 31, 2020
	(In thousands)
Collections in excess of revenues and deferred revenues – Euro Infrastructure Co.	$8,662	$5,832
Accounts payable – Euro Infrastructure Co.	1,416	5,446

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Segment revenues and operating profits (losses) for the three months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended
	June 30, 2020	June 30, 2019
	(In thousands)
Revenues:
Satellite services
Product	$—	$—
Service	201,984	196,815
Total	201,984	196,815
Commercial networks
Product	55,119	64,901
Service	12,043	14,111
Total	67,162	79,012
Government systems
Product	195,515	198,714
Service	65,827	62,496
Total	261,342	261,210
Elimination of intersegment revenues	—	—
Total revenues	$530,488	$537,037

Operating profits (losses):
Satellite services	$(1,857)	$(2,070)
Commercial networks	(51,394)	(49,861)
Government systems	49,495	45,903
Elimination of intersegment operating profits	—	—
Segment operating loss before corporate and amortization of acquired intangible assets	(3,756)	(6,028)
Corporate	—	—
Amortization of acquired intangible assets	(1,558)	(2,037)
Loss from operations	$(5,314)	$(8,065)

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. The Company’s property and equipment, including its satellites, earth stations and other networking equipment, are assigned to corporate assets as they are available for use by the various segments throughout their estimated useful lives. Segment assets as of June 30, 2020 and March 31, 2020 were as follows:

	As of June 30, 2020	As of March 31, 2020
	(In thousands)
Segment assets:
Satellite services	$79,180	$86,252
Commercial networks	177,768	188,269
Government systems	460,086	484,237
Total segment assets	717,034	758,758
Corporate assets	4,187,340	4,125,110
Total assets	$4,904,374	$4,883,868

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Other acquired intangible assets, net and goodwill included in segment assets as of June 30, 2020 and March 31, 2020 were as follows:

	Other Acquired Intangible Assets, Net		Goodwill
	As of June 30, 2020	As of March 31, 2020	As of June 30, 2020	As of March 31, 2020
	(In thousands)
Satellite services	$7,024	$7,368	$13,620	$13,489
Commercial networks	—	257	44,021	43,981
Government systems	6,017	6,814	63,644	63,727
Total	$13,041	$14,439	$121,285	$121,197

Amortization of acquired intangible assets by segment for the three months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended
	June 30, 2020	June 30, 2019
	(In thousands)
Satellite services	$509	$855
Commercial networks	257	386
Government systems	792	796
Total amortization of acquired intangible assets	$1,558	$2,037

Revenues by geographic area for the three months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended
	June 30, 2020	June 30, 2019
	(In thousands)
U.S. customers	$498,515	$461,283
Non-U.S. customers (each country individually insignificant)	31,973	75,754
Total revenues	$530,488	$537,037

The Company distinguishes revenues from external customers by geographic area based on customer location.

Note 13 — Subsequent Events

On July 23, 2020, the Company issued and sold an aggregate of 4,474,559 shares of the Company’s common stock at a purchase price of $39.11 per share to certain accredited investors in a private placement transaction exempt from registration under the Securities Act of 1933, as amended, resulting in aggregate gross proceeds of approximately $175.0 million.  The Company intends to use the proceeds for general corporate purposes, which may include financing costs related to the purchase, launch and operation of satellites, potential acquisitions, joint ventures and strategic alliances, working capital or capital expenditures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements that refer to the impact of the novel coronavirus (COVID-19) pandemic on our business; projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future economic conditions and performance; the development, customer acceptance and anticipated performance of technologies, products or services; satellite construction and launch activities; the performance and anticipated benefits of our ViaSat-2 and ViaSat-3 class satellites and any future satellite we may construct or acquire; the impacts on overall coverage area, planned services and financial results of the identified antenna deployment issue on the ViaSat-2 satellite; the expected completion, capacity, service, coverage, service speeds and other features of our satellites, and the timing, cost, economics and other benefits associated therewith; anticipated subscriber growth; plans, objectives and strategies for future operations; the number of in-flight connectivity (IFC) systems anticipated to be activated under existing contracts with commercial airlines; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ materially include: our ability to realize the anticipated benefits of the ViaSat-2 and ViaSat-3 class satellites and any future satellite we may construct or acquire; unexpected expenses related to our satellite projects; our ability to successfully implement our business plan for our broadband services on our anticipated timeline or at all; risks associated with the construction, launch and operation of satellites, including the effect of any anomaly, operational failure or degradation in satellite performance; the impact of the COVID-19 pandemic on our business, suppliers, consumers, customers, and employees or the overall economy; our ability to realize the anticipated benefits of our acquisitions or strategic partnering arrangements; our ability to successfully develop, introduce and sell new technologies, products and services; audits by the U.S. government; changes in the global business environment and economic conditions; delays in approving U.S. government budgets and cuts in government defense expenditures; our reliance on U.S. government contracts, and on a small number of contracts which account for a significant percentage of our revenues; reduced demand for products and services as a result of continued constraints on capital spending by customers; changes in relationships with, or the financial condition of, key customers or suppliers; our reliance on a limited number of third parties to manufacture and supply our products; increased competition; introduction of new technologies and other factors affecting the communications and defense industries generally; the effect of adverse regulatory changes (including changes affecting spectrum availability or permitted uses) on our ability to sell or deploy our products and services; changes in the way others use spectrum; our inability to access additional spectrum, use spectrum for additional purposes, and/or operate satellites at additional orbital locations; competing uses of the same spectrum or orbital locations that we utilize or seek to utilize; the effect of recent changes to U.S. tax laws; our level of indebtedness and ability to comply with applicable debt covenants; our involvement in litigation, including intellectual property claims and litigation to protect our proprietary technology; our dependence on a limited number of key employees; and other factors identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, under the heading “Risk Factors” in Part II, Item 1A of this report, elsewhere in this report and our other filings with the Securities and Exchange Commission (the SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Private Placement

On July 23, 2020, we issued and sold an aggregate of 4,474,559 shares of our common stock at a purchase price of $39.11 per share to certain accredited investors in a private placement transaction exempt from registration under the Securities Act of 1933, as amended, resulting in aggregate gross proceeds of approximately $175.0 million.  We intend to use the proceeds for general corporate purposes, which may include financing costs related to the purchase, launch and operation of satellites, potential acquisitions, joint ventures and strategic alliances, working capital or capital expenditures.

COVID-19

In March 2020, the global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government. The COVID-19 pandemic and attempts to contain it, such as mandatory closures, “shelter-in-place” orders and travel restrictions, have caused significant disruptions and adverse effects on U.S. and global economies, including impacts to supply chains, customer demand and financial markets. We have taken measures to protect the health and safety of our employees and to work with our customers, employees, suppliers, subcontractors, distributors, resellers and communities to address the disruptions from the pandemic. At the end of the fourth quarter of fiscal year 2020, we began to see the impacts of the evolving COVID-19 pandemic. Although our financial results for the quarter ended June 30, 2020 continued to be impacted by the pandemic, the impact was not material to our financial position, results of operations or cash flows in the first quarter of fiscal year 2021, with negative impacts particularly in our commercial air business offset by strong performance in other parts of our business. We continue to expect our diversified businesses to provide resiliency for the remainder of fiscal year 2021.

Our government systems segment, which represented 49% of our total revenues during the quarter ended June 30, 2020, continued to perform in line with our expectations, with the U.S. Government identifying the Defense Industrial Base as a critical infrastructure sector. Demand for products and services in our government systems segment remained strong despite the evolving COVID-19 pandemic, although our government business continued to experience some administrative delays on certain contractual vehicles as government customers adjust to the challenges inherent in the remote work environment resulting from the COVID-19 pandemic. As a result, we anticipate that contract awards in our government systems segment in fiscal year 2021 may be more heavily weighted towards the second half of our fiscal year.

Since mid-March 2020, we have experienced an uptick in demand for our fixed broadband services, including increased demand for our premium highest speed plans, as a result of the COVID-19 pandemic, and we continue to participate in certain federal and state programs to ensure our residential and small business customers in the United States have access to connectivity during the pandemic. However, the COVID-19 pandemic continues to impact our higher-margin in-flight services business and our mobile broadband satellite communications system business in our satellite services and commercial networks segments, respectively, due to the severe decline in global air traffic and resulting downturn in the commercial aviation market. We expect this negative impact on revenues and operating cash flows from our in-flight connectivity businesses to continue in fiscal year 2021, but to lessen over time with increases in passenger air traffic. In fiscal year 2020, less than 10% of our total revenues were generated by services and products provided to commercial airlines reported in our satellite services and commercial networks segments.

The extent of the impact of the COVID-19 pandemic on our business in fiscal year 2021 and beyond will depend on many factors, including the duration and scope of the public health emergency, the extent, duration and effectiveness of containment actions taken, the extent of its disruption to important global, regional and local supply chains and economic markets and the impact of the pandemic on overall supply and demand, global air travel, consumer confidence, discretionary spending levels and levels of economic activity.

Satellite Services

Our satellite services segment uses our proprietary technology platform to provide satellite-based high-speed broadband services around the globe for use in commercial applications. Our proprietary Ka-band satellites are at the core of our technology platform. We own three satellites in service over North America: our second-generation ViaSat-2 satellite (launched in 2017), our first-generation ViaSat-1 satellite (launched in 2011) and the WildBlue-1 satellite (launched in 2007), have lifetime leases of Ka-band capacity on two satellites, jointly own the KA-SAT satellite over Europe, Middle East and Africa (EMEA), and have access to additional Ka-band capacity on partner satellites around the globe through various arrangements with third parties. We also have a global constellation of three third-generation ViaSat-3 class satellites under construction. We expect our ViaSat-3 constellation, once in service, to enable us to deliver affordable connectivity across most of the world. The primary services offered by our satellite services segment are comprised of:

•

Fixed broadband services, which provide consumers and businesses with high-speed, high-quality broadband internet access and Voice over Internet Protocol (VoIP) services. As of June 30, 2020, we provided fixed broadband services to approximately 599,000 U.S. subscribers (excluding subscribers whose service would have ordinarily been terminated in the absence of the federal FCC Pledge and similar state programs we are currently participating in to ensure our customers have access to connectivity during the COVID-19 pandemic). For the three months ended June 30, 2020, average revenue per fixed broadband subscriber in the United States (ARPU) was $99.33.

•

In-flight services, which provide industry-leading IFC, wireless in-flight entertainment and aviation software services. As of June 30, 2020, we had our IFC systems installed and in service on approximately 1,390 commercial aircraft, of which, due to impacts of the COVID-19 pandemic approximately 630 were inactive at quarter end. Our in-flight services business began to be negatively impacted by the COVID-19 pandemic in the fourth quarter of fiscal year 2020 with continued impact throughout the first quarter of fiscal year 2021. We expect this negative impact to continue through the remainder of fiscal year 2021 and potentially beyond due to the severe decline in global air traffic and the associated grounding of installed aircraft, but to lessen over time with increases in passenger air traffic. We anticipate our IFC services will be activated on approximately 750 additional commercial aircraft under existing customer agreements with commercial airlines. However, the timing of installation and entry into service for additional aircraft under existing customer agreements may be delayed due to COVID-19 impacts. There can be no assurance that anticipated IFC services will be activated on all such additional commercial aircraft.

•

Community Internet services, which offer innovative, affordable, satellite-based connectivity in communities with poor or no other means of internet access. The services help foster digital inclusion by enabling millions of people to connect to affordable high-quality internet services via a centralized community hotspot connected to the internet via satellite. Since launch, our Community Internet services have reached approximately 2 million people living and working in thousands of rural, suburban and urban communities in Mexico and we are trialing services in advance of full commercial launch in other countries, including Brazil.

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

Government Systems

We are a leading provider of innovative communications and cybersecurity products and solutions to the U.S. Government and other military and government users around the world. Our government systems segment offers a broad array of products and services designed to enable the collection and transmission of secure real-time digital information and communications between fixed and mobile command centers, intelligence and defense platforms and individuals in the field. The primary products and services of our government systems segment include:

•

Government mobile broadband products and services, which provide military and government users with high-speed, real-time, broadband and multimedia connectivity in key regions of the world, as well as line-of-sight and beyond-line-of-sight Intelligence Surveillance and Reconnaissance missions.

•

Government satellite communication systems, which offer an array of portable, mobile and fixed broadband modems, terminals, network access control systems and antenna systems, and include products designed for manpacks, aircraft, unmanned aerial vehicles, seagoing vessels, ground-mobile vehicles and fixed applications.

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

•

Tactical data links, including our Battlefield Awareness and Targeting System — Dismounted (BATS-D) handheld Link 16 radios, our Small Tactical Terminal (STT) 2-channel radios for manned and unmanned applications, “disposable” defense data links, and our Multifunctional Information Distribution System (MIDS) and MIDS Joint Tactical Radio Systems (MIDS-JTRS) terminals for military fighter jets.

Sources of Revenues

Our satellite services segment revenues are primarily derived from our fixed broadband services and in-flight services.

Revenues in our commercial networks and government systems segments are primarily derived from three types of contracts: fixed-price, cost-reimbursement and time-and-materials contracts. Fixed-price contracts (which require us to provide products and services under a contract at a specified price) comprised approximately 85% and 87% of our total revenues for these segments for the three months ended June 30, 2020 and 2019, respectively. The remainder of our revenues in these segments for such periods was derived primarily from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

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

Historically, a significant portion of our revenues in our commercial networks and government systems segments has been derived from customer contracts that include the development of products. The development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded development from our customer contracts were approximately 27% and 23% of our total revenues for the three months ended June 30, 2020 and 2019, respectively.

We also incur independent research and development (IR&D) expenses, which are not directly funded by a third party. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development (R&D) projects. IR&D expenses were approximately 5% and 6% of total revenues during the three months ended June 30, 2020 and 2019, respectively. As a government contractor, we are able to recover a portion of our IR&D expenses pursuant to our government contracts.

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

The timing of satisfaction of performance obligations may require judgment. We derive a substantial portion of our revenues from contracts with customers for services, primarily consisting of connectivity services. These contracts typically require advance or recurring monthly payments by the customer. Our obligation to provide connectivity services is satisfied over time as the customer simultaneously receives and consumes the benefits provided. The measure of progress over time is based upon either a period of time (e.g., over the estimated contractual term) or usage (e.g., bandwidth used/bytes of data processed). We evaluate whether broadband equipment provided to our customer as part of the delivery of connectivity services represents a lease in accordance with ASC 842. As discussed in Note 1 – Basis of Presentation – Leases to our condensed consolidated financial statements, for broadband equipment leased to fixed broadband customers in conjunction with the delivery of connectivity services, we account for the lease and non-lease components of connectivity services arrangement as a single performance obligation as the connectivity services represent the predominant component.

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

Performance obligations related to developing and delivering complex equipment built to customer specifications under long-term contracts are recognized over time as these performance obligations do not create assets with an alternative use to us and we have an enforceable right to payment for performance to date. To measure the transfer of control, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for our contracts because that best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Estimating the total costs at completion of a performance obligation requires management to make estimates related to items such as subcontractor performance, material costs and availability, labor costs and productivity and the costs of overhead. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recognized in the period the loss is determined. A one percent variance in our future cost estimates on open fixed-price contracts as of June 30, 2020 would change our loss before income taxes by an insignificant amount.

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

Warranty reserves

We provide limited warranties on our products for periods of up to five years. We record a liability for our warranty obligations when we ship the products or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within 12 months are classified as accrued liabilities and amounts expected to be incurred beyond 12 months are classified as other liabilities in the condensed consolidated financial statements. For mature products, we estimate the warranty costs based on historical experience with the particular product. For newer products that do not have a history of warranty costs, we base our estimates on our experience with the technology involved and the types of failures that may occur. It is possible that our underlying assumptions will not reflect the actual experience, and, in that case, we will make future adjustments to the recorded warranty obligation.

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

We own three satellites in service (ViaSat-2, ViaSat-1 and WildBlue-1) and have lifetime leases of Ka-band capacity on two satellites. We also have a global constellation of three third-generation ViaSat-3 class satellites under construction. In addition, we own related earth stations and networking equipment for all of our satellites. Property, equipment and satellites, net also includes the customer premise equipment units leased to subscribers under a retail leasing program as part of our satellite services segment.

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

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by us for the three months ended June 30, 2020 and 2019.

We account for our goodwill under the authoritative guidance for goodwill and other intangible assets (ASC 350) and the provisions of ASU 2017-04, Simplifying the Test for Goodwill Impairment, which we early adopted in fiscal year 2020. ASU 2017-04 simplifies how we test goodwill for impairment by removing Step 2 from the goodwill impairment test. Current authoritative guidance allows us to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If, after completing the qualitative assessment, we determine that it is more likely than not that the estimated fair value is greater than the carrying value, we conclude that no impairment exists. If it is more likely than not that the carrying value of the reporting unit exceeds its estimated fair value, we compare the fair value of the reporting unit to its carrying value. If the estimated fair value of the reporting unit is less than the carrying value, then a goodwill impairment charge will be recognized in the amount by which the carrying amount exceeds the fair value, limited to the total amount of goodwill allocated to that reporting unit. We test goodwill for impairment during the fourth quarter every fiscal year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.

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

Income taxes and valuation allowance on deferred tax assets

Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis to determine if the weight of available evidence suggests that an additional valuation allowance is needed. In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the event that our estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established, which would cause a decrease to income in the period such determination is made. Our valuation allowance against deferred tax assets increased from $42.6 million at March 31, 2020 to $44.1 million at June 30, 2020. The valuation allowance relates to state and foreign net operating loss carryforwards, state R&D tax credit carryforwards and foreign tax credit carryforwards.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data for the periods indicated:

	Three Months Ended
	June 30, 2020	June 30, 2019
Revenues:	100%	100%
Product revenues	47	49
Service revenues	53	51
Operating expenses:
Cost of product revenues	35	37
Cost of service revenues	37	35
Selling, general and administrative	23	23
Independent research and development	5	6
Amortization of acquired intangible assets	—	—
Loss from operations	(1)	(2)
Interest expense, net	(2)	(2)
Loss before income taxes	(3)	(3)
Benefit from income taxes	1	1
Net loss	(2)	(2)
Net loss attributable to Viasat, Inc.	(2)	(2)

Three Months Ended June 30, 2020 vs. Three Months Ended June 30, 2019

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2020	June 30, 2019	Increase (Decrease)	Increase (Decrease)
Product revenues	$250.6	$263.6	$(13.0)	(5)%
Service revenues	279.9	273.4	6.4	2%
Total revenues	$530.5	$537.0	$(6.5)	(1)%

Our total revenues decreased by $6.5 million as a result of a $13.0 million decrease in product revenues, partially offset by a $6.4 million increase in service revenues. The product revenue decrease was driven primarily by decreases of $9.8 million in our commercial networks segment and $3.2 million in our government systems segment. The service revenue increase was primarily due to increases of $5.2 million in our satellite services segment and $3.3 million in our government systems segment, partially offset by a decrease of $2.1 million in our commercial networks segment.

Cost of revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2020	June 30, 2019	Increase (Decrease)	Increase (Decrease)
Cost of product revenues	$187.9	$196.9	$(9.0)	(5)%
Cost of service revenues	197.7	187.5	10.2	5%
Total cost of revenues	$385.6	$384.5	$1.1	—%

The slight increase in cost of revenues compared to the prior year period was due to an increase of $10.2 million in cost of service revenues, partially offset by a decrease of $9.0 million in cost of product revenues. The cost of service revenue increase partially related to lower margins in our satellite services segment, driven by the negative impact of the COVID-19 pandemic on our in-flight services business in the first quarter of fiscal year 2021, as well as an increase in costs related to our investments in emerging global broadband businesses in our satellite services segment. The increase in cost of service revenues was also due to increased revenues, mainly from our satellite services segment, causing a $4.4 million increase in cost of service revenues on a constant margin basis. The cost of product revenue decrease was primarily related to decreased revenues, primarily in our commercial networks segment, causing a $9.7 million decrease in cost of product revenues on a constant margin basis.

Selling, general and administrative expenses

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2020	June 30, 2019	Increase (Decrease)	Increase (Decrease)
Selling, general and administrative	$121.0	$125.1	$(4.1)	(3)%

The $4.1 million decrease in selling, general and administrative (SG&A) expenses was driven by a decrease of $2.9 million in selling costs, primarily in our satellite services segment, and a decrease in bid and proposal costs of $2.5 million, primarily in our government systems segment. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2020	June 30, 2019	Increase (Decrease)	Increase (Decrease)
Independent research and development	$27.6	$33.5	$(5.8)	(17)%

The $5.8 million decrease in IR&D expenses was mainly the result of a decrease of $4.5 million in IR&D efforts in our commercial networks segment (primarily related to a decrease in IR&D expenses related to next-generation satellite payload technologies) and a decrease of $1.3 million in our government systems segment (primarily related to a decrease in expenses related to development of next-generation dual band mobility solutions).

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to ten years. The insignificant decrease in amortization of acquired intangible assets in the first quarter of fiscal year 2021 compared to the prior year period was primarily the result of certain acquired intangibles in our satellite services segment becoming fully amortized during the prior fiscal year. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the three months ended June 30, 2020	$1,558

Expected for the remainder of fiscal year 2021	$3,617
Expected for fiscal year 2022	3,297
Expected for fiscal year 2023	2,993
Expected for fiscal year 2024	2,472
Expected for fiscal year 2025	662
Thereafter	—
$13,041

Interest income

The slight decrease in interest income for the three months ended June 30, 2020 compared to the prior year period was the result of lower average invested cash balances during the first quarter of fiscal year 2021 compared to the prior year period.

Interest expense

The $1.7 million decrease in interest expense for the three months ended June 30, 2020 compared to the prior year period was primarily due to an increase in the amount of interest capitalized during the first quarter of fiscal year 2021 compared to the prior year period, partially offset by higher outstanding borrowings under our Revolving Credit Facility (which outstanding borrowings were repaid prior to June 30, 2020 with proceeds from the issuance of our 6.500% Senior Notes due 2028 (the 2028 Notes) in June 2020).

Income taxes

For the three months ended June 30, 2020, we recorded an income tax benefit of $5.7 million, resulting in an effective tax benefit rate of 39%. For the three months ended June 30, 2019, we recorded an income tax benefit of $7.2 million, resulting in an effective tax benefit rate of 39%. The effective tax rates for the periods differed from the U.S. statutory rate due primarily to the benefit of federal and state R&D tax credits.

Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate cannot be made, we compute our provision for income taxes using the actual effective tax rate (discrete method) for the year-to-date period. Our effective tax rate is highly influenced by the amount of our R&D tax credits. A small change in estimated annual pretax income (loss) can produce a significant variance in the annual effective tax rate given our expected amount of R&D tax credits. This variability provides an unreliable estimate of the annual effective tax rate. As a result, and in accordance with the authoritative guidance for accounting for income taxes in interim periods, we have computed our provisions for income taxes for the three months ended June 30, 2020 and June 30, 2019, respectively, by applying the actual effective tax rates to the year-to-date losses for the three-month periods.

Segment Results for the Three Months Ended June 30, 2020 vs. Three Months Ended June 30, 2019

Satellite services segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2020	June 30, 2019	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$—	$—	$—	—%
Segment service revenues	202.0	196.8	5.2	3%
Total segment revenues	$202.0	$196.8	$5.2	3%

Our satellite services segment revenues increased by $5.2 million due to an increase in service revenues. The increase in service revenues was primarily driven by the expansion of our fixed broadband services and higher ARPU when compared to the prior year period, partially offset by a decrease in our IFC services. Since mid-March 2020, we have experienced an uptick in demand for our fixed broadband services as a result of the COVID-19 pandemic, and we are currently participating in certain federal and state programs to ensure our residential and small business customers have access to connectivity during the pandemic. Total subscribers at June 30, 2020 were approximately 599,000 (excluding subscribers whose service would have ordinarily been terminated in the absence of the federal FCC Pledge and similar state programs we are currently participating in related to the COVID-19 pandemic) compared to 587,000 subscribers at June 30, 2019. The increase in ARPU reflected a higher mix of new and existing subscribers choosing Viasat’s premium highest speed plans. The in-flight service revenue decrease was driven primarily by a 45% decrease in the number of commercial aircraft using in-flight services through our IFC systems as of quarter end as a result of the COVID-19 pandemic. In addition, our first quarter fiscal year 2021 in-flight service revenues were also impacted by reduced passenger air traffic and lower capacity on active installed aircraft as a result of the COVID-19 pandemic. Our in-flight services business began to be negatively impacted by the COVID-19 pandemic in the fourth quarter of fiscal year 2020 with continued impact throughout the first quarter of fiscal year 2021. We expect this negative impact to continue through the remainder of fiscal year 2021 and potentially beyond due to the severe decline in global air traffic and the associated grounding of installed aircraft, but to lessen over time with increases in passenger air traffic.

Segment operating loss

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2020	June 30, 2019	(Increase) Decrease	(Increase) Decrease
Segment operating loss	$(1.9)	$(2.1)	$0.2	10%
Percentage of segment revenues	(1)%	(1)%

Our satellite services segment operating loss was relatively flat year-over-year. The slight decrease in operating loss was driven primarily by increased revenues and improved margins from our fixed broadband services, and lower support and selling costs. This was partially offset by lower margins resulting from the negative impact of the COVID-19 pandemic on our in-flight services business and an increase in costs related to our investments in emerging global broadband businesses.

Commercial networks segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2020	June 30, 2019	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$55.1	$64.9	$(9.8)	(15)%
Segment service revenues	12.0	14.1	(2.1)	(15)%
Total segment revenues	$67.2	$79.0	$(11.9)	(15)%

Our commercial networks segment revenues decreased by $11.9 million, primarily due to a $9.8 million decrease in product revenues and a $2.1 million decrease in service revenues. The decrease in product revenues was primarily due to a decrease of $16.3 million in mobile broadband satellite communication systems products due to decreased IFC terminal deliveries resulting from the severe decline in global air traffic and resulting downturn in the commercial aviation market as a result of the COVID-19 pandemic, partially offset by an increase of $10.3 million in antenna systems products. The decrease in service revenues was primarily driven by a decrease in mobile broadband satellite communication systems services.

Segment operating loss

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2020	June 30, 2019	(Increase) Decrease	Increase (Decrease)
Segment operating loss	$(51.4)	$(49.9)	$(1.5)	3%
Percentage of segment revenues	(77)%	(63)%

Our commercial networks segment operating loss was relatively flat year-over-year. The slight increase in operating loss was driven primarily by lower earnings contributions of $6.8 million, primarily due to a decrease in revenues of our mobile broadband satellite communication systems products. The decrease in earnings contributions was partially offset by a $4.5 million decrease in IR&D expenses (primarily related to next-generation satellite payload technologies).

Government systems segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2020	June 30, 2019	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$195.5	$198.7	$(3.2)	(2)%
Segment service revenues	65.8	62.5	3.3	5%
Total segment revenues	$261.3	$261.2	$0.1	—%

The slight increase in our government systems segment revenues was due to an increase of $3.3 million in service revenues offset by a decrease of $3.2 million in product revenues. The service revenue increase was primarily due to a $1.4 million increase in government mobile broadband services and a $1.1 million increase in tactical data link services. The product revenue decrease was due to a $10.3 million decrease in government mobile broadband products and a $9.0 million decrease in government satellite communication systems products, partially offset by a $9.6 million increase in tactical satcom radio products and a $7.3 million increase in tactical data link systems products.

Segment operating profit

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2020	June 30, 2019	Increase (Decrease)	Increase (Decrease)
Segment operating profit	$49.5	$45.9	$3.6	8%
Percentage of segment revenues	19%	18%

The $3.6 million increase in our government systems segment operating profit was primarily due to higher earnings contributions of $2.0 million, primarily due to an increase in revenues and improved margins from our tactical satcom radio products. The increase was also driven by lower IR&D costs of $1.3 million (primarily related to development of next-generation dual band mobility solutions).

Backlog

As reflected in the table below, our overall firm and funded backlog increased during the first three months of fiscal year 2021.

	As of June 30, 2020	As of March 31, 2020
	(In millions)
Firm backlog
Satellite services segment	$644.8	$611.3
Commercial networks segment	546.7	408.1
Government systems segment	923.1	851.3
Total	$2,114.6	$1,870.7
Funded backlog
Satellite services segment	$644.8	$611.3
Commercial networks segment	535.1	408.1
Government systems segment	827.4	858.7
Total	$2,007.3	$1,878.1

The firm backlog does not include contract options. Of the $2.1 billion in firm backlog, a little over half is expected to be delivered during the next twelve months, with the balance delivered thereafter. We include in our backlog only those orders for which we have accepted purchase orders, and not anticipated purchase orders and requests. In our satellite services segment, our backlog includes fixed broadband service revenues under our subscriber agreements, but does not include future recurring IFC service revenues under our agreements with commercial airlines. As of June 30, 2020, we had our IFC systems installed and in service on approximately 1,390 commercial aircraft, of which, due to impacts of the COVID-19 pandemic, approximately 630 were inactive at quarter end. We expect the negative impact on our IFC business from the pandemic to continue through the remainder of fiscal year 2021 and potentially beyond due to the severe decline in global air traffic and associated grounding of installed aircraft, but to lessen over time with increases in passenger air traffic. We anticipate our IFC services will be activated on approximately 750 additional commercial aircraft under existing customer agreements with commercial airlines. However, the timing of installation and entry into service of IFC systems on additional aircraft under existing customer agreements may be delayed as a result of the impact of the COVID-19 pandemic on the global airline industry. Accordingly, there can be no assurance that all anticipated purchase orders and requests will be placed or that anticipated IFC services will be activated.

Our total new awards exclude future revenue under recurring consumer commitment arrangements and were approximately $736.9 million and $505.8 million for the three months ended June 30, 2020 and 2019, respectively.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing, export credit agency financing and equity financing. At June 30, 2020, we had $232.4 million in cash and cash equivalents, $356.3 million in working capital, no outstanding borrowings and borrowing availability of $668.7 million under our Revolving Credit Facility. Subsequent to fiscal quarter end, on July 23, 2020, we issued and sold an aggregate of 4,474,559 shares of our common stock at a purchase price of $39.11 per share to certain accredited investors in a private placement transaction exempt from registration under the Securities Act of 1933, as amended, resulting in aggregate gross proceeds of approximately $175.0 million. At March 31, 2020, we had $304.3 million in cash and cash equivalents, $441.1 million in working capital, and $390.0 million in principal amount of outstanding borrowings and borrowing availability of $292.7 million under our Revolving Credit Facility. We invest our cash in excess of current operating requirements in short-term, highly liquid bank money market accounts.

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

To date, COVID-19 has not had a significant impact on our liquidity, cash flows or capital resources. However, we have taken measures to mitigate the impact of COVID-19 on our business and financial position, including deferring certain capital expenditures, reducing discretionary expenditures and undertaking cost-reduction actions. Given our current cash position, outlook for funds generated from operations, borrowing availability under our Revolving Credit Facility of $668.7 million, cash needs and debt structure, we have not experienced to date, and do not expect to experience, any material issues with liquidity. Although we can give no assurances concerning our future liquidity, we believe that our current cash balances and net cash expected to be provided by operating activities along with availability under our Revolving Credit Facility will be sufficient to meet our anticipated operating requirements for at least the next 12 months.

Cash flows

Cash provided by operating activities for the first three months of fiscal year 2021 was $156.9 million compared to $46.5 million in the prior year period. This $110.4 million increase was primarily driven by a $106.4 million year-over-year decrease in cash used to fund net operating assets. When compared to the prior year period, the decrease in cash used to fund net operating assets during the first three months of fiscal year 2021 was primarily due to an increase in cash inflows year-over-year from combined billed and unbilled accounts receivable, net, attributable to the timing of contractual milestones for certain larger development programs in our government systems segment and due to lower cash outflows year-over-year from lower prepaid expenses payments. The increase in cash was also driven by our operating results (net loss adjusted for depreciation, amortization and other non-cash charges) which resulted in $4.0 million of higher cash provided by operating activities year-over-year.

Cash used in investing activities for the first three months of fiscal year 2021 was $229.3 million compared to $185.8 million in the prior year period. This $43.5 million increase in cash used in investing activities year-over-year reflects an increase of $39.5 million in cash used for satellite construction.

Cash provided by financing activities for the first three months of fiscal year 2021 was an insignificant amount compared to $7.5 million for the prior year period. Cash provided by financing activities for the first quarter of fiscal year 2021 included the receipt of $400.0 million in gross proceeds from the issuance and sale of our 2028 Notes and payments on borrowings under our Revolving Credit Facility of $390.0 million. Cash provided by financing activities for both periods included cash received from employee stock purchase plan purchases, and for the first quarter of fiscal year 2020 also included cash received from stock option exercises, which combined were $15.2 million lower in the current year period when compared to the prior year period. Both periods also included the repurchase of common stock related to net share settlement of certain employee tax liabilities in connection with the vesting of restricted stock unit awards.

Satellite-related activities

In connection with the development of any new generation satellite design, and the launch of any new satellite and the commencement of the related service, we expect to incur additional operating costs that negatively impact our financial results. For example, when ViaSat-2 was placed in service in the fourth quarter of fiscal year 2018, this resulted in additional operating costs in our satellite services segment during the ramp-up period prior to service launch and in the fiscal year following service launch. These increased operating costs included depreciation, amortization of capitalized software development, earth station connectivity, marketing and advertising costs, logistics, customer care and various support systems. In addition, interest expense increased during fiscal year 2019 as we no longer capitalized the interest expense relating to the debt incurred for the construction of ViaSat-2 and the related gateway and networking equipment once the satellite was in service. However, as the services we provide using the new satellite continue to scale, we expect to continue to expand the revenue base for our broadband services and gain operating cost efficiencies, which together we expect will yield incremental segment earnings contributions, partially offset by investments associated with our global business and emerging markets growth. However, there can be no assurance that we will be successful in significantly increasing revenues or achieving operating profit in our satellite services segment. We anticipate that we will incur a similar cycle of increased operating costs as we prepare for and launch commercial services on future satellites, including our ViaSat-3 constellation, followed by increases in revenue base and in scale.

Our first two ViaSat-3 class satellites, which are expected to cover the Americas and the EMEA region, respectively, entered the phase of full construction during the second half of fiscal year 2018. In July 2019, we entered into an agreement with The Boeing Company for the construction and purchase of a third ViaSat-3 class satellite and the integration of our payload technologies into the satellite. This satellite is expected to cover the Asia and Pacific region. We expect our ViaSat-3 constellation, once in service, to provide a substantial amount of capacity and to enable us to deliver affordable connectivity across most of the world. While we are making good progress on our ViaSat-3 constellation, we are seeing certain personnel impacts from COVID-19 affecting both our and contract manufacturer personnel, subcontractors, and other third-party service providers. Increases in the severity or frequency of these personnel impacts may adversely affect our targeted launch dates. We believe we have adequate sources of funding for the ViaSat-3 class satellites, which include, but are not limited to, our cash on hand, borrowing capacity and the cash we expect to generate from operations over the next few years. Our total cash funding may be reduced through various third-party agreements, including potential joint service offerings and other strategic partnering arrangements.

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

Revolving Credit Facility

As of June 30, 2020, the Revolving Credit Facility provided a $700.0 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of January 18, 2024. As of June 30, 2020, we had no outstanding borrowings under the Revolving Credit Facility and $31.3 million outstanding under standby letters of credit, leaving borrowing availability under the Revolving Credit Facility as of June 30, 2020 of $668.7 million.

Borrowings under the Revolving Credit Facility bear interest, at our option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on our total leverage ratio. The Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of Viasat (as defined in the Revolving Credit Facility) and secured by substantially all of our assets. As of June 30, 2020, none of our subsidiaries guaranteed the Revolving Credit Facility.

The Revolving Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Revolving Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.

Ex-Im Credit Facility

The Ex-Im Credit Facility originally provided a $362.4 million senior secured direct loan facility, which was fully drawn. Of the $362.4 million in principal amount of borrowings made under the Ex-Im Credit Facility, $321.2 million was used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remaining $41.2 million used to finance the total exposure fees incurred under the Ex-Im Credit Facility (which included all previously accrued completion exposure fees). As of June 30, 2020, we had $108.1 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility.

Borrowings under the Ex-Im Credit Facility bear interest at a fixed rate of 2.38%, payable semi-annually in arrears. The effective interest rate on our outstanding borrowings under the Ex-Im Credit Facility, which takes into account timing and amount of borrowings and payments, exposure fees, debt issuance costs and other fees, is 4.54%. Borrowings under the Ex-Im Credit Facility are required to be repaid in 16 semi-annual principal installments, which commenced on April 15, 2018, with a maturity date of October 15, 2025. Pursuant to the terms of the Ex-Im Credit Facility, certain insurance proceeds related to the ViaSat-2 satellite must be used to pay down outstanding borrowings under the Ex-Im Credit Facility upon receipt. During fiscal years 2019 and 2020, we received an aggregate of $188.0 million of insurance proceeds related to the ViaSat-2 satellite, all of which were used to pay down outstanding borrowings under the Ex-Im Credit Facility upon receipt. The Ex-Im Credit Facility is guaranteed by Viasat and is secured by first-priority liens on the ViaSat-2 satellite and related assets as well as a pledge of the capital stock of the borrower under the facility.

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

Senior Notes

Senior Notes due 2028

In June 2020, we issued $400.0 million in principal amount of 2028 Notes in a private placement to institutional buyers. The 2028 Notes were issued at face value and are recorded as long-term debt, net of debt issuance costs, in our condensed consolidated financial statements. The 2028 Notes bear interest at the rate of 6.500% per year, payable semi-annually in cash in arrears, which interest payments will commence in January 2021. Debt issuance costs associated with the issuance of the 2028 Notes are amortized to interest expense on a straight-line basis over the term of the 2028 Notes, the results of which are not materially different from the effective interest rate basis.

The 2028 Notes are required to be guaranteed on an unsecured senior basis by each of our existing and future subsidiaries that guarantees the Revolving Credit Facility. As of June 30, 2020, none of our subsidiaries guaranteed the 2028 Notes. The 2028 Notes are our general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated debt. The 2028 Notes are effectively junior in right of payment to our existing and future secured debt, including under the Revolving Credit Facility and the Ex-Im Credit Facility (collectively, our Credit Facilities) and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that do not guarantee the 2028 Notes, and are senior in right of payment to all of our existing and future subordinated indebtedness.

The indenture governing the 2028 Notes limits, among other things, our and our restricted subsidiaries’ ability to: incur, assume or guarantee additional debt; issue redeemable stock and preferred stock; pay dividends, make distributions or redeem or repurchase capital stock; prepay, redeem or repurchase subordinated debt; make loans and investments; grant or incur liens; restrict dividends, loans or asset transfers from restricted subsidiaries; sell or otherwise dispose of assets; enter into transactions with affiliates; reduce our satellite insurance; and consolidate or merge with, or sell substantially all of our assets to, another person.

Prior to July 15, 2023, we may redeem up to 40% of the 2028 Notes at a redemption price of 106.500% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the redemption date, from the net cash proceeds of specified equity offerings. We may also redeem the 2028 Notes prior to July 15, 2023, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest, if any, thereon to the redemption date. The applicable premium is calculated as the greater of: (i) 1.0% of the principal amount of such 2028 Notes and (ii) the excess, if any, of (a) the present value at such date of redemption of (1) the redemption price of such 2028 Notes on July 15, 2023 plus (2) all required interest payments due on such 2028 Notes through July 15, 2023 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the treasury rate (as defined under the indenture governing the 2028 Notes) plus 50 basis points, over (b) the then-outstanding principal amount of such 2028 Notes. The 2028 Notes may be redeemed, in whole or in part, at any time during the 12 months beginning on July 15, 2023 at a redemption price of 103.250%, during the 12 months beginning on July 15, 2024 at a redemption price of 101.625%, and at any time on or after July 15, 2025 at a redemption price of 100%, in each case plus accrued and unpaid interest, if any, thereon to the redemption date.

In the event a change of control triggering event occurs (as defined in the indenture governing the 2028 Notes), each holder will have the right to require us to repurchase all or any part of such holder’s 2028 Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the 2028 Notes repurchased, plus accrued and unpaid interest, if any, to the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

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

The 2027 Notes are required to be guaranteed on a senior secured basis by each of our existing and future subsidiaries that guarantees the Revolving Credit Facility. As of June 30, 2020, none of our subsidiaries guaranteed the 2027 Notes. The 2027 Notes are secured, equally and ratably with the Revolving Credit Facility and any future parity lien debt, by liens on substantially all of our assets.

The 2027 Notes are our general senior secured obligations and rank equally in right of payment with all of our existing and future unsubordinated debt. The 2027 Notes are effectively senior to all of our existing and future unsecured debt (including our 5.625% Senior Notes due 2025 (the 2025 Notes) and the 2028 Notes) as well as to all of any permitted junior lien debt that may be incurred in the future, in each case to the extent of the value of the assets securing the 2027 Notes. The 2027 Notes are effectively subordinated to any obligations that are secured by liens on assets that do not constitute a part of the collateral securing the 2027 Notes, are structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that do not guarantee the 2027 Notes (including obligations of the borrower under the Ex-Im Credit Facility), and are senior in right of payment to all of our existing and future subordinated indebtedness.

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

The 2025 Notes are required to be guaranteed on an unsecured senior basis by each of our existing and future subsidiaries that guarantees the Revolving Credit Facility. As of June 30, 2020, none of our subsidiaries guaranteed the 2025 Notes. The 2025 Notes are our general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated debt. The 2025 Notes are effectively junior in right of payment to our existing and future secured debt, including under our Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that do not guarantee the 2025 Notes, and are senior in right of payment to all of our existing and future subordinated indebtedness.

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

Contractual Obligations

The following table sets forth a summary of our obligations at June 30, 2020:

		For the Remainder of Fiscal Year	For the Fiscal Years Ending
(In thousands, including interest where applicable)	Total	2021	2022-2023	2024-2025	Thereafter
Operating leases	$480,762	$46,913	$127,991	$117,807	$188,051
Finance leases	72,900	9,900	24,000	24,000	15,000
2028 Notes	609,517	14,517	52,000	52,000	491,000
2027 Notes	836,250	16,875	67,500	67,500	684,375
2025 Notes	916,563	39,375	78,750	78,750	719,688
Revolving Credit Facility	—	—	—	—	—
Ex-Im Credit Facility	115,809	11,116	43,279	41,411	20,003
Satellite performance incentives	36,049	4,070	9,805	10,756	11,418
Purchase commitments including satellite-related agreements	1,779,041	847,999	829,474	74,226	27,342
Total	$4,846,891	$990,765	$1,232,799	$466,450	$2,156,877

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

Our condensed consolidated balance sheets included $142.5 million and $120.9 million of “other liabilities” as of June 30, 2020 and March 31, 2020, respectively, which primarily consisted of the long-term portion of deferred revenues, the long-term portion of our satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites and our long-term warranty obligations. With the exception of the long-term portion of our satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites (which is included under “Satellite performance incentives”), these remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 12 — Commitments to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2020 for additional information regarding satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites. See Note 8 — Product Warranty to our condensed consolidated financial statements for a discussion of our product warranties.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at June 30, 2020 as defined in Regulation S-K Item 303(a)(4) other than as discussed under “Contractual Obligations” above or disclosed in the notes to our condensed consolidated financial statements included in this report or in our Annual Report on Form 10-K for the year ended March 31, 2020.

Recent Authoritative Guidance

For information regarding recently adopted and issued accounting pronouncements, see Note 1 — Basis of Presentation to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, short-term and long-term obligations, including the Credit Facilities, the 2025 Notes, the 2027 Notes and the 2028 Notes, and foreign currency forward contracts. We consider investments in highly liquid instruments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. As of June 30, 2020, we had no outstanding borrowings under our Revolving Credit Facility, $108.1 million in principal amount of outstanding borrowings under our Ex-Im Credit Facility, $700.0 million in aggregate principal amount outstanding of the 2025 Notes, $600.0 million in aggregate principal amount outstanding of the 2027 Notes and $400.0 million in aggregate principal amount outstanding of the 2028 Notes, and we held no short-term investments. Our 2025 Notes, 2027 Notes, 2028 Notes and borrowings under our Ex-Im Credit Facility bear interest at a fixed rate and therefore our exposure to market risk for changes in interest rates relates primarily to borrowings under our Revolving Credit Facility, cash equivalents, short-term investments and short-term obligations.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain a significant amount of our cash balance in money market accounts. In general, money market accounts are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our cash and cash equivalents earn interest at variable rates. Our interest income has been and may continue to be negatively impacted by low market interest rates. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. If the underlying weighted average interest rate on our cash and cash equivalents, assuming balances remain constant over a year, changed by 50 basis points, interest income would have increased or decreased by an insignificant amount for the three months ended June 30, 2020 and 2019. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material.

Our primary interest rate under the Revolving Credit Facility is the Eurodollar rate plus an applicable margin that is based on our total leverage ratio. Under the Revolving Credit Facility, the effective interest rate as of June 30, 2020 that would have been applied to any new Eurodollar-based borrowings under the Revolving Credit Facility was approximately 2.30%. As of June 30, 2020, we had no outstanding borrowings under our Revolving Credit Facility. Accordingly, assuming the outstanding balance remained constant over a year, changes in interest rates applicable to our Revolving Credit Facility would have no effect on our interest incurred or cash flow.

Foreign Exchange Risk

We generally conduct our business in U.S. dollars. However, as our international business is conducted in a variety of foreign currencies, we are exposed to fluctuations in foreign currency exchange rates. Our investment in Euro Broadband Infrastructure Sàrl during the fourth quarter of fiscal year 2017, which is denominated in Euros, increases our exposure to foreign currency risk. A five percent variance in foreign currencies in which our international business is conducted would change our loss before income taxes by an insignificant amount for the three months ended June 30, 2020 and 2019. Our objective in managing our exposure to foreign currency risk is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, from time to time, we may enter into foreign currency forward contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

As of June 30, 2020 and March 31, 2020, we had no foreign currency forward contracts outstanding.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2020, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2020.

During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in a variety of claims, suits, investigations and proceedings arising in the ordinary course of business, including government investigations and claims, and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters. Such matters could result in fines; penalties, compensatory, treble or other damages; or non-monetary relief. A violation of government contract laws and regulations could also result in the termination of our government contracts or debarment from bidding on future government contracts. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of our current pending matters will not have a material adverse effect on our business, financial condition, results of operations or liquidity. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our business, financial condition, results of operations or liquidity in a particular period. For further information on the risks we face from existing and future claims, suits, investigations and proceedings, see “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, which factors could materially affect our business, financial condition, liquidity or future results. The risks described in our reports on Forms 10-K and 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

4.1	Indenture, dated as of June 24, 2020, between Viasat, Inc. and Wilmington Trust, National Association, as trustee.	8-K	000-21767	4.1	06/24/2020

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.

August 7, 2020	/s/ MARK DANKBERG
Mark Dankberg
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ SHAWN DUFFY
Shawn Duffy
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)