Form 10-Q
period 2020-09-30
VIASAT INC
filed 2020-11-06
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020.

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of October 23, 2020 was 67,532,889.

VIASAT, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of September 30, 2020	As of March 31, 2020
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$350,433	$304,309
Accounts receivable, net	249,581	330,698
Inventories	332,927	294,416
Prepaid expenses and other current assets	108,178	116,281
Total current assets	1,041,119	1,045,704

Property, equipment and satellites, net	2,848,640	2,586,735
Operating lease right-of-use assets	339,770	308,441
Other acquired intangible assets, net	12,030	14,439
Goodwill	121,765	121,197
Other assets	840,072	807,352
Total assets	$5,203,396	$4,883,868
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$169,264	$183,601
Accrued and other liabilities	423,018	391,190
Current portion of long-term debt	32,301	29,788
Total current liabilities	624,583	604,579

Senior notes	1,681,773	1,285,497
Other long-term debt	132,904	536,166
Non-current operating lease liabilities	313,085	286,550
Other liabilities	143,360	120,934
Total liabilities	2,895,705	2,833,726
Commitments and contingencies (Note 9)
Equity:
Viasat, Inc. stockholders’ equity
Common stock	7	6
Paid-in capital	2,047,525	1,788,456
Retained earnings	234,947	245,373
Accumulated other comprehensive loss	(2,433)	(6,048)
Total Viasat, Inc. stockholders’ equity	2,280,046	2,027,787
Noncontrolling interest in subsidiary	27,645	22,355
Total equity	2,307,691	2,050,142
Total liabilities and equity	$5,203,396	$4,883,868

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(In thousands, except per share data)
Revenues:
Product revenues	$255,980	$306,830	$506,614	$570,445
Service revenues	298,298	285,426	578,152	558,848
Total revenues	554,278	592,256	1,084,766	1,129,293
Operating expenses:
Cost of product revenues	191,890	223,075	379,782	420,015
Cost of service revenues	195,423	187,024	393,100	374,543
Selling, general and administrative	125,451	127,391	246,490	252,523
Independent research and development	27,531	34,314	55,167	67,788
Amortization of acquired intangible assets	1,300	2,027	2,858	4,064
Income from operations	12,683	18,425	7,369	10,360
Other income (expense):
Interest income	128	413	360	1,338
Interest expense	(9,790)	(9,540)	(19,314)	(20,714)
Income (loss) before income taxes	3,021	9,298	(11,585)	(9,016)
Benefit from (provision for) income taxes	687	(2,390)	6,435	4,820
Equity in (loss) income of unconsolidated affiliate, net	(317)	1,154	14	2,521
Net income (loss)	3,391	8,062	(5,136)	(1,675)
Less: net income attributable to noncontrolling interest, net of tax	1,428	4,868	5,290	6,599
Net income (loss) attributable to Viasat, Inc.	$1,963	$3,194	$(10,426)	$(8,274)
Basic net income (loss) per share attributable to Viasat, Inc. common stockholders	$0.03	$0.05	$(0.16)	$(0.14)
Diluted net income (loss) per share attributable to Viasat, Inc. common stockholders	$0.03	$0.05	$(0.16)	$(0.14)
Shares used in computing basic net income (loss) per share	66,576	61,480	64,554	61,200
Shares used in computing diluted net income (loss) per share	67,006	62,761	64,554	61,200
Comprehensive income (loss):
Net income (loss)	$3,391	$8,062	$(5,136)	$(1,675)
Other comprehensive income (loss), net of tax:
Unrealized gain on hedging, net of tax	—	3	—	48
Foreign currency translation adjustments, net of tax	4,418	(1,436)	3,615	(3,720)
Other comprehensive income (loss), net of tax	4,418	(1,433)	3,615	(3,672)
Comprehensive income (loss)	7,809	6,629	(1,521)	(5,347)
Less: comprehensive income attributable to noncontrolling interest, net of tax	1,428	4,868	5,290	6,599
Comprehensive income (loss) attributable to Viasat, Inc.	$6,381	$1,761	$(6,811)	$(11,946)

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	September 30, 2020	September 30, 2019
	(In thousands)
Cash flows from operating activities:
Net loss	$(5,136)	$(1,675)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	157,939	135,144
Amortization of intangible assets	31,675	31,206
Stock-based compensation expense	43,328	42,328
Loss on disposition of fixed assets	17,678	23,566
Other non-cash adjustments	(2,354)	(4,023)
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	73,856	893
Inventories	(38,034)	(34,091)
Other assets	19,513	(6,403)
Accounts payable	(14,481)	5,582
Accrued liabilities	52,510	(2,292)
Other liabilities	(2,972)	(6,943)
Net cash provided by operating activities	333,522	183,292
Cash flows from investing activities:
Purchase of property, equipment and satellites	(426,298)	(329,558)
Cash paid for patents, licenses and other assets	(33,586)	(35,445)
Proceeds from insurance claims on ViaSat-2 satellite	—	2,277
Net cash used in investing activities	(459,884)	(362,726)
Cash flows from financing activities:
Proceeds from debt borrowings	400,000	—
Payments of debt borrowings	(402,940)	(14,821)
Payment of debt issuance costs	(4,882)	(2,479)
Proceeds from issuance of common stock under equity plans	9,206	27,016
Purchase of common stock in treasury (immediately retired) related to tax withholdings for stock-based compensation	(747)	(3,128)
Proceeds from common stock issued in private placement, net of issuance costs	174,749	—
Other financing activities	(3,454)	(1,368)
Net cash provided by financing activities	171,932	5,220
Effect of exchange rate changes on cash	554	(442)
Net increase (decrease) in cash and cash equivalents	46,124	(174,656)
Cash and cash equivalents at beginning of period	304,309	261,701
Cash and cash equivalents at end of period	$350,433	$87,045

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Viasat, Inc. Stockholders
	Common Stock
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total
	(In thousands, except share data)
For the Three Months Ended September 30, 2020
Balance at June 30, 2020	63,026,001	$6	$1,846,827	$232,984	$(6,851)	$26,217	$2,099,183
Common stock issued in private placement, net of issuance costs	4,474,559	1	174,748	—	—	—	174,749
Stock-based compensation	—	—	26,296	—	—	—	26,296
RSU awards vesting, net of shares withheld for taxes which have been retired	32,309	—	(346)	—	—	—	(346)
Net income	—	—	—	1,963	—	1,428	3,391
Other comprehensive income, net of tax	—	—	—	—	4,418	—	4,418
Balance at September 30, 2020	67,532,869	$7	$2,047,525	$234,947	$(2,433)	$27,645	$2,307,691

For the Three Months Ended September 30, 2019
Balance at June 30, 2019	61,276,933	$6	$1,726,009	$234,117	$3,099	$10,061	$1,973,292
Exercise of stock options	42,606	—	2,639	—	—	—	2,639
Stock-based compensation	—	—	24,076	—	—	—	24,076
RSU awards vesting, net of shares withheld for taxes which have been retired	33,021	—	(800)	—	—	—	(800)
Net income	—	—	—	3,194	—	4,868	8,062
Other comprehensive loss, net of tax	—	—	—	—	(1,433)	—	(1,433)
Balance at September 30, 2019	61,352,560	$6	$1,751,924	$237,311	$1,666	$14,929	$2,005,836

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Viasat, Inc. Stockholders
	Common Stock
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total
	(In thousands, except share data)
For the Six Months Ended September 30, 2020
Balance at March 31, 2020	62,147,140	$6	$1,788,456	$245,373	$(6,048)	$22,355	$2,050,142
Issuance of stock under Employee Stock Purchase Plan	282,269	—	9,206	—	—	—	9,206
Common stock issued in private placement, net of issuance costs	4,474,559	1	174,748	—	—	—	174,749
Stock-based compensation	—	—	50,456	—	—	—	50,456
Shares issued in settlement of certain accrued employee compensation liabilities	580,846	—	25,406	—	—	—	25,406
RSU awards vesting, net of shares withheld for taxes which have been retired	48,055	—	(747)	—	—	—	(747)
Net (loss) income	—	—	—	(10,426)	—	5,290	(5,136)
Other comprehensive income, net of tax	—	—	—	—	3,615	—	3,615
Balance at September 30, 2020	67,532,869	$7	$2,047,525	$234,947	$(2,433)	$27,645	$2,307,691

For the Six Months Ended September 30, 2019
Balance at March 31, 2019	60,550,093	$6	$1,656,819	$245,585	$5,338	$8,330	$1,916,078
Exercise of stock options	301,731	—	18,710	—	—	—	18,710
Issuance of stock under Employee Stock Purchase Plan	165,770	—	8,306	—	—	—	8,306
Stock-based compensation	—	—	48,388	—	—	—	48,388
Shares issued in settlement of certain accrued employee compensation liabilities	255,615	—	22,829	—	—	—	22,829
RSU awards vesting, net of shares withheld for taxes which have been retired	79,351	—	(3,128)	—	—	—	(3,128)
Net (loss) income	—	—	—	(8,274)	—	6,599	(1,675)
Other comprehensive loss, net of tax	—	—	—	—	(3,672)	—	(3,672)
Balance at September 30, 2019	61,352,560	$6	$1,751,924	$237,311	$1,666	$14,929	$2,005,836

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation

The accompanying condensed consolidated balance sheet at September 30, 2020, the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended September 30, 2020 and 2019, the condensed consolidated statements of cash flows for the six months ended September 30, 2020 and 2019 and the condensed consolidated statements of equity for the three and six months ended September 30, 2020 and 2019 have been prepared by the management of Viasat, Inc. (also referred to hereafter as the Company or Viasat), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended March 31, 2020 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 31, 2020 included in the Company’s Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

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

On July 23, 2020, the Company issued and sold an aggregate of 4,474,559 shares of the Company’s common stock at a purchase price of $39.11 per share to certain accredited investors in a private placement transaction exempt from registration under the Securities Act of 1933, as amended, resulting in net proceeds of approximately $174.7 million after deducting offering expenses. The Company intends to use the proceeds for general corporate purposes, which may include financing costs related to the purchase, launch and operation of satellites, potential acquisitions, joint ventures and strategic alliances, working capital or capital expenditures.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

Contract costs on U.S. Government contracts are subject to audit and review by the Defense Contracting Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. Government agencies, as well as negotiations with U.S. Government representatives. The Company’s incurred cost audits by the DCAA have not been

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

concluded for fiscal years 2019 or 2020. As of September 30, 2020, the DCAA had completed its incurred cost audit for fiscal years 2004 and 2016 and approved the Company’s incurred costs for those fiscal years, as well as approved the Company’s incurred costs for fiscal years 2005 through 2015, 2017 and 2018 without further audit based on the determination of low risk. Although the Company has recorded contract revenues subsequent to fiscal year 2018 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of September 30, 2020 and March 31, 2020, the Company had $8.3 million and $7.8 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. Government cost reimbursable contracts (see Note 9 — Commitments and Contingencies for more information).

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

Transaction price allocated to remaining performance obligations

The Company’s remaining performance obligations represent the transaction price of firm contracts and orders for which work has not been performed. The Company includes in its remaining performance obligations only those contracts and orders for which it has accepted purchase orders. Remaining performance obligations associated with the Company’s subscribers for fixed consumer and business broadband services in its satellite services segment exclude month-to-month service contracts in accordance with a practical expedient and are estimated using a portfolio approach in which the Company reviews all relevant promotional activities and calculates the remaining performance obligation using the average service component for the portfolio and the average time remaining under the contract. The Company’s future recurring in-flight connectivity service contracts in its satellite services segment do not have minimum service purchase requirements and therefore are not included in the Company’s remaining performance obligations. As of September 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $2.3 billion, of which the Company expects to recognize a little over half over the next twelve months, with the balance recognized thereafter.

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

The following sets forth disaggregated reported revenue by segment and product and services for the three and six months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$66,751	$189,229	$255,980
Service revenues	215,887	12,109	70,302	298,298
Total revenues	$215,887	$78,860	$259,531	$554,278

	Six Months Ended September 30, 2020
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$121,870	$384,744	$506,614
Service revenues	417,871	24,152	136,129	578,152
Total revenues	$417,871	$146,022	$520,873	$1,084,766

	Three Months Ended September 30, 2019
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$74,143	$232,687	$306,830
Service revenues	205,717	13,865	65,844	285,426
Total revenues	$205,717	$88,008	$298,531	$592,256

	Six Months Ended September 30, 2019
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$139,044	$431,401	$570,445
Service revenues	402,532	27,976	128,340	558,848
Total revenues	$402,532	$167,020	$559,741	$1,129,293

Revenues from the U.S. Government as an individual customer comprised approximately 32% and 31% of total revenues for the three and six months ended September 30, 2020, respectively, and approximately 30% of total revenues for both the three and six months ended September 30, 2019, mainly reported within the government systems segment. Revenues from the Company’s commercial customers, mainly reported within the commercial networks and satellite services segments, comprised approximately 68% and 69% of total revenues for the three and six months ended September 30, 2020, respectively, and approximately 70% of total revenues for both the three and six months ended September 30, 2019.

The Company’s satellite services segment revenues are primarily derived from the Company’s fixed broadband services and in-flight services.

Revenues in the Company’s commercial networks and government systems segments are primarily derived from three types of contracts: fixed-price, cost-reimbursement and time-and-materials contracts. Fixed-price contracts (which require the Company to provide products and services under a contract at a specified price) comprised approximately

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

87% and 86% of the Company’s total revenues for these segments for the three and six months ended September 30, 2020, respectively, and approximately 89% and 88% of the Company’s total revenues for these segments for the three and six months ended September 30, 2019, respectively. The remainder of the Company’s revenues in these segments for such periods was derived primarily from cost-reimbursement contracts (under which the Company is reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (under which the Company is reimbursed for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

Historically, a significant portion of the Company’s revenues in its commercial networks and government systems segments has been derived from customer contracts that include the development of products. The development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for the Company’s funded development from its customer contracts were approximately 23% and 25% of its total revenues for the three and six months ended September 30, 2020, respectively, and approximately 22% and 23% of its total revenues for the three and six months ended September 30, 2019, respectively.

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

The following table presents contract assets and liabilities as of September 30, 2020 and March 31, 2020:

	As of September 30, 2020	As of March 31, 2020
	(In thousands)
Unbilled accounts receivable	$72,135	$75,661
Collections in excess of revenues and deferred revenues	169,612	123,019
Deferred revenues, long-term portion	84,923	80,802

Unbilled accounts receivable decreased $3.5 million during the six months ended September 30, 2020, primarily driven by an increase in billings in the Company’s government systems segment.

Collections in excess of revenues and deferred revenues increased $46.6 million during the six months ended September 30, 2020, primarily driven by advances on goods or services received in excess of revenue recognized in the Company’s commercial networks and government systems segments.

During the three and six months ended September 30, 2020, the Company recognized revenue of $17.0 million and $74.6 million, respectively, that was previously included in the Company’s collections in excess of revenues and deferred revenues at March 31, 2020. During the three and six months ended September 30, 2019, the Company recognized revenue of $18.6 million and $71.2 million, respectively, that was previously included in the Company’s collections in excess of revenues and deferred revenues at March 31, 2019.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (ASC 835-20). With respect to the ViaSat-3 class satellites, gateway and networking equipment and other assets under construction, the Company capitalized $20.0 million and $35.9 million of interest expense for the three and six months ended September 30, 2020, respectively, and $13.0 million and $24.3 million for the three and six months ended September 30, 2019, respectively.

The Company owns three satellites in service (ViaSat-2, ViaSat-1 and WildBlue-1) and has lifetime leases of Ka-band capacity on two satellites. The Company also has a global constellation of three third-generation ViaSat-3 class satellites under construction. In addition, the Company owns related earth stations and networking equipment for all of its satellites. The Company procures indoor and outdoor CPE units leased to subscribers under a retail leasing program as part of the Company’s satellite services segment, which are reflected in investing activities and property, equipment and satellites, net in the accompanying condensed consolidated financial statements. The Company depreciates the satellites, earth stations and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites, net, as of September 30, 2020 were $408.7 million and $179.1 million, respectively. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites, net, as of March 31, 2020 were $399.3 million and $165.7 million, respectively.

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

Leases

Lessee accounting

For contracts entered into on or after April 1, 2019, the Company assesses at contract inception whether the contract is, or contains, a lease. Generally, the Company determines that a lease exists when (1) the contract involves the use of a distinct identified asset, (2) the Company obtains the right to substantially all economic benefits from use of the asset, and (3) the Company has the right to direct the use of the asset. A lease is classified as a finance lease when one or more of the following criteria are met: (1) the lease transfers ownership of the asset by the end of the lease term, (2) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (3) the lease term is for a major part of the remaining useful life of the asset, (4) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset or (5) the asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. A lease is classified as an operating lease if it does not meet any of these criteria.

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

Lease payments included in the measurement of lease liabilities consist of (1) fixed lease payments for the noncancelable lease term, (2) fixed lease payments for optional renewal periods where it is reasonably certain the renewal option will be exercised, and (3) variable lease payments that depend on an underlying index or rate, based on the index or rate in effect at lease commencement. Certain of the Company’s real estate lease agreements require variable lease payments that do not depend on an underlying index or rate established at lease commencement. Such payments and changes in payments based on a rate or index are recognized in operating expenses when incurred.

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

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs of $3.4 million and $3.3 million related to patents were included in other assets as of September 30, 2020 and March 31, 2020, respectively. The Company capitalized costs of $48.2 million and $39.5 million related to acquiring and obtaining orbital slots and other licenses included in other assets as of September 30, 2020 and March 31, 2020, respectively. Accumulated amortization related to these assets was $4.0 million and $3.7 million as of

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

September 30, 2020 and March 31, 2020, respectively. Amortization expense related to these assets was an insignificant amount for the three and six months ended September 30, 2020 and 2019. If a patent, orbital slot or other license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During the three and six months ended September 30, 2020 and 2019, the Company did not write off any significant costs due to abandonment or impairment.

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense using the effective interest rate method, or, when the results are not materially different, on a straight-line basis over the expected term of the related debt. During the six months ended September 30, 2020 and 2019, $5.1 million and no debt issuance costs were capitalized, respectively. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in loss on extinguishment of debt in the condensed consolidated statements of operations and comprehensive income (loss). Debt issuance costs related to the Company’s revolving credit facility (the Revolving Credit Facility) are recorded in prepaid expenses and other current assets and in other long-term assets in the condensed consolidated balance sheets in accordance with the authoritative guidance for imputation of interest (ASC 835-30). Debt issuance costs related to the Company’s 5.625% Senior Notes due 2025 (the 2025 Notes), the Company’s 5.625% Senior Secured Notes due 2027 (the 2027 Notes), the Company’s 6.500% Senior Notes due 2028 (the 2028 Notes) and the Ex-Im Credit Facility are recorded as a direct deduction from the carrying amount of the related debt, consistent with debt discounts, in accordance with the authoritative guidance for imputation of interest (ASC 835-30).

Software development

Costs of developing software for sale are charged to independent research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. Capitalized costs, net, of $243.2 million and $242.7 million related to software developed for resale were included in other assets as of September 30, 2020 and March 31, 2020, respectively. The Company capitalized $14.2 million and $28.5 million of costs related to software developed for resale for the three and six months ended September 30, 2020, respectively. The Company capitalized $13.9 million and $23.6 million of costs related to software developed for resale for the three and six months ended September 30, 2019, respectively. Amortization expense for capitalized software development costs was $14.9 million and $28.0 million for the three and six months ended September 30, 2020, respectively, and $13.7 million and $25.7 million for the three and six months ended September 30, 2019, respectively.

Self-insurance liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company has recorded self-insurance liability for its plans of $6.8 million and $6.2 million in accrued and other liabilities in the condensed consolidated balance sheets as of September 30, 2020 and March 31, 2020, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued and other liabilities in accordance with the estimated timing of the projected payments.

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At September 30, 2020 and March 31, 2020, no such amounts were accrued related to the aforementioned provisions.

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

Common stock held in treasury

As of September 30, 2020 and March 31, 2020, the Company had no shares of common stock held in treasury.

During the three months ended September 30, 2020 and 2019, the Company issued 40,676 and 43,290 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. During the six months ended September 30, 2020 and 2019, the Company issued 64,970 and 115,483 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, during the three months ended September 30, 2020 and 2019, the Company repurchased 8,367 and 10,269 shares of common stock, respectively, at cost and with a total value of an insignificant amount. During the six months ended September 30, 2020 and 2019, the Company repurchased 16,915 and 36,132 shares of common stock, respectively, at cost and with a total value of an insignificant amount and $3.1 million, respectively. Although shares withheld for employee withholding taxes are technically not issued, they are treated as common stock repurchases for accounting purposes (with such shares deemed to be repurchased and then immediately retired), as they reduce the number of shares that otherwise would have been issued upon vesting of the restricted stock units. These retired shares remain as authorized stock and are considered to be unissued. The retirement of treasury stock had no impact on the Company’s total consolidated stockholders’ equity.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Stock-based compensation

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award. Expense for restricted stock units and stock options is recognized on a straight-line basis over the employee’s requisite service period. Expense for total shareholder return (TSR) performance stock options that vest is recognized regardless of the actual TSR outcome achieved and is recognized on a graded-vesting basis. The Company accounts for forfeitures as they occur. The Company recognized $22.4 million and $43.3 million of stock-based compensation expense for the three and six months ended September 30, 2020, respectively. The Company recognized $21.1 million and $42.3 million of stock-based compensation expense for the three and six months ended September 30, 2019, respectively.

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

Ordinarily, the Company calculates its provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period. However, when a reliable estimate cannot be made, the Company computes its provision for income taxes using the actual effective tax rate (discrete method) for the year-to-date period. The Company’s effective tax rate is highly influenced by the amount of its research and development (R&D) tax credits. A small change in estimated annual pretax income (loss) can produce a significant variance in the annual effective tax rate given the Company’s expected amount of R&D tax credits. This variability provides an unreliable estimate of the annual effective tax rate. As a result, and in accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company has computed its provision for income taxes for the three and six months ended September 30, 2020 and 2019 by applying the actual effective tax rate to the income (loss) for the three-month and six-month periods.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Recent authoritative guidance

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments — Credit Losses (ASC 326). ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss model). It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to ASC 326, Financial Instruments — Credit Losses (ASC 326), which clarifies that impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to ASC 326, Financial Instruments — Credit Losses, in May 2019, the FASB issued ASU 2019-05, Financial Instruments — Credit Losses (ASC 326) Targeted Relief, in November 2019, the FASB issued ASU 2019-11, Codification Improvements to ASC 326, Financial Instruments — Credit Losses, in February 2020, the FASB issued ASU 2020-02, Financial Instruments — Credit Losses (ASC 326) and Leases (ASC 842) Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to ASU 2016-02, Leases (ASC 842) and in March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments. These recently issued ASUs do not change the core principle of the guidance in ASU 2016-13 but rather are intended to clarify and improve operability of certain topics included within ASU 2016-13. ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11, ASU 2020-02, and ASU 2020-03 have the same effective date and transition requirements as ASU 2016-13. The Company adopted the new guidance in the first quarter of fiscal year 2021 using the modified retrospective approach with application of the model to the Company’s accounts receivables. Under the new standard, the Company is required to recognize estimated credit losses expected to occur over the estimated life or remaining contractual life of an asset using a broader range of information including past events, current conditions and consideration of supportable forecasts about future economic conditions. The adoption of the standard had an insignificant impact on the Company’s consolidated financial statements and disclosures.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides temporary optional guidance to ease the potential accounting burden associated with the transition away from reference rates (such as the London Interbank Offered Rate) that are expected to be discontinued. ASU 2020-04 was effective upon issuance and can be applied for a limited time through December 31, 2022. The Company adopted the guidance upon issuance with no impact to the Company consolidated financial statements and disclosures.

In May 2020, the SEC adopted Amendments to Financial Disclosures about Acquired and Disposed Businesses (the Final Rule). The Final Rule amends SEC rules related to separate financial statements of acquired businesses, and, among other things, revises the income test by adding a revenue component, which is one of the tests used to determine whether a subsidiary of an acquired or disposed business is significant. The Final Rule reduces the anomalous result that registrants with marginal or break-even net income (loss) may be more likely to have subsidiaries deemed significant

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

where they otherwise would not. The Final Rule is effective on January 1, 2021, with early adoption permitted. The Company early adopted the provisions of the Final Rule in the first quarter of fiscal year 2021. The guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (ASC 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 simplifies the accounting for convertible instruments by removing the beneficial conversion and cash conversion accounting models for convertible instruments and removes certain settlement conditions that are required for contracts to qualify for equity classification. This new standard also simplifies the diluted earnings per share calculations by requiring that an entity use the if-converted method for convertible instruments and requires that the effect of potential share settlement be included in diluted earnings per share calculations when an instrument may be settled in cash or shares. The new standard requires entities to provide expanded disclosures about the terms and features of convertible instruments, how the instruments have been reported in the entity’s financial statements, and information about events, conditions, and circumstances that can affect how to assess the amount or timing of an entity’s future cash flows related to those instruments. The new standard will become effective for the Company beginning in fiscal year 2023, with early adoption permitted, but no earlier than fiscal year 2022. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2 — Composition of Certain Balance Sheet Captions

	As of September 30, 2020	As of March 31, 2020
	(In thousands)
Accounts receivable, net:
Billed	$185,907	$260,431
Unbilled	72,135	75,661
Allowance for doubtful accounts	(8,461)	(5,394)
	$249,581	$330,698
Inventories:
Raw materials	$89,799	$83,353
Work in process	66,586	59,429
Finished goods	176,542	151,634
	$332,927	$294,416
Prepaid expenses and other current assets:
Prepaid expenses	$83,094	$84,872
Other	25,084	31,409
	$108,178	$116,281
Property, equipment and satellites, net:
Equipment and software (estimated useful life of 3-7 years)	$1,392,503	$1,229,926
CPE leased equipment (estimated useful life of 4-5 years)	408,732	399,343
Furniture and fixtures (estimated useful life of 7 years)	56,002	54,688
Leasehold improvements (estimated useful life of 2-17 years)	147,752	137,287
Building (estimated useful life of 12 years)	8,923	8,923
Land	2,291	2,291
Construction in progress	195,310	220,703
Satellites (estimated useful life of 12-17 years)	969,952	969,952
Satellite Ka-band capacity obtained under finance leases (estimated useful life of 7-11 years)	171,603	171,801
Satellites under construction	1,145,890	906,720
	4,498,958	4,101,634
Less: accumulated depreciation and amortization	(1,650,318)	(1,514,899)
	$2,848,640	$2,586,735
Other acquired intangible assets, net:
Technology (weighted average useful life of 6 years)	$90,481	$89,228
Contracts and customer relationships (weighted average useful life of 7 years)	103,417	103,114
Satellite co-location rights (weighted average useful life of 9 years)	8,600	8,600
Trade name (weighted average useful life of 3 years)	5,940	5,940
Other (weighted average useful life of 8 years)	6,411	6,399
	214,849	213,281
Less: accumulated amortization	(202,819)	(198,842)
	$12,030	$14,439
Other assets:
Investment in unconsolidated affiliate	$162,168	$160,204
Deferred income taxes	287,384	276,331
Capitalized software costs, net	243,195	242,741
Patents, orbital slots and other licenses, net	47,601	39,135
Other	99,724	88,941
	$840,072	$807,352
Accrued and other liabilities:
Collections in excess of revenues and deferred revenues	$169,612	$123,019
Accrued employee compensation	45,756	72,654
Accrued vacation	54,206	48,963
Warranty reserve, current portion	6,528	6,233
Operating lease liabilities	48,319	42,146
Other	98,597	98,175
	$423,018	$391,190
Other liabilities:
Deferred revenues, long-term portion	$84,923	$80,802
Warranty reserve, long-term portion	5,991	5,410
Satellite performance incentive obligations, long-term portion	23,805	24,349
Other	28,641	10,373
	$143,360	$120,934

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

The Company had $5.0 million in cash equivalents (Level 1) and no liabilities measured at fair value on a recurring basis as of September 30, 2020 and March 31, 2020.

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

Long-term debt — The Company’s long-term debt consists of borrowings under its Revolving Credit Facility and Ex-Im Credit Facility (collectively, the Credit Facilities), $700.0 million in aggregate principal amount of 2025 Notes, $600.0 million in aggregate principal amount of 2027 Notes, $400.0 million in aggregate principal amount of 2028 Notes and finance lease obligations reported at the present value of future minimum lease payments with current accrued interest. Long-term debt related to the Revolving Credit Facility is reported at the outstanding principal amount of borrowings, while long-term debt related to the Ex-Im Credit Facility, 2025 Notes, 2027 Notes and 2028 Notes is reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s long-term debt related to the Revolving Credit Facility approximates its carrying amount due to its variable interest rate, which approximates a market interest rate. As of September 30, 2020 and March 31, 2020, the fair value of the Company’s long-term debt related to the Ex-Im Credit Facility was determined based on a discounted cash flow analysis using observable market interest rates for instruments with similar terms (Level 2) and was approximately $111.1 million and $118.1 million, respectively. As of September 30, 2020 and March 31, 2020, the estimated fair value of the Company’s outstanding long-term debt related to the 2025 Notes was determined based on actual or estimated bids and offers for the 2025 Notes in an over-the-counter market (Level 2) and was $686.0 million and $653.6 million, respectively. As of September 30, 2020 and March 31, 2020, the estimated fair value of the Company’s outstanding long-term debt related to the 2027 Notes was determined based on actual or estimated bids and offers for the 2027 Notes in an over-the-counter market (Level 2) and was $616.5 million and $603.2 million, respectively. As of September 30, 2020, the estimated fair value of the Company’s outstanding long-term debt related to the 2028 Notes (which were issued in June 2020) was determined based on actual or estimated bids and offers for the 2028 Notes in an over-the-counter market (Level 2) and was $399.7 million.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Satellite performance incentive obligations — The Company’s contracts with the manufacturers of the ViaSat-1 and ViaSat-2 satellites require the Company to make monthly in-orbit satellite performance incentive payments, including interest, through fiscal year 2027 and fiscal year 2028, respectively, subject to the continued satisfactory performance of the applicable satellites. The Company records the net present value of these expected future payments as a liability and as a component of the cost of the satellites. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentive obligations on a recurring basis. The fair value of the Company’s outstanding satellite performance incentive obligations is estimated to approximate their carrying value based on current rates (Level 2). As of September 30, 2020 and March 31, 2020, the Company’s estimated satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites, including accrued interest, were $28.7 million and $27.4 million, respectively.

Note 4 — Shares Used In Computing Diluted Net Income (Loss) Per Share

	Three Months Ended		Six Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(In thousands)
Weighted average:
Common shares outstanding used in calculating basic net income (loss) per share attributable to Viasat, Inc. common stockholders	66,576	61,480	64,554	61,200
Options to purchase common stock as determined by application of the treasury stock method	—	174	—	—
Restricted stock units to acquire common stock as determined by application of the treasury stock method	132	973	—	—
Potentially issuable shares in connection with certain terms of the ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan	298	134	—	—
Shares used in computing diluted net income (loss) per share attributable to Viasat, Inc. common stockholders	67,006	62,761	64,554	61,200

Antidilutive shares excluded from the calculation for the three months ended September 30, 2020 and 2019 consisted of 1,221,537 and 28,554 shares related to stock options (other than TSR performance stock options), respectively, zero and 1,215,219 shares related to TSR performance stock options, respectively, 2,539,518 and 15,180 shares related to restricted stock units, respectively, and 15,572 and zero shares related to certain terms of the Employee Stock Purchase Plan, respectively.

The weighted average number of shares used to calculate basic and diluted net loss per share attributable to Viasat, Inc. common stockholders is the same for the six months ended September 30, 2020 and 2019, as the Company incurred a net loss attributable to Viasat, Inc. common stockholders for such periods and inclusion of potentially dilutive weighted average shares of common stock would be antidilutive. Potentially dilutive weighted average shares excluded from the calculation for the six months ended September 31, 2020 consisted of 1,223,375 shares related to stock options (other than TSR performance stock options), zero shares related to TSR performance stock options, 2,623,634 shares related to restricted stock units and 416,650 shares related to certain terms of the ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan. Potentially dilutive weighted average shares excluded from the calculation for the six months ended September 31, 2019 consisted of 251,961 shares related to stock options (other than TSR performance stock options), 653,725 shares related to TSR performance stock options, 990,984 shares related to restricted stock units, and 209,765 shares related to certain terms of the ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 5 — Goodwill and Acquired Intangible Assets

During the six months ended September 30, 2020, the increase in the Company’s goodwill related to the effects of foreign currency translation recorded within all three of the Company’s segments. During the six months ended September 30, 2019, the decrease in the Company’s goodwill related to the effects of foreign currency translation recorded within all three of the Company’s segments.

Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of two to ten years. Amortization expense related to other acquired intangible assets was $1.3 million and $2.0 million for the three months ended September 30, 2020 and 2019, respectively, and $2.9 million and $4.1 million for the six months ended September 30, 2020 and 2019, respectively.

The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of international businesses acquired. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the six months ended September 30, 2020	$2,858

Expected for the remainder of fiscal year 2021	$2,412
Expected for fiscal year 2022	3,297
Expected for fiscal year 2023	2,993
Expected for fiscal year 2024	2,472
Expected for fiscal year 2025	856
Thereafter	—
$12,030

Note 6 – Leases

The Company’s operating leases consist primarily of leases for office space, data centers and satellite ground facilities and have remaining terms from less than one year to twelve years, some of which include renewal options, and some of which include options to terminate the leases within one year. Certain earth station leases have renewal terms that have been deemed to be reasonably certain to be exercised and as such have been recognized as part of the Company’s right-of-use assets and lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company recognized right-of-use assets and lease liabilities for such leases in connection with its adoption of ASC 842 as of April 1, 2019 (see Note 1 — Basis of Presentation — Leases for more information). The Company reports operating lease right-of-use assets in operating lease right-of-use assets and the current and non-current portions of its operating lease liabilities in accrued and other liabilities and non-current operating lease liabilities, respectively.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 7 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of September 30, 2020 and March 31, 2020:

	As of September 30, 2020	As of March 31, 2020
	(In thousands)
2028 Notes	$400,000	$—
2027 Notes	600,000	600,000
2025 Notes	700,000	700,000
Revolving Credit Facility	—	390,000
Ex-Im Credit Facility	108,087	117,913
Finance lease obligations (see Note 6)	62,872	64,956
Total debt	1,870,959	1,872,869
Unamortized discount and debt issuance costs	(23,981)	(21,418)
Less: current portion of long-term debt	32,301	29,788
Total long-term debt	$1,814,677	$1,821,663

Revolving Credit Facility

As of September 30, 2020, the Revolving Credit Facility provided a $700.0 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of January 18, 2024. At September 30, 2020, the Company had no outstanding borrowings under the Revolving Credit Facility and $32.5 million outstanding under standby letters of credit, leaving borrowing availability under the Revolving Credit Facility as of September 30, 2020 of $667.5 million.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. The Company has capitalized certain amounts of interest expense on the Revolving Credit Facility in connection with the construction of various assets during the construction period. The Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Revolving Credit Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of September 30, 2020, none of the Company’s subsidiaries guaranteed the Revolving Credit Facility.

The Revolving Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Revolving Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Revolving Credit Facility as of September 30, 2020.

Ex-Im Credit Facility

The Ex-Im Credit Facility originally provided a $362.4 million senior secured direct loan facility, which was fully drawn. Of the $362.4 million in principal amount of borrowings made under the Ex-Im Credit Facility, $321.2 million was used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remaining $41.2 million used to finance the total exposure fees incurred under the Ex-Im Credit Facility (which included all previously accrued completion exposure fees). As of September 30, 2020, the Company had $108.1 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility.

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

The Ex-Im Credit Facility contains financial covenants regarding Viasat’s maximum total leverage ratio and minimum interest coverage ratio. In addition, the Ex-Im Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Ex-Im Credit Facility as of September 30, 2020.

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

The 2028 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of September 30, 2020, none of the Company’s subsidiaries guaranteed the 2028 Notes. The 2028 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2028 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2028 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

The 2027 Notes are required to be guaranteed on a senior secured basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of September 30, 2020, none of the Company’s subsidiaries guaranteed the 2027 Notes. The 2027 Notes are secured, equally and ratably with the Revolving Credit Facility and any future parity lien debt, by liens on substantially all of the Company’s assets.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

The 2025 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of September 30, 2020, none of the Company’s subsidiaries guaranteed the 2025 Notes. The 2025 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2025 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2025 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 8 — Product Warranty

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within 12 months are classified as accrued liabilities and amounts expected to be incurred beyond 12 months are classified as other liabilities in the condensed consolidated financial statements. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, the Company bases its estimates on its experience with the technology involved and the types of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and, in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual during the six months ended September 30, 2020 and 2019:

	Six Months Ended
	September 30, 2020	September 30, 2019
	(In thousands)
Balance, beginning of period	$11,643	$7,584
Change in liability for warranties issued in period	3,423	4,588
Settlements made (in cash or in kind) during the period	(2,547)	(2,455)
Balance, end of period	$12,519	$9,717

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

The Company has contracts with various U.S. Government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. Government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. Government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. Government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal years 2019 or 2020. As of September 30, 2020, the DCAA had completed its incurred cost audit for fiscal years 2004 and 2016 and approved the Company’s incurred costs for those fiscal years, as well as approved the Company’s incurred costs for fiscal years 2005 through 2015, 2017 and 2018 without further audit based on the determination of low risk. Although the Company has recorded contract revenues subsequent to fiscal year 2018 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of September 30, 2020 and March 31, 2020, the Company had $8.3 million and $7.8 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. Government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on the status of the related contracts.

Note 10 — Income Taxes

Ordinarily, the Company calculates its provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period. However, when a reliable estimate cannot be made, the Company computes its provision for income taxes using the actual effective tax rate (discrete method) for the year-to-date period. The Company’s effective tax rate is highly influenced by the amount of its R&D tax credits. A small change in estimated annual pretax income (loss) can produce a significant variance in the annual effective tax rate given the Company’s expected amount of R&D tax credits. This variability provides an unreliable estimate of the annual effective tax rate. As a result, and in accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company has computed its provision for income taxes for the three and six months ended September 30, 2020 and 2019 by applying the actual effective tax rate to the income (loss) for the three-month and six-month periods.

For the three and six months ended September 30, 2020, the Company recorded an income tax benefit of an insignificant amount and $6.4 million, respectively, resulting in effective tax benefit rates of negative 23% and positive 56%, respectively. The effective tax rates for the periods differed from the U.S. statutory rate due primarily to the benefit of federal and state R&D tax credits.

For the three and six months ended September 30, 2019, the Company recorded an income tax provision of $2.4 million and an income tax benefit of $4.8 million, respectively, resulting in an effective tax rate of 26% and an effective tax benefit rate of 53%, respectively. The effective tax rates for the periods differed from the U.S. statutory rate due primarily to the benefit of federal and state R&D tax credits.

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

For the three and six months ended September 30, 2020, the Company’s gross unrecognized tax benefits increased by $3.7 million and $6.9 million, respectively. In the next 12 months it is reasonably possible that the amount of unrecognized tax benefits will not change significantly.

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company recognizes excess tax benefits or deficiencies on vesting or settlement of awards as an income tax benefit or expense within net income (loss) and the related cash flows classified within operating activities. In accordance with ASU 2016-09, during interim periods, excess tax benefits or deficiencies are recognized in income tax expense as discrete items in the reporting period in which they occur.

Note 11 — Equity Method Investments and Related-Party Transactions

Eutelsat strategic partnering arrangement

In March 2017, the Company acquired a 49% interest in Euro Broadband Infrastructure Sàrl (Euro Infrastructure Co.) for $139.5 million as part of the consummation of the Company’s strategic partnering arrangement with Eutelsat. The Company’s investment in Euro Infrastructure Co. is accounted for under the equity method and the total investment, including basis difference allocated to tangible assets, identifiable intangible assets, deferred income taxes and goodwill, is classified as a single line item, as an investment in unconsolidated affiliate, on the Company’s condensed consolidated balance sheets. Because the underlying net assets in Euro Infrastructure Co. and the related excess carrying value of investment over the proportionate share of net assets are denominated in Euros, foreign currency translation gains or losses impact the recorded value of the Company’s investment. The Company recorded a foreign currency translation gain, net of tax, of approximately $2.9 million and $1.5 million for the three and six months ended September 30, 2020,

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

respectively, in accumulated other comprehensive income (loss). The Company recorded a foreign currency translation gain, net of tax, of approximately $1.7 million and a loss of an insignificant amount for the three and six months ended September 30, 2019, respectively, in accumulated other comprehensive income (loss). The Company records its proportionate share of the results of Euro Infrastructure Co., and any related basis difference amortization expense, within equity in income (loss) of unconsolidated affiliate, net, one quarter in arrears. Accordingly, the Company included its share of the results of Euro Infrastructure Co. for the three and six months ended June 30, 2020 in its condensed consolidated financial statements for the three and six months ended September 30, 2020, respectively, and the Company included its share of the results of Euro Infrastructure Co. for the three and six months ended June 30, 2019 in its condensed consolidated financial statements for the three and six months ended September 30, 2019, respectively. The Company’s investment in Euro Infrastructure Co. is presented at cost of investment plus its accumulated proportional share of income or loss, including amortization of the difference in the historical basis of the Company’s contribution, less any distributions it has received.

The difference between the Company’s carrying value of its investment in Euro Infrastructure Co. and its proportionate share of the net assets of Euro Infrastructure Co. as of September 30, 2020 and March 31, 2020 is summarized as follows:

	As of September 30, 2020	As of March 31, 2020
	(In thousands)
Carrying value of investment in Euro Infrastructure Co.	$162,168	$160,204
Less: proportionate share of net assets of Euro Infrastructure Co.	146,428	144,769
Excess carrying value of investment over proportionate share of net assets	$15,740	$15,435
The excess carrying value has been primarily assigned to:
Goodwill	$22,042	$21,777
Identifiable intangible assets	8,125	8,799
Tangible assets	(15,422)	(16,142)
Deferred income taxes	995	1,001
	$15,740	$15,435

The identifiable intangible assets have useful lives of up to 11 years and a weighted average useful life of approximately ten years, and tangible assets have useful lives of up to 11 years and a weighted average useful life of approximately 11 years. Goodwill is not deductible for tax purposes.

The Company’s share of (loss) income on its investment in Euro Infrastructure Co. was loss of an insignificant amount and income of an insignificant amount for the three and six months ended September 30, 2020, respectively, and income of $1.2 million and $2.5 million for the three and six months ended September 30, 2019, respectively, consisting of the Company’s share of equity in Euro Infrastructure Co.’s (loss) income, including amortization of the difference in the historical basis of the Company’s contribution.

Since acquiring its interest in Euro Infrastructure Co., the Company has recorded $10.7 million in retained earnings of undistributed cumulative earnings in equity interests, net of tax, as of September 30, 2020.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Related-party transactions

Transactions with the equity method investee are considered related-party transactions. The following tables set forth the material related-party transactions entered into between Euro Infrastructure Co. and its subsidiaries, on the one hand, and the Company and its subsidiaries, on the other hand, in the ordinary course of business for the time periods presented:

	Three Months Ended			Six Months Ended
	September 30, 2020		September 30, 2019	September 30, 2020	September 30, 2019
	(In thousands)
Revenue – Euro Infrastructure Co.	$	*	$4,599	$1,424	$8,352
Expense – Euro Infrastructure Co.		4,004	5,708	8,168	8,905
Cash received – Euro Infrastructure Co.		4,820	1,490	8,222	2,352
Cash paid – Euro Infrastructure Co.		4,886	4,462	13,080	7,456

	As of September 30, 2020	As of March 31, 2020
	(In thousands)
Collections in excess of revenues and deferred revenues – Euro Infrastructure Co.	$12,630	$5,832
Accounts payable – Euro Infrastructure Co.	*	5,446

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Segment revenues and operating profits (losses) for the three and six months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended		Six Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(In thousands)
Revenues:
Satellite services
Product	$—	$—	$—	$—
Service	215,887	205,717	417,871	402,532
Total	215,887	205,717	417,871	402,532
Commercial networks
Product	66,751	74,143	121,870	139,044
Service	12,109	13,865	24,152	27,976
Total	78,860	88,008	146,022	167,020
Government systems
Product	189,229	232,687	384,744	431,401
Service	70,302	65,844	136,129	128,340
Total	259,531	298,531	520,873	559,741
Elimination of intersegment revenues	—	—	—	—
Total revenues	$554,278	$592,256	$1,084,766	$1,129,293

Operating profits (losses):
Satellite services	$11,483	$5,118	$9,626	$3,048
Commercial networks	(45,363)	(46,781)	(96,757)	(96,642)
Government systems	47,863	62,115	97,358	108,018
Elimination of intersegment operating profits	—	—	—	—
Segment operating profit before corporate and amortization of acquired intangible assets	13,983	20,452	10,227	14,424
Corporate	—	—	—	—
Amortization of acquired intangible assets	(1,300)	(2,027)	(2,858)	(4,064)
Income from operations	$12,683	$18,425	$7,369	$10,360

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. The Company’s property and equipment, including its satellites, earth stations and other networking equipment, are assigned to corporate assets as they are available for use by the various segments throughout their estimated useful lives. Segment assets as of September 30, 2020 and March 31, 2020 were as follows:

	As of September 30, 2020	As of March 31, 2020
	(In thousands)
Segment assets:
Satellite services	$57,784	$86,252
Commercial networks	183,063	188,269
Government systems	475,122	484,237
Total segment assets	715,969	758,758
Corporate assets	4,487,427	4,125,110
Total assets	$5,203,396	$4,883,868

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Other acquired intangible assets, net and goodwill included in segment assets as of September 30, 2020 and March 31, 2020 were as follows:

	Other Acquired Intangible Assets, Net		Goodwill
	As of September 30, 2020	As of March 31, 2020	As of September 30, 2020	As of March 31, 2020
	(In thousands)
Satellite services	$6,733	$7,368	$13,758	$13,489
Commercial networks	—	257	44,063	43,981
Government systems	5,297	6,814	63,944	63,727
Total	$12,030	$14,439	$121,765	$121,197

Amortization of acquired intangible assets by segment for the three and six months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended		Six Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(In thousands)
Satellite services	$546	$850	$1,055	$1,705
Commercial networks	—	386	257	772
Government systems	754	791	1,546	1,587
Total amortization of acquired intangible assets	$1,300	$2,027	$2,858	$4,064

Revenues by geographic area for the three and six months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended	Six Months Ended
	September 30, 2020	September 30, 2020
	(In thousands)
U.S. customers	$513,015	$1,011,530
Non-U.S. customers (each country individually insignificant)	41,263	73,236
Total revenues	$554,278	$1,084,766

	Three Months Ended	Six Months Ended
	September 30, 2019	September 30, 2019
	(In thousands)
U.S. customers	$536,284	$997,567
Non-U.S. customers (each country individually insignificant)	55,972	131,726
Total revenues	$592,256	$1,129,293

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

Private Placement

On July 23, 2020, we issued and sold an aggregate of 4,474,559 shares of our common stock at a purchase price of $39.11 per share to certain accredited investors in a private placement transaction exempt from registration under the Securities Act of 1933, as amended, resulting in net proceeds of approximately $174.7 million after deducting offering expenses.  We intend to use the proceeds for general corporate purposes, which may include financing costs related to the purchase, launch and operation of satellites, potential acquisitions, joint ventures and strategic alliances, working capital or capital expenditures.

COVID-19

In March 2020, the global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government. The COVID-19 pandemic and attempts to contain it, such as mandatory closures, “shelter-in-place” orders and travel restrictions, have caused significant disruptions and adverse effects on U.S. and global economies, including impacts to supply chains, customer demand and financial markets. We have taken measures to protect the health and safety of our employees and to work with our customers, employees, suppliers, subcontractors, distributors, resellers and communities to address the disruptions from the pandemic. Although our financial results for the three and six months ended September 30, 2020 continued to be impacted by the pandemic, the impact was not material to our financial position, results of operations or cash flows in those periods, with negative impacts particularly in our commercial air business offset by strong performance in other parts of our business. We continue to expect our diversified businesses to provide resiliency for the remainder of fiscal year 2021.

Our government systems segment, which represented 47% and 48% of our total revenues during the three and six months ended September 30, 2020, respectively, continued to perform in line with our expectations. Demand for products and services in our government systems segment remained strong despite the evolving COVID-19 pandemic, although our government business continued to experience some administrative delays on certain contractual vehicles as government customers adjust to the challenges inherent in the remote work environment resulting from the COVID-19 pandemic. As a result, we anticipate that contract awards in our government systems segment in fiscal year 2021 may be more heavily weighted towards the second half of our fiscal year.

Since mid-March 2020, we have experienced an uptick in demand for our fixed broadband services in the United States, with net subscriber additions for our services and increased demand for our premium highest speed plans. We also continue to participate in certain federal and state programs to ensure our residential and small business customers in the United States have access to connectivity during the pandemic. However, the COVID-19 pandemic continues to impact our higher-margin in-flight services business and our mobile broadband satellite communications system business in our satellite services and commercial networks segments, respectively, due to the severe decline in global air traffic and resulting downturn in the commercial aviation market. While current airline traffic is still a fraction of the prior year activity, our in-flight services business improved modestly compared to the quarter ended June 30, 2020 as airline customers began seeing more passengers return to the air and a significant number of previously inactive aircraft returned to service. We expect to continue to see negative impacts on revenues and operating cash flows from our IFC businesses in the second half of fiscal year 2021, but for the effects to continue to lessen over time with increases in passenger air traffic and the return to service of additional currently inactive aircraft. In fiscal year 2020, less than 10% of our total revenues were generated by services and products provided to commercial airlines reported in our satellite services and commercial networks segments.

The extent of the impact of the COVID-19 pandemic on our business in fiscal year 2021 and beyond will depend on many factors, including the duration and scope of the public health emergency, the extent, duration and effectiveness of containment actions taken, the extent of its disruption to important global, regional and local supply chains and economic markets, and the impact of the pandemic on overall supply and demand, global air travel, consumer confidence, discretionary spending levels and levels of economic activity.

Satellite Services

Our satellite services segment uses our proprietary technology platform to provide satellite-based high-speed broadband services around the globe for use in commercial applications. Our proprietary Ka-band satellites are at the core of our technology platform. We own three satellites in service over North America: our second-generation ViaSat-2 satellite (launched in 2017), our first-generation ViaSat-1 satellite (launched in 2011) and the WildBlue-1 satellite (launched in 2007), have lifetime leases of Ka-band capacity on two satellites, jointly own the KA-SAT satellite over Europe, Middle East and Africa (EMEA), and have access to additional Ka-band capacity on partner satellites around the globe through various arrangements with third parties. We also have a global constellation of three third-generation ViaSat-3 class satellites under construction. We expect our ViaSat-3 constellation, once in service, to enable us to deliver affordable connectivity across most of the world. The primary services offered by our satellite services segment are comprised of:

•

Fixed broadband services, which provide consumers and businesses with high-speed, high-quality broadband internet access and Voice over Internet Protocol (VoIP) services, primarily in the United States but also in various countries in Europe and Latin America. As of September 30, 2020, we provided fixed broadband services to approximately 603,000 U.S. subscribers (excluding subscribers whose service would have ordinarily been terminated in the absence of the Federal Communications Commission (FCC) Pledge and similar state programs we are currently participating in to ensure our customers have access to connectivity during the COVID-19 pandemic). For the three months ended September 30, 2020, average revenue per fixed broadband subscriber in the United States (ARPU) was $102.66.

•

In-flight services, which provide industry-leading IFC, wireless in-flight entertainment and aviation software services. As of September 30, 2020, we had our IFC systems installed and in service on approximately 1,390 commercial aircraft, of which, due to impacts of the COVID-19 pandemic approximately 320 were inactive at quarter end. We anticipate our IFC services will be activated on approximately 750 additional commercial aircraft under existing customer agreements with commercial airlines. However, the timing of installation and entry into service for additional aircraft under existing customer agreements may be delayed due to COVID-19 impacts. There can be no assurance that anticipated IFC services will be activated on all such additional commercial aircraft. See the section entitled “COVID-19” above for a discussion of the impact of the COVID-19 pandemic on our in-flight services business.

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

Revenues in our commercial networks and government systems segments are primarily derived from three types of contracts: fixed-price, cost-reimbursement and time-and-materials contracts. Fixed-price contracts (which require us to provide products and services under a contract at a specified price) comprised approximately 87% and 89% of our total revenues for these segments for the three months ended September 30, 2020 and 2019, respectively, and approximately 86% and 88% of our total revenues for these segments for the six months ended September 30, 2020 and 2019, respectively. The remainder of our revenues in these segments for such periods was derived primarily from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

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

Historically, a significant portion of our revenues in our commercial networks and government systems segments has been derived from customer contracts that include the development of products. The development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded development from our customer contracts were approximately 23% and 22% of our total revenues for the three months ended September 30, 2020 and 2019, respectively, and approximately 25% and 23% of our total revenues for the six months ended September 30, 2020 and 2019, respectively.

We also incur independent research and development (IR&D) expenses, which are not directly funded by a third party. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development (R&D) projects. IR&D expenses were approximately 5% and 6% of total revenues during the three months ended September 30, 2020 and 2019, respectively, and approximately 5% and 6% of total revenues during the six months ended September 30, 2020 and 2019, respectively. As a government contractor, we are able to recover a portion of our IR&D expenses pursuant to our government contracts.

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

Performance obligations related to developing and delivering complex equipment built to customer specifications under long-term contracts are recognized over time as these performance obligations do not create assets with an alternative use to us and we have an enforceable right to payment for performance to date. To measure the transfer of control, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for our contracts because that best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Estimating the total costs at completion of a performance obligation requires management to make estimates related to items such as subcontractor performance, material costs and availability, labor costs and productivity and the costs of overhead. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recognized in the period the loss is determined. A one percent variance in our future cost estimates on open fixed-price contracts as of September 30, 2020 would change our income (loss) before income taxes by an insignificant amount.

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

Leases

For contracts entered into on or after April 1, 2019, we assess at contract inception whether the contract is, or contains, a lease. Generally, we determine that a lease exists when (1) the contract involves the use of a distinct identified asset, (2) we obtain the right to substantially all economic benefits from use of the asset, and (3) we have the right to direct the use of the asset. A lease is classified as a finance lease when one or more of the following criteria are met: (1) the lease transfers ownership of the asset by the end of the lease term, (2) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (3) the lease term is for a major part of the remaining useful life of the asset, (4) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset or (5) the asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. A lease is classified as an operating lease if it does not meet any of these criteria.

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

Lease payments included in the measurement of lease liabilities consist of (1) fixed lease payments for the noncancelable lease term, (2) fixed lease payments for optional renewal periods where it is reasonably certain the renewal option will be exercised, and (3) variable lease payments that depend on an underlying index or rate, based on the index or rate in effect at lease commencement. Certain of our real estate lease agreements require variable lease payments that do not depend on an underlying index or rate established at lease commencement. Such payments and changes in payments based on a rate or index are recognized in operating expenses when incurred.

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

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by us for the three and six months ended September 30, 2020 and 2019.

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

In accordance with ASC 350, we assess qualitative factors to determine whether goodwill is impaired. The qualitative analysis includes assessing the impact of changes in certain factors including: (1) changes in forecasted operating results and comparing actual results to projections, (2) changes in the industry or our competitive environment since the acquisition date, (3) changes in the overall economy, our market share and market interest rates since the acquisition date, (4) trends in the stock price and related market capitalization and enterprise values, (5) trends in peer companies’ total enterprise value metrics, and (6) additional factors such as management turnover, changes in regulation and changes in litigation matters.

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

Income taxes and valuation allowance on deferred tax assets

Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis to determine if the weight of available evidence suggests that an additional valuation allowance is needed. In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the event that our estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established, which would cause a decrease to income in the period such determination is made. Our valuation allowance against deferred tax assets increased from $42.6 million at March 31, 2020 to $47.3 million at September 30, 2020. The valuation allowance relates to state and foreign net operating loss carryforwards, state R&D tax credit carryforwards and foreign tax credit carryforwards.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenues:	100%	100%	100%	100%
Product revenues	46	52	47	51
Service revenues	54	48	53	49
Operating expenses:
Cost of product revenues	35	38	35	37
Cost of service revenues	35	32	36	33
Selling, general and administrative	23	22	23	22
Independent research and development	5	6	5	6
Amortization of acquired intangible assets	—	—	—	—
Income from operations	2	3	1	1
Interest expense, net	(2)	(2)	(2)	(2)
Income (loss) before income taxes	1	2	(1)	(1)
Benefit from (provision for) income taxes	—	—	1	—
Net income (loss)	1	1	—	—
Net income (loss) attributable to Viasat, Inc.	—	1	(1)	(1)

Three Months Ended September 30, 2020 vs. Three Months Ended September 30, 2019

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2020	September 30, 2019	Increase (Decrease)	Increase (Decrease)
Product revenues	$256.0	$306.8	$(50.9)	(17)%
Service revenues	298.3	285.4	12.9	5%
Total revenues	$554.3	$592.3	$(38.0)	(6)%

Our total revenues decreased by $38.0 million as a result of a $50.9 million decrease in product revenues, partially offset by a $12.9 million increase in service revenues. The product revenue decrease was driven primarily by decreases of $43.5 million in our government systems segment and $7.4 million in our commercial networks segment. The service revenue increase was primarily due to increases of $10.2 million in our satellite services segment and $4.5 million in our government systems segment, partially offset by a decrease of $1.8 million in our commercial networks segment.

Cost of revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2020	September 30, 2019	Increase (Decrease)	Increase (Decrease)
Cost of product revenues	$191.9	$223.1	$(31.2)	(14)%
Cost of service revenues	195.4	187.0	8.4	4%
Total cost of revenues	$387.3	$410.1	$(22.8)	(6)%

Cost of revenues decreased $22.8 million due to a decrease of $31.2 million in cost of product revenues, partially offset by an increase of $8.4 million in cost of service revenues. The cost of product revenue decrease primarily related to decreased revenues, causing a $37.0 million decrease in cost of product revenues on a constant margin basis, mainly in our government systems segment. The increase in cost of service revenues was primarily due to increased revenues from our fixed broadband services business and lower margins in our in-flight services business reflecting the impact of the COVID-19 pandemic in our satellite services segment.

Selling, general and administrative expenses

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2020	September 30, 2019	Increase (Decrease)	Increase (Decrease)
Selling, general and administrative	$125.5	$127.4	$(1.9)	(2)%

The $1.9 million decrease in selling, general and administrative (SG&A) expenses was driven by decreases of $4.6 million in selling costs and $1.9 million in bid and proposal costs, partially offset by an increase of $4.6 million in support costs. The decrease in selling costs was reflected primarily in our satellite services segment, and the decrease in bid and proposal costs was driven by our government systems segment. The increase in support costs was mainly from our government systems and commercial networks segments. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2020	September 30, 2019	Increase (Decrease)	Increase (Decrease)
Independent research and development	$27.5	$34.3	$(6.8)	(20)%

The $6.8 million decrease in IR&D expenses was mainly the result of a decrease of $4.9 million in IR&D efforts in our commercial networks segment (primarily related to a decrease in IR&D expenses related to next-generation satellite payload technologies) and a decrease of $1.8 million in our government systems segment (primarily related to a decrease in IR&D expenses related to next-generation dual band mobility solutions).

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to ten years. The insignificant decrease in amortization of acquired intangible assets in the second quarter of fiscal year 2021 compared to the prior year period was primarily the result of certain acquired intangibles in our satellite services and commercial networks segments becoming fully amortized during the prior fiscal year. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the six months ended September 30, 2020	$2,858

Expected for the remainder of fiscal year 2021	$2,412
Expected for fiscal year 2022	3,297
Expected for fiscal year 2023	2,993
Expected for fiscal year 2024	2,472
Expected for fiscal year 2025	856
Thereafter	—
$12,030

Interest income

The slight decrease in interest income for the three months ended September 30, 2020 compared to the prior year period was the result of lower interest rates during the second quarter of fiscal year 2021 compared to the prior year period.

Interest expense

Interest expense for the three months ended September 30, 2020 was relatively flat compared to the prior year period. The slight increase was primarily due to an increase in interest expense attributable to our 6.500% Senior Notes due 2028 (the 2028 Notes), which were issued in the first quarter of fiscal year 2021, partially offset by an increase in the amount of interest capitalized during the second quarter of fiscal year 2021 compared to the prior year period.

Income taxes

For the three months ended September 30, 2020, we recorded an income tax benefit of an insignificant amount, resulting in an effective tax benefit rate of negative 23%. For the three months ended September 30, 2019, we recorded an income tax expense of $2.4 million, resulting in an effective tax rate of 26%. The effective tax rates for the periods differed from the U.S. statutory rate due primarily to the benefit of federal and state R&D tax credits.

Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate cannot be made, we compute our provision for income taxes using the actual effective tax rate (discrete method) for the year-to-date period. Our effective tax rate is highly influenced by the amount of our R&D tax credits. A small change in estimated annual pretax income (loss) can produce a significant variance in the annual effective tax rate given our expected amount of R&D tax credits. This variability provides an unreliable estimate of the annual effective tax rate. As a result, and in accordance with the authoritative guidance for accounting for income taxes in interim periods, we have computed our provision for income taxes for the three months ended September 30, 2020 and 2019 by applying the actual effective tax rates to the income for the three-month periods.

Segment Results for the Three Months Ended September 30, 2020 vs. Three Months Ended September 30, 2019

Satellite services segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2020	September 30, 2019	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$—	$—	$—	—%
Segment service revenues	215.9	205.7	10.2	5%
Total segment revenues	$215.9	$205.7	$10.2	5%

Our satellite services segment revenues increased by $10.2 million due to an increase in service revenues. The increase in service revenues was primarily driven by the expansion of our fixed broadband services and higher ARPU when compared to the prior year period, partially offset by a decrease in our IFC services. Total subscribers at September 30, 2020 were approximately 603,000 (excluding subscribers whose service would have ordinarily been terminated in the absence of the federal FCC Pledge and similar state programs we are currently participating in related to the COVID-19 pandemic) compared to 587,000 subscribers at September 30, 2019. The increase in ARPU reflected a higher mix of new and existing subscribers choosing Viasat’s premium highest speed plans. The in-flight service revenue decrease was driven primarily by a 21% decrease in the number of commercial aircraft using in-flight services through our IFC systems as of quarter end as a result of the COVID-19 pandemic. In addition, our second quarter fiscal year 2021 in-flight service revenues continued to be impacted by reduced passenger air traffic, the number of inactive installed aircraft and lower capacity on active installed aircraft as a result of the COVID-19 pandemic.

Segment operating profit

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2020	September 30, 2019	Increase (Decrease)	Increase (Decrease)
Segment operating profit	$11.5	$5.1	$6.4	124%
Percentage of segment revenues	5%	2%

The $6.4 million increase in our satellite services segment operating profit was driven primarily by lower selling costs, and increased revenues with significant flow through resulting in improved margins, reflecting the strength of the low variable costs structure of our fixed broadband services business as the business continues to scale. This was partially offset by lower margins resulting from the negative impact of the COVID-19 pandemic on our in-flight services business and an increase in costs related to our investments in emerging global broadband businesses.

Commercial networks segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2020	September 30, 2019	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$66.8	$74.1	$(7.4)	(10)%
Segment service revenues	12.1	13.9	(1.8)	(13)%
Total segment revenues	$78.9	$88.0	$(9.1)	(10)%

Our commercial networks segment revenues decreased by $9.1 million, primarily due to a $7.4 million decrease in product revenues and a $1.8 million decrease in service revenues. The decrease in product revenues was primarily due to a decrease of $10.3 million in mobile broadband satellite communication systems products due to decreased IFC terminal deliveries resulting from the severe decline in global air traffic and resulting downturn in the commercial aviation market as a result of the COVID-19 pandemic, partially offset by an increase of $3.0 million in fixed satellite networks products. The decrease in service revenues was primarily driven by a decrease in mobile broadband satellite communications systems services.

Segment operating loss

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2020	September 30, 2019	(Increase) Decrease	(Increase) Decrease
Segment operating loss	$(45.4)	$(46.8)	$1.4	3%
Percentage of segment revenues	(58)%	(53)%

The $1.4 million reduction in our commercial networks segment operating loss was driven primarily by a $4.9 million decrease in IR&D expenses (primarily related to next-generation satellite payload technologies), partially offset by a $1.4 million increase in SG&A costs. The reduction in operating loss was partially offset by lower earnings contributions of $2.0 million, primarily driven by decreased revenues and lower margins in our mobile broadband satellite communication systems products.

Government systems segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2020	September 30, 2019	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$189.2	$232.7	$(43.5)	(19)%
Segment service revenues	70.3	65.8	4.5	7%
Total segment revenues	$259.5	$298.5	$(39.0)	(13)%

Our government systems segment revenues decreased by $39.0 million due to a decrease of $43.5 million in product revenues, partially offset by an increase of $4.5 million in service revenues. The decrease in product revenues was mainly due to a $13.7 million decrease in government mobile broadband products, an $11.2 million decrease in government satellite communication systems products, a $10.8 million decrease in tactical satcom radio products and a $9.7 million decrease in tactical data link products, partially offset by a $2.0 million increase in cybersecurity and information assurance products. Our government systems segment continued to show some impacts from the pandemic, which has somewhat complicated product manufacturing and shipments, but new government systems segment awards remained very strong through the end of the second quarter of fiscal year 2021. The service revenue increase was primarily due to a $3.2 million increase in government mobile broadband services.

Segment operating profit

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2020	September 30, 2019	Increase (Decrease)	Increase (Decrease)
Segment operating profit	$47.9	$62.1	$(14.3)	(23)%
Percentage of segment revenues	18%	21%

The $14.3 million decrease in our government systems segment operating profit was primarily due to lower earnings contributions of $15.7 million, primarily due to a decrease in revenues in our government mobile broadband products, government satellite communication systems products, tactical satcom radio products and tactical data link products, and lower margins from our government mobile broadband products and tactical satcom radio products. This decrease was partially offset by lower IR&D costs of $1.8 million.

Six Months Ended September 30, 2020 vs. Six Months Ended September 30, 2019

Revenues

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2020	September 30, 2019	Increase (Decrease)	Increase (Decrease)
Product revenues	$506.6	$570.4	$(63.8)	(11)%
Service revenues	578.2	558.8	19.3	3%
Total revenues	$1,084.8	$1,129.3	$(44.5)	(4)%

Our total revenues decreased by $44.5 million as a result of a $63.8 million decrease in product revenues, partially offset by a $19.3 million increase in service revenues. The decrease in product revenues was driven primarily by decreases of $46.7 million in our government systems segment and $17.2 million in our commercial networks segment. The service revenue increase was due to increases of $15.3 million in our satellite services segment and $7.8 million in our government systems segment, partially offset by a decrease of $3.8 million in our commercial networks segment.

Cost of revenues

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2020	September 30, 2019	Increase (Decrease)	Increase (Decrease)
Cost of product revenues	$379.8	$420.0	$(40.2)	(10)%
Cost of service revenues	393.1	374.5	18.6	5%
Total cost of revenues	$772.9	$794.6	$(21.7)	(3)%

Cost of revenues decreased by $21.7 million due to a decrease of $40.2 million in cost of product revenues, partially offset by an increase of $18.6 million in cost of service revenues. The cost of product revenue decrease was mainly due to decreased revenues, causing a $47.0 million decrease in cost of product revenues on a constant margin basis mainly from revenue decreases in our government systems and commercial networks segments. The cost of service revenue increase primarily related to increased revenues from our fixed broadband services business and lower margins in our in-flight services business reflecting the impact of the COVID-19 pandemic in our satellite services segment.

Selling, general and administrative expenses

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2020	September 30, 2019	Increase (Decrease)	Increase (Decrease)
Selling, general and administrative	$246.5	$252.5	$(6.0)	(2)%

The $6.0 million decrease in SG&A expenses was primarily due to a decrease in selling costs of $7.5 million and a decrease in bid and proposal costs of $4.5 million, partially offset by an increase in support costs of $6.0 million. The decrease in selling costs was primarily driven by our satellite services segment, while the decrease in bid and proposal costs was mainly from our government systems segment. The increase in support costs was primarily driven by our government systems and commercial networks segments. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2020	September 30, 2019	Increase (Decrease)	Increase (Decrease)
Independent research and development	$55.2	$67.8	$(12.6)	(19)%

The $12.6 million decrease in IR&D expenses was mainly the result of a decrease of $9.3 million in IR&D efforts in our commercial networks segment (primarily related to a decrease in IR&D expenses related to next-generation satellite payload technologies) and a decrease of $3.2 million in our government systems segment (primarily related to a decrease in IR&D expenses related to next-generation dual band mobility solutions).

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to ten years. The $1.2 million decrease in amortization of acquired intangible assets in the first six months of fiscal year 2021 compared to the prior year period was primarily the result of certain acquired intangibles in our satellite services and commercial networks segments becoming fully amortized during the prior fiscal year. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the six months ended September 30, 2020	$2,858

Expected for the remainder of fiscal year 2021	$2,412
Expected for fiscal year 2022	3,297
Expected for fiscal year 2023	2,993
Expected for fiscal year 2024	2,472
Expected for fiscal year 2025	856
Thereafter	—
$12,030

Interest income

The slight decrease in interest income for the six months ended September 30, 2020 compared to the prior year period was the result of lower interest rates during the first six months of fiscal year 2021 compared to the prior year period.

Interest expense

The $1.4 million decrease in interest expense in the six months ended September 30, 2020 compared to the prior year period was primarily due to an increase in the amount of interest capitalized during the first half of fiscal year 2021 compared to the prior year period. This decrease in interest expense was partially offset by the addition of interest expense relating to the 2028 Notes, which were issued in the first quarter of fiscal year 2021, and higher outstanding borrowings under our Revolving Credit Facility (which outstanding borrowings were repaid during the first quarter of fiscal year 2021 with proceeds from the issuance of the 2028 Notes in June 2020).

Income taxes

For the six months ended September 30, 2020, we recorded an income tax benefit of $6.4 million, resulting in an effective tax benefit rate of 56%. For the six months ended September 30, 2019, we recorded an income tax benefit of $4.8 million, resulting in an effective tax benefit rate of 53%. The effective tax benefit rates for the periods differed from the U.S. statutory rate due primarily to the benefit of federal and state R&D tax credits.

Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate cannot be made, we compute our provision for income taxes using the actual effective tax rate (discrete method) for the year-to-date period. Our effective tax rate is highly influenced by the amount of our R&D tax credits. A small change in estimated annual pretax income (loss) can produce a significant variance in the annual effective tax rate given our expected amount of R&D tax credits. This variability provides an unreliable estimate of the annual effective tax rate. As a result, and in accordance with the authoritative guidance for accounting for income taxes in interim periods, we have computed our provision for income taxes for the six months ended September 30, 2020 and 2019 by applying the actual effective tax rates to the loss for the six-month periods.

Segment Results for the Six Months Ended September 30, 2020 vs. Six Months Ended September 30, 2019

Satellite services segment

Revenues

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2020	September 30, 2019	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$—	$—	$—	—%
Segment service revenues	417.9	402.5	15.3	4%
Total segment revenues	$417.9	$402.5	$15.3	4%

Our satellite services segment revenues increased by $15.3 million due to an increase in service revenues. The increase in service revenues was primarily driven by the expansion of our fixed broadband services and higher ARPU when compared to the prior year period, partially offset by a decrease in our IFC services. Total subscribers at September 30, 2020 were approximately 603,000 (excluding subscribers whose service would have ordinarily been terminated in the absence of the federal FCC Pledge and similar state programs we are currently participating in related to the COVID-19 pandemic) compared to 587,000 subscribers at September 30, 2019. The increase in ARPU reflected a higher mix of new and existing subscribers choosing Viasat’s premium highest speed plans. The in-flight service revenue decrease was driven primarily by a 21% decrease in the number of commercial aircraft using in-flight services through our IFC systems as of quarter end as a result of the COVID-19 pandemic. In addition, our first half of fiscal year 2021 in-flight service revenues continued to be impacted by reduced passenger air traffic, the number of inactive installed aircraft and lower capacity on active installed aircraft as a result of the COVID-19 pandemic.

Segment operating profit

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2020	September 30, 2019	Increase (Decrease)	Increase (Decrease)
Segment operating profit	$9.6	$3.0	$6.6	216%
Percentage of segment revenues	2%	1%

The $6.6 million increase in our satellite services segment operating profit was driven primarily by lower selling and support costs and increased revenues with significant flow through resulting in improved margins, reflecting the strength of the low variable costs structure of our fixed broadband services business as the business continues to scale. This was partially offset by lower margins resulting from the negative impact of the COVID-19 pandemic on our in-flight services business and an increase in costs related to our investments in emerging global broadband businesses.

Commercial networks segment

Revenues

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2020	September 30, 2019	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$121.9	$139.0	$(17.2)	(12)%
Segment service revenues	24.2	28.0	(3.8)	(14)%
Total segment revenues	$146.0	$167.0	$(21.0)	(13)%

Our commercial networks segment revenues decreased by $21.0 million, primarily due to a $17.2 million decrease in product revenues and a $3.8 million decrease in service revenues. The decrease in product revenues was primarily due to a decrease of $26.6 million in mobile broadband satellite communication systems products due to decreased IFC terminal deliveries resulting from the severe decline in global air traffic and resulting downturn in the commercial aviation market as a result of the COVID-19 pandemic, partially offset by an increase of $8.8 million in antenna systems products. The decrease in service revenues was primarily due to a $3.0 million decrease in mobile broadband satellite communication systems services.

Segment operating loss

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2020	September 30, 2019	(Increase) Decrease	(Increase) Decrease
Segment operating loss	$(96.8)	$(96.6)	$(0.1)	—%
Percentage of segment revenues	(66)%	(58)%

Our commercial networks segment operating loss was relatively flat year-over-year. The slight increase in operating loss was driven primarily by a $9.3 million decrease in IR&D expenses (primarily related to next-generation satellite payload technologies). The increase in operating loss was also due to lower earnings contributions of $8.8 million, driven by decreased revenues and lower margins related to our mobile broadband satellite communication systems products.

Government systems segment

Revenues

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2020	September 30, 2019	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$384.7	$431.4	$(46.7)	(11)%
Segment service revenues	136.1	128.3	7.8	6%
Total segment revenues	$520.9	$559.7	$(38.9)	(7)%

Our government systems segment revenues decreased by $38.9 million due to a decrease of $46.7 million in product revenues, partially offset by an increase of $7.8 million in service revenues. The product revenue decrease was primarily driven by a $24.1 million decrease in government mobile broadband products and a $20.2 million decrease in government satellite communication systems products. Our government systems segment continued to show some impacts from the pandemic, which has somewhat complicated product manufacturing and shipments, but new government systems segment awards remained very strong through the first half of the fiscal year. The service revenue increase was primarily due to a $4.6 million increase in government mobile broadband services and a $2.1 million increase in tactical data link services.

Segment operating profit

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2020	September 30, 2019	Increase (Decrease)	Increase (Decrease)
Segment operating profit	$97.4	$108.0	$(10.7)	(10)%
Percentage of segment revenues	19%	19%

The $10.7 million decrease in our government systems segment operating profit was primarily due to lower earnings contributions of $13.7 million, primarily due to a decrease in revenues from our government mobile broadband products and government satellite communication systems products, and lower margins from our government mobile broadband products and tactical data link products. This decrease was partially offset by lower IR&D costs of $3.2 million.

Backlog

As reflected in the table below, our overall firm and funded backlog increased during the first six months of fiscal year 2021.

	As of September 30, 2020	As of March 31, 2020
	(In millions)
Firm backlog
Satellite services segment	$658.8	$611.3
Commercial networks segment	531.4	408.1
Government systems segment	1,114.5	851.3
Total	$2,304.7	$1,870.7
Funded backlog
Satellite services segment	$658.8	$611.3
Commercial networks segment	522.7	408.1
Government systems segment	1,017.0	858.7
Total	$2,198.5	$1,878.1

The firm backlog does not include contract options. Of the $2.3 billion in firm backlog, a little over half is expected to be delivered during the next twelve months, with the balance delivered thereafter. We include in our backlog only those orders for which we have accepted purchase orders, and not anticipated purchase orders and requests. In our satellite services segment, our backlog includes fixed broadband service revenues under our subscriber agreements, but does not include future recurring IFC service revenues under our agreements with commercial airlines. As of September 30, 2020, we had our IFC systems installed and in service on approximately 1,390 commercial aircraft, of which, due to impacts of the COVID-19 pandemic, approximately 320 were inactive at quarter end. While current airline traffic is still a fraction of the prior year activity, our in-flight services improved modestly in the quarter as airline customers began seeing more passengers return to the air. We expect the negative impact on our IFC business from the pandemic to continue through the remainder of fiscal year 2021 and potentially beyond due to the severe decline in global air traffic and associated grounding of installed aircraft, but to lessen over time with increases in passenger air traffic. We anticipate our IFC services will be activated on approximately 750 additional commercial aircraft under existing customer agreements with commercial airlines. However, the timing of installation and entry into service of IFC systems on additional aircraft under existing customer agreements may be delayed as a result of the impact of the COVID-19 pandemic on the global airline industry. Accordingly, there can be no assurance that all anticipated purchase orders and requests will be placed or that anticipated IFC services will be activated.

Our total new awards exclude future revenue under recurring consumer commitment arrangements and were approximately $730.6 million and $1,467.5 million for the three and six months ended September 30, 2020, respectively, compared to approximately $692.3 million and $1,198.1 million for the three and six months ended September 30, 2019, respectively.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing, export credit agency financing and equity financing. At September 30, 2020, we had $350.4 million in cash and cash equivalents, $416.5 million in working capital, and no outstanding borrowings and borrowing availability of $667.5 million under our Revolving Credit Facility. On July 23, 2020, we issued and sold an aggregate of 4,474,559 shares of our common stock at a purchase price of $39.11 per share to certain accredited investors in a private placement transaction exempt from registration under the Securities Act of 1933, as amended, resulting in net proceeds of approximately $174.7 million after deducting offering expenses. At March 31, 2020, we had $304.3 million in cash and cash equivalents, $441.1 million in working capital, and $390.0 million in principal amount of outstanding borrowings and borrowing availability of $292.7 million under our Revolving Credit Facility. We invest our cash in excess of current operating requirements in short-term, highly liquid bank money market accounts.

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

To date, COVID-19 has not had a significant impact on our liquidity, cash flows or capital resources. However, we have taken measures to mitigate the impact of COVID-19 on our business and financial position, including deferring certain capital expenditures, reducing discretionary expenditures and undertaking cost-reduction actions. Given our current cash position, outlook for funds generated from operations, borrowing availability under our Revolving Credit Facility of $667.5 million, cash needs and debt structure, we have not experienced to date, and do not expect to experience, any material issues with liquidity. Although we can give no assurances concerning our future liquidity, we believe that our current cash balances and net cash expected to be provided by operating activities along with availability under our Revolving Credit Facility will be sufficient to meet our anticipated operating requirements for at least the next 12 months.

Cash flows

Cash provided by operating activities for the first six months of fiscal year 2021 was $333.5 million compared to $183.3 million in the prior year period. This $150.2 million increase was primarily driven by a $133.6 million year-over-year decrease in cash used to fund net operating assets and our operating results (net loss adjusted for depreciation, amortization and other non-cash charges) which resulted in $16.6 million of higher cash provided by operating activities year-over-year. The decrease in cash used to fund net operating assets during the first six months of fiscal year 2021 when compared to the prior year period was primarily due to an increase in cash inflows year-over-year from combined billed and unbilled accounts receivable, net, attributable to the timing of contractual milestones for certain larger development programs in our government systems segment as well as revenue decreases in our in-flight services business in our satellite services segment and an increase in our collections in excess of revenues and deferred revenues included in accrued liabilities due to the timing of milestone billings for certain larger development projects in our government systems and commercial networks segments.

Cash used in investing activities for the first six months of fiscal year 2021 was $459.9 million compared to $362.7 million in the prior year period. This $97.2 million increase in cash used in investing activities year-over-year reflects an increase of $87.8 million in cash used for satellite construction.

Cash provided by financing activities for the first six months of fiscal year 2021 was $171.9 million compared to $5.2 million for the prior year period. This $166.7 million increase in cash provided by financing activities year-over-year was primarily related to $174.7 million in net proceeds from a private placement of common stock in July 2020 (after deducting offering expenses).

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

Our first two ViaSat-3 class satellites, which are expected to cover the Americas and the EMEA region, respectively, entered the phase of full construction during the second half of fiscal year 2018. In July 2019, we entered into an agreement with The Boeing Company for the construction and purchase of a third ViaSat-3 class satellite and the integration of our payload technologies into the satellite. This satellite is expected to cover the Asia and Pacific region. We expect our ViaSat-3 constellation, once in service, to provide a substantial amount of capacity and to enable us to deliver affordable connectivity across most of the world. We are making good progress on our ViaSat-3 constellation despite COVID-19 related productivity challenges and are targeting late calendar year 2021 for the launch of ViaSat-3 (Americas). We believe we have adequate sources of funding for the ViaSat-3 class satellites, which include, but are not limited to, our cash on hand, borrowing capacity and the cash we expect to generate from operations over the next few years. Our total cash funding may be reduced through various third-party agreements, including potential joint service offerings and other strategic partnering arrangements.

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

Revolving Credit Facility

As of September 30, 2020, the Revolving Credit Facility provided a $700.0 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of January 18, 2024. As of September 30, 2020, we had no outstanding borrowings under the Revolving Credit Facility and $32.5 million outstanding under standby letters of credit, leaving borrowing availability under the Revolving Credit Facility as of September 30, 2020 of $667.5 million.

Borrowings under the Revolving Credit Facility bear interest, at our option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on our total leverage ratio. The Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of

Viasat (as defined in the Revolving Credit Facility) and secured by substantially all of our assets. As of September 30, 2020, none of our subsidiaries guaranteed the Revolving Credit Facility.

The Revolving Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Revolving Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.

Ex-Im Credit Facility

The Ex-Im Credit Facility originally provided a $362.4 million senior secured direct loan facility, which was fully drawn. Of the $362.4 million in principal amount of borrowings made under the Ex-Im Credit Facility, $321.2 million was used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remaining $41.2 million used to finance the total exposure fees incurred under the Ex-Im Credit Facility (which included all previously accrued completion exposure fees). At September 30, 2020, we had $108.1 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility.

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

The 2028 Notes are required to be guaranteed on an unsecured senior basis by each of our existing and future subsidiaries that guarantees the Revolving Credit Facility. As of September 30, 2020, none of our subsidiaries guaranteed the 2028 Notes. The 2028 Notes are our general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated debt. The 2028 Notes are effectively junior in right of payment to our existing and future secured debt, including under the Revolving Credit Facility and the Ex-Im Credit Facility (collectively, our Credit Facilities) and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that do not guarantee the 2028 Notes, and are senior in right of payment to all of our existing and future subordinated indebtedness.

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

The 2027 Notes are required to be guaranteed on a senior secured basis by each of our existing and future subsidiaries that guarantees the Revolving Credit Facility. As of September 30, 2020, none of our subsidiaries guaranteed the 2027 Notes. The 2027 Notes are secured, equally and ratably with the Revolving Credit Facility and any future parity lien debt, by liens on substantially all of our assets.

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

The 2025 Notes are required to be guaranteed on an unsecured senior basis by each of our existing and future subsidiaries that guarantees the Revolving Credit Facility. As of September 30, 2020, none of our subsidiaries guaranteed the 2025 Notes. The 2025 Notes are our general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated debt. The 2025 Notes are effectively junior in right of payment to our existing and future secured debt, including under our Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that do not guarantee the 2025 Notes, and are senior in right of payment to all of our existing and future subordinated indebtedness.

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

Contractual Obligations

The following table sets forth a summary of our obligations at September 30, 2020:

		For the Remainder of Fiscal Year	For the Fiscal Years Ending
(In thousands, including interest where applicable)	Total	2021	2022-2023	2024-2025	Thereafter
Operating leases	$470,781	$33,115	$128,602	$118,818	$190,246
Finance leases	72,784	9,559	24,225	24,000	15,000
2028 Notes	609,517	14,517	52,000	52,000	491,000
2027 Notes	836,250	16,875	67,500	67,500	684,375
2025 Notes	896,876	19,688	78,750	78,750	719,688
Revolving Credit Facility	—	—	—	—	—
Ex-Im Credit Facility	115,809	11,116	43,279	41,411	20,003
Satellite performance incentives	34,910	2,931	9,805	10,756	11,418
Purchase commitments including satellite-related agreements	1,622,599	660,586	858,283	76,083	27,647
Total	$4,659,526	$768,387	$1,262,444	$469,318	$2,159,377

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

Our condensed consolidated balance sheets included $143.4 million and $120.9 million of “other liabilities” as of September 30, 2020 and March 31, 2020, respectively, which primarily consisted of the long-term portion of deferred revenues, the long-term portion of our satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites and our long-term warranty obligations. With the exception of the long-term portion of our satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites (which is included under “Satellite performance incentives”), these remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 12 — Commitments to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2020 for additional information regarding satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites. See Note 8 — Product Warranty to our condensed consolidated financial statements for a discussion of our product warranties.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at September 30, 2020 as defined in Regulation S-K Item 303(a)(4) other than as discussed under “Contractual Obligations” above or disclosed in the notes to our condensed consolidated financial statements included in this report or in our Annual Report on Form 10-K for the year ended March 31, 2020.

Recent Authoritative Guidance

For information regarding recently adopted and issued accounting pronouncements, see Note 1 — Basis of Presentation to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, short-term and long-term obligations, including the Credit Facilities, the 2025 Notes, the 2027 Notes and the 2028 Notes, and foreign currency forward contracts. We consider investments in highly liquid instruments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. As of September 30, 2020, we had no outstanding borrowings under our Revolving Credit Facility, $108.1 million in principal amount of outstanding borrowings under our Ex-Im Credit Facility, $700.0 million in aggregate principal amount outstanding of the 2025 Notes, $600.0 million in aggregate principal amount outstanding of the 2027 Notes and $400.0 million in aggregate principal amount outstanding of the 2028 Notes, and we held no short-term investments. Our 2025 Notes, 2027 Notes, 2028 Notes and borrowings under our Ex-Im Credit Facility bear interest at a fixed rate and therefore our exposure to market risk for changes in interest rates relates primarily to borrowings under our Revolving Credit Facility, cash equivalents, short-term investments and short-term obligations.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain a significant amount of our cash balance in money market accounts. In general, money market accounts are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our cash and cash equivalents earn interest at variable rates. Our interest income has been and may continue to be negatively impacted by low market interest rates. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. If the underlying weighted average interest rate on our cash and cash equivalents, assuming balances remain constant over a year, changed by 50 basis points, interest income would have increased or decreased by an insignificant amount for the three and six months ended September 30, 2020 and 2019. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material.

Our primary interest rate under the Revolving Credit Facility is the Eurodollar rate plus an applicable margin that is based on our total leverage ratio. Under the Revolving Credit Facility, the effective interest rate as of September 30, 2020 that would have been applied to any new Eurodollar-based borrowings under the Revolving Credit Facility was approximately 2.11%. As of September 30, 2020, we had no outstanding borrowings under our Revolving Credit Facility. Accordingly, assuming the outstanding balance remained constant over a year changes in the interest rates applicable to our Revolving Credit Facility would have no effect on our interest incurred or cash flow.

Foreign Exchange Risk

We generally conduct our business in U.S. dollars. However, as our international business is conducted in a variety of foreign currencies, we are exposed to fluctuations in foreign currency exchange rates. Our investment in Euro Broadband Infrastructure Sàrl during the fourth quarter of fiscal year 2017, which is denominated in Euros, increases our exposure to foreign currency risk. A five percent variance in foreign currencies in which our international business is conducted would change our income (loss) before income taxes by an insignificant amount for the three and six months ended September 30, 2020 and 2019. Our objective in managing our exposure to foreign currency risk is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, from time to time, we may enter into foreign currency forward contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

As of September 30, 2020 and March 31, 2020, we had no foreign currency forward contracts outstanding.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2020, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2020.

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

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

10.1	1996 Equity Participation Plan of Viasat, Inc. (As Amended and Restated Effective September 3, 2020)	8-K	000-21767	10.1	9/9/2020

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.

November 6, 2020	/s/ RICK BALDRIDGE
Rick Baldridge
President and Chief Executive Officer
(Principal Executive Officer)

/s/ SHAWN DUFFY
Shawn Duffy
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)