Form 10-K
period 2021-03-31
VIASAT INC
filed 2021-05-28
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the common stock held by non-affiliates of the registrant as of September 30, 2020 was approximately $2,223,902,302 (based on the closing price on that date for shares of the registrant’s common stock as reported by the Nasdaq Global Select Market).

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of May 14, 2021 was 72,529,686.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended March 31, 2021.

VIASAT, INC.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements that refer to the impact of the novel coronavirus (COVID-19) pandemic on our business; our expectations regarding an end to the pandemic and a lessening of its effects on our business, including expectations for increased airline passenger traffic and in-flight connectivity (IFC) growth; projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future economic conditions and performance; the development, customer acceptance and anticipated performance of technologies, products or services; satellite construction and launch activities; the performance and anticipated benefits of our ViaSat-2 and ViaSat-3 class satellites and any future satellite we may construct or acquire; the expected completion, capacity, service, coverage, service speeds and other features of our satellites, and the timing, cost, economics and other benefits associated therewith; anticipated subscriber growth; plans, objectives and strategies for future operations; international growth opportunities; the number of additional aircraft under existing contracts with commercial airlines anticipated to be put into service with our IFC systems; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ materially include: our ability to realize the anticipated benefits of the ViaSat-2 and ViaSat-3 class satellites and any future satellite we may construct or acquire; unexpected expenses related to our satellite projects; our ability to successfully implement our business plan for our broadband services on our anticipated timeline or at all; capacity constraints in our business in the lead-up to the launch of services on our ViaSat-3 satellites; risks associated with the construction, launch and operation of satellites, including the effect of any anomaly, operational failure or degradation in satellite performance; the impact of the COVID-19 pandemic on our business, suppliers, consumers, customers, and employees or the overall economy; our ability to realize the anticipated benefits of our acquisitions or strategic partnering arrangements, including the RigNet, Inc. (RigNet) and Euro Broadband Infrastructure Sàrl (Euro Infrastructure Co.) acquisitions; our ability to successfully develop, introduce and sell new technologies, products and services; audits by the U.S. Government; changes in the global business environment and economic conditions; delays in approving U.S. Government budgets and cuts in government defense expenditures; our reliance on U.S. Government contracts, and on a small number of contracts which account for a significant percentage of our revenues; reduced demand for products and services as a result of continued constraints on capital spending by customers; changes in relationships with, or the financial condition of, key customers or suppliers; our reliance on a limited number of third parties to manufacture and supply our products; increased competition; introduction of new technologies and other factors affecting the communications and defense industries generally; the effect of adverse regulatory changes (including changes affecting spectrum availability or permitted uses) on our ability to sell or deploy our products and services; changes in the way others use spectrum; our inability to access additional spectrum, use spectrum for additional purposes, and/or operate satellites at additional orbital locations; competing uses of the same spectrum or orbital locations that we utilize or seek to utilize; the effect of recent changes to U.S. tax laws; our level of indebtedness and ability to comply with applicable debt covenants; our involvement in litigation, including intellectual property claims and litigation to protect our proprietary technology; our dependence on a limited number of key employees; and other factors identified under the heading “Risk Factors” in Part I, Item 1A of this report, elsewhere in this report and our other filings with the Securities and Exchange Commission (the SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Company Overview

We are an innovator in communications technologies and services, focused on making connectivity accessible, available and secure for all. Our end-to-end platform of high-capacity Ka-band satellites, ground infrastructure and user terminals enables us to provide cost-effective, high-speed, high-quality broadband solutions to enterprises, consumers, military and government users around the globe, whether on the ground, in the air or at sea. In addition, our government business includes a market-leading portfolio of military tactical data link systems, satellite communication products and services and cybersecurity and information assurance products and services. We believe that our diversification strategy—anchored in a broad portfolio of products and services—our vertical integration approach and our ability to effectively cross-deploy technologies between government and commercial applications and segments as well as across different geographic markets, provide us with a strong foundation to sustain and enhance our leadership in advanced communications and networking technologies.

We conduct our business through three segments: satellite services, commercial networks and government systems.

Recent Transactions

On April 30, 2021, subsequent to fiscal year end, we purchased the remaining 51% interest in Euro Infrastructure Co. from Eutelsat for €142.6 million, or approximately $172.7 million (subject to customary post-closing net working capital and net debt adjustments). The purchase price was funded with available cash, resulting in a cash outlay of approximately €41.6 million, or $50.4 million, net of approximately €101.0 million, or $122.3 million, of Euro Infrastructure Co.’s cash on hand. This acquisition is expected to provide a foundation for further growth and investment in the European region, in addition to Africa and the Middle East.

On April 30, 2021, subsequent to fiscal year end, we acquired RigNet in exchange for the issuance of approximately 4.0 million shares of our common stock and a de minimis amount of cash in respect of fractional shares. RigNet is a leading provider of ultra-secure, intelligent networking solutions and specialized applications, and the acquisition is expected to enable us to further expand into new global markets and adjacent industries, including renewable energies, transportation, maritime, mining and other enterprise markets.

Satellite Services

Our satellite services segment uses our proprietary technology platform to provide satellite-based high-speed broadband services around the globe for use in commercial applications.

Our proprietary Ka-band satellites are at the core of our technology platform, and we also have access to a number of Ka-band and Ku-band satellites in service globally. We own three Ka-band satellites in service over North America: our second-generation ViaSat-2 satellite (launched in 2017), our first-generation ViaSat-1 satellite (launched in 2011) and the WildBlue-1 satellite (launched in 2007), and, after acquiring the remaining interest in Euro Infrastructure Co. subsequent to the fiscal year end, we also own the KA-SAT satellite over Europe, Middle East and Africa (EMEA). In addition, we have lifetime leases of Ka-band capacity on two satellites—one over North America and a second one over EMEA. We also have a global constellation of three third-generation ViaSat-3 class satellites under construction. We expect our ViaSat-3 constellation, once in service, to provide approximately eight times the capacity of our own satellite fleet in-service today, and to enable us to deliver affordable connectivity across most of the world. As of March 31, 2021, we provided fixed broadband services to approximately 590,000 U.S. subscribers, as well as broadband connectivity (through fixed broadband services or Community Internet hotspots) to tens of thousands of international sites.

The primary services offered by our satellite services segment are comprised of:

•

Fixed Broadband Services, which provide consumers and businesses with high-speed, high-quality broadband internet access and Voice over Internet Protocol (VoIP) services, primarily in the United States as well as in various countries in Europe and Latin America. Our service offerings include premium data plans with download speeds up to 100 Mbps in select areas in the United States. We also offer wholesale and retail fixed broadband services to our distribution partners.

•

In-Flight Services, which provide industry-leading IFC, wireless in-flight entertainment (W-IFE) and aviation software services to commercial airlines and private business jets. The data capacity of our IFC systems enables all passengers and crew to receive in-flight internet service in the air similar to the internet service available on the ground, supporting applications such as high-speed web browsing, streaming and social media applications. Our W-IFE service is a cloud-based platform providing passengers with access to a wide range of premium entertainment, video and information services maintained on an onboard server and wirelessly delivered direct to passengers’ own devices. As of March 31, 2021, our IFC systems were installed and in service on approximately 1,480 commercial aircraft, of which, due to impacts of the COVID-19 pandemic, approximately 200 were inactive at fiscal year end. We anticipate that approximately 1,190 additional commercial aircraft under existing customer agreements with commercial airlines will be put into service with our IFC systems. However, the timing of installation and entry into service for additional aircraft under existing customer agreements may be delayed due to COVID-19 impacts. Additionally, due to the nature of commercial airline contracts, there can be no assurance that anticipated IFC services will be activated on all such additional commercial aircraft.

•

Community Internet Services, which offer innovative, affordable, satellite-based connectivity in communities that have little, or no, access to the internet. The services help foster digital inclusion by enabling millions of people to connect to affordable high-quality internet services via a centralized community hotspot connected to the internet via satellite. Since launch, our Community Internet services have reached approximately 2 million people living and working in thousands of rural, suburban and urban communities in Mexico. We are trialing services in advance of full commercial launch in other countries, including Brazil, Guatemala and Nigeria.

•

Other Mobile Broadband Services, which include high-speed, satellite-based internet services to seagoing vessels, such as energy offshore vessels, cruise ships, consumer ferries and yachts. In addition, we offer L-band managed services enabling real-time machine-to-machine (M2M) position tracking, management of remote assets and operations, and visibility into critical areas of the supply chain. Our high-performance M2M terminals are used for a broad range of applications including emergency responders, oil and gas pipeline monitoring, mobile fleet management, and high-value asset tracking.

•

Advanced Software and Communication Infrastructure Services, which include ultra-secure solutions spanning global IP connectivity, bandwidth-optimized over-the-top applications, industrial Internet-of-Things big data enablement and industry-leading machine learning analytics. These services support the evolution of digital enablement, and primarily result from our acquisition of RigNet subsequent to fiscal year end.

The assets and results of operations of Euro Infrastructure Co. and RigNet, which were acquired subsequent to fiscal year end (see discussion above), will primarily be included in our satellite services segment (with insignificant amounts included in our commercial networks segment), commencing with the first quarter of fiscal year 2022.

Our ViaSat-3 class satellites are our third-generation, high-capacity Ka-band satellite design and are designed to further improve the speed, availability and cost-efficiency of our proprietary Ka-band satellite network. The satellites will have significantly greater data capacity and geographic coverage than our second-generation ViaSat-2 satellite. Our third-generation satellite design has enhanced ability to flexibly and dynamically allocate capacity by service, time and geography, allowing us to allocate our satellite capacity to markets where bandwidth usage demands and returns are highest. We have three ViaSat-3 class satellites under construction: the first is intended to cover the Americas, the second to cover the EMEA region, and the third to cover the Asia Pacific (APAC) region. We are making good progress on our ViaSat-3 constellation, but the spikes in COVID-19 between the end of calendar year 2020 and early calendar year 2021 have led to intermittent supply chain and labor availability challenges as we work to complete the payload for the first ViaSat-3 satellite. While we were able to offset some of these impacts with schedule gains in other areas, at this time we continue to target an early calendar year 2022 launch of the ViaSat-3 (Americas) satellite.

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

We believe that growth in our satellite services segment will be driven in the coming years by continued demand for high-speed broadband services across the globe, driven by an increase in the number of internet users, applications and connected devices. This presents opportunities across a number of Viasat satellite services businesses, including residential, business internet and Community Internet. Further growth in our in-flight services business is expected to be driven by the installation of our IFC systems on additional commercial aircraft and the expansion of airlines and flight routes covered by the footprint of our satellite fleet following the launch of our ViaSat-3 constellation. However, we expect our anticipated growth to be partially offset by ramping start-up expenses in new international and vertical markets and ground network infrastructure investments associated with the launch of our ViaSat-3 constellation, and that growth in the United States (particularly in our fixed broadband business) is expected to be affected by capacity constraints ahead of the launch of commercial service of the ViaSat-3 (Americas) satellite.

During fiscal year 2021, through the COVID-19 pandemic, we experienced increased demand for our premium high-speed plans in our fixed broadband services business, reflecting customers’ increased bandwidth needs in a remote working/distance schooling environment. However, the pandemic also caused a severe decline in global air traffic during fiscal year 2021, which reduced demand for our in-flight services and IFC systems in our satellite services and commercial networks segments, respectively. While current global airline traffic is still a fraction of the activity in fiscal year 2020, domestic airline traffic is showing signs of improvement. As a result, our in-flight services business showed modest improvement in the quarter ended March 31, 2021 compared to the quarter ended December 30, 2020, with increased planes in service and passenger volumes. We expect to continue to see negative impacts on revenues and operating cash flows from our IFC businesses in fiscal year 2022 and potentially beyond, but for the effects to continue to lessen over time with increases in passenger air traffic and the return to service of additional currently inactive aircraft.

Commercial Networks

We are a leading end-to-end network technology and equipment supplier in broadband satellite markets. In addition to developing our own proprietary high-capacity Ka-band satellite systems, our commercial networks segment develops and sells a wide array of advanced satellite and wireless products, antenna systems and terminal solutions that support or enable the provision of high-speed fixed and mobile broadband services. We design, develop and produce space system solutions for multiple orbital regimes, including geostationary (GEO), medium earth orbit (MEO) and low earth orbit (LEO).

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

The primary products, systems, solutions and services offered by our commercial networks segment are comprised of:

•

Mobile Broadband Satellite Communication Systems, which include systems and products designed for use in aircraft, seagoing vessels and land-mobile systems, such as the IFC systems we install on business and commercial aircraft. These systems and products are designed to provide high-speed, cost-efficient broadband access to customers while on the move, and also utilize fixed broadband satellite infrastructure. The COVID-19 pandemic continues to impact our mobile broadband satellite communications system business due to the severe decline in global air traffic and resulting downturn in the commercial aviation market.

•

Fixed Broadband Satellite Communication Systems, which include next-generation satellite network infrastructure and ground terminals designed to enable satellite-based broadband access for residential, enterprise and Community Internet hotspot users. Products and solutions in this category include space-to-earth connectivity systems, ground network infrastructure and user terminals. We also offer related products and services to enterprise customers to address bandwidth constraints, latency and other issues. In addition to commercial sales of these products and solutions, we also deploy our fixed broadband satellite communication systems to support our own fleet of proprietary Ka-band satellites.

•

Antenna Systems, which include state-of-the-art ground and airborne terminals, antennas and gateways for terrestrial and satellite customer applications (such as Real-Time Earth imaging and remote sensing services, mobile satellite communication, Ka-band earth stations and other multi-band antennas).

•

Satellite Networking Development, which includes specialized design and technology services covering all aspects of satellite communication system architecture and technology. Services include analysis, design and development of satellite and ground systems, semiconductor design for Application-Specific Integrated Circuit (ASIC) and Monolithic Microwave Integrated Circuit (MMIC) chips and network function virtualization, as well as modules and subsystems for various commercial, military and space uses.

•

Space System Design and Development, which includes the design and development of high-capacity Ka-band satellites and the associated satellite payload and antenna technologies for our own satellite fleet as well as for third parties. Our space system design and development products and services include architectures for GEO, MEO and LEO and other small satellite platforms.

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

The primary products and services of our government systems segment include:

•

Government Mobile Broadband Products and Services, which provide military and government users with high-speed, real-time broadband and multimedia connectivity in key regions of the world, as well as line-of-sight (LOS) and beyond-line-of-sight (BLOS) Intelligence, Surveillance and Reconnaissance (ISR) missions. Our government mobile broadband services include high-bandwidth global communications services in support of VIP and senior-level airborne operations and emergency response, as well as LOS and BLOS ISR missions. Products include mobile broadband modems, terminals, network access control systems and antenna systems using a range of satellite frequency bands capable of being installed and operated on a wide variety of fixed wing, rotary wing, manned and unmanned aircraft, ground vehicles and maritime platforms. Services include advanced mobility services to governments for aircraft and ships, as well as for nomadic and ground based missions. Our high-capacity, secure mobile broadband products and services are enabled by our next-generation satellite network infrastructure, which will be further enhanced following the launch of our ViaSat-3 constellation.

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

•

Tactical Data Links, which comprise advanced tactical radio and information distribution systems that enable secure voice and real-time collection and dissemination of video and data using secure, jam-resistant transmission links. These data links communicate over Link 16 or tactical VHF/UHF networks, from manned and unmanned aircraft, ground vehicles, individual warfighters and other remote platforms to each other and networked communication and command centers. Key products in this category include our Battlefield Awareness and Targeting System — Dismounted (BATS-D) handheld Link 16 radios, our Battlefield Awareness and Targeting System — Embedded (BATS-E) handheld Link 16 radios, our Small Tactical Terminal (STT) 2-channel radios for manned and unmanned applications, “disposable” defense data links, and our Multifunctional Information Distribution System (MIDS) and MIDS Joint Tactical Radio System (MIDS-JTRS) terminals for military fighter jets.

We believe the battlefield of the future will require a resilient communications architecture capable of supporting tomorrow’s Multi-Domain Command and Control (MDC2), the Internet of Battlefield Things (IoBT), and high-velocity, data-rich network-centric operations, enabling secure, reliable and ubiquitous connectivity while under attack, on the move or at fixed locations around the globe. These requirements will potentially provide significant growth opportunities in our government systems segment in the coming years, as demand increases for secure, higher-capacity, higher-quality broadband services, associated ground systems and advanced cybersecurity protections. Additional growth factors also reside in an increasing military interest for high-speed broadband BLOS connectivity, for example over Link 16 networks, supporting real-time C2 decision-making and enhanced situational awareness across ground and air applications.

Our Strengths

We believe the following strengths position our business to capitalize on the attractive growth opportunities presented in our business segments:

•

Innovation of Next-Generation Satellite and Space Technologies. We have a long history of innovation in next-generation satellite and space technologies. Our award-winning first-generation, high-capacity Ka-band spot-beam satellite, ViaSat-1, earned a Guinness World Records® title in 2013 as the highest-capacity communications satellite in the world at that time. Our second-generation ViaSat-2 satellite and its advanced ground network infrastructure significantly expanded our total data capacity and geographic reach, and support the flexible allocation of capacity to meet demand within the satellite’s footprint. By improving satellite speed, availability and geographic coverage area, our ViaSat-2 satellite enabled us to provide compelling premium retail service plans in select markets that can compete against traditional terrestrial broadband service providers and to significantly expand our IFC services business. In March 2018, ViaSat-2 was selected as a winner in the ‘Space, Platforms’ category of Aviation Week’s 61st Annual Laureate Awards, honoring extraordinary achievements in the global aerospace arena. Our third-generation ViaSat-3 class satellites under construction offer a new satellite architecture with miniaturized electronics and more productive and efficient antenna designs. This new satellite design is expected to significantly expand the geographic coverage area and data capacity of each satellite and to further enhance our ability to flexibly and dynamically allocate capacity to match demand, resulting in greater speed, availability and cost-efficiency. Furthermore, we are now working on the design of our next-generation ViaSat-4 satellite system, which is expected to be even more capable with each satellite able to deliver multiple Terabits per second—yielding another significant productivity gain relative to ViaSat-3 class satellites. We believe our history since inception of developing proprietary and innovative satellite technologies spanning spacecraft, ground infrastructure, user terminals and network design demonstrates that we possess the expertise and credibility required to serve the evolving technology needs of our customers whether on the ground, in the air or at sea.

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

•

Diversification of Business Model. Our business is highly diversified. Our fixed broadband services range from premium residential services at high data speeds to Community Internet services designed to provide affordable internet access in countries with significant unserved or underserved populations. Our IFC systems and services support high-speed broadband services for commercial, private and military aircraft around the globe. We also sell complex satellite communication systems and products to communications service providers, enterprises and government users, and in our government systems segment we offer a portfolio of military tactical data link, cybersecurity and information assurance products and services. This diversification in product and service offerings, customer base and market segment helps to reduce our exposure to fluctuations in any of the individual markets we serve and to provide resilience in our business performance in times of economic or political disruption. For example, during fiscal year 2021, revenue impacts to our commercial aviation business in our satellite services and commercial networks segments resulting from the global disruption in the airline industry caused by the COVID-19 pandemic were offset by strong demand in our fixed broadband services business and other parts of our business.

•

Broad Array of Broadband Service Offerings, Tailored to Market Demand. Our proprietary Ka-band satellite network provides the platform for us to provide a broad array of satellite-based high-quality, high-speed broadband services with multiple applications. Our offerings include fixed broadband services to residential and enterprise customers, market-leading mobility services to aircraft utilizing our IFC systems, and satellite-

powered Community Internet services that provide affordable and reliable high-speed connectivity in unserved and underserved areas. In the U.S. residential broadband market, our ViaSat-2 satellite supports retail service plans offering data capacity in select markets of up to 100 Mbps. We expect our ViaSat-3 satellites to support a wide array of premium service offerings in more geographic areas. Our IFC services enable connectivity services to be provided to more passengers and crew on more flights, across commercial and business aircraft, and the ability to leverage high-capacity internet services such as streaming video. Our IFC services have received numerous awards and accolades, including the 2019 APEX Global Passenger Choice Award Winner and 2018 APEX Regional Passenger Choice Award Winner for best Wi-Fi (for our services on JetBlue). These awards were tallied from passenger-submitted data, showcasing the power of the Viasat internet platform to deliver exceptional in-flight connectivity services. In 2015, Viasat’s IFC systems received the Crystal Cabin Award for the best Passenger Comfort System, the Excellence in Avionics Award for In-Flight Connectivity Innovation and the Via Satellite Excellence Award for Vertical Impact. The flexibility, high data throughput and broad geographic coverage area of ViaSat-2 (and our even more powerful third-generation ViaSat-3 class proprietary Ka-band satellites under construction), combined with our ability to dynamically allocate capacity based on demand, enable us to support a wide range of high-speed broadband services addressing multiple markets, provide innovative new services creating new market opportunities, tailor our service offerings to market needs, and compete more effectively in the markets we serve.

•

Diverse Portfolio of Market-Leading Military and Government Offerings. We are a leading provider of innovative communications and cybersecurity products and solutions to the U.S. Government and other military and government users around the world for innovative communications products and solutions designed to enable the transmission of secure real-time digital information and communications between fixed and mobile command centers, intelligence and defense platforms and individuals. Our portfolio of government and military offerings leverages our technological investments in our commercial business, and includes tactical data links, small satellite development, fixed and mobile satellite broadband systems and services, cybersecurity and information assurance products and services. Total new awards in our government systems segment grew from $460.9 million in fiscal year 2011 to $1.2 billion in fiscal year 2021, despite an uneven defense spending environment, reflecting the high demand for our diverse portfolio of products and services for military and government users. Our tactical data link products include our market-leading BATS-D AN/PRC-161 handheld Link 16 radios and STT KOR-24A 2-channel radios, which bridge the gap between air and ground forces by providing secure, reliable access to integrated air and ground data for improved situational awareness capabilities and support communications, and are capable of advanced concurrent multiple reception capabilities to enhance communications and reduce network congestion. Our small satellite development work is market leading and is designed to enable a new tactical space layer for our government customers, enabling increasingly advanced precision operations and maneuvering. For example, we are working with the Air Force Research Laboratory (AFRL) Space Vehicles XVI program to deliver and test the first-ever Link 16-capable LEO spacecraft. Leveraging Viasat’s leadership in satellite innovation and military communications, the Viasat-designed spacecraft is intended to enhance warfighters' situational awareness by extending the range of Link 16 networks – using a constellation of satellites to provide greater access to Link 16 capabilities in contested or congested environments. Further, in February 2021, Viasat was awarded a $50.8 million IDIQ contract from the AFRL to potentially develop a broad range of prototype space systems, with services including studies, design, manufacturing, integration, launch, flight and demonstration of small satellites, ground terminals and other technologies. Our mobile satellite broadband offerings leverage our innovative satellite technologies and proprietary Ka-band satellite platform, allowing us to provide high-speed, high-quality internet services to government and military aircraft, ships and vehicles. In September 2018, we were awarded an eight-year, firm-fixed-price contract to provide in-flight broadband and connectivity services to U.S. Government Senior Leader and VIP aircraft. Our secure networking products and services include a broad portfolio of advanced, high-speed Type 1 encryption solutions that are capable of operating at speeds of up to 100 Gbps, as well as advanced cybersecurity products to secure information transmitted via the cloud. In February 2021, we received enhanced cybersecurity accreditation from the U.S. Department of Homeland Security (DHS) through their Enhanced Cybersecurity Services (ECS) program. As an accredited ECS provider, we will receive DHS-provided sensitive and classified cybersecurity threat indicators and information to defend U.S.-based public and private computer networks, including state and local governments, against unauthorized access, exploitation and data exfiltration.

•

Blue-Chip Customer Base. Our blue-chip customer base includes customers such as the U.S. Government, leading aerospace and defense prime contractors, allied foreign governments, civil agencies, satellite network integrators, large communications service providers, commercial airlines and enterprises requiring complex communications and networking solutions and services. We believe that the credit strength of these key customers helps support more consistent financial performance. Moreover, our direct relationships with key customers such as commercial airlines and the DoD allow us to adapt our satellite designs and product and service offerings to better meet their desired outcomes.

•

Experienced Management Team and Diversified Board of Directors. Our core management team is comprised of seasoned executives with significant satellite communications, defense and aerospace experience. For example, our Executive Chairman, Mark Dankberg, has been with Viasat since its inception in 1986. Mr. Dankberg is considered to be a leading expert in the field of satellite, wireless and defense communications. Richard Baldridge, who assumed the position of Viasat’s President and Chief Executive Officer in November 2020, has been with Viasat for over 20 years. During Mr. Baldridge’s tenure, Viasat has grown organically and through acquisitions by more than a factor of 10. In addition, over the past several years, we have undertaken a conscious effort to diversify our Board of Directors, bringing in a wide variety of skills and experience aligned with our long-term goals. Our Board is comprised of a diverse range of high-profile corporate leaders with extensive experience in globalization, communications, space operations, and technology and business integration.

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
o

Maintain Focus on Technology Leadership: We continue to focus on R&D to bring high-capacity, high-speed broadband communications to the global market. Our continued innovation in satellite system product development has been one of our hallmarks. We intend to maintain our leadership position in satellite systems, technologies and services, while continuing to expand our efforts in wireless communications, cloud networking and security. Our R&D efforts are supported by a global employee base that includes approximately 3,000 engineers and a culture that deeply values and supports innovation.

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

o

Customer-Centricity Evolution: We are hyper-focused on increasing our customer interactions and have incorporated new technologies, tools and learnings from artificial intelligence and machine learning to enhanced customer intimacy techniques and customer advisory counsels. We strive to continue to improve our ongoing customer engagements through proactive response, deeper customer insights and enhanced customer exchanges. This is an ongoing effort that will continue to be an investment and nurture opportunity for us.

•	Continue to Expand into New Markets and Geographies
o

Enter and Disrupt New and Adjacent Markets through Technology Innovation: We continue to create or address new and adjacent markets using our technological advancements to disrupt existing business models and drive shifts in target markets or user demand. For example, the technological innovations and power of our proprietary Ka-band satellite network enabled us to disrupt the IFC business model and successfully expand our broadband service offerings into the commercial air market. As the capacity and geographic coverage areas of our satellite systems continue to increase with each generation of our high-capacity Ka-band satellite designs, we expect the addressable markets for our broadband technologies, products and services to continue to expand. Higher capacity, more flexible satellites will allow us to offer a broader array of cost-effective, high-quality broadband services that can be tailored to different geographic regions and bandwidth usage demand.

o

Think Beyond Current Customer Requirements to Open New Markets: In our government systems business, we actively identify market or operational needs that are not currently served by existing communications and encryption products and services, with a view to developing unique or disruptive products and services and creating new addressable markets. In fact, a key component to the continued success of Viasat’s defense business is its expansive portfolio of non-developmental items (NDI), which are designed to rapidly deliver cutting-edge technology solutions well ahead of the traditional government procurement model. Many of our NDI technologies fall within our tactical data links systems, such as BATS-D handheld Link 16 radios and STT KOR-24A 2-channel radios for manned and unmanned applications. Our business model delivers advanced capabilities significantly faster, at lower lifecycle costs and with lower risk to the customer when compared to traditional defense acquisition programs and timelines.

o

Target International Expansion. With the impending launch of our ViaSat-3 constellation, we have placed tremendous effort on growing our operations, sales/distribution, customer/partner base and regulatory framework globally. We continue to believe that international markets provide attractive opportunities for the long-term growth of our business. As worldwide demand for broadband connectivity continues to grow, we expect that our comprehensive offering of next-generation Ka-band satellites, advanced end-to-end communication systems and ground networking equipment and products, and their ability to enable a wide range of cost-effective, high-speed, high-quality broadband services, will be increasingly attractive internationally. Our ViaSat-2 satellite significantly expanded the geographic coverage area of our broadband services over North and Central America and the primary aeronautical and maritime routes across the Atlantic Ocean, allowing us to bring high-value in-flight services to many more commercial, business and government aircraft within the expanded satellite footprint and launch new, innovative ground-based services in new markets, such as our Community Internet service in Mexico. Ahead of the ViaSat-3 constellation launch, we have leveraged third-party partner satellites (such as Telebras in Brazil, Avanti in EMEA, nbn Co in Australia, Gazprom Space Systems in Russia and China Satcom in China) to create a runway for Viasat to begin offering and trialing service plans internationally as well as build brand presence and name recognition. We have also undertaken a thoughtful approach to mergers and acquisitions to drive international expansion. For example, the acquisition of the remaining interest in Euro Infrastructure Co. is expected to enable us to expand more effectively and rapidly in the EMEA region. Our recent acquisition of RigNet also positions us to further expand into new global markets, as RigNet has customers and operations globally. Finally, we expect our ViaSat-3 and ViaSat-4 global constellations will be enablers for the scalable, long-term global expansion of our business, providing the platform for us to deliver high-quality and affordable broadband connectivity worldwide. Demand profile differs by geographic market, reflecting geographic, economic, political, regulatory and other factors. However, the flexibility, high data capacity and broad geographic coverage area of our second- and third-generation proprietary Ka-band satellites allow us to tailor our service offerings for the opportunities and needs of different geographic markets.

•	Prioritize the End-User
o

Recognize Broadband Connectivity is a Means to an End, not an End in Itself. The value of a broadband network is in the applications it enables. With this understanding, we have worked closely with leading edge and content providers (including companies such as Apple, Facebook, fuboTV and others) to enhance end-users’ experiences with their online and streaming media services over our network, helping them leverage the potential of making affordable broadband available in places where it has never been. We also work with U.S. Government agencies, major airlines and others on multiple continents to help ensure end-users have great — and affordable — broadband experiences on our network. Our ViaSat-3 constellation will help meet end-user demand and the need for global reach. In addition, we work with various international governments to help bring digital and social inclusion to their constituents through efficient satellite-enabled services such as our Community Internet hotspots. By making broadband connectivity accessible to millions of people living in regions where traditional terrestrial and wireless internet services were either non-existent or cost prohibitive, we have been able to help generate positive socio-economic impacts — in education, e-commerce, finance, healthcare and more — at lower bandwidth costs.

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

Our Customers

Our customer base is highly diversified. Customers in our satellite services segment reflect the diversity in our broadband service offerings and include residential customers, small and medium-sized businesses, enterprise customers, commercial airlines and Community Internet hotspot users. Customers of our fixed broadband services are obtained through either our direct or partner distribution channels. The customers of our government systems and commercial networks segments include the DoD, the U.S. National Security Agency, the intelligence community, the U.S. Department of Homeland Security, FVEY and other allied foreign governments and militaries, select other U.S. federal, state and local government agencies, commercial and defense contractors, satellite network integrators, large communications service providers and enterprises requiring complex communications and networking solutions. We enter into government contracts either directly with U.S. or foreign governments, or indirectly through domestic or international partners or resellers. In our commercial networks segment, we also act as both a prime contractor and subcontractor for the sale of equipment and services.

Revenues from the U.S. Government as an individual customer comprised approximately 30%, 30% and 26% of total revenues for fiscal years 2021, 2020 and 2019, respectively. None of our other customers comprised 10% or more of total revenues in fiscal years 2021, 2020 and 2019.

U.S. Government Contracts

Substantial portions of our revenues are generated from contracts and subcontracts with the DoD and other federal government agencies. Many of our contracts are subject to a competitive bid process and are awarded on the basis of technical merit, personnel qualifications, experience and price. We also receive some contract awards involving special technical capabilities on a negotiated, noncompetitive basis due to our unique mix of communication products, satellite services, engineering capabilities and technical expertise in specialized areas. The Federal Acquisition Streamlining Act of 1994 has encouraged the use of commercial type pricing, such as firm-fixed-price contracts, on dual use products. Our future revenues and income could be materially affected by changes in government procurement policies and related oversight, a reduction in expenditures for the products and services we provide, and other risks generally associated with federal government contracts.

We provide products under federal government contracts that usually require performance over a period of several months to multiple years. Long-term contracts may be conditioned upon continued availability of congressional appropriations. Variances between anticipated budget and congressional appropriations may result in a delay, reduction or termination of these contracts.

Our federal government contracts are performed under cost-reimbursement contracts, time-and-materials contracts and fixed-price contracts. Cost-reimbursement contracts provide for reimbursement of costs and payment of a fee. The fee may be either fixed by the contract or variable, based upon cost control, quality, delivery and the customer’s subjective evaluation of the work. Under time-and-materials contracts, we receive a fixed amount by labor category for services performed and are reimbursed for the cost of materials purchased to perform the contract. Under a fixed-price contract, we agree to perform specific work, which may include product R&D, for a fixed price and, accordingly, realize the benefit or detriment to the extent that the actual cost of performing the work differs from the contract price. In fiscal year 2021, approximately 10% of our total government revenues were generated from cost-reimbursement contracts with the federal government or our prime contractors, less than 1% from time-and-materials contracts and approximately 90% from fixed-price contracts.

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

We conduct the majority of our R&D activities in-house and have R&D and engineering staff, which includes approximately 3,000 engineers worldwide. Our product development activities focus on products that we consider viable revenue opportunities to support all of our business segments. We incurred $115.8 million, $130.4 million and $123.0 million during fiscal years 2021, 2020 and 2019, respectively, on independent research and development (IR&D) expenses, which comprise R&D not directly funded by a third party. Funded R&D contains a profit component and is therefore not directly comparable to IR&D. As a U.S. Government contractor, we also are able to recover a portion of our IR&D expenses, consisting primarily of salaries and other personnel-related expenses, supplies and prototype materials related to R&D programs.

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

Sales and Marketing

We have a sales presence in various domestic and international locations, and we sell our products and services both directly and indirectly through partners, as described below:

•

Satellite Services Sales Organization. Our satellite services sales organization for our broadband internet services sells through both direct and indirect channels. Our residential fixed broadband services are sold directly to customers through our Viasat Internet website, sales call centers and over 1,000 active retail dealers (including DirecTV). Our Community Internet services are sold through local distribution partnerships. Our business internet offerings are sold through a mix of direct sales personnel who work with enterprises and a network of enterprise-focused master agents and wholesale distribution partners. Our commercial aviation offerings are sold direct to airlines, and our business aviation offerings are sold through direct sales and business development personnel as well as through aviation-focused value-added resellers. Our maritime service offerings are sold through direct and indirect value-added reseller partners targeting a variety of maritime commercial prospects. In each case, our focus is to identify business opportunities and develop solutions for the unique needs of each customer segment.

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

Our marketing team works closely with our corporate and business segment leadership, customer account executives, and business development, sales and operations organizations to increase the awareness of the Viasat brand through a mix of positive program performance, agile, results-oriented multichannel marketing campaigns that reflect new and evolving customer journeys, public relations, paid media, live and virtual trade show participation and conference speaking engagements that keep the market current on our services, products and features. Viasat products and services, both in the U.S. and internationally, are typically sold under one unified master global brand, using a single logo and visual identity system. Our marketing team also identifies and sizes new and adjacent target markets for our products and services, creates awareness of our company and our portfolio of offerings, and generates contacts and leads within these targeted markets.

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

To compete, we emphasize:

•	the high-speed, high-quality and broad geographic availability of our broadband services;
•	our deep understanding of our customers’ unique expectations and requirements;
•	our proven designs and network integration services for complex, customized network needs;
•	our demonstrated performance in uniquely challenging environments;
•	the increased bandwidth efficiency offered by our networks, products and services;
•	our advanced security and information assurance capabilities;
•	the innovative and flexible features integrated into our products and services;
•	our network management experience;
•	our end-to-end network implementation capabilities;
•	the distinct advantages of satellite data networks;
•	the technical advantages and advanced features of our antenna systems as compared to our competitors’ offerings; and
•	the overall cost-effectiveness of our communications systems, products and services.

While we believe we compete successfully on each of these factors, we expect to continue to face intense competition in each of our markets.

In our satellite services segment, we face competition for fixed broadband services both from existing competitors and emerging technologies. Our fixed broadband service offerings compete with broadband service offerings from wireline and wireless telecommunications companies, including cable companies, fiber and DSL companies, satellite companies and fixed wireless companies. Many of our competitors are larger than us, have substantial capital resources, have greater brand recognition, have access to spectrum or technologies not available to us, or are able to offer bundled service offerings that we are not able to duplicate, all of which may reduce demand for our broadband services. This has in part driven our strategic focus on suburban and rural geographies outside of the cable and fiber competitive footprint. New entrants, some with significant financial resources and new emerging technologies (including terrestrial and space-based networks, such as LEO and MEO constellations) may compete with our broadband service offerings. Additionally, wireless telecommunications carriers such as AT&T, T-Mobile and Verizon are currently offering unlimited wireless data plans that could attract our existing and future subscribers. Our IFC and W-IFE service offerings compete against air-to-ground mobile services and other satellite-based services, such as the services offered by Global Eagle Entertainment, Gogo, Intelsat, Inmarsat and Panasonic Avionics Corporation, and in the future may compete against companies pursuing LEO and MEO constellations.

In our commercial networks segment, we compete with numerous other providers of satellite and terrestrial communications systems, products and equipment, including: Airbus, CPI SATCOM & Antenna Technologies Division, Comtech, EchoStar (Hughes Network Systems), General Dynamics, Gilat, L3Harris, Panasonic, Safran Aerosystems, Space Systems/Loral (SS/L) (MAXAR), ST Engineering iDirect and Thales Group. In addition, some of our customers continuously evaluate whether to develop and manufacture their own products and could elect to compete with us at any time.

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

Our experienced management team facilitates an efficient contract manufacturing process through the development of strong relationships with a number of different domestic and off-shore contract manufacturers. By negotiating beneficial contract provisions and purchasing some of the equipment needed to manufacture our products, we retain the ability to move the production of our products from one contract manufacturing source to another if required. Our operations management has experience in the successful transition from in-house production to contract manufacturing. The degree to which we employ contract manufacturing depends on the maturity of the product and the forecasted production life cycle. We intend to limit our internal manufacturing capacity to supporting new product development activities, building customized products that need to be manufactured in strict accordance with a customer’s specifications or delivery schedules, and building proprietary, highly sensitive Viasat-designed products and components for use in our proprietary technology platform. Therefore, our internal manufacturing capability for standard products has been, and is expected to continue to be, very limited and we intend to continue to rely on contract manufacturers for large-scale manufacturing. Our internal manufacturing capability is dependent on the availability of essential materials, parts and subassemblies from our suppliers and subcontractors. We use numerous sources for the wide array of raw materials required for our operations and our products, such as electronic components, printed circuit boards, metals and plastics. Although alternative sources generally exist for these raw materials, qualification of the sources could take a year or more. We also rely on outside vendors to manufacture specific components and subassemblies used in the production of our products. Some components, subassemblies, and services necessary for the manufacture of our products are obtained from a sole source supplier or a limited group of suppliers.

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

The ITU regulations provide allocations or designations for how spectrum can be used for various purposes, and whether such uses operate on a primary or secondary basis with respect to one another. Secondary uses may not cause harmful interference to primary uses, and may not claim interference protection from primary uses.

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

In addition, the ITU’s Radio Regulations are subject to change at periodic ITU World Radio-communication Conferences (WRCs), and their application is determined by various governing bodies within the ITU. WRCs typically are convened approximately every four years, with the next one scheduled to occur in 2023. The next WRC is considering various changes to the Radio Regulations that address the terms and conditions under which spectrum is used for satellite and terrestrial and purposes, and future WRCs are likely to do the same.

Spectrum

The space stations and ground networks we use to provide our broadband services rely on access to spectrum within each country in which we do business. Use of such spectrum is authorized by regulatory authorities within each country (or a regional authority whose jurisdiction over spectrum rights encompasses that country), which determine the terms and conditions for access to and use of that spectrum in that particular country. The terms and conditions for access can and do vary by country, may differ from the ITU’s Radio regulations, and may change over time. In particular, the growing demand for both satellite and terrestrial communications services is causing many countries to evaluate how spectrum is used within their borders, and to consider changes in the local terms and conditions for access to and use of spectrum. Those terms and conditions affect, among other things, the extent to which, and how, we must share spectrum with other spectrum users, including terrestrial and satellite uses, and whether we must operate on a secondary basis in some cases. Most of the spectrum on which we rely is shared with other satellite networks, including those operating in different orbits that could cross our orbital location and result in interference conditions. In many countries, portions of the spectrum on which we rely also are shared with terrestrial wireless services.

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

Space Stations. In the United States, the FCC authorizes the launch and operation of commercial spacecraft, and also authorizes non-U.S. licensed spacecraft to be used to serve the United States. The FCC has authorized the use of the ViaSat-1, ViaSat-2, WildBlue-1, Anik F2 and one ViaSat-3 class spacecraft to serve the United States. The FCC also has granted us the right to use certain future spacecraft to serve the United States, as long as we implement those spacecraft by certain deadlines. The use of these spacecraft in our business is subject to various conditions in the underlying authorizations, as well as the technical and operational requirements of the FCC’s rules and regulations.

Universal Service. Certain of our services may constitute the provision of telecommunications to, from or within the United States, and may require us to contribute a percentage of our revenues from such services to universal service support mechanisms that subsidize the provision of services to low-income consumers, high-cost areas, schools, libraries and rural health care providers. This percentage is set each calendar quarter by the FCC, and currently is 33.4%. Current FCC rules permit us to pass this universal service contribution through to our customers. The FCC has established universal service funding mechanisms to support the provision of voice and broadband services in certain high-cost areas of the United States. These supporting mechanisms are known as the Connect America Fund (CAF) and the Rural Digital Opportunity Fund (RDOF). Among other things, the CAF and RDOF mechanisms provide, or will likely provide, support to terrestrial service providers under terms and conditions that are not available to satellite-based service providers. The CAF and RDOF mechanisms could provide other service providers a competitive advantage in providing broadband services in supported areas, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, Viasat has been selected as the winning bidder with respect to $122.5 million in support under the CAF program to serve certain portions of the country, and must comply with federal and state obligations imposed in connection with such support.

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

In January 2018, the FCC adopted an order restoring the classification of broadband internet access service as a lightly regulated information service, ending the Title II regulatory approach adopted in 2015. The order eliminated explicit requirements against blocking or throttling traffic and paid prioritization of traffic. At the same time, the FCC maintained the consumer disclosure requirements with some modifications and acknowledged the jurisdiction of the Federal Trade Commission to enforce consumer protection measures. The 2018 order was largely upheld by the D.C. Circuit. In addition, legislative proposals that would restore net neutrality requirements are being considered in Congress, and some states have recently adopted portions of the net neutrality requirements. Some legislative actions at the state level are being challenged in courts on federal preemption and other grounds. We cannot predict the outcome of these pending lawsuits and legislative efforts, or any resulting impact on ISPs.

Privacy and Data Security. We are subject to federal and state laws concerning privacy and the handling of consumers’ personal information. Certain of these laws provide privacy protections for customer proprietary network information related to our voice services. The Federal Trade Commission also oversees consumer privacy and data security more broadly through its authority to take enforcement action for unfair or deceptive practices, and state consumer protection laws can prompt review of privacy practices by state attorneys general. In addition, certain states have established specific consumer privacy and data security requirements, including the California Consumer Privacy Act (CCPA) and the California Privacy Rights Act that will amend the CCPA in January 2023, which combined give California residents the right to receive certain disclosures regarding the collection, use, and disclosure of personal information, as well as rights to access, delete, and restrict the sale and sharing of certain personal information collected about them by us and our service providers. State laws continue to evolve, and as various states introduce similar proposals, we and our business customers and partners could be exposed to additional regulatory obligations. Many states also have enacted security breach notification laws requiring notice to consumers and government agencies upon disclosure of certain information to an unauthorized party resulting from a security breach.

Foreign Regulation

Our operation of spacecraft and ground network and our provision of services to customers outside of the United States are subject to legal requirements of the jurisdictions issuing the satellite authorizations and in which Viasat provides services. These include obtaining the market access, spectrum access and licenses, authorizations and/or registrations that are necessary to operate or provide service in or to a given jurisdiction, and in many cases licenses for the operation of transmitting satellite earth station facilities and certain receiving satellite earth station facilities. In particular, we must obtain authority to operate various earth stations outside the United States, including but not limited to user terminals and facilities that aggregate traffic and interconnect with the internet backbone and network hubs. This authority is subject to conditions and limitations that vary from jurisdiction to jurisdiction.

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

We are also subject to certain other forms of foreign regulation in connection with our provision of communications services. In the area of privacy, we are subject to existing, new, and evolving laws and regulations in the markets in which we operate. For instance, certain of our business units are subject to the European Union’s (EU) General Data Protection Regulation (GDPR), which imposes transparency, accountability, data protection, cross-border data transfer, and other obligations on Viasat both as a data controller and a data processor in relation to personal information of individuals in the EU. Privacy laws and regulations can be subject to differing interpretations and may be inconsistent among jurisdictions. Certain foreign jurisdictions in which we operate also impose requirements related to network management practices, cooperation with local law enforcement agencies, and other matters. A smaller number of foreign jurisdictions in which we operate have adopted laws enabling the government to suspend ISP services in the country.

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

Aviation-Related Regulation

Aircraft Modification. The Federal Aviation Administration (FAA) is responsible for the regulation and oversight of civil aviation within the United States. The FAA develops and enforces airworthiness standards and regulations that certify the industry’s ability to manufacture aircraft and aircraft components, perform modification and maintenance activities on aircraft, and repair equipment previously installed on aircraft. We interact with the FAA regarding aircraft modification through two main activities: (1) supporting Type Certificate (TC) activity with an aircraft original equipment manufacturer (OEM) to obtain linefit certification of our IFC and W-IFE equipment and (2) obtaining a Supplemental Type Certificate (STC) to enable the retrofit of our IFC and W-IFE equipment. With respect to TC activity, the OEM is responsible for full certification and FAA regulatory compliance and we are responsible for providing certified equipment to the OEM. With respect to STC activity, we typically use Organization Designation Authorization (ODA) to support holding and maintaining our STCs to ensure FAA regulatory compliance. Our commercial aviation business depends on our ability to interact with the FAA and ODAs, as well as FAA-certified engineering professionals, in order to access data and obtain authorizations and approvals.

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

While the above-described trends have been observed consistently in recent years, we cannot predict with any certainty whether they will continue in the near future as the economy and our customers continue to react to the COVID-19 pandemic and experience associated disruptions and dislocations. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — COVID-19” in Item 7 for a discussion of the impact of the COVID-19 pandemic on our satellite services segment.

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

Human Capital

As of March 31, 2021, we employed approximately 5,800 individuals worldwide, with 91% of our workforce located in the United States. We consistently engage with our employees and generally consider the relationships with our employees to be positive, with a significant majority stating that they are proud to work at Viasat. Competition for technical personnel in our industry is intense. We believe our future success depends in part on our continued ability to attract, hire, engage and retain qualified personnel.

Viasat has a long history of putting people first. We believe that one of the most important investments we make is in our people. Our mission to connect the world depends on our ability to come together as one team to make a positive impact. As a global team, we take pride in our culture of teamwork, trust and collaboration. We prioritize our employees’ health and well-being to ensure we are all able to do our best work. For example, in response to the COVID-19 pandemic, we quickly transitioned teams to a work-from-home model and equipped them with the resources to perform their jobs safely. For certain employees, whose roles needed to be performed onsite, we deployed a robust set of safety protocols aligned with then-current medical best practices and government mandates. We also introduced additional resources and benefits, including mental health and well-being resources and paid time off for COVID-19-related issues.

Our key pillars of human capital management are ensuring the health and safety of our employees, developing talented people, fostering diversity and inclusion and engaging communities. We believe that our long-term success is in large part dependent on our success across these dimensions, and we will continue to invest in and prioritize these areas in the future.

Executive Officers

Set forth below is information concerning our executive officers and their ages:

Name	Age	Position
Mark Dankberg	66	Executive Chairman
Richard Baldridge	63	President & Chief Executive Officer and Board Director
Robert Blair	47	Vice President, General Counsel and Secretary
Girish Chandran	56	Vice President and Chief Technical Officer
Evan Dixon	40	President, Global Fixed Broadband
James Dodd	59	Senior Vice President and President, Global Enterprise & Mobility
Shawn Duffy	51	Senior Vice President and Chief Financial Officer
Kevin Harkenrider	65	Executive Vice President, Global Operations and Chief Operations Officer
Melinda Kimbro	48	Senior Vice President, People & Culture and Chief People Officer
Keven Lippert	49	Executive Vice President, Strategic Initiatives and Chief Commercial Officer
Craig Miller	49	President, Government Systems
Mark Miller	61	Executive Vice President and Chief Technical Officer
Krishna Nathan	59	Chief Information Officer
David Ryan	66	Senior Vice President and President, Space & Commercial Networks

Mark Dankberg is a founder of Viasat and has served as Executive Chairman since November 2020, and previously served as Chairman of the Board and Chief Executive Officer of Viasat since its inception in May 1986. Mr. Dankberg provides Viasat with significant operational, business and technological expertise in the satellite and communications industry, and intimate knowledge of the issues facing our management. Mr. Dankberg also has significant expertise and perspective as a member of the boards of directors of companies in various industries, including communications. Mr. Dankberg currently serves on the board of Lytx, Inc., a privately-held company that provides fleet safety management solutions, and the Rice University Board of Trustees. Prior to founding Viasat, he was Assistant Vice President of M/A-COM Linkabit, a manufacturer of satellite telecommunications equipment, from 1979 to 1986, and Communications Engineer for Rockwell International Corporation from 1977 to 1979. Mr. Dankberg holds B.S.E.E. and M.E.E. degrees from Rice University.

Richard Baldridge joined Viasat in April 1999, serving as our Executive Vice President, Chief Financial Officer and Chief Operating Officer from 2000 and as our Executive Vice President and Chief Operating Officer from 2002. Mr. Baldridge was appointed President and Chief Operating Officer in 2003 and assumed his current role of President and Chief Executive Officer in November 2020. Mr. Baldridge has also served on our Board of Directors since 2016. In addition, Mr. Baldridge serves as a director of Ducommun Incorporated (NYSE: DCO), a provider of engineering and manufacturing services to the aerospace and defense industries, and EvoNexus, a San Diego based non-profit technology incubator. Prior to joining Viasat, Mr. Baldridge served as Vice President and General Manager of Raytheon Corporation’s Training Systems Division from January 1998 to April 1999. From June 1994 to December 1997, Mr. Baldridge served as Chief Operating Officer and Chief Financial Officer for Hughes Information Systems and Hughes Training Inc., prior to their acquisition by Raytheon in 1997. Mr. Baldridge’s other experience includes various senior financial and general management roles with General Dynamics Corporation. Mr. Baldridge holds a B.S.B.A. degree in Information Systems from New Mexico State University.

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

Evan Dixon joined Viasat in 2015 and served as Deputy CEO and Chief Marketing Officer of Euro Broadband Infrastructure Sarl (which was at that time 49% owned by Viasat). In March 2018, he was appointed Vice President and General Manager of Viasat Europe, and in March 2020, he was appointed President, Global Fixed Broadband. Mr. Dixon previously held senior management positions at DIRECTV, a satellite television company, and AT&T Inc., a telecommunications company. Mr. Dixon holds a B.S. degree in Business Administration from the University of Colorado and an M.B.A. degree from Pepperdine University.

James Dodd joined Viasat in March 2020 as President, Global Mobile Solutions. In December 2020, he assumed his current position as Senior Vice President and President, Global Enterprise & Mobility. Prior to joining Viasat, Mr. Dodd held a number of senior-level aviation management and engineering roles at Boeing, focused on complex Department of Defense and international contracted programs, overseeing strategic planning, execution, engineering and business development. Mr. Dodd was retired from October 2016 to February 2020, and at Boeing served as Vice President and Program Manager – Mobility, Surveillance and Engagement from 2015 to September 2016, Vice President and Program Manager – Weapons and Missile Systems from 2013 to 2014, and Vice President and Program Manager – Phantom Works, Advanced Boeing Military Aircraft from 2011 to 2012. Mr. Dodd earned an M.B.A. degree from Seattle University and a B.S. degree in Physics from Arkansas State University.

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

Melinda Kimbro joined Viasat in 2001 as Manager of Learning and Development. In 2003 she began to assume a broader role with the Human Resources organization. In 2008 she was appointed Director of Human Resources and in 2011 was appointed Vice President — Human Resources. In April 2016, she assumed the position of Senior Vice President — Human Resources, which was retitled Senior Vice President — People & Culture in April 2017. In May 2018,

she was also named Chief People Officer. Ms. Kimbro currently serves on the board of trustees at the San Diego Museum of Art. Ms. Kimbro started her career teaching at San Diego State University within the School of Communication. Prior to joining Viasat she held roles in corporate learning and organizational development for Nicholas-Applegate Capital Management, Qualcomm Personal Electronics and Sony Electronics. Ms. Kimbro holds B.A. and M.A. degrees in Communication from San Diego State University.

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

Craig Miller joined Viasat in 1995 and has held numerous technology, business and strategic leadership roles. In January 2015, Mr. Miller was appointed Chief Technology Officer, Government Systems, and in May 2021, he was promoted to President, Government Systems. Mr. Miller holds a B.S. degree in Electrical Engineering from the University of Arizona.

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

Krishna Nathan joined Viasat in September 2019 as its Chief Information Officer. Mr. Nathan previously held senior leadership roles at S&P Global, a financial information and analytics company, and IBM, a technology company. Mr. Nathan holds a B.S. degree in Electrical Engineering from George Washington University, an M.S. degree in Electrical Engineering from M.I.T. and a Ph.D. degree in Engineering from Brown University.

David Ryan joined Viasat in May 2016 as Vice President — Intelligence Programs, was appointed Senior Vice President and President, Space Systems in March 2018, and was appointed Senior Vice President and President, Space & Commercial Networks in March 2019. Prior to joining Viasat, Mr. Ryan held several roles at Northrop Grumman Corporation from 2005 to 2014, including Sector Vice President and General Manager of the Intelligence Systems Division. He also served in various roles at Boeing from 1990 to 2005, including President of Boeing Space Systems International. Mr. Ryan currently serves as a director of Space Micro Inc., a satellite electronics product company. Mr. Ryan earned a B.S.E.E and an M.E.E degree from Rice University.

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

Risks Related to Our Satellites and Business

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

•	the uptake of our in-flight services by commercial airlines and number of aircraft being retrofitted or installed with our IFC systems;

•	varying subscriber addition, churn and average revenue per user (ARPU) rates for our fixed broadband business and mix of wholesale and retail subscribers;
•	a complex and lengthy procurement process for most of our commercial networks and government systems customers and potential customers;
•	changes in the levels of R&D spending, including the effects of associated tax credits;
•	cost overruns on fixed-price development contracts;
•	the difficulty in estimating costs over the life of a contract, which may require adjustment in future periods;
•	the timing, quantity and mix of products and services sold;
•	market acceptance and the timing of availability of our new products and services;
•	the timing of customer payments for significant contracts;
•	one-time charges to operating income arising from items such as acquisition expenses, impairment of assets and write-offs of assets related to customer non-payments or obsolescence;
•	the failure to receive an expected order or a deferral of an order to a later period; and
•	the impact of public health crises, such as the COVID-19 pandemic, and economic and political conditions.

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

Satellite Failures or Degradations in Satellite Performance Could Affect Our Business, Financial Condition and Results of Operations

We own four satellites in service (ViaSat-2, ViaSat-1, KA-SAT and WildBlue-1) and lease or have access to capacity on multiple satellites. In addition, we have three ViaSat-3 class satellites under construction, and may construct, acquire or use additional satellites in the future. Satellites utilize highly complex technology and operate in the harsh environment of space and are subject to significant operational risks while in orbit. These risks include malfunctions (commonly referred to as anomalies), such as malfunctions in the deployment of subsystems and/or components, interference from electrostatic storms, and collisions with meteoroids, decommissioned spacecraft or other space debris. Our satellites have experienced various anomalies in the past and we will likely experience anomalies in the future. Anomalies can occur as a result of various factors, such as satellite manufacturer error, problems with the power or control sub-system of a satellite or general failures resulting from operating satellites in the harsh space environment.

Any single anomaly or other operational failure or degradation on the satellites we use could have a material adverse effect on our business, financial condition and results of operations. Anomalies may also reduce the expected useful life of a satellite, thereby creating additional expense due to the need to provide replacement or backup capacity. We may not be able to obtain backup capacity or a replacement satellite on reasonable economic terms, a reasonable schedule or at all. In addition, anomalies may cause a reduction of the revenues generated by the applicable satellite or the recognition of an impairment loss, and in some circumstances could lead to claims from third parties for damages, for example, if a satellite experiencing an anomaly were to cause physical damage to another satellite, create interference to the transmissions on another satellite or cause another satellite operator to incur expenses to avoid such physical damage or interference. Finally, anomalies may adversely affect our ability to insure our satellites at commercially reasonable premiums or terms, if at all. While some anomalies are covered by insurance policies, others may not be covered or may be subject to large deductibles.

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

Satellites Have a Finite Useful Life, and Their Actual Operational Life May Be Shorter than Their Design Life

Our ability to earn revenues from our satellite services depends on the continued operation of the satellites we own and operate or use. Each satellite has a limited useful life, referred to as its design life. There can be no assurance as to the actual operational life of a satellite, which may be shorter than its design life. A number of factors affect the useful lives of the satellites, including quality of design and construction, durability of component parts and back-up units, the ability to continue to maintain proper orbit and control over the satellite’s functions, efficiency of the launch vehicle used, consumption of on-board fuel, degradation and durability of solar panels, the actual space environment experienced and the occurrence of anomalies or other in-orbit risks affecting the satellite. In addition, continued improvements in satellite technology may make satellites obsolete prior to the end of their operational life.

New or Proposed Satellites Are Subject to Significant Risks Related to Construction and Launch that Could Limit Our Ability to Utilize these Satellites

We have three ViaSat-3 class satellites under construction and may construct and launch additional satellites in the future. The design and construction of satellites require significant investments of capital and management time. Satellite construction and launch are also subject to significant risks, including construction delays, manufacturer error, cost overruns, regulatory conditions or delays, unavailability of launch opportunities, launch failure, damage or destruction during launch and improper orbital placement, any of which could result in significant additional cost or materially impair the useful life, capacity, coverage or operational capabilities of the satellite. Unlike our ViaSat-1 and ViaSat-2 satellites, which were constructed in their entirety by the satellite manufacturer, we construct the payload for our ViaSat-3 class satellites ourselves at our own facilities, with Boeing then integrating the completed payload into the satellite bus at their facilities. Moreover, the technologies in our ViaSat-3 satellite design are very complex, and there can be no assurance that the technologies will work as we expect or that we will realize any or all of the anticipated benefits of our ViaSat-3 satellite design. Difficulties or delays in the construction or integration of the payload for our ViaSat-3 class satellites or the implementation of our ViaSat-3 satellite design could adversely affect our business plan for these satellites and result in significant additional cost. We have in the past identified construction-related issues in our satellites. For example, our ViaSat-2 satellite experienced an antenna deployment issue which reduced its output capabilities. We have also experienced delays in satellite construction and launch, such as the delay in launching of our ViaSat-2 satellite caused by civil unrest in French Guiana (the location of the satellite launch) and the construction delays in our ViaSat-3 satellites caused by the COVID-19 pandemic. If satellite construction schedules are not met or other events prevent satellite launch on schedule, a launch opportunity may not be available at the time the satellite is ready to be launched. In addition, delays in construction or launch could impact our ability to meet milestone conditions in our satellite authorizations and/or to maintain the rights we may enjoy under various ITU filings. In addition, a launch failure may result in significant delays because of the need both to construct a replacement satellite, which can take up to 36 months or longer, and to obtain other launch opportunities. The overall historical loss rate in the satellite industry for all launches of commercial satellites in fixed orbits in the last five years is estimated by some industry participants to be approximately 3% but could at any time be higher. Launch vehicles may also under perform, in which case the satellite may still be able to be placed into service by using its onboard propulsion systems to reach the desired orbital location, but this would cause a reduction in its useful life.  A significant delay in the construction, delivery or launch of a satellite may have a material adverse effect on our operations or our business plan for the satellite.

Moreover, even if launch is successful, there can be no assurance that the satellite will successfully reach its geostationary orbital slot and pass in-orbit testing prior to transfer of control of the satellite to us. The failure to implement our satellite deployment plan on schedule could have a material adverse effect on our business, financial condition and results of operations.

Potential Satellite Losses May Not Be Fully Covered By Insurance, or at All

We may not be able to obtain or renew pre-launch, launch or in-orbit insurance for our satellites on reasonable economic terms or at all. If we are able to obtain or renew our insurance, it may contain customary exclusions and exclusions for past satellite anomalies. A failure to obtain or renew our satellite insurance may also result in a default under our debt instruments. In addition, the occurrence of anomalies on other satellites, or failures of a satellite using similar components or failures of a similar launch vehicle to any launch vehicle we intend to use, may materially adversely affect our ability to insure our satellites at commercially reasonable premiums or terms, if at all.

The policies covering our insured satellites will not cover the full cost of constructing and launching or replacing a satellite nor fully cover our losses in the event of a satellite failure or significant degradation. Moreover, such policies do not cover, and we do not have protection against, lost profits, business interruptions, fixed operating expenses, loss of business or similar losses, including contractual payments that we may be required to make under our agreements with our customers for interruptions or degradations in service. Our insurance contains customary exclusions, material change and other conditions that could limit recovery under those policies. Further, any insurance proceeds may not be received on a timely basis in order to launch a replacement satellite or take other remedial measures. In addition, the policies are subject to limitations involving uninsured losses, large satellite performance deductibles and policy limits.

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

Our management is focused on mitigating the effects of the COVID-19 pandemic, which has required and will continue to require a large investment of time and resources across our business. The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments, which are highly uncertain and cannot be predicted with confidence, including: the duration, scope and severity of the pandemic; actions taken to contain or mitigate its impact and their effectiveness; the speed and extent of vaccination programs; impacts on our supply chain (including shortages of component parts or constrained manufacturing capacity); the impact of the pandemic on economic activity; the extent and duration of the pandemic’s effect on customer demand, payment and buying patterns; the impact of the pandemic on demand for global air or cruise ship travel and the extent and duration of the grounding of aircraft; a reduction in government spending in response to the COVID-19 pandemic or a prioritization of healthcare and unemployment spending over defense expenditures; the health of and the effect on our workforce and our ability to meet staffing needs in our businesses and facilities (particularly if members of our workforce are quarantined as a result of exposure); any impairment in value of our tangible or intangible assets which could be recorded as a result of a weaker economic conditions; and the potential effects on our internal controls, including those over financial reporting, as a result of changes in working environments such as shelter-in-place and similar orders that are applicable to our employees and business partners, among others. The impact of COVID-19 may also exacerbate other risks discussed under the heading “Risk Factors” and elsewhere in this report.

The Markets in Which We Compete Are Highly Competitive and Our Competitors May Have Greater Resources than Us

The markets in which we compete are highly competitive and competition is increasing. In addition, because the markets in which we operate are constantly evolving and characterized by rapid technological change, it is difficult for us to predict whether, when and by whom new competing technologies, products or services may be introduced into our markets. Currently, we face substantial competition in each of our business segments. See “Business–Competition” in Part I, Item 1 of this report for a discussion of the competitive environment in each of our business segments. Many of our competitors have significant competitive advantages, including strong customer relationships, more experience with regulatory compliance, greater financial and management resources and access to technologies not available to us. Many of our competitors are also substantially larger than we are and may have more extensive engineering, manufacturing and marketing capabilities than we do. As a result, these competitors may be able to adapt more quickly to changing technology or market conditions or may be able to devote greater resources to the development, promotion and sale of their products. Our ability to compete in each of our segments may also be adversely affected by limits on our capital resources and our ability to invest in maintaining and expanding our market share.

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

We currently hold authorizations to, among other things, operate various satellite earth stations (including but not limited to user terminals, facilities that interconnect with the internet backbone, and network hubs) and operate satellite space stations and/or use those space stations to provide service to certain jurisdictions. Such authorizations are conditioned upon meeting certain milestone conditions and/or due diligence requirements, which if not met or extended could result in loss of the authorization. While we anticipate that these authorizations will be extended or renewed in the ordinary course to the extent that they otherwise would expire, or replaced by authorizations covering more advanced facilities, we can provide no assurance that this will be the case. Our inability to timely obtain or maintain such authorizations could delay or preclude our operation of such satellites or our provision of products and services that rely upon such satellites. Further, changes to the laws and regulations under which we operate could adversely affect our ability to obtain or maintain authorizations. Any of these circumstances could have a material adverse impact on our business, financial condition and results of operations.

The spacecraft we use in our business are subject to the regulatory authority of, and conditions imposed by, foreign governments, as well as contractual arrangements with third parties and the regulations and procedures of the ITU governing access to orbital and spectrum rights and the international coordination of satellite networks. The use of spacecraft in our business is subject to various conditions in the underlying authorizations held by us and third parties, as well as the requirements of the laws and regulations of those jurisdictions. Any failure to meet these types of requirements in a timely manner, maintain our contractual arrangements, obtain or maintain our authorizations, or manage potential conflicts with the orbital slot rights afforded to third parties, could lead to us losing our rights to operate from these orbital locations or may otherwise require us to modify or limit our operations from these locations, which could materially adversely affect our ability to operate a satellite at full capacity or at all, and could have a material adverse impact on our business, financial condition and results of operations.

The Global Business Environment and Economic Conditions Could Negatively Affect Our Business, Financial Condition and Results of Operations

Our business and operating results are affected by the global business environment and economic conditions, including changes in interest rates, consumer credit conditions, consumer debt levels, consumer confidence, rates of inflation, unemployment rates, energy costs, geopolitical issues and other macro-economic factors. For example, high unemployment levels or energy costs may impact our customer base in our satellite services segment by reducing consumers’ discretionary income and affecting their ability to subscribe for our broadband services. Our commercial networks segment similarly depends on the economic health and willingness of our customers and potential customers to make and adhere to capital and financial commitments to purchase our products and services. During periods of slowing global economic growth or recession, our customers or key suppliers may experience deterioration of their businesses, cash flow shortages and difficulty obtaining financing or insolvency. Existing or potential customers may reduce or postpone spending in response to tighter credit, reduced consumer demand, negative financial news or declines in income or asset values, which could have a material negative effect on the demand for our products and services. For example, the business and financial condition of our commercial airline customers, which represented less than 10% of our total revenues for fiscal year 2020, were materially impacted during fiscal year 2021 by disruptions to global air travel caused by the outbreak of COVID-19. In addition, natural disasters, political instability, civil unrest, terrorist activity, acts of war, and public health issues such as the COVID-19 pandemic or epidemics could disrupt supplies and raise prices globally which, in turn, may have adverse effects on the world and U.S. economies. Any of these factors could result in reduced demand for, and pricing pressure on, our products and services, which could reduce our revenues and adversely affect our business, financial condition and results of operations.

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

The outbreak of COVID-19 has created considerable instability and disruption in the U.S. and world economies and financial markets, and contributed to significant volatility in equity and debt markets, and may result in an economic downturn or recession. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. The extent of the impact of the COVID-19 pandemic on our business will depend on many factors, including the duration and scope of the public health emergency, the extent, duration and effectiveness of containment actions taken, the speed and extent of vaccination programs, the extent of its disruption to important global, regional and local supply chains and economic markets, and the impact of the pandemic on overall supply and demand, global air travel, consumer confidence, discretionary spending levels and levels of economic activity. See “—The COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations.”

Acquisitions, Joint Ventures and Other Strategic Alliances May Have an Adverse Effect on Our Business

In order to position ourselves to take advantage of growth opportunities, from time to time we make strategic acquisitions (such as our acquisition of RigNet) and enter into joint ventures and other strategic alliances that involve significant risks and uncertainties. Risks and uncertainties relating to acquisitions, joint ventures and other strategic alliances include:

•	the difficulty in integrating and managing newly acquired businesses or any businesses of a joint venture or strategic alliance in an efficient and effective manner;
•	the challenges in achieving objectives, cost savings and other benefits expected from such transactions;
•	the risk of diverting resources and the attention of senior management from the operations of our business;

•	additional demands on management related to the increase in the size and scope of our company following an acquisition or to the complexities of a joint venture or strategic alliance;
•	difficulties in the assimilation and retention of key employees and in maintaining relationships with present and potential customers, distributors and suppliers of an acquired business;
•	the lack of unilateral control over a joint venture or strategic alliance and the risk that joint venture or strategic partners have business goals and interests that are not aligned with ours;
•	the failure of a partner to satisfy its obligations or the bankruptcy or malfeasance of such partner;
•	costs and expenses associated with any undisclosed or potential liabilities of an acquired business;
•

delays, difficulties or unexpected costs in the integration, assimilation, implementation or modification of platforms, systems, functions, technologies and infrastructure to support the combined business, joint venture or strategic alliance, as well as maintaining uniform standards, controls (including internal accounting controls), procedures and policies;

•	the risk that funding requirements may be significantly greater than anticipated;
•	the risks of entering markets in which we have less experience; and
•	the risks of disputes concerning indemnities and other obligations that could result in substantial costs.

In connection with acquisitions, joint ventures or strategic alliances, we may incur debt, issue equity securities, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could cause our earnings per share to decline. Mergers, acquisitions, joint ventures and strategic alliances are inherently risky and subject to many factors outside of our control, and we cannot be certain that our previous or future acquisitions, joint ventures and strategic alliances will be successful and will not materially adversely affect our business, operating results or financial condition. We may not be able to successfully integrate the businesses, products, technologies or personnel that we acquire in the future, and any strategic investments we make may not meet our financial or other investment objectives. Any failure to do so could seriously harm our business, financial condition and results of operations.

Our Reliance on U.S. Government Contracts Exposes Us to Significant Risks

Our government systems segment revenues typically represent approximately half of our total revenues and are derived primarily from U.S. Government applications. Therefore, any significant disruption or deterioration of our relationship with the U.S. Government would significantly reduce our revenues. U.S. Government business exposes us to various risks, including:

•	changes in governmental procurement legislation and regulations and other policies, which may reflect military and political developments;
•	unexpected contract or project terminations or suspensions;
•	unpredictable order placements, reductions or cancellations;
•

reductions or delays in government funds available for our projects due to government policy changes, budget cuts or delays, changes in available funding, reductions in defense expenditures and contract adjustments;

•	the ability of competitors to protest contractual awards;
•	penalties arising from post-award contract audits;
•	the reduction in the value of our contracts as a result of the routine audit and investigation of our costs by U.S. Government agencies;
•	higher-than-expected final costs, particularly relating to software and hardware development, for work performed under contracts where we commit to specified deliveries for a fixed price;
•	limited profitability from cost-reimbursement contracts under which the profit is limited to a specified amount;
•

unpredictable cash collections of unbilled receivables that may be subject to acceptance of deliverables by the customer and contract close-out procedures, including government approval of final indirect rates;

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

•	our ability to continue to develop market-leading satellite technologies, including high-capacity Ka-band satellites and associated ground networks;
•

our ability to enhance our offerings by continuing to increase satellite capacity, bandwidth cost-efficiencies and service quality and adding innovative features that differentiate our offerings from those of our competitors;

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

We cannot assure you that our new technology, product or service offerings will be successful or that any of our offerings will achieve market acceptance. Many of these risks are amplified in new and emerging markets where we do not currently operate or have limited operations, but which present opportunities for international expansion following the launch of our ViaSat-3 global constellation. The time from conception through satellite launch for a new satellite design may be four years or longer, thereby delaying our ability to realize the benefits of our investments in new satellite designs and technologies. We may experience difficulties that could delay or prevent us from successfully selecting, developing, manufacturing or marketing new technologies, products or services, which could increase costs and divert our attention and resources from other projects. We cannot be sure that our efforts and expenditures will ultimately lead to the timely development of new offerings and technologies. In addition, defects may be found in our products after we begin deliveries that could degrade service quality, or result in the delay or loss of market acceptance. If we are unable to design, manufacture, integrate and market profitable new products and services for existing or emerging markets, it could materially harm our business, financial condition and results of operations, and impair the value of our common stock.

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

Our Reputation and Business Could Be Materially Harmed as a Result of Data Breaches, Data Theft, Unauthorized Access or Hacking

Our success depends, in part, on the secure and uninterrupted performance of our information technology systems. These systems may be subject to damage or interruption from, among other things, earthquakes, adverse weather conditions, other natural disasters, terrorist attacks, rogue employees, power loss, telecommunications failures, and cybersecurity risks. An increasing number of companies have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on their computer networks. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Additionally, outside parties may attempt to induce employees or users to disclose sensitive or confidential information in order to gain access to data. If unauthorized parties gain access to our information technology systems, they may be able to misappropriate assets or sensitive information (such as personal information of our customers, business partners and employees), cause interruption in our operations, corruption of data or computers, or otherwise damage our reputation and business. In such circumstances, we could be held liable to our customers or other parties, or be subject to regulatory or other actions for breaching privacy rules. Any compromise of our security could result in a loss of confidence in our security measures, and subject us to litigation, civil or criminal penalties, and negative publicity that could adversely affect our financial condition and results of operations. We could also suffer other negative consequences, including significant remediation costs, significant increased cybersecurity protection costs, loss of material revenues resulting from attacks on our satellites or technology, and the unauthorized use of proprietary information or the failure to retain or attract customers following an attack. Further, if we are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions, and expulsion from card acceptance programs, which could adversely affect our operations.

A Significant Portion of Our Revenues Is Derived from a Few of Our Contracts

A small number of our contracts account for a significant percentage of our revenues. Our five largest contracts generated approximately 16% of our total revenues in fiscal year 2021. Our largest revenue-producing contracts are related to our tactical data link products and fixed satellite networks. The failure of these customers or any of our key distributors to place additional orders or to maintain their contracts with us for any reason, including any downturn in their business or financial condition or our inability to renew our contracts with these customers or obtain new contracts when they expire, could materially harm our business and impair the value of our common stock.

A number of our commercial customers have in the past, and may in the future, experience financial difficulties. Many of our commercial customers face risks that are similar to those we encounter, including risks associated with market growth, product defects, market acceptance of products and services, and the ability to obtain sufficient capital. We cannot assure you that our customers will be successful in managing these risks. If our customers do not successfully manage these types of risks, it could impair our ability to generate revenues and collect amounts due from these customers and materially harm our business.

Our Development Contracts May Be Difficult for Us to Comply with and May Expose Us to Third-Party Claims for Damages

We are often party to government and commercial contracts involving the development of new products. We derived approximately 23% of our total revenues for fiscal year 2021 from these development contracts. These contracts typically contain strict performance obligations and project milestones. We cannot assure you we will comply with these performance obligations or meet these project milestones in the future. If we are unable to comply with these performance obligations or meet these milestones, our customers may terminate these contracts and, under some circumstances, recover damages or other penalties from us. We are not currently, nor have we always been, in compliance with all outstanding performance obligations and project milestones in our contracts. We cannot assure you that the other parties to any such contract will not terminate the contract or seek damages from us. If other parties elect to terminate their contracts or seek damages from us, it could materially harm our business and impair the value of our common stock.

We May Experience Losses from Our Fixed-Price Contracts

A substantial majority of revenues in our government systems and commercial networks segments are derived from contracts with fixed prices. These contracts carry the risk of potential cost overruns because we assume all of the cost burden. We assume greater financial risk on fixed-price contracts than on other types of contracts because if we do not anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract, it may significantly reduce our net profit or cause a loss on the contract. In the past, we have experienced significant cost overruns and losses on fixed-price contracts. Because many of these contracts involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, problems with our suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. Furthermore, if we do not meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. We believe a high percentage of our contracts in our government systems and commercial networks segments will be at fixed prices in the future. Although we attempt to accurately estimate costs for fixed-price contracts, we cannot assure you our estimates will be adequate or that substantial losses on fixed-price contracts will not occur in the future. If we are unable to address any of the risks described above, it could materially harm our business, financial condition and results of operations, and impair the value of our common stock.

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

Our reliance on contract manufacturers and on sole source suppliers or a limited group of suppliers involves several risks. We may not be able to obtain an adequate supply of required components, and our control over the price, timely delivery, reliability and quality of finished products may be reduced. The process of manufacturing our products and some of our components and subassemblies is extremely complex. We have in the past experienced and may in the future experience delays in the delivery of and quality problems with products and components and subassemblies from vendors. Some of the suppliers we rely upon have relatively limited financial and other resources. Some of our vendors have manufacturing facilities in areas that may be prone to natural disasters and other natural occurrences that may affect their ability to perform and deliver under our contract. Moreover, an outbreak of a pandemic such as the COVID-19 pandemic and associated quarantines, closures and travel restrictions or other major event may cause temporary or long-term disruptions in our supply chain and distribution systems and/or delays in the delivery of inventory. If we are not able to obtain timely deliveries of components and subassemblies of acceptable quality or if we are otherwise required to seek alternative sources of supply or to substitute alternative technology, or to manufacture our finished products or components and subassemblies internally, our ability to satisfactorily and timely complete our customer obligations could be negatively impacted which could result in reduced sales, termination of contracts and damage to our reputation and relationships with our customers. This failure could also result in a customer terminating our contract for default. A default termination could expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders. In addition, a delay in our ability to obtain components and equipment parts from our suppliers may affect our ability to meet our customers’ needs and may have an adverse effect upon our profitability.

We Depend on a Limited Number of Key Employees Who Would Be Difficult to Replace

We depend on a limited number of key technical, marketing and management personnel to manage and operate our business. In particular, we believe our success depends to a significant degree on our ability to attract and retain highly skilled personnel, including our Executive Chairman, Mark Dankberg, and our Chief Executive Officer, Richard Baldridge, and those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for these types of personnel is intense, and the loss of key employees could materially harm our business and impair the value of our common stock. To the extent that the demand for qualified personnel exceeds supply, we could experience higher labor, recruiting or training costs to attract and retain such employees, or experience difficulties in performing under our contracts if our needs for such employees were unmet.

Because We Conduct Business Internationally, We Face Additional Risks Related to Global Political and Economic Conditions, Changes in Regulation and Currency Fluctuations

Approximately 9% of our total revenues in fiscal year 2021 were derived from international sales. Many of our international sales may be denominated in foreign currencies. Because we do not currently engage in, nor do we anticipate engaging in, material foreign currency hedging transactions related to international sales, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies. This decrease in value could also make our products less price-competitive.

There are additional risks in conducting business internationally, including unexpected changes in laws, policies and regulatory requirements, including but not limited to regulations related to import-export control; increased cost of localizing systems in foreign countries; increased sales and marketing and R&D expenses; availability of suitable export financing; timing and availability of export licenses; imposition of taxes, tariffs, embargoes and other trade barriers; political and economic instability, including as a result of the United Kingdom’s “Brexit” withdrawal from the EU; issues related to the political relationship between the United States and other countries; fluctuations in currency exchange rates, foreign exchange controls and restrictions on cash repatriation; compliance with international laws and U.S. laws affecting the activities of U.S. companies abroad; challenges in staffing and managing foreign operations; difficulties in managing distributors; requirements for additional liquidity to fund our international operations; ineffective legal protection of our intellectual property rights in certain countries; potentially adverse tax consequences; potential difficulty in making adequate payment arrangements; and potential difficulty in collecting accounts receivable. As a result of these and other risks, we may be unsuccessful in implementing our business plan for our broadband services business internationally, or we may not be able to achieve the revenues that we expect.

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

Future Sales of Our Common Stock Could Lower Our Stock Price and Dilute Existing Stockholders

In February 2019, we filed a universal shelf registration statement with the SEC for the future sale of an unlimited amount of common stock, preferred stock, debt securities, depositary shares, warrants and rights. The securities may be offered from time to time, separately or together, directly by us, by selling security holders, or through underwriters, dealers or agents at amounts, prices, interest rates and other terms to be determined at the time of the offering. For example, during the third quarter of fiscal year 2017 we completed the sale of approximately 7.5 million shares of our common stock in an underwritten public offering. Additionally, during the second quarter of fiscal year 2021, we completed the sale of approximately 4.5 million shares of our common stock to certain accredited investors in a private placement transaction exempt from registration under the Securities Act of 1933, as amended.

We may also issue additional shares of common stock to finance future acquisitions. For example, during the first quarter of fiscal year 2022, we issued approximately 4.0 million shares of our common stock as consideration for our acquisition of RigNet. Additionally, a substantial number of shares of our common stock are available for future sale pursuant to stock options, warrants or issuance pursuant to our 1996 Equity Participation Plan of ViaSat, Inc. and the ViaSat, Inc. Employee Stock Purchase Plan. We cannot predict the size of future issuances of our common stock or the effect, if any, that future sales and issuances of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares issued upon the exercise of stock options and warrants or in connection with acquisition financing), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock. In addition, these sales may be dilutive to existing stockholders.

We Expect Our Stock Price to Be Volatile, and You May Lose All or Some of Your Investment

The market price of our common stock has been volatile in the past. For example, between April 1, 2019 and March 31, 2021, the market price of our common stock ranged from $97.31 to $25.10 (the low price occurred during the fourth quarter of fiscal year 2020, during a period when the COVID-19 pandemic drove significant volatility and dislocation in the stock market generally). Trading prices may continue to fluctuate in response to a number of events and factors, including the following:

•	quarterly variations in operating results and announcements of innovations;
•	announcements relating to the acquisition, construction and launch of satellites or the uptake of our in-flight services and IFC systems by commercial airlines;
•	new products, services and strategic developments by us or our competitors;
•	developments in our relationships with our customers, distributors, suppliers and joint venture partners;
•	changes in estimates and recommendations by securities analysts or failure to meet their expectations;
•	regulatory developments or other changes in the industries in which we operate; and
•	changes in market conditions in our industry or the economy as a whole.

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

We May Not Be Able to Utilize All of Our Deferred Tax Assets

We believe that we are likely to have sufficient taxable income in the future to fully realize our net deferred tax assets (consisting primarily of net operating loss and tax credit carryforwards, reserves and accruals that are not currently deductible for tax purposes). However, some or all of these deferred tax assets could expire unused if we are unable to generate sufficient taxable income in the future to take advantage of them or we enter into transactions that limit our right to use them. If it became more likely than not that deferred tax assets would expire unused, we would have to increase our valuation allowance against deferred tax assets to reflect this fact, which could materially increase our income tax expense, and adversely affect our results of operations and tangible net worth in the period in which it is recorded.

Moreover, our ability to utilize our net operating loss and tax credit carryforwards to offset future taxable income and reduce future cash tax liabilities would be negatively impacted if we were to experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the Code). In general terms, an “ownership change” can occur whenever the ownership of a company by one or more “5% shareholders” changes by more than 50 percentage points within a three-year period. The determination of whether an ownership change has occurred for purposes of Section 382 of the Code is complex and requires significant judgment. Moreover, the number of shares of our common stock outstanding at any time for purposes of Section 382 of the Code may differ from the number of shares that we report as outstanding in our filings with the SEC. If an ownership change occurs, our ability to utilize our net operating loss and tax credit carryforwards would be negatively impacted, which could have a material adverse effect on our business, financial condition and results of operations.

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

•	permit the board of directors to increase its own size and fill the resulting vacancies;
•	provide for a board comprised of three classes of directors with each serving a staggered three-year term;
•	authorize the issuance of blank check preferred stock in one or more series; and
•	prohibit stockholder action by written consent.

We are also subject to Section 203 of the Delaware General Corporation Law, which imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our common stock. In addition, under the Indentures, if certain “change of control” events occur, each holder of Notes may require us to repurchase all of such holder’s Notes at a purchase price equal to 101% of the principal amount of such Notes. Additionally, our Credit Facilities provide for an event of default upon the occurrence of certain specified “change of control” events.

Risks Related to the Regulation of Our Business

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

Changes in laws or regulations, including changes in the way spectrum is regulated and/or in regulations governing our products and services, changes in the way spectrum is made available to us, or is allowed to be used by others, or competing uses of spectrum or orbital locations, could, directly or indirectly, affect our operations or the operations of our distribution partners, increase the cost of providing our products and services and make our products and services less competitive. Some regulators are considering new or additional terrestrial services in the spectrum in which we operate, which may not be compatible with the way we use, or plan to use, that same spectrum. In certain instances, such changes could have a material adverse effect on our business, financial condition and results of operations.

Changes in U.S. political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the countries where we do business or source goods and materials, and any negative sentiments towards the United States as a result of such changes, could adversely affect our business.

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

Risks Related to Intellectual Property

Our Ability to Protect Our Proprietary Technology Is Limited

Our success depends on our ability to protect our proprietary rights to the technologies we use in our products and services. We generally rely on a combination of patents, copyrights, trademarks and trade secret laws and contractual rights to protect our proprietary rights. We also enter into confidentiality agreements with our employees, consultants and corporate partners, and control access to and distribution of our proprietary information. Despite our efforts, unauthorized parties may attempt to copy or obtain and use our proprietary information. If we are unable to protect our proprietary rights adequately, our competitors could use the intellectual property we have developed to enhance their own products and services, which could materially harm our business and impair the value of our common stock. Monitoring and preventing unauthorized use of our technology is difficult. From time to time, we undertake actions to prevent unauthorized use of our technology, including sending cease and desist letters. In addition, we may be required to commence litigation to protect our intellectual property rights or to determine the validity and scope of the proprietary rights of others. For example, in February 2012 we successfully sued Space Systems/Loral, Inc. and its former parent company Loral Space & Communications, Inc. for patent infringement and breach of contract relating to the manufacture of ViaSat-1. If we are unsuccessful in any such litigation in the future, our rights to enforce such intellectual property may be impaired or we could lose our rights to such intellectual property. We do not know whether the steps we have taken will prevent unauthorized use of our technology, including in foreign countries where the laws may not protect our proprietary rights as extensively as in the United States. If we are unable to protect our proprietary rights, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time and effort required to create the innovative products. Also, we have delivered technical data and information to the U.S. Government under procurement contracts, and the U.S. Government may have unlimited rights to use that technical data and information. There can be no assurance that the U.S. Government will not authorize others to use that data and information to compete with us.

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

Risks Related to Our Indebtedness

Our Level of Indebtedness May Adversely Affect Our Ability to Operate Our Business, Remain in Compliance with Debt Covenants, React to Changes in Our Business or the Industry in which We Operate, or Prevent Us from Making Payments on Our Indebtedness

We have a significant amount of indebtedness. As of March 31, 2021, the aggregate principal amount of our total outstanding indebtedness was $1.9 billion, which was comprised of $700.0 million in principal amount of 5.625% Senior Notes due 2025 (the 2025 Notes), $600.0 million in principal amount of 5.625% Senior Secured Notes due 2027 (the 2027 Notes), $400.0 million in principal amount of 6.500% Senior Notes due 2028 (the 2028 Notes), no outstanding borrowings under our revolving credit facility (the Revolving Credit Facility and, together with the Ex-Im Credit Facility, the Credit Facilities), $98.3 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility and $56.3 million of finance lease obligations. As of March 31, 2021, we had undrawn availability of $673.7 million under our Revolving Credit Facility and no remaining availability under our Ex-Im Credit Facility.

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

•

require us to dedicate a material portion of our cash flows to the payment of principal and interest on our indebtedness, thereby reducing the availability of our cash flows to fund working capital needs, capital expenditures, product development, satellite construction, acquisitions and other general corporate purposes;

•	expose us to variable interest rate risk to the extent we make borrowings under our Revolving Credit Facility;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	place us at a disadvantage compared to our competitors that have less indebtedness; and
•	limit our ability to adjust to changing market conditions.

Any of these risks could materially impact our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, financial condition and results of operations.

We May Incur Additional Indebtedness, which Could Further Increase the Risks Associated with Our Leverage

We may incur significant additional indebtedness in the future, which may include financing relating to future satellites, potential acquisitions, joint ventures and strategic alliances, working capital, capital expenditures or general corporate purposes. For example, we may incur additional indebtedness to fund our investments in our ViaSat-3 class satellites. As of March 31, 2021, we had undrawn availability of $673.7 million under our Revolving Credit Facility. In addition, the Credit Facilities and the indentures (collectively, the Indentures) governing the 2025 Notes, the 2027 Notes and the 2028 Notes (collectively, the Notes) permit us, subject to specified limitations, to incur additional indebtedness, including secured indebtedness.

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

We May Not Be Able to Generate Sufficient Cash to Service All of Our Indebtedness and Fund Our Working Capital and Capital Expenditures or Refinance Our Indebtedness, and May Be Forced to Take Other Actions to Satisfy Our Obligations under Our Indebtedness, which May Not Be Successful

Our ability to make scheduled payments on or to refinance our indebtedness will depend upon our future operating performance and on our ability to generate cash flow in the future, which is subject to economic, financial, business, competitive, legislative, regulatory and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings, including under our Revolving Credit Facility, will be sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. Moreover, there can be no assurance that we will be able to refinance our debt obligations on commercially reasonable terms, or at all.

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

If we cannot make scheduled payments on our debt, we will be in default and, as a result, the lenders under our Credit Facilities and the holders of the Notes could declare all outstanding principal and interest to be due and payable, the lenders under our Credit Facilities could terminate their commitments to loan money and foreclose against the assets securing the borrowings under our Credit Facilities, and we could be forced into bankruptcy or liquidation, which could result in you losing your investment in our company.

Covenants in Our Debt Agreements Could Limit Our Ability to Implement Our Business Plan

The Credit Facilities and the Indentures contain covenants that may restrict our ability to implement our business plan, borrow under our Credit Facilities or secure additional financing, respond to changing conditions, and engage in opportunistic transactions. The Credit Facilities and the Indentures include covenants restricting, among other things, our ability to incur indebtedness, issue redeemable or preferred stock, incur liens, sell or dispose of assets (including capital stock of subsidiaries), make loans and investments, pay dividends, enter into affiliate transactions, reduce our satellite insurance and consolidate or merge with or into, or sell substantially all of our assets to, another person.

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

If we default under our Credit Facilities or the Indentures, all outstanding amounts thereunder could become immediately due and payable. In the past we violated covenants in our former revolving credit facilities and received waivers for these violations. We cannot assure you that we will be able to comply with covenants or that any covenant violations will be waived in the future. Any violation that is not waived could result in an event of default, permitting our lenders to declare outstanding indebtedness and interest thereon due and payable, and permitting the lenders under our Credit Facilities to suspend commitments to make any advance or, with respect to the Revolving Credit Facility, require any outstanding letters of credit to be collateralized by an interest bearing cash account, any or all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, if we fail to comply with our financial or other covenants under our Credit Facilities or the Indentures, we may need additional financing to service or extinguish our indebtedness. We may not be able to obtain financing or refinancing on terms acceptable to us, if at all. We cannot assure you that we would have sufficient funds to repay all the outstanding amounts under our Credit Facilities or the Indentures, and any acceleration of amounts due would have a material adverse effect on our liquidity and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our worldwide headquarters are located at our Carlsbad, California campus. In addition to our Carlsbad campus, we have facilities, offices or earth stations located across the United States including our Tempe, Arizona facility, and across the globe. Although we believe that our existing facilities are suitable and adequate for our present purposes, we anticipate operating additional regional sales offices in fiscal year 2022 and beyond. Each of our segments uses each of these facilities.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the symbol “VSAT.” As of May 14, 2021, there were approximately 501 holders of record of our common stock. A substantially greater number of holders of Viasat common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

ITEM 6. SELECTED FINANCIAL DATA

This item is no longer required as we have elected to early apply the changes to Item 301 of Regulation S-K contained in SEC Release No. 33-10890.

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

Acquisitions

On April 30, 2021, subsequent to fiscal year end, we purchased the remaining 51% interest in Euro Infrastructure Co. from Eutelsat for approximately €142.6 million, or approximately $172.7 million (subject to customary post-closing net working capital and net debt adjustments). The purchase price was funded with available cash, resulting in a cash outlay of approximately €41.6 million, or $50.4 million, net of approximately €101.0 million, or $122.3 million, of Euro Infrastructure Co.’s cash on hand.

On April 30, 2021, subsequent to fiscal year end, we acquired RigNet in exchange for the issuance of approximately 4.0 million shares of our common stock and a de minimis amount of cash in respect of fractional shares. RigNet is a leading provider of ultra-secure, intelligent networking solutions and specialized applications.

Given the timing of the closing of these acquisitions, we are currently in the process of valuing the assets acquired and liabilities assumed in each of the business combinations. Therefore, we are not yet able to provide the amounts to be recognized for the major classes of assets acquired and liabilities assumed and other disclosures required by ASC 805, Business Combinations. We will disclose this and other related information in our Quarterly Report on Form 10-Q for the quarter ending June 30, 2021.

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

COVID-19

In March 2020, the global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government. The COVID-19 pandemic and attempts to contain it, such as mandatory closures, “shelter-in-place” orders and travel restrictions, have caused significant disruptions and adverse effects on U.S. and global economies, including impacts to supply chains, customer demand and financial markets. We have taken measures to protect the health and safety of our employees and to work with our customers, employees, suppliers, subcontractors, distributors, resellers and communities to address the disruptions from the pandemic. Although our financial results for the year ended March 31, 2021 were impacted by the pandemic, the impact was not material to our financial position, results of operations or cash flows in such period, with negative impacts particularly in our commercial aviation business offset by strong demand in our fixed broadband services business and other parts of our business. We continue to expect our diversified businesses to provide resiliency as we enter fiscal year 2022.

Our government systems segment, which represented 47% and 49% of our total revenues during fiscal years 2021 and 2020, respectively, continued to perform in line with our expectations. Demand for products and services in our government systems segment remained strong despite the evolving COVID-19 pandemic, although our government business experienced some administrative delays on certain contractual vehicles as government customers continue to adjust to the challenges inherent in the remote work environment resulting from the COVID-19 pandemic.

During fiscal year 2021, through the COVID-19 pandemic, we experienced increased demand for our premium high-speed plans in our fixed broadband services business, reflecting customers’ increased bandwidth needs in a remote working/distance schooling environment. However, the pandemic also caused a severe decline in global air traffic during fiscal year 2021, which reduced demand for our in-flight services and IFC systems in our satellite services and commercial networks segments, respectively. While current global airline traffic is still a fraction of the activity in fiscal year 2020, domestic airline traffic is showing signs of improvement. As a result, our in-flight services business showed modest improvement in the quarter ended March 31, 2021 compared to the quarter ended December 31, 2020 with increased planes in service and passenger volumes. We expect to continue to see negative impacts on revenues and operating cash flows from our IFC businesses in fiscal year 2022 and potentially beyond, but for the effects to continue to lessen over time with increases in passenger air traffic and the return to service of additional currently inactive aircraft. In each of fiscal years 2021 and 2020, less than 10% of our total revenues were generated by services and products provided to commercial airlines reported in our satellite services and commercial networks segments.

The extent of the impact of the COVID-19 pandemic on our business in fiscal year 2022 and potentially beyond will depend on many factors, including the duration and scope of the public health emergency, the extent, duration and effectiveness of containment actions taken, the speed and extent of vaccination programs, the extent of disruption to important global, regional and local supply chains and economic markets, and the impact of the pandemic on overall supply and demand, global air travel, consumer confidence, discretionary spending levels and levels of economic activity.

Satellite Services

Our satellite services segment uses our proprietary technology platform to provide satellite-based high-speed broadband services around the globe for use in commercial applications. Our proprietary Ka-band satellites are at the core of our technology platform. The primary services offered by our satellite services segment are comprised of:

•

Fixed broadband services, which provide consumers and businesses with high-speed, high-quality broadband internet access and VoIP services, primarily in the United States but also in various countries in Europe and Latin America. As of March 31, 2021, we provided fixed broadband services to approximately 590,000 U.S. subscribers.

•

In-flight services, which provide industry-leading IFC, W-IFE and aviation software services. As of March 31, 2021, our IFC systems were installed and in service on approximately 1,480 commercial aircraft, of which, due to impacts of the COVID-19 pandemic, approximately 200 were inactive at fiscal year end. We anticipate that approximately 1,190 additional commercial aircraft under existing customer agreements with commercial airlines will be put into service with our IFC systems. However, the timing of installation and entry into service for additional aircraft under existing customer agreements may be delayed due to COVID-19 impacts. Additionally, due to the nature of commercial airline contracts, there can be no assurance that anticipated IFC services will be activated on all such additional commercial aircraft. See the section entitled “COVID-19” above for a discussion of the impact of the COVID-19 pandemic on our in-flight services business.

•

Community Internet services, which offer innovative, affordable, satellite-based connectivity in communities with poor or no other means of internet access. The services help foster digital inclusion by enabling millions of people to connect to affordable high-quality internet services via a centralized community hotspot connected to the internet via satellite. Our Community Internet services are currently offered in Mexico, and we are trialing services in advance of full commercial launch in other countries, including Brazil, Guatemala and Nigeria.

•

Other mobile broadband services, which include high-speed, satellite-based internet services to seagoing vessels (such as energy offshore vessels, cruise ships, consumer ferries and yachts), as well as L-band managed services enabling real-time machine-to-machine (M2M) position tracking, management of remote assets and operations, and visibility into critical areas of the supply chain.

•

Advanced software and communication infrastructure services, which include ultra-secure solutions spanning global IP connectivity, bandwidth-optimized over-the-top applications, industrial Internet-of-Things big data enablement and industry-leading machine learning analytics. These services support the full evolution of digital enablement, and primarily result from our acquisition of RigNet subsequent to fiscal year end.

The assets and results of operations of Euro Infrastructure Co. and RigNet, which were acquired subsequent to fiscal year end (see discussion above), will primarily be included in our satellite services segment (with insignificant amounts included in our commercial networks segment), commencing with the first quarter of fiscal year 2022.

Commercial Networks

Our commercial networks segment develops and sells a wide array of advanced satellite and wireless products, antenna systems and terminal solutions that support or enable the provision of high-speed fixed and mobile broadband services. The primary products, systems, solutions and services offered by our commercial networks segment are comprised of:

•	Mobile broadband satellite communication systems, designed for use in aircraft, seagoing vessels and land-mobile systems.
•	Fixed broadband satellite communication systems, including next-generation satellite network infrastructure and ground terminals.
•

Antenna systems, including state-of-the-art ground and airborne terminals, antennas and gateways for terrestrial and satellite customer applications, mobile satellite communication, Ka-band earth stations and other multi-band antennas.

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

Revenues in our commercial networks and government systems segments are primarily derived from three types of contracts: fixed-price, cost-reimbursement and time-and-materials contracts. Fixed-price contracts (which require us to provide products and services under a contract at a specified price) comprised approximately 89%, 88% and 90% of our total revenues for these segments for fiscal years 2021, 2020 and 2019, respectively. The remainder of our revenues in these segments for such periods was derived primarily from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

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

Historically, a significant portion of our revenues in our commercial networks and government systems segments has been derived from customer contracts that include the development of products. The development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded development from our customer contracts were approximately 23%, 24% and 19% of our total revenues during fiscal years 2021, 2020 and 2019, respectively.

We also incur IR&D expenses, which are not directly funded by a third party. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to R&D projects. IR&D expenses were approximately 5%, 6% and 6% of total revenues in fiscal years 2021, 2020 and 2019, respectively. As a government contractor, we are able to recover a portion of our IR&D expenses pursuant to our government contracts.

Approximately 9%, 11% and 11% of our total revenues in fiscal years 2021, 2020 and 2019, respectively, were derived from international sales. Doing business internationally creates additional risks related to global political and economic conditions and other factors identified under the heading “Risk Factors” in Part I, Item 1A and elsewhere in this report.

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

Performance obligations related to developing and delivering complex equipment built to customer specifications under long-term contracts are recognized over time as these performance obligations do not create assets with an alternative use to us and we have an enforceable right to payment for performance to date. To measure the transfer of control, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for our contracts because that best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Estimating the total costs at completion of a performance obligation requires management to make estimates related to items such as subcontractor performance, material costs and availability, labor costs and productivity and the costs of overhead. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recognized in the period the loss is determined. A one percent variance in our future cost estimates on open fixed-price contracts as of March 31, 2021 would change our income before income taxes by an insignificant amount.

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

Deferred costs to obtain or fulfill contract

Under ASC 340-40, Other Assets and Deferred Costs – Contracts with Customers, we recognize an asset from the incremental costs of obtaining a contract with a customer if we expect to recover those costs. The incremental costs of obtaining a contract are those costs that we incur to obtain a contract with a customer that we would not have incurred if the contract had not been obtained. ASC 340-40 also requires the recognition of an asset from the costs incurred to fulfill a contract when (1) the costs relate directly to a contract or to an anticipated contract that we can specifically identify, (2) the costs generate or enhance our resources that will be used in satisfying (or in continuing to satisfy) performance obligations in the future, and (3) the costs are expected to be recovered. We recognize an asset related to commission costs incurred primarily in our satellite services segment and recognize an asset related to costs incurred to fulfill contracts. Costs to acquire customer contracts are amortized over the estimated customer contract life. Costs to fulfill customer contracts are amortized in proportion to the revenue to which the costs relate. For contracts with an estimated amortization period of less than one year, we expense incremental costs immediately.

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

We own three satellites in service over North America (ViaSat-2, ViaSat-1 and WildBlue-1) and, after acquiring the remaining interest in Euro Infrastructure Co. subsequent to fiscal year end, we also own the KA-SAT satellite over EMEA. In addition, we have lifetime leases of Ka-band capacity on two satellites. We also have a global constellation of three third-generation ViaSat-3 class satellites under construction. In addition, we own related earth stations and networking equipment for all of our satellites. Property, equipment and satellites, net also includes the customer premise equipment units leased to subscribers under a retail leasing program as part of our satellite services segment.

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

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by us for fiscal years 2021, 2020 and 2019.

We account for our goodwill under the authoritative guidance for goodwill and other intangible assets (ASC 350) and the provisions of ASU 2017-04, Simplifying the Test for Goodwill Impairment, which we early adopted in fiscal year 2020. Current authoritative guidance allows us to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If, after completing the qualitative assessment, we determine that it is more likely than not that the estimated fair value is greater than the carrying value, we conclude that no impairment exists. Alternatively, if we determine in the qualitative assessment that it is more likely than not that the fair value is less than its carrying value, then we perform a quantitative goodwill impairment test to identify both the existence of an impairment and the amount of impairment loss, by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than the carrying value, then a goodwill impairment charge will be recognized in the amount by which the carrying amount exceeds the fair value, limited to the total amount of goodwill allocated to that reporting unit. We test goodwill for impairment during the fourth quarter every fiscal year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.

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

Based on our qualitative assessment performed during the fourth quarter of fiscal year 2021, we concluded that it was more likely than not that the estimated fair value of our reporting units exceeded their carrying value as of March 31, 2021, and therefore, determined it was not necessary to perform a quantitative goodwill impairment test.

Income taxes and valuation allowance on deferred tax assets

Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis to determine if the weight of available evidence suggests that an additional valuation allowance is needed. In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the event that our estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established, which would cause a decrease to income in the period such determination is made. Our valuation allowance against deferred tax assets increased from $42.6 million at March 31, 2020 to $47.1 million at March 31, 2021. The valuation allowance relates to state and foreign net operating loss carryforwards, state R&D tax credit carryforwards and foreign tax credit carryforwards.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data for the periods indicated:

	Fiscal Years Ended
	March 31, 2021	March 31, 2020	March 31, 2019
Revenues:	100.0%	100.0%	100.0%
Product revenues	46	51	53
Service revenues	54	49	47
Operating expenses:
Cost of product revenues	34	37	40
Cost of service revenues	35	33	34
Selling, general and administrative	23	23	22
Independent research and development	5	6	6
Amortization of acquired intangible assets	—	—	—
Income (loss) from operations	3	2	(3)
Interest expense, net	(1)	(2)	(2)
Income (loss) before income taxes	1	—	(5)
(Provision for) benefit from income taxes	(—)	—	2
Net income (loss)	1	1	(3)
Net income (loss) attributable to Viasat, Inc.	—	—	(3)

Fiscal Year 2021 Compared to Fiscal Year 2020

Revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2021	March 31, 2020	Increase (Decrease)	Increase (Decrease)
Product revenues	$1,044.5	$1,172.5	$(128.1)	(11)%
Service revenues	1,211.7	1,136.7	75.0	7%
Total revenues	$2,256.1	$2,309.2	$(53.1)	(2)%

Our total revenues decreased by $53.1 million as a result of a $128.1 million decrease in product revenues, partially offset by a $75.0 million increase in service revenues. The product revenue decrease was driven primarily by decreases of $107.0 million in our government systems segment and $21.1 million in our commercial networks segment. The service revenue increase was due to increases of $42.4 million in our satellite services segment and $35.2 million in our government systems segment, partially offset by a $2.6 million decrease in our commercial networks segment.

Cost of revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2021	March 31, 2020	Increase (Decrease)	Increase (Decrease)
Cost of product revenues	$774.9	$845.8	$(70.9)	(8)%
Cost of service revenues	789.4	763.9	25.5	3%
Total cost of revenues	$1,564.3	$1,609.7	$(45.4)	(3)%

Cost of revenues decreased by $45.4 million due to a decrease of $70.9 million in cost of product revenues, partially offset by a $25.5 million increase in cost of service revenues. The cost of product revenue decrease was mainly due to decreased revenues, causing a $92.4 million decrease in cost of product revenues on a constant margin basis, mainly from revenue decreases in our government systems and commercial networks segments. The decrease in cost of product revenues was partially offset by lower margins, primarily driven by our mobile broadband satellite communication systems products in our commercial networks segment and our government mobile broadband products and tactical data link products in our government systems segment. The cost of service revenue increase primarily related to increased revenues from our fixed broadband services business, partially offset by improved margins in our fixed broadband services business, reflecting the strength of the low variable costs structure of our fixed broadband services business as the business continues to scale.

Selling, general and administrative expenses

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2021	March 31, 2020	Increase (Decrease)	Increase (Decrease)
Selling, general and administrative	$512.3	$523.1	$(10.8)	(2)%

The $10.8 million decrease in SG&A expenses was primarily due to a decrease in selling costs of $13.4 million and a decrease in bid and proposal costs of $6.6 million, partially offset by an increase in support costs of $9.2 million. The decrease in selling costs was mainly driven by our satellite services segment, but was reflected across all three segments. The decrease in bid and proposal costs was mainly from our government systems segment. The increase in support costs reflected increases across all three segments. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2021	March 31, 2020	Increase (Decrease)	Increase (Decrease)
Independent research and development	$115.8	$130.4	$(14.6)	(11)%

The $14.6 million decrease in IR&D expenses was mainly the result of a decrease of $16.7 million in IR&D efforts in our commercial networks segment (primarily related to next-generation satellite payload technologies and mobile broadband satellite communication systems).

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to ten years. The $2.1 million decrease in amortization of acquired intangible assets in fiscal year 2021 compared to fiscal year 2020 was primarily the result of certain acquired intangibles in our satellite services segment becoming fully amortized during the prior fiscal year. Expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
Expected for fiscal year 2022	$3,300
Expected for fiscal year 2023	2,993
Expected for fiscal year 2024	2,472
Expected for fiscal year 2025	803
Expected for fiscal year 2026	—
Thereafter	—
$9,568

Interest income

The $1.2 million decrease in interest income for fiscal year 2021 compared to fiscal year 2020 was primarily the result of lower interest rates during fiscal year 2021 compared to fiscal year 2020.

Interest expense

The $6.0 million decrease in interest expense in fiscal year 2021 compared to fiscal year 2020 was primarily due to an increase in the amount of interest capitalized compared to the prior year period. This decrease in interest expense was partially offset by the addition of interest expense related to the 2028 Notes, which were issued in the first quarter of fiscal year 2021.

Income taxes

The income tax provision in fiscal year 2021 primarily reflected the tax expense from our income before income taxes, the tax expense for tax deficiencies upon settlement of stock-based compensation during the period, and non-deductible compensation, partially offset by benefit from federal and state R&D tax credits. The income tax benefit in fiscal year 2020 primarily reflected the tax benefit from federal and state R&D tax credits, partially offset by the tax expense from our income before income taxes.

Segment Results for Fiscal Year 2021 Compared to Fiscal Year 2020

Satellite services segment

Revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2021	March 31, 2020	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$—	$—	$—	—%
Segment service revenues	868.9	826.6	42.4	5%
Total segment revenues	$868.9	$826.6	$42.4	5%

Our satellite services segment revenues increased by $42.4 million due to an increase in service revenues. The increase in service revenues was primarily driven by higher ARPU in the United States in our fixed broadband business when compared to the prior year period, partially offset by a decrease in service revenues from our in-flight services. The increase in ARPU reflected a higher mix of new and existing subscribers choosing Viasat’s premium highest speed plans. The in-flight service revenue decrease was driven primarily by an 8% decrease in the number of commercial aircraft using in-flight services through our IFC systems as of year end as a result of the COVID-19 pandemic. In addition, our fiscal year 2021 in-flight service revenues were impacted by the reductions in passenger air traffic and the number of inactive installed aircraft, as well as lower capacity on active installed aircraft as a result of the COVID-19 pandemic.

Segment operating profit

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2021	March 31, 2020	Increase (Decrease)	Increase (Decrease)
Segment operating profit	$35.9	$7.0	$28.8	411%
Percentage of segment revenues	4%	1%

The $28.8 million increase in our satellite services segment operating profit was driven primarily by higher earnings contributions of $24.4 million, mainly due to increased revenues, with significant flow through resulting in improved margins, reflecting the strength of the low variable costs structure of our fixed broadband services business as the business continues to scale. The increase in operating profit was also driven by lower selling costs. This increase was partially offset by lower margins resulting from the negative impact of the COVID-19 pandemic on our in-flight services business and an increase in costs related to our investments in emerging global broadband businesses.

Commercial networks segment

Revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2021	March 31, 2020	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$268.8	$290.0	$(21.1)	(7)%
Segment service revenues	52.0	54.6	(2.6)	(5)%
Total segment revenues	$320.9	$344.6	$(23.7)	(7)%

Our commercial networks segment revenues decreased by $23.7 million, primarily due to a $21.1 million decrease in product revenues and a $2.6 million decrease in service revenues. The decrease in product revenues was primarily due to a decrease of $44.9 million in mobile broadband satellite communication systems products due to decreased IFC terminal deliveries resulting from the severe decline in global air traffic and resulting downturn in the commercial aviation market as a result of the COVID-19 pandemic, as well as a decrease of $5.4 million in satellite networking development programs products. The product revenue decrease was partially offset by increases of $22.7 million in antenna systems products and $4.0 million in fixed satellite networks products. The decrease in service revenues was primarily due to a $5.3 million decrease in mobile broadband satellite communication systems services, partially offset by a $2.9 million increase in fixed satellite network services.

Segment operating loss

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2021	March 31, 2020	(Increase) Decrease	(Increase) Decrease
Segment operating loss	$(180.7)	$(186.9)	$6.1	3%
Percentage of segment revenues	(56)%	(54)%

Our commercial networks segment operating loss decreased by $6.1 million year-over-year. The decrease in operating loss was driven primarily by a $16.7 million decrease in IR&D expenses (primarily related to next-generation satellite payload technologies and mobile broadband satellite communication systems) and careful management of SG&A expenses, partially offset by lower earnings contributions of $12.4 million, driven by decreased revenues and lower margins from our mobile broadband satellite communication systems products.

Government systems segment

Revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2021	March 31, 2020	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$775.6	$882.6	$(107.0)	(12)%
Segment service revenues	290.7	255.5	35.2	14%
Total segment revenues	$1,066.3	$1,138.1	$(71.8)	(6)%

Our government systems segment revenues decreased by $71.8 million due to a decrease of $107.0 million in product revenues, partially offset by an increase of $35.2 million in service revenues. The product revenue decrease was primarily driven by a $62.0 million decrease in government mobile broadband products, a $37.4 million decrease in government satellite communication systems products and a $21.2 million decrease in tactical satcom radio products. The decrease in product revenues was partially offset by an increase of $10.1 million in cybersecurity and information assurance products and a $3.8 million increase in tactical data link products. Our government systems segment continued to show some impacts from the COVID-19 pandemic, which has somewhat complicated product manufacturing and shipments, but new government systems segment awards remained very strong through the end of the fiscal year. The service revenue increase was primarily due to a $20.4 million increase in government mobile broadband services, a $5.2 million increase in tactical data link services, a $4.8 million increase in government satellite communication systems services, a $2.5 million increase in cybersecurity and information assurance services and a $2.2 million increase in tactical satcom radio services. In the second half of fiscal year 2021, we experienced higher usage demand for our services across all major government customer verticals.

Segment operating profit

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2021	March 31, 2020	Increase (Decrease)	Increase (Decrease)
Segment operating profit	$208.6	$225.9	$(17.3)	(8)%
Percentage of segment revenues	20%	20%

The $17.3 million decrease in our government systems segment operating profit was primarily due to lower earnings contributions of $19.8 million, primarily due to a decrease in revenues and lower margins from our government mobile broadband products and higher IR&D investments, partially offset by SG&A expense management resulting in lower costs of $3.6 million.

Fiscal Year 2020 Compared to Fiscal Year 2019

For a discussion of our results of operations for fiscal year 2020 as compared to fiscal year 2019, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

Backlog

As reflected in the table below, our overall firm and funded backlog increased during fiscal year 2021.

	As of March 31, 2021	As of March 31, 2020
	(In millions)
Firm backlog
Satellite services segment	$633.7	$611.3
Commercial networks segment	733.2	408.1
Government systems segment	939.4	851.3
Total	$2,306.3	$1,870.7
Funded backlog
Satellite services segment	$633.7	$611.3
Commercial networks segment	639.6	408.1
Government systems segment	846.9	858.7
Total	$2,120.2	$1,878.1

The firm backlog does not include contract options. Of the $2.3 billion in firm backlog, a little over half is expected to be delivered during the next twelve months, with the balance delivered thereafter. We include in our backlog only those orders for which we have accepted purchase orders, and not anticipated purchase orders and requests. In our satellite services segment, our backlog includes fixed broadband service revenues under our subscriber agreements, but does not include future recurring IFC service revenues under our agreements with commercial airlines. As of March 31, 2021, our IFC systems were installed and in service on approximately 1,480 commercial aircraft, of which, due to impacts of the COVID-19 pandemic, approximately 200 were inactive at fiscal year end. While current global airline traffic is still a fraction of the activity in fiscal year 2020, domestic airline traffic is showing signs of improvement. As a result, our in-flight services business showed modest improvement in the quarter ended March 31, 2021, with increased planes in service and passenger volumes. We expect the negative impact on our IFC business from the pandemic to continue into fiscal year 2022 and potentially beyond due to the severe decline in global air traffic and associated grounding of installed aircraft, but to lessen over time with increases in passenger air traffic. We anticipate that approximately 1,190 additional commercial aircraft under existing customer agreements with commercial airlines will be put into service with our IFC systems. However, the timing of installation and entry into service of IFC systems on additional aircraft under existing customer agreements may be delayed as a result of the impact of the COVID-19 pandemic on the global airline industry. Accordingly, there can be no assurance that all anticipated purchase orders and requests will be placed or that anticipated IFC services will be activated.

Our total new awards exclude future revenue under recurring consumer commitment arrangements and were approximately $2.7 billion, $2.3 billion and $2.4 billion for fiscal years 2021, 2020 and 2019, respectively.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing, export credit agency financing and equity financing. At March 31, 2021, we had $295.9 million in cash and cash equivalents, $282.8 million in working capital, and no outstanding borrowings and borrowing availability of $673.7 million under our Revolving Credit Facility. On July 23, 2020, we issued and sold an aggregate of 4,474,559 shares of our common stock at a purchase price of $39.11 per share to certain accredited investors in a private placement transaction exempt from registration under the Securities Act of 1933, as amended, resulting in net proceeds of approximately $174.7 million after deducting offering expenses. At March 31, 2020, we had $304.3 million in cash and cash equivalents, $441.1 million in working capital, and $390.0 million in principal amount of outstanding borrowings and borrowing availability of $292.7 million under our Revolving Credit Facility. We invest our cash in excess of current operating requirements in short-term, highly liquid bank money market accounts.

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

To date, COVID-19 has not had a significant impact on our liquidity, cash flows or capital resources. However, we have taken measures to mitigate the impact of COVID-19 on our business and financial position, including deferring certain capital expenditures, reducing discretionary expenditures and undertaking cost-reduction actions. Given our current cash position, outlook for funds generated from operations, borrowing availability under our Revolving Credit Facility of $673.7 million, cash needs and debt structure, we have not experienced to date, and do not expect to experience, any material issues with liquidity. Although we can give no assurances concerning our future liquidity, we believe that our current cash balances and net cash expected to be provided by operating activities along with availability under our Revolving Credit Facility will be sufficient to meet our anticipated operating requirements for at least the next 12 months.

Cash flows

Cash provided by operating activities for fiscal year 2021 was $727.2 million compared to $436.9 million for fiscal year 2020. This $290.3 million increase was primarily driven by a $229.0 million year-over-year decrease in cash used to fund net operating assets and our operating results (net income adjusted for depreciation, amortization and other non-cash changes) which resulted in $61.3 million of higher cash provided by operating activities year-over-year. The decrease in cash used to fund net operating assets during fiscal year 2021 when compared to fiscal year 2020 was primarily due to an increase in cash inflows year-over-year from combined billed and unbilled accounts receivable, net, attributable to the timing of contractual milestones for certain larger development programs in our government systems segment as well as revenue decreases in our mobile broadband satellite communication systems products and services business in our commercial networks and satellite services segments due to decreased IFC terminal deliveries resulting from the severe decline in global air traffic and resulting downturn in the commercial aviation market as a result of the COVID-19 pandemic and an increase in our collections in excess of revenues and deferred revenues included in accrued liabilities due to the timing of milestone billings for certain larger development projects in our commercial networks and government systems segments.

Cash used in investing activities for fiscal year 2021 was $885.3 million compared to $758.8 million for fiscal year 2020. This $126.5 million increase in cash used in investing activities year-over year reflects an increase of approximately $118.8 million in cash used for satellite construction.

Cash provided by financing activities for fiscal year 2021 was $149.7 million compared to $365.2 million for fiscal year 2020. This $215.5 million decrease in cash provided by financing activities year-over-year reflects proceeds from borrowings under our Revolving Credit Facility of $420.0 million in fiscal year 2020 and an increase in payments on borrowings under our Revolving Credit Facility of $360.0 million year-over-year. This decrease was partially offset by $400.0 million of gross proceeds from our 2028 Notes in June 2020 and $174.7 million of net proceeds from a private placement of common stock in July 2020 (after deducting offering expenses). Cash provided by financing activities for both periods included cash received from employee stock purchase plan purchases and the repurchase of common stock related to net share settlement of certain employee tax liabilities in connection with the vesting of restricted stock unit awards.

Satellite-related activities

In connection with the development of any new generation satellite design, and the launch of any new satellite and the commencement of the related service, we expect to incur additional operating costs that negatively impact our financial results. For example, when ViaSat-2 was placed in service in the fourth quarter of fiscal year 2018, this resulted in additional operating costs in our satellite services segment during the ramp-up period prior to service launch and in the fiscal year following service launch. These increased operating costs included depreciation, amortization of capitalized software development, earth station connectivity, marketing and advertising costs, logistics, customer care and various support systems. In addition, interest expense increased during fiscal year 2019 as we no longer capitalized the interest expense relating to the debt incurred for the construction of ViaSat-2 and the related gateway and networking equipment once the satellite was in service. As services using the new satellite scaled, however, our revenue base for broadband services expanded and we gained operating cost efficiencies, which together yielded incremental segment earnings contributions. We anticipate that we will incur a similar cycle of increased operating costs as we prepare for and launch commercial services on future satellites, including our ViaSat-3 constellation, followed by increases in revenue base and in scale. However, there can be no assurance that we will be successful in significantly increasing revenues or achieving or maintaining operating profit in our satellite services segment, and any such gains may also be offset by investments in our global business.

We currently have three ViaSat-3 class satellites under construction. We have entered into satellite construction agreements with Boeing for their construction and purchase and the integration of our payload and technologies into the satellites. In addition, we have entered into various other satellite-related purchase commitments, including with respect to the provision of launch services, satellite operation and satellite insurance. See Note 12 – Commitments to our consolidated financial statements for information as of March 31, 2021 regarding our future minimum payments under our satellite construction contracts and other satellite-related purchase commitments for the next five fiscal years and thereafter. In addition, we will continue to incur costs related to the roll-out of related earth station infrastructure to support the ViaSat-3 constellation, the amount of which will depend, among other matters, on the timing of roll-out and method used to procure fiber access. We believe we have adequate sources of funding for the ViaSat-3 constellation, which include, but are not limited to, our cash on hand, borrowing capacity and the cash we expect to generate from operations over the next few years. Our total cash funding may be reduced through various third-party agreements, including potential joint service offerings and other strategic partnering arrangements.

Our IR&D investments are expected to continue through fiscal year 2022 and beyond relating to next generation satellite network solutions and support of our government and commercial air mobility businesses. We expect to continue to invest in IR&D at a significant level as we continue our focus on leadership and innovation in satellite and space technologies. However, the level of investment in a given fiscal year will depend on a variety of factors, including the stage of development of our satellite projects, new market opportunities and our overall operating performance. Our total capital expenditures in fiscal year 2022 are expected to be higher than fiscal year 2021, as we have a third ViaSat-3 class satellite under construction, as well as increased ground network investments related to international expansion.

Long-Term Debt

As of March 31, 2021, the aggregate principal amount of our total outstanding indebtedness was $1.9 billion, which was comprised of $700.0 million in principal amount of 2025 Notes, $600.0 million in principal amount of 2027 Notes, $400.0 million in principal amount of 2028 Notes, no outstanding borrowings under our $700.0 million Revolving Credit Facility, $98.3 million in principal amount of outstanding borrowings under our Ex-Im Credit Facility with a maturity date of October 15, 2025 and $56.3 million of finance lease obligations. For information regarding our Credit Facilities and Notes, refer to Note 6 – Senior Notes and Other Long-Term Debt to our consolidated financial statements.

Contractual Obligations

The following table sets forth a summary of our obligations at March 31, 2021:

		For the Fiscal Years Ending
(In thousands, including interest where applicable)	Total	2022	2023-2024	2025-2026	Thereafter
Operating leases	$444,674	$67,940	$125,686	$111,684	$139,364
Finance leases	64,575	13,567	24,008	24,000	3,000
2028 Notes	595,000	26,000	52,000	52,000	465,000
2027 Notes	819,375	33,750	67,500	67,500	650,625
2025 Notes	877,188	39,375	78,750	759,063	—
Revolving Credit Facility	—	—	—	—	—
Ex-Im Credit Facility	104,693	21,874	42,344	40,475	—
Satellite performance incentives	32,520	5,334	10,269	11,269	5,648
Purchase commitments including satellite- related agreements	1,650,828	1,087,573	436,635	46,121	80,499
Total	$4,588,853	$1,295,413	$837,192	$1,112,112	$1,344,136

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

Our consolidated balance sheets included $137.4 million and $120.9 million of “other liabilities” as of March 31, 2021 and March 31, 2020, respectively, which primarily consisted of the long-term portion of deferred revenues, the long-term portion of our satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites and our long-term warranty obligations. With the exception of the long-term portion of our satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites (which is included under “Satellite performance incentives”), these remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 12 – Commitments to our consolidated financial statements for additional information regarding satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites. See Note 14 – Product Warranty to our consolidated financial statements for a discussion of our product warranties.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at March 31, 2021 as defined in Regulation S-K Item 303(a)(4) other than as discussed under “Contractual Obligations” above or disclosed in the notes to our consolidated financial statements included in this report.

Recent Authoritative Guidance

For information regarding recently adopted and issued accounting pronouncements, see Note 1 – The Company and a Summary of Its Significant Accounting Policies to the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, short-term and long-term obligations, including the Credit Facilities and the Notes, and foreign currency forward contracts. We consider investments in highly liquid instruments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. As of March 31, 2021, we had no outstanding borrowings under our Revolving Credit Facility, $98.3 million in principal amount of outstanding borrowings under our Ex-Im Credit Facility, $700.0 million in aggregate principal amount outstanding of the 2025 Notes, $600.0 million in aggregate principal amount outstanding of the 2027 Notes and $400.0 million in aggregate principal amount outstanding of the 2028 Notes, and we held no short-term investments. The Notes and borrowings under our Ex-Im Credit Facility bear interest at a fixed rate and therefore our exposure to market risk for changes in interest rates relates primarily to borrowings under our Revolving Credit Facility, cash equivalents, short-term investments and short-term obligations.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain a significant amount of our cash balance in money market accounts. In general, money market accounts are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our cash and cash equivalents earn interest at variable rates. Our interest income has been and may continue to be negatively impacted by low market interest rates. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. If the underlying weighted average interest rate on our cash and cash equivalents, assuming balances remain constant over a year, changed by 50 basis points, interest income would have increased or decreased by an insignificant amount for the fiscal years ended March 31, 2021 and March 31, 2020. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material.

Our primary interest rate under the Revolving Credit Facility is the Eurodollar rate plus an applicable margin that is based on our total leverage ratio. Under the Revolving Credit Facility, the effective interest rate as of March 31, 2021 that would have been applied to any new Eurodollar-based borrowings under the Revolving Credit Facility was approximately 1.78%. As of March 31, 2021, we had no outstanding borrowings under our Revolving Credit Facility. Accordingly, assuming the outstanding balance remained constant over a year, changes in interest rates applicable to our Revolving Credit Facility would have no effect on our interest incurred and cash flow.

Foreign Exchange Risk

We generally conduct our business in U.S. dollars. However, as our international business is conducted in a variety of foreign currencies, we are exposed to fluctuations in foreign currency exchange rates. A five percent variance in foreign currencies in which our international business is conducted would change our income (loss) before income taxes by $1.1 million and an insignificant amount for the fiscal years ended March 31, 2021 and March 31, 2020, respectively. Our objective in managing our exposure to foreign currency risk is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, from time to time, we may enter into foreign currency forward contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

As of March 31, 2021 and March 31, 2020, we had no foreign currency forward contracts outstanding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements at March 31, 2021 and March 31, 2020 and for each of the three fiscal years in the period ended March 31, 2021, and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in this report on pages F-1 through F-43.

Summarized Quarterly Data (Unaudited)

This item is no longer required as we have elected to early apply the changes to Item 302 of Regulation S-K contained in SEC Release No. 33-10890 and there has not been a material retrospective change to the information previously reported.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2021, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2021.

Management’s Report on Internal Control Over Financial Reporting

The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the company’s management, including our Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the company’s management concluded that its internal control over financial reporting was effective as of March 31, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The company’s independent registered public accounting firm has audited the effectiveness of the company’s internal control over financial reporting as of March 31, 2021, as stated in their report which appears on page F-1.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. During the quarter ended March 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included in our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders (the Proxy Statement) under the headings “Corporate Governance Principles and Board Matters,” “Election of Directors” and “Ownership of Securities,” and is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of December 20, 2020, by and among Viasat, Inc., Royal Acquisition Sub, Inc. and RigNet, Inc.	8-K	000-21767	2.1	12/21/2020

3.1	Second Amended and Restated Certificate of Incorporation of ViaSat, Inc.	10-Q	000-21767	3.1	11/14/2000

3.2	Second Amended and Restated Bylaws of ViaSat, Inc.	8-K	000-21767	3.1	12/04/2012

4.1	Form of Common Stock Certificate (p)	S-1/A	333-13183	4.1	11/05/1996

4.2	Indenture dated as of September 21, 2017, between ViaSat, Inc. and Wilmington Trust, National Association, as trustee	8-K	000-21767	4.1	09/21/2017

4.3	Form of 5.625% Senior Note due 2025 of ViaSat, Inc. (attached as Exhibit A to the Indenture filed as Exhibit 4.2 hereto)	8-K	000-21767	4.1	09/21/2017

4.4	Indenture, dated as of March 27, 2019, between Viasat, Inc. and Wilmington Trust, National Association, as trustee and as collateral trustee	8-K	000-21767	4.1	03/27/2019

4.5	Form of 5.625% Senior Secured Note due 2027 of Viasat, Inc. (attached as Exhibit A to the Indenture filed as Exhibit 4.4 hereto)	8-K	000-21767	4.1	03/27/2019

4.6	Indenture, dated as of June 24, 2020, between Viasat, Inc. and Wilmington Trust, National Association, as trustee.	8-K	000-21767	4.1	06/24/2020

4.7	Form of 6.500% Senior Note due 2028 of Viasat, Inc. (attached as Exhibit A to the Indenture filed as Exhibit 4.6 hereto)	8-K	000-21767	4.1	06/24/2020

4.8	Description of Registered Securities	10-K	000-21767	4.6	05/29/2020

10.1	Form of Indemnification Agreement between ViaSat, Inc. and each of its directors and officers	8-K	000-21767	99.1	03/07/2008

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.2*	ViaSat, Inc. Employee Stock Purchase Plan (as Amended and Restated Effective September 4, 2019)	S-8	333-234634	10.7	11/12/2019

10.3*	1996 Equity Participation Plan of ViaSat, Inc. (As Amended and Restated Effective September 3, 2020)	8-K	000-21767	10.1	09/09/2020

10.3.1*	Amendment to 1996 Equity Participation Plan of Viasat, Inc. (As Amended and Restated Effective September 3, 2020)	S-8	333-255690	10.2	04/30/2021

10.4*	Form of Stock Option Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	10-K	000-21767	10.4	05/26/2015

10.5*	Form of Performance Stock Option Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	10-Q	000-21767	10.1	02/9/2018

10.6*	Form of Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.—Global	10-K	000-21767	10.5	05/25/2017

10.7*	Form of Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.—Independent Director	10-K	000-21767	10.6	05/26/2015

10.8*	Form of Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.—Executive	10-K	000-21767	10.7	05/26/2015

10.9*	Form of Change in Control Severance Agreement between ViaSat, Inc. and each of its executive officers	8-K	000-21767	10.1	08/04/2010

10.10	Credit Agreement dated as of November 26, 2013, by and among ViaSat, Inc., Union Bank, N.A. (as agent) and the other lenders party thereto	8-K	000-21767	10.1	11/26/2013

10.10.1	First Amendment to Credit Agreement and Other Loan Documents dated as of March 12, 2015, by and among ViaSat, Inc., Union Bank, N.A. (as agent) and the other lenders party thereto	8-K	000-21767	10.2	03/13/2015

10.10.2	Second Amendment to Credit Agreement and Other Loan Documents dated as of May 24, 2016, by and among Viasat, Inc., MUFG Union Bank, N.A. (as agent) and the other lenders party thereto	8-K	000-21767	10.1	05/24/2016

10.10.3	Third Amendment to Credit Agreement dated as of May 24, 2018 by and among Viasat, Inc., MUFG Union Bank, N.A. (as agent) and the other lenders party thereto	10-K	000-21767	10.10.3	05/30/2018

10.10.4	Fourth Amendment to Credit Agreement dated as of January 18, 2019, by and among Viasat, Inc., MUFG Union Bank, N.A. (as administrative agent and collateral agent) and the other lenders party thereto	8-K	000-21767	10.1	01/22/2019

10.11	Credit Agreement dated as of March 12, 2015, by and among ViaSat Technologies Limited, ViaSat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im facility agent) and the Export-Import Bank of the United States	8-K	000-21767	10.1	03/13/2015

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.11.1	First Amendment to Credit Agreement, dated as of June 12, 2015, by and among ViaSat Technologies Limited, ViaSat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im Facility Agent) and the Export-Import Bank of the United States	10-Q	000-21767	10.1	08/10/2015

10.11.2	Second Amendment Agreement, dated as of March 23, 2016, by and among ViaSat Technologies Limited, ViaSat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im Facility Agent) and the Export-Import Bank of the United States	8-K	000-21767	10.1	03/24/2016

10.11.3	Third Amendment Agreement, dated as of October 11, 2016, by and among ViaSat Technologies Limited, ViaSat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im Facility Agent) and the Export-Import Bank of the United States	8-K	000-21767	10.1	10/12/2016

10.11.4	Fourth Amendment to Credit Agreement, dated as of July 17, 2018, by and among Viasat Technologies Limited, Viasat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im Facility Agent) and the Export-Import Bank of the United States	8-K	000-21767	10.1	07/23/2018

10.11.5	Fifth Amendment Agreement, dated as of February 28, 2019, by and among Viasat Technologies Limited, Viasat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im Facility Agent) and the Export-Import Bank of the United States	8-K	000-21767	10.1	02/28/2019

10.12*	RigNet, Inc. 2010 Omnibus Incentive Plan	S-8	333-255690	10.3	04/30/2021
10.12.1*	Amendment to RigNet, Inc. 2010 Omnibus Incentive Plan	S-8	333-255690	10.4	04/30/2021

10.13*	RigNet, Inc. 2019 Omnibus Incentive Plan	S-8	333-255690	10.5	04/30/2021

10.13.1*	Amendment to RigNet, Inc. 2019 Omnibus Incentive Plan	S-8	333-255690	10.6	04/30/2021

10.14*	Nonqualified Stock Option Award Agreement, by and between RigNet, Inc. and Errol Olivier, effective as of January 8, 2020	S-8	333-255690	10.7	04/30/2021

10.15*	Restricted Stock Unit Award Agreement, by and between RigNet, Inc. and Errol Olivier, effective as of January 8, 2020	S-8	333-255690	10.8	04/30/2021

21.1	Subsidiaries					X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see signature page)					X

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer					X

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer					X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

*	Indicates management contract, compensatory plan or arrangement.
(p)	Filed in paper.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.

By:	/s/ RICHARD BALDRIDGE
President and Chief Executive Officer

Date: May 28, 2021

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Richard Baldridge and Shawn Duffy, jointly and severally, his or her attorneys-in-fact, each with the full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD BALDRIDGE	President, Chief Executive Officer and Director	May 28, 2021
Richard Baldridge	(Principal Executive Officer)

/s/ SHAWN DUFFY	Senior Vice President and	May 28, 2021
Shawn Duffy	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ MARK DANKBERG	Executive Chairman	May 28, 2021
Mark Dankberg

/s/ JAMES BRIDENSTINE	Director	May 28, 2021
James Bridenstine

/s/ ROBERT JOHNSON	Director	May 28, 2021
Robert Johnson

/s/ SEAN PAK	Director	May 28, 2021
Sean Pak

/s/ VARSHA RAO	Director	May 28, 2021
Varsha Rao

/s/ JOHN STENBIT	Director	May 28, 2021
John Stenbit

/s/ THERESA WISE	Director	May 28, 2021
Theresa Wise

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Viasat, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Viasat, Inc. and its subsidiaries (the “Company”) as of March 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income (loss), of equity, and of cash flows for each of the three years in the period ended March 31, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Estimated Costs at Completion

As described in Note 1 to the consolidated financial statements, the vast majority of the Company’s revenues from long-term contracts to develop and deliver complex equipment built to customer specifications are derived from contracts with the U.S. government. A portion of the Company’s total revenues of $2.3 billion for the year ended March 31, 2021 are from long-term contracts. Performance obligations related to developing and delivering complex equipment built to customer specifications under long-term contracts are recognized over time as these performance obligations do not create assets with an alternative use to the Company and the Company has an enforceable right to payment for performance to date. To measure the transfer of control, revenue is recognized based on the extent of progress towards completion of the performance obligation. The Company generally uses the cost-to-cost measure of progress for its contracts because that best depicts the transfer of control to the customer which occurs as the Company incurs costs on its contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Estimating the total costs at completion of a performance obligation requires management to make estimates related to items such as subcontractor performance, material costs and availability, labor costs and productivity, and the costs of overhead.

The principal considerations for our determination that performing procedures relating to revenue recognition – estimated costs at completion is a critical audit matter are the significant judgment by management when developing the estimated costs at completion on individual fixed-price contracts, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating evidence related to the estimated costs at completion, including the evaluation of management’s judgment as it relates to the subcontractor performance, material costs and availability, labor costs and productivity, and the costs of overhead.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the completeness and accuracy of estimated costs at completion. The procedures also included, among others, evaluating and testing management’s process for developing estimates of total estimated costs at completion for long-term contracts for a sample of contracts. This included testing the completeness and accuracy of costs incurred to date and evaluating the reasonableness of significant estimates used by management, including subcontractor performance, material costs, labor costs, and overhead costs, and considering factors that could affect the accuracy of those estimates. Evaluating the reasonableness of the significant assumptions used involved assessing management’s ability to reasonably estimate costs at completion by (i) testing samples of third-party quotes or bids for materials and subcontractor services, (ii) assessing the reasonableness of estimates of total costs at completion in comparison to actual total costs incurred to date, (iii) recalculating estimated labor and overhead, and (iv) evaluating the timely identification of circumstances that may warrant a modification to estimated costs to complete, including actual costs in excess of estimates.

/s/ PricewaterhouseCoopers LLP

San Diego, California

May 28, 2021

We have served as the Company’s auditor since 1992.

VIASAT, INC.

CONSOLIDATED BALANCE SHEETS

	As of March 31, 2021	As of March 31, 2020
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$295,949	$304,309
Accounts receivable, net	238,652	330,698
Inventories	336,672	294,416
Prepaid expenses and other current assets	119,960	116,281
Total current assets	991,233	1,045,704

Property, equipment and satellites, net	3,050,483	2,586,735
Operating lease right-of-use assets	340,456	308,441
Other acquired intangible assets, net	9,568	14,439
Goodwill	122,300	121,197
Other assets	835,427	807,352
Total assets	$5,349,467	$4,883,868

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$145,134	$183,601
Accrued and other liabilities	532,831	391,190
Current portion of long-term debt	30,472	29,788
Total current liabilities	708,437	604,579

Senior notes	1,683,264	1,285,497
Other long-term debt	119,420	536,166
Non-current operating lease liabilities	313,762	286,550
Other liabilities	137,350	120,934
Total liabilities	2,962,233	2,833,726
Commitments and contingencies (Notes 12 and 13)
Equity:
Viasat, Inc. stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2021 and 2020, respectively	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 68,529,133 and 62,147,140 shares outstanding at March 31, 2021 and 2020, respectively	7	6
Paid-in capital	2,092,595	1,788,456
Retained earnings	249,064	245,373
Accumulated other comprehensive income (loss)	9,803	(6,048)
Total Viasat, Inc. stockholders’ equity	2,351,469	2,027,787
Noncontrolling interest in subsidiary	35,765	22,355
Total equity	2,387,234	2,050,142
Total liabilities and equity	$5,349,467	$4,883,868

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Fiscal Years Ended
	March 31, 2021	March 31, 2020	March 31, 2019
	(In thousands, except per share data)
Revenues:
Product revenues	$1,044,450	$1,172,541	$1,092,691
Service revenues	1,211,657	1,136,697	975,567
Total revenues	2,256,107	2,309,238	2,068,258
Operating expenses:
Cost of product revenues	774,893	845,757	834,472
Cost of service revenues	789,391	763,930	703,249
Selling, general and administrative	512,316	523,085	458,458
Independent research and development	115,792	130,434	123,044
Amortization of acquired intangible assets	5,482	7,611	9,655
Income (loss) from operations	58,233	38,421	(60,620)
Other income (expense):
Interest income	440	1,648	149
Interest expense	(32,687)	(38,641)	(50,010)
Income (loss) before income taxes	25,986	1,428	(110,481)
(Provision for) benefit from income taxes	(9,441)	7,915	41,014
Equity in income of unconsolidated affiliate, net	556	4,470	2,998
Net income (loss)	17,101	13,813	(66,469)
Less: net income attributable to noncontrolling interests, net of tax	13,410	14,025	1,154
Net income (loss) attributable to Viasat, Inc.	$3,691	$(212)	$(67,623)
Net income (loss) per share attributable to Viasat, Inc. common stockholders:
Basic net income (loss) per share attributable to Viasat, Inc. common stockholders	$0.06	$(0.00)	$(1.13)
Diluted net income (loss) per share attributable to Viasat, Inc. common stockholders	$0.06	$(0.00)	$(1.13)
Shares used in computing basic net income (loss) per share	66,444	61,632	59,942
Shares used in computing diluted net income (loss) per share	67,020	61,632	59,942

Comprehensive income (loss):
Net income (loss)	$17,101	$13,813	$(66,469)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on hedging, net of tax	—	235	(242)
Foreign currency translation adjustments, net of tax	15,851	(11,621)	(9,985)
Other comprehensive income (loss), net of tax	15,851	(11,386)	(10,227)
Comprehensive income (loss)	32,952	2,427	(76,696)
Less: comprehensive income attributable to noncontrolling interests, net of tax	13,410	14,025	1,154
Comprehensive income (loss) attributable to Viasat, Inc.	$19,542	$(11,598)	$(77,850)

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	March 31, 2021	March 31, 2020	March 31, 2019
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$17,101	$13,813	$(66,469)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	330,861	279,733	262,289
Amortization of intangible assets	66,241	62,445	56,324
Stock-based compensation expense	84,879	86,553	79,599
Loss on disposition of fixed assets	39,442	45,622	41,957
Other non-cash adjustments	7,773	(3,154)	(25,330)
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	84,411	(44,807)	(46,108)
Inventories	(42,460)	(58,997)	(36,593)
Other assets	36,431	(3,313)	(2,349)
Accounts payable	(24,363)	28,175	(5,714)
Accrued liabilities	154,898	55,126	71,478
Other liabilities	(27,999)	(24,260)	(1,533)
Net cash provided by operating activities	727,215	436,936	327,551
Cash flows from investing activities:
Purchase of property, equipment and satellites	(827,241)	(693,966)	(636,855)
Cash paid for patents, licenses and other assets	(58,030)	(67,112)	(49,965)
Proceeds from insurance claims on ViaSat-2 satellite	—	2,277	185,706
Proceeds from sale of real property	—	—	14,034
Payments related to acquisition of business, net of cash acquired	—	—	(2,339)
Net cash used in investing activities	(885,271)	(758,801)	(489,419)
Cash flows from financing activities:
Proceeds from debt borrowings	400,000	420,000	1,110,000
Payments of debt borrowings	(420,552)	(59,691)	(732,840)
Payment of debt issuance costs	(5,060)	(2,479)	(9,767)
Proceeds from issuance of common stock under equity plans	19,101	38,410	26,330
Purchase of common stock in treasury (immediately retired) related to tax withholdings for stock-based compensation	(13,676)	(28,802)	(28,826)
Proceeds from common stock issued in private placement, net of issuance costs	174,749	—	—
Other financing activities	(4,871)	(2,253)	(10,280)
Net cash provided by financing activities	149,691	365,185	354,617
Effect of exchange rate changes on cash	5	(712)	(2,494)
Net (decrease) increase in cash and cash equivalents	(8,360)	42,608	190,255
Cash and cash equivalents at beginning of fiscal year	304,309	261,701	71,446
Cash and cash equivalents at end of fiscal year	$295,949	$304,309	$261,701
Supplemental information:
Cash paid for interest (net of amounts capitalized)	$23,526	$27,805	$35,119
Cash paid for income taxes, net	$6,670	$10,950	$1,758
Non-cash investing and financing activities:
Issuance of common stock in satisfaction of certain accrued employee compensation liabilities	$25,406	$22,829	$32,129
Capital expenditures not paid for	$32,616	$43,606	$40,619

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Viasat, Inc. Stockholders
	Common Stock
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
	(In thousands, except share data)
Balance at March 31, 2018	58,905,274	$6	$1,535,635	$285,960	$15,565	$10,841	$1,848,007
Exercise of stock options	275,000	—	11,087	—	—	—	11,087
Issuance of stock under Employee Stock Purchase Plan	289,024	—	15,243	—	—	—	15,243
Stock-based compensation	—	—	91,470	—	—	—	91,470
Shares and fully-vested RSUs issued in settlement of certain accrued employee compensation liabilities, net of shares withheld for taxes which have been retired	438,433	—	27,701	—	—	—	27,701
RSU awards vesting, net of shares withheld for taxes which have been retired	642,362	—	(24,398)	—	—	—	(24,398)
Cumulative effect adjustment upon adoption of new revenue recognition guidance (ASU 2014-09)	—	—	—	27,248	—	—	27,248
Other noncontrolling interest activity	—	—	81	—	—	(3,665)	(3,584)
Net (loss) income	—	—	—	(67,623)	—	1,154	(66,469)
Other comprehensive loss, net of tax	—	—	—	—	(10,227)	—	(10,227)
Balance at March 31, 2019	60,550,093	$6	$1,656,819	$245,585	$5,338	$8,330	$1,916,078
Exercise of stock options	340,373	—	21,060	—	—	—	21,060
Issuance of stock under Employee Stock Purchase Plan	311,137	—	17,350	—	—	—	17,350
Stock-based compensation	—	—	99,200	—	—	—	99,200
Shares issued in settlement of certain accrued employee compensation liabilities	255,615	—	22,829	—	—	—	22,829
RSU awards vesting, net of shares withheld for taxes which have been retired	689,922	—	(28,802)	—	—	—	(28,802)
Net (loss) income	—	—	—	(212)	—	14,025	13,813
Other comprehensive loss, net of tax	—	—	—	—	(11,386)	—	(11,386)
Balance at March 31, 2020	62,147,140	$6	$1,788,456	$245,373	$(6,048)	$22,355	$2,050,142
Issuance of stock under Employee Stock Purchase Plan	638,792	—	19,101	—	—	—	19,101
Common stock issued in private placement, net of issuance costs	4,474,559	1	174,748	—	—	—	174,749
Stock-based compensation	—	—	98,560	—	—	—	98,560
Shares issued in settlement of certain accrued employee compensation liabilities	580,846	—	25,406	—	—	—	25,406
RSU awards vesting, net of shares withheld for taxes which have been retired	687,796	—	(13,676)	—	—	—	(13,676)
Net income	—	—	—	3,691	—	13,410	17,101
Other comprehensive income, net of tax	—	—	—	—	15,851	—	15,851
Balance at March 31, 2021	68,529,133	$7	$2,092,595	$249,064	$9,803	$35,765	$2,387,234

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenues from the U.S. Government as an individual customer comprised approximately 30%, 30% and 26% of total revenues for fiscal years 2021, 2020 and 2019, respectively. Billed accounts receivable to the U.S. Government as of March 31, 2021 and 2020 were approximately 27% and 35%, respectively, of total billed receivables. In addition, none of the Company’s commercial customers comprised 10% or more of total revenues for fiscal years 2021, 2020 and 2019. The Company’s five largest contracts generated approximately 16%, 18% and 20% of the Company’s total revenues for the fiscal years ended March 31, 2021, March 31, 2020 and March 31, 2019, respectively.

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

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (Accounting Standards Codification (ASC) 835-20). With respect to the ViaSat-3 class satellites, gateway and networking equipment and other assets under construction, the Company capitalized $81.0 million, $54.1 million and $39.5 million of interest expense for the fiscal years ended March 31, 2021, March 31, 2020 and March 31, 2019, respectively.

The Company owns three satellites in service over North America (ViaSat-2, ViaSat-1 and WildBlue-1) and, after acquiring the remaining interest in Euro Infrastructure Co. subsequent to fiscal year end, the Company also owns the KA-SAT satellite over Europe, Middle East, and Africa (EMEA). In addition, the Company has lifetime leases of Ka-band capacity on two satellites. The Company also has a global constellation of three third-generation ViaSat-3 class satellites under construction. In addition, the Company owns related earth stations and networking equipment for all of its satellites. The Company procures indoor and outdoor CPE units leased to subscribers under a retail leasing program as part of the Company’s satellite services segment, which are reflected in investing activities and property, equipment and satellites, net in the accompanying consolidated financial statements. The Company depreciates the satellites, earth stations and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites, net, as of March 31, 2021 were

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

$409.9 million and $193.7 million, respectively. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites, net, as of March 31, 2020 were $399.3 million and $165.7 million, respectively.

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

Occasionally, the Company may enter into finance lease arrangements for various machinery, equipment, computer-related equipment, software, furniture, fixtures, or satellites. The Company records amortization of assets leased under finance lease arrangements within depreciation expense (see Note 1 — The Company and a Summary of Its Significant Accounting Policies – Leases and Note 5 — Leases for more information).

Leases

Lessee accounting

The Company adopted Accounting Standards Update (ASU) 2016-02, Leases, as amended, commonly referred to as ASC 842, on April 1, 2019 using the optional transition method. Under the optional transition method, the Company applied the new guidance to all leases that commenced before and were existing as of April 1, 2019. For contracts entered into on or after April 1, 2019, the Company assesses at contract inception whether the contract is, or contains, a lease. Generally, the Company determines that a lease exists when (1) the contract involves the use of a distinct identified asset, (2) the Company obtains the right to substantially all economic benefits from use of the asset, and (3) the Company has the right to direct the use of the asset. A lease is classified as a finance lease when one or more of the following criteria are met: (1) the lease transfers ownership of the asset by the end of the lease term, (2) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (3) the lease term is for a major part of the remaining useful life of the asset, (4) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset or (5) the asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. A lease is classified as an operating lease if it does not meet any of these criteria.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs of $3.5 million and $3.3 million related to patents were included in other assets as of March 31, 2021 and 2020, respectively. The Company capitalized costs of $53.8 million and $39.5 million related to acquiring and obtaining orbital slots and other licenses included in other assets as of March 31, 2021 and 2020, respectively. Accumulated amortization related to these assets was $4.4 million and $3.7 million as of March 31, 2021 and 2020, respectively. Amortization expense related to these assets was an insignificant amount for the fiscal years ended March 31, 2021, 2020 and 2019. If a patent, orbital slot or other license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During fiscal years 2021, 2020 and 2019, the Company did not write off any significant costs due to abandonment or impairment.

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense using the effective interest rate method, or, when the results are not materially different, on a straight-line basis over the expected term of the related debt. During fiscal year 2021, $5.1 million of debt issuance costs were capitalized. During fiscal year 2020, no debt issuance costs were capitalized. During fiscal year 2019, $12.2 million of debt issuance costs were capitalized. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in loss on extinguishment of debt in the consolidated statements of operations and comprehensive income (loss). Debt issuance costs related to the Company’s revolving credit facility (the Revolving Credit Facility) are recorded in prepaid expenses and other current assets and in other long-term assets in the consolidated balance sheets in accordance with the authoritative guidance for imputation of interest (ASC 835-30). Debt issuance costs related to the Company’s 5.625% Senior Notes due 2025 (the 2025 Notes), the Company’s 5.625% Senior Secured Notes due 2027 (the 2027 Notes), the Company’s 6.500% Senior Notes due 2028 (the 2028 Notes) and the Ex-Im Credit Facility are recorded as a direct deduction from the carrying amount of the related debt, consistent with debt discounts, in accordance with the authoritative guidance for imputation of interest (ASC 835-30).

Software development

Costs of developing software for sale are charged to independent research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. Capitalized costs, net, of $237.1 million and $242.7 million related to software developed for resale were included in other assets as of March 31, 2021 and 2020, respectively. The Company capitalized $54.0 million and $51.3 million of costs related to software developed for resale for the fiscal years ended March 31, 2021 and 2020, respectively. Amortization expense for capitalized software development costs was $59.6 million, $53.0 million and $45.9 million during fiscal years 2021, 2020 and 2019, respectively.

Impairment of long-lived and other long-term assets (property, equipment, and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), the Company assesses potential impairments to long-lived assets, including property, equipment and satellites, and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by the Company for fiscal years 2021, 2020 and 2019.

The Company accounts for its goodwill under the authoritative guidance for goodwill and other intangible assets (ASC 350) and the provisions of ASU 2017-04, Simplifying the Test for Goodwill Impairment, which the Company early adopted in the third quarter of fiscal year 2020. The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If, after completing the qualitative assessment, the Company determines that it is more likely than not that the estimated fair value is greater than the carrying value, the Company concludes that no impairment exists. Alternatively, if the Company determines in the qualitative assessment that it is more likely than not that the fair value is less than its carrying value, then the Company performs a quantitative goodwill impairment test to identify both the existence of an impairment and the amount of impairment loss, by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than the carrying value, then a goodwill impairment charge will be recognized in the amount by which the carrying amount exceeds the fair value, limited to the total amount of goodwill allocated to that reporting unit. The Company tests goodwill for impairment during the fourth quarter every fiscal year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.

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

Based on the Company’s qualitative assessment performed during the fourth quarter of fiscal year 2021, the Company concluded that it was more likely than not that the estimated fair value of the Company’s reporting units exceeded their carrying values as of March 31, 2021, and therefore, determined it was not necessary to perform a quantitative impairment analysis. No impairments were recorded by the Company related to goodwill and other intangible assets for fiscal years 2021, 2020 and 2019.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Self-insurance liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company has recorded self-insurance liability for its plans of $6.9 million and $6.2 million in accrued and other liabilities in the consolidated balance sheets as of March 31, 2021 and 2020, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued and other liabilities in accordance with the estimated timing of the projected payments.

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At March 31, 2021 and 2020, no such amounts were accrued related to the aforementioned provisions.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Common stock held in treasury

As of March 31, 2021 and 2020, the Company had no shares of common stock held in treasury.

During fiscal years 2021, 2020 and 2019, the Company issued 1,064,680, 1,075,526 and 1,201,502 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, the Company repurchased 376,884, 385,604 and 427,088 shares of common stock at cost and with a total value of $13.7 million, $28.8 million and $28.8 million during fiscal years 2021, 2020 and 2019, respectively. Although shares withheld for employee withholding taxes are technically not issued, they are treated as common stock repurchases for accounting purposes (with such shares deemed to be repurchased and then immediately retired), as they reduce the number of shares that otherwise would have been issued upon vesting of the restricted stock units. These retired shares remain as authorized stock and are considered to be unissued. The retirement of treasury stock had no impact on the Company’s total consolidated stockholders’ equity.

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

Other comprehensive income related to the effects of foreign currency translation adjustments attributable to Viasat, Inc. during fiscal year 2021 was $20.4 million, or $15.9 million net of tax. Other comprehensive loss related to the effects of foreign currency translation adjustments attributable to Viasat, Inc. during fiscal year 2020 was $12.8 million, or $11.6 million net of tax. Other comprehensive loss related to the effects of foreign currency translation adjustments attributed to Viasat, Inc. during fiscal year 2019 was $11.8 million, or $10.0 million net of tax.

Revenue recognition

Effective April 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (commonly referred to as ASC 606) using the modified retrospective method of adoption. This update established ASC 606, Revenue from Contracts with Customers and ASC 340-40, Other Assets and Deferred Costs – Contracts with Customers.

The Company applies the five-step model under ASC 606 to its contracts with its customers. Under this model the Company (1) identifies the contract with the customer, (2) identifies its performance obligations in the contract, (3) determines the transaction price for the contract, (4) allocates the transaction price to its performance obligations and (5) recognizes revenue when or as it satisfies its performance obligations. These performance obligations generally include the purchase of services (including broadband capacity and the leasing of broadband equipment), the purchase of products, and the development and delivery of complex equipment built to customer specifications under long-term contracts.

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

Contract costs on U.S. Government contracts are subject to audit and review by the Defense Contracting Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. Government agencies, as well as negotiations with U.S. Government representatives. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal years 2019 or 2020. As of March 31, 2021, the DCAA had completed its incurred cost audit for fiscal years 2004 and 2016 and approved the Company’s incurred costs for those fiscal years, as well as approved the Company’s incurred costs for fiscal years 2005 through 2015, 2017 and 2018 without further audit based on the determination of low risk. Although the Company has recorded contract revenues subsequent to fiscal year 2018 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Company’s estimates, its profitability would be adversely affected. As of March 31, 2021 and March 31, 2020, the Company had $10.3 million and $7.8 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. Government cost reimbursable contracts (see Note 13 – Contingencies for more information).

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

Transaction price allocated to remaining performance obligations

The Company’s remaining performance obligations represent the transaction price of firm contracts and orders for which work has not been performed. The Company includes in its remaining performance obligations only those contracts and orders for which it has accepted purchase orders. Remaining performance obligations associated with the Company’s subscribers for fixed consumer and business broadband services in its satellite services segment exclude month-to-month service contracts in accordance with a practical expedient and are estimated using a portfolio approach in which the Company reviews all relevant promotional activities and calculates the remaining performance obligation using the average service component for the portfolio and the average time remaining under the contract. The Company’s future recurring in-flight connectivity (IFC) service contracts in its satellite services segment do not have minimum service purchase requirements and therefore are not included in the Company’s remaining performance obligations. As of March 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $2.3 billion, of which the Company expects to recognize a little over half over the next twelve months, with the balance recognized thereafter.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following sets forth disaggregated reported revenue by segment and product and services for the fiscal years ended March 31, 2021, 2020 and 2019:

	Fiscal Year Ended March 31, 2021
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$268,830	$775,620	$1,044,450
Service revenues	868,943	52,026	290,688	1,211,657
Total revenues	$868,943	$320,856	$1,066,308	$2,256,107

	Fiscal Year Ended March 31, 2020
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$289,959	$882,582	$1,172,541
Service revenues	826,583	54,598	255,516	1,136,697
Total revenues	$826,583	$344,557	$1,138,098	$2,309,238

	Fiscal Year Ended March 31, 2019
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$383,547	$709,144	$1,092,691
Service revenues	684,205	44,857	246,505	975,567
Total revenues	$684,205	$428,404	$955,649	$2,068,258

Revenues from the U.S. Government as an individual customer comprised approximately, 30%, 30% and 26% of total revenues for the fiscal years ended March 31, 2021, 2020 and 2019, respectively, mainly reported within the government systems segment. Revenues from the Company’s other customers, mainly reported within the commercial networks and satellite services segments, comprised approximately 70%, 70% and 74% of total revenues for the fiscal years ended March 31, 2021, 2020 and 2019, respectively.

The Company’s satellite services segment revenues are primarily derived from the Company’s fixed broadband services and in-flight services.

Revenues in the Company’s commercial networks and government systems segments are primarily derived from three types of contracts: fixed-price, cost-reimbursement and time-and-materials contracts. Fixed-price contracts (which require the Company to provide products and services under a contract at a specified price) comprised approximately 89%, 88% and 90% of the Company’s total revenues for these segments for the fiscal years ended March 31, 2021, 2020 and 2019, respectively. The remainder of the Company’s revenues in these segments for such periods was derived primarily from cost-reimbursement contracts (under which the Company is reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (under which the Company is reimbursed for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

Historically, a significant portion of the Company’s revenues in its commercial networks and government systems segments has been derived from customer contracts that include the development of products. The development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for the Company’s funded development from its customer contracts were approximately 23%, 24% and 19% of its total revenues for the fiscal years ended March 31, 2021, 2020 and 2019, respectively.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The following table presents contract assets and liabilities as of March 31, 2021 and March 31, 2020:

	As of March 31, 2021	As of March 31, 2020
	(In thousands)
Unbilled accounts receivable	$70,785	$75,661
Collections in excess of revenues and deferred revenues	216,594	123,019
Deferred revenues, long-term portion	84,654	80,802

Unbilled accounts receivable decreased $4.9 million during fiscal year 2021, primarily driven by an increase in billings in the Company’s government systems segment.

Collections in excess of revenues and deferred revenues increased $93.6 million during fiscal year 2021, primarily driven by advances on goods or services received in excess of revenue recognized mainly in the Company’s commercial networks segment, but also in the Company’s government systems segment.

During the fiscal year ended March 31, 2021, the Company recognized revenue of $98.6 million that was previously included in the Company’s collections in excess of revenues and deferred revenues at March 31, 2020. During the fiscal year ended March 31, 2020, the Company recognized revenue of $93.1 million related to the Company’s collections in excess of revenues and deferred revenues at March 31, 2019.

Other assets and deferred costs – contracts with customers

Per ASC 340-40, Other Assets and Deferred Costs – Contracts with Customers, the Company recognizes an asset from the incremental costs of obtaining a contract with a customer if the Company expects to recover those costs. The incremental costs of obtaining a contract are those costs that the Company incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained. ASC 340-40 also requires the recognition of an asset from the costs incurred to fulfill a contract when (1) the costs relate directly to a contract or to an anticipated contract that the Company can specifically identify, (2) the costs generate or enhance resources of the Company that will be used in satisfying (or in continuing to satisfy) performance obligations in the future, and (3) the costs are expected to be recovered. Adoption of the standard has resulted in the recognition of an asset related to commission costs incurred primarily in the Company’s satellite services segment, and recognition of an asset related to costs incurred to fulfill contracts. Costs to acquire customer contracts are amortized over the estimated customer contract life. Costs to fulfill customer contracts are amortized in proportion to the revenue to which the costs relate. For contracts with an estimated amortization period of less than one year, the Company elected the practical expedient and expenses incremental costs immediately. The Company’s deferred customer contract acquisition costs and costs to fulfill contract balances were $60.4 million and $24.2 million, respectively as of March 31, 2021. Of the Company’s total deferred customer contract acquisition costs and costs to fulfill contracts, $26.8 million was included in prepaid expenses and other current assets and $57.8 million was included in other assets on the Company’s consolidated balance sheet as of March 31, 2021. The Company’s deferred customer contract acquisition costs and costs to fulfill contract balances were $58.1 million and $18.9 million, respectively, as of March 31, 2020. Of the Company’s total deferred customer contract acquisition costs and costs to fulfill contracts, $23.5 million was included in prepaid expenses and other current assets and $53.5 million was included in other assets on the Company’s consolidated balance sheet as of March 31, 2020. For total deferred customer contract acquisition costs and contract fulfillment costs, the Company’s amortization and reduction of carrying value associated

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

with contract termination was $50.5 million, $46.4 million and $41.6 million for the fiscal years ended March 31, 2021, March 31, 2020 and March 31, 2019, respectively.

Advertising costs

In accordance with the authoritative guidance for advertising costs (ASC 720-35), advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising expenses for fiscal years 2021, 2020 and 2019 were $12.0 million, $25.8 million and $37.8 million, respectively.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Recent authoritative guidance

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments — Credit Losses (ASC 326). ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss model). It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to ASC 326, Financial Instruments — Credit Losses (ASC 326), which clarifies that impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to ASC 326, Financial Instruments — Credit Losses, in May 2019, the FASB issued ASU 2019-05, Financial Instruments — Credit Losses (ASC 326) Targeted Relief, in November 2019, the FASB issued ASU 2019-11, Codification Improvements to ASC 326, Financial Instruments — Credit Losses, in February 2020, the FASB issued ASU 2020-02, Financial Instruments — Credit Losses (ASC 326) and Leases (ASC 842) Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to ASU 2016-02, Leases (ASC 842) and in March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments. These recently issued ASUs do not change the core principle of the guidance in ASU 2016-13 but rather are intended to clarify and improve operability of certain topics included within ASU 2016-13. ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11, ASU 2020-02, and ASU 2020-03 have the same effective date and transition requirements as ASU 2016-13. The Company adopted the new guidance in the first quarter of fiscal year 2021 using the modified retrospective basis approach with application of the model to the Company’s accounts receivables. Under the new guidance, the Company is required to recognize estimated credit losses expected to occur over the estimated life or remaining contractual life of an asset using a broader range of information including past events, current conditions and consideration of supportable forecasts about future economic conditions. The adoption of this guidance had an insignificant impact on the Company’s consolidated financial statements and disclosures.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various areas related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning in fiscal year 2022. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The new standard will become effective for the Company beginning in fiscal year 2022. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides temporary optional guidance to ease the potential accounting burden associated with the transition away from reference rates (such as the London Interbank Offered Rate) that are expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which clarifies the scope and application of the guidance in ASU 2020-04. ASU 2021-01 clarifies that certain optional expedients and exceptions in ASU 2020-04 and Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The guidance in ASU 2020-04 and ASU 2021-01 are both effective upon issuance through December 31, 2022. The new guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

In May 2020, the Securities and Exchange Commission (SEC) adopted Amendments to Financial Disclosures about Acquired and Disposed Businesses (the Final Rule). The Final Rule amends SEC rules related to separate financial statements of acquired businesses, and, among other things, revises the income test by adding a revenue component, which is one of the tests used to determine whether a subsidiary of an acquired or disposed business is significant. The Final Rule reduces the anomalous result that registrants with marginal or break-even net income (loss) may be more likely to have subsidiaries deemed significant where they otherwise would not. The Final Rule became effective on January 1, 2021, with early adoption permitted. The Company early adopted the provisions of the Final Rule in the first quarter of fiscal year 2021. The guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

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

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which is related to a project by the FASB to facilitate codification updates for technical corrections, clarifications and other minor improvements that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The new standard contains amendments that affect a wide variety of topics in the ASC. The various amendments in this new standard will become effective for the Company beginning in fiscal year 2022, with early adoption permitted. The Company early adopted this guidance beginning in the fourth quarter of fiscal year 2021 and the guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 2 — Composition of Certain Balance Sheet Captions

	As of March 31, 2021	As of March 31, 2020
	(In thousands)
Accounts receivable, net:
Billed	$172,559	$260,431
Unbilled	70,785	75,661
Allowance for doubtful accounts	(4,692)	(5,394)
	$238,652	$330,698
Inventories:
Raw materials	$98,338	$83,353
Work in process	71,875	59,429
Finished goods	166,459	151,634
	$336,672	$294,416
Prepaid expenses and other current assets:
Prepaid expenses	$94,405	$84,872
Other	25,555	31,409
	$119,960	$116,281
Property, equipment and satellites, net:
Equipment and software (estimated useful life of 3-7 years)	$1,505,697	$1,229,926
CPE leased equipment (estimated useful life of 4-5 years)	409,942	399,343
Furniture and fixtures (estimated useful life of 7 years)	57,433	54,688
Leasehold improvements (estimated useful life of 2-17 years)	149,324	137,287
Building (estimated useful life of 12 years)	8,923	8,923
Land	2,291	2,291
Construction in progress	219,482	220,703
Satellites (estimated useful life of 12-17 years)	969,952	969,952
Satellite Ka-band capacity obtained under finance leases (estimated useful life of 7-11 years)	173,467	171,801
Satellites under construction	1,338,408	906,720
	4,834,919	4,101,634
Less: accumulated depreciation and amortization	(1,784,436)	(1,514,899)
	$3,050,483	$2,586,735
Other assets:
Investment in unconsolidated affiliate	$176,938	$160,204
Deferred income taxes	273,288	276,331
Capitalized software costs, net	237,100	242,741
Patents, orbital slots and other licenses, net	52,889	39,135
Other	95,212	88,941
	$835,427	$807,352
Accrued and other liabilities:
Collections in excess of revenues and deferred revenues	$216,594	$123,019
Accrued employee compensation	87,153	72,654
Accrued vacation	59,509	48,963
Warranty reserve, current portion	6,693	6,233
Operating lease liabilities	48,896	42,146
Other	113,986	98,175
	$532,831	$391,190
Other liabilities:
Deferred revenues, long-term portion	$84,654	$80,802
Warranty reserve, long-term portion	5,193	5,410
Satellite performance incentive obligations, long-term portion	22,191	24,349
Other	25,312	10,373
	$137,350	$120,934

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

The Company had $5.0 million in cash equivalents (Level 1) and no liabilities measured at fair value on a recurring basis as of both March 31, 2021 and March 31, 2020.

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

Long-term debt — The Company’s long-term debt consists of borrowings under its Revolving Credit Facility and Ex-Im Credit Facility (collectively, the Credit Facilities), $700.0 million in aggregate principal amount of 2025 Notes, $600.0 million in aggregate principal amount of 2027 Notes, $400.0 million in aggregate principal amount of 2028 Notes and finance lease obligations reported at the present value of future minimum lease payments with current accrued interest. Long-term debt related to the Revolving Credit Facility is reported at the outstanding principal amount of borrowings, while long-term debt related to the Ex-Im Credit Facility, 2025 Notes, the 2027 Notes and 2028 Notes is reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s long-term debt related to the Revolving Credit Facility approximates its carrying amount due to its variable interest rate, which approximates a market interest rate. As of March 31, 2021 and 2020, the fair value of the Company’s long-term debt related to the Ex-Im Credit Facility was determined based on a discounted cash flow analysis using observable market interest rates for instruments with similar terms (Level 2) and was approximately $100.1 million and $118.1 million, respectively. As of March 31, 2021 and 2020, the estimated fair value of the Company’s outstanding long-term debt related to the 2025 Notes was determined based on actual or estimated bids and offers for the 2025 Notes in an over-the-counter market (Level 2) and was $709.6 million and $653.6 million, respectively. As of March 31, 2021 and 2020, the estimated fair value of the Company’s outstanding long-term debt related to the 2027 Notes was determined based on actual or estimated bids and offers for the 2027 Notes in an over-the-counter market (Level 2) and was $629.2 million and $603.2 million, respectively. As of March 31, 2021, the estimated fair value of the Company’s outstanding long-term debt related to the 2028 Notes (which were issued in June 2020) was determined based on actual or estimated bids and offers for the 2028 Notes in an over-the-counter market (Level 2) and was $420.5 million.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Satellite performance incentive obligations — The Company’s contracts with the manufacturers of the ViaSat-1 and ViaSat-2 satellites require the Company to make monthly in-orbit satellite performance incentive payments, including interest, through fiscal year 2027 and fiscal year 2028, respectively, subject to the continued satisfactory performance of the applicable satellites. The Company records the net present value of these expected future payments as a liability and as a component of the cost of the satellites. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentive obligations on a recurring basis. The fair value of the Company’s outstanding satellite performance incentive obligations is estimated to approximate their carrying value based on current rates (Level 2). As of March 31, 2021 and 2020, the Company’s estimated satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites, including accrued interest, were $27.1 million and $27.4 million, respectively.

Note 4 — Goodwill and Acquired Intangible Assets

During fiscal year 2021, the increase in the Company’s goodwill related to the insignificant amount of the effects of foreign currency translation recorded within all three of the Company’s segments. During fiscal year 2020, the decrease in the Company’s goodwill related to the insignificant amount of the effects of foreign currency translation recorded within all three of the Company’s segments.

Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of two to ten years. Amortization expense related to other acquired intangible assets was $5.5 million, $7.6 million and $9.7 million for the fiscal years ended March 31, 2021, March 31, 2020 and March 31, 2019, respectively.

The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of international businesses acquired. Expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
Expected for fiscal year 2022	$3,300
Expected for fiscal year 2023	2,993
Expected for fiscal year 2024	2,472
Expected for fiscal year 2025	803
Expected for fiscal year 2026	—
Thereafter	—
$9,568

The allocation of the other acquired intangible assets and the related accumulated amortization as of March 31, 2021 and 2020 is as follows:

		As of March 31, 2021			As of March 31, 2020
	Weighted Average Useful Life	Total	Accumulated Amortization	Net Book Value	Total	Accumulated Amortization	Net Book Value
	(In years)	(In thousands)
Technology	6	$78,185	$(71,549)	$6,636	$89,228	$(78,935)	$10,293
Contracts and customer relationships	8	55,161	(52,229)	2,932	103,114	(98,968)	4,146
Satellite co-location rights	9	8,600	(8,600)	—	8,600	(8,600)	—
Trade name	3	5,940	(5,940)	—	5,940	(5,940)	—
Other	7	3,663	(3,663)	—	6,399	(6,399)	—
Total other acquired intangible assets	7	$151,549	$(141,981)	$9,568	$213,281	$(198,842)	$14,439

In fiscal year 2021, the gross amount and accumulated amortization for acquired identifiable intangible assets were reduced by the retirement of fully amortized assets that were no longer in use.

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

The Company’s finance leases consist primarily of satellite lifetime Ka-band capacity leases and have remaining terms from less than one to five years. The Company reports assets obtained under finance leases in property, equipment and satellites, net and the current and non-current portions of its finance lease liabilities in current portion of long-term debt and other long-term debt, respectively.

The components of the Company's lease costs, weighted average lease terms and discount rates are presented in the tables below:

	Fiscal Years Ended
	March 31, 2021	March 31, 2020
	(In thousands)
Lease cost:
Operating lease cost	$65,732	$60,861
Finance lease cost:
Depreciation of assets obtained under finance leases	13,656	11,328
Interest on lease liabilities	3,314	2,144
Short-term lease cost	5,618	4,750
Variable lease cost	7,176	8,608
Net lease cost	$95,496	$87,691

	As of	As of
	March 31, 2021	March 31, 2020
Lease term and discount rate:
Weighted average remaining lease term (in years):
Operating leases	7.4	7.0
Finance leases	5.3	6.3

Weighted average discount rate:
Operating leases	5.4%	5.4%
Finance leases	5.4%	5.4%

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table details components of the consolidated statements of cash flows for operating and finance leases:

	Fiscal Years Ended
	March 31, 2021	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$64,676	$58,987
Operating cash flows from finance leases	3,108	1,856
Financing cash flows from finance leases	10,900	8,044

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$78,393	$25,420
Finance leases	2,076	72,711

The following table presents maturities of the Company’s lease liabilities as of March 31, 2021:

	Operating Leases	Finance Leases
	(In thousands)
Expected for fiscal year 2022	$67,650	$13,567
Expected for fiscal year 2023	62,746	12,008
Expected for fiscal year 2024	62,173	12,000
Expected for fiscal year 2025	57,100	12,000
Expected for fiscal year 2026	54,084	12,000
Thereafter	139,230	3,000
Total future lease payments required	442,983	64,575
Less: interest	80,325	8,239
Total	$362,658	$56,336

As of March 31, 2021, the Company had $1.7 million of additional lease commitments that will commence in fiscal year 2022 with lease terms of three to six years.

As discussed in Note 1 – The Company and a Summary of Its Significant Accounting Policies – Leases, in fiscal year 2020 the Company adopted ASC 842 using the optional transition method presenting prior period amounts and disclosures under ASC 840. Rent expense was $53.5 million for the fiscal year ended March 31, 2019.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 6 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of March 31, 2021 and 2020:

	As of March 31, 2021	As of March 31, 2020
	(In thousands)
2028 Notes	$400,000	$—
2027 Notes	600,000	600,000
2025 Notes	700,000	700,000
Revolving Credit Facility	—	390,000
Ex-Im Credit Facility	98,261	117,913
Finance lease obligations (see Note 5)	56,336	64,956
Total debt	1,854,597	1,872,869
Unamortized discount and debt issuance costs	(21,441)	(21,418)
Less: current portion of long-term debt	30,472	29,788
Total long-term debt	$1,802,684	$1,821,663

The estimated aggregate amounts and timing of payments on the Company’s long-term debt obligations as of March 31, 2021 for the next five fiscal years and thereafter were as follows (excluding the effects of discount accretion under the 2025 Notes, the 2027 Notes, the 2028 Notes and the Ex-Im Credit Facility):

For the Fiscal Years Ending
(In thousands)
2022	$30,472
2023	29,455
2024	29,986
2025	30,555
2026	731,155
Thereafter	1,002,974
1,854,597
Plus: unamortized discount and debt issuance costs	(21,441)
Total	$1,833,156

Revolving Credit Facility

As of March 31, 2021, the Revolving Credit Facility provided a $700.0 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of January 18, 2024. At March 31, 2021, the Company had no outstanding borrowings under the Revolving Credit Facility and $26.3 million outstanding under standby letters of credit, leaving borrowing availability under the Revolving Credit Facility as of March 31, 2021 of $673.7 million.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. The Company has capitalized certain amounts of interest expense on the Revolving Credit Facility in connection with the construction of various assets during the construction period. The Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Revolving Credit Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of March 31, 2021, none of the Company’s subsidiaries guaranteed the Revolving Credit Facility.

The Revolving Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Revolving Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Revolving Credit Facility as of March 31, 2021.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Ex-Im Credit Facility

The Ex-Im Credit Facility originally provided a $362.4 million senior secured direct loan facility, which was fully drawn. Of the $362.4 million in principal amount of borrowings made under the Ex-Im Credit Facility, $321.2 million was used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remaining $41.2 million used to finance the total exposure fees incurred under the Ex-Im Credit Facility (which included all previously accrued completion exposure fees). As of March 31, 2021, the Company had $98.3 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility.

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

The Ex-Im Credit Facility contains financial covenants regarding Viasat’s maximum total leverage ratio and minimum interest coverage ratio. In addition, the Ex-Im Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Ex-Im Credit Facility as of March 31, 2021.

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

The 2028 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of March 31, 2021, none of the Company’s subsidiaries guaranteed the 2028 Notes. The 2028 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2028 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2028 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

The 2027 Notes are required to be guaranteed on a senior secured basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of March 31, 2021, none of the Company’s subsidiaries guaranteed the 2027 Notes. The 2027 Notes are secured, equally and ratably with the Revolving Credit Facility and any future parity lien debt, by liens on substantially all of the Company’s assets.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The 2025 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of March 31, 2021, none of the Company’s subsidiaries guaranteed the 2025 Notes. The 2025 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2025 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2025 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

In November 1996, the Company adopted the 1996 Equity Participation Plan (the Equity Participation Plan). The Equity Participation Plan provides for the grant to executive officers, other key employees, consultants and non-employee directors of the Company a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, restricted stock units and performance awards. From November 1996 to September 2020 through various amendments of the Equity Participation Plan, the Company increased the maximum number of shares reserved for issuance under this plan to 38,025,000 shares. The Company believes that such awards better align the interests of its employees with those of its stockholders. Shares of the Company’s common stock granted under the Equity Participation Plan in the form of stock options or stock appreciation right are counted against the Equity Participation Plan share reserve on a one for one basis and performance-based stock options are calculated assuming “maximum” performance. Shares of the Company’s common stock granted under the Equity Participation Plan as an award other than as an option or as a stock appreciation right with a per share purchase price lower than 100% of fair market value on the date of grant are counted against the Equity Participation Plan share reserve as two shares for each share of common stock prior to September 22, 2010 and subsequent to September 19, 2012, and as 2.65 shares for each share of common stock during the period beginning on September 22, 2010 and ending on September 19, 2012. Restricted stock units are granted to eligible employees and directors and represent rights to receive shares of common stock at a future date.

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

Total stock-based compensation expense recognized in accordance with the authoritative guidance for share-based payments was as follows:

	Fiscal Years Ended
	March 31, 2021	March 31, 2020	March 31, 2019
	(In thousands)
Stock-based compensation expense before taxes	$84,879	$86,553	$79,599
Related income tax benefits	(19,485)	(20,388)	(18,824)
Stock-based compensation expense, net of taxes	$65,394	$66,165	$60,775

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company recognizes excess tax benefits or deficiencies on vesting or settlement of awards as discrete items within income tax benefit or provision within net income (loss) and the related cash flows classified within operating activities.

The compensation cost that has been charged against income for the Equity Participation Plan under the authoritative guidance for share-based payments was $77.9 million, $81.5 million and $75.3 million, and for the Employee Stock Purchase Plan was $6.9 million, $5.0 million and $4.3 million, for the fiscal years ended March 31, 2021, March 31, 2020 and March 31, 2019, respectively. The Company capitalized $13.7 million, $12.6 million and $11.9 million of stock-based compensation expense as a part of the cost for software development for resale included in other assets and as a part of the equipment and software for internal use and satellites included in property, equipment and satellites, net for fiscal years 2021, 2020 and 2019, respectively.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of March 31, 2021, total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Equity Participation Plan (including stock options, TSR performance stock options and restricted stock units) and the Employee Stock Purchase Plan was $170.2 million and $1.4 million, respectively. These costs are expected to be recognized over a weighted average period of 1.2 years, 1.7 years and 2.8 years, for stock options, TSR performance stock options and restricted stock units, respectively, under the Equity Participation Plan and less than six months under the Employee Stock Purchase Plan.

Stock options, TSR performance stock options and employee stock purchase plan. The Company’s stock options typically have a simple four-year vesting schedule (except for one- and three-year vesting schedules for options granted to the members of the Company’s Board of Directors) and a six-year contractual term. The Company grants TSR performance stock options to executive officers under the 1996 Equity Participation Plan. The number of shares of TSR performance stock options that will become eligible to vest based on the time-based vesting schedule described below is based on a comparison over a four-year performance period of the Company’s TSR to the TSR of the companies included in the S&P Mid Cap 400 Index. The number of options that may become vested and exercisable will range from 0% to 175% of the target number of options based on the Company’s relative TSR ranking for the performance period. The Company’s TSR performance stock options have a four-year time-based vesting schedule and a six-year contractual term. The TSR performance stock options must be vested under both the time-based vesting schedule and the performance-based vesting conditions in order to become exercisable. Expense for TSR performance stock options that time-vest is recognized regardless of the actual TSR outcome achieved and is recognized on a graded-vesting basis. The weighted average estimated fair value of TSR performance stock options granted during fiscal years 2021, 2020 and 2019 was $19.25, $30.41 and $32.32 per share, respectively, using the Monte Carlo simulation. The weighted average estimated fair value of stock options granted and employee stock purchase plan shares issued during fiscal year 2021 was $12.81 and $11.60 per share, respectively, during fiscal year 2020 was $20.15 and $17.15 per share, respectively, and during fiscal year 2019 was $18.35 and $15.14 per share, respectively, using the Black-Scholes model. The weighted average assumptions (annualized percentages) used in the Black-Scholes model and Monte Carlo simulation were as follows:

	Stock Options			TSR Performance Stock Options			Employee Stock Purchase Plan
	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019
Volatility	39.1%	27.9%	27.9%	39.8%	27.7%	28.2%	64.8%	24.6%	32.8%
Risk-free interest rate	0.2%	1.3%	2.8%	0.4%	1.7%	2.8%	0.1%	1.8%	2.4%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected life	5.0 years	5.0 years	5.0 years	5.0 years	5.0 years	5.0 years	0.5 years	0.5 years	0.5 years

The Company’s expected volatility is a measure of the amount by which its stock price is expected to fluctuate over the expected term of the stock-based award. The estimated volatilities for stock options and TSR performance options are based on the historical volatility calculated using the daily stock price of the Company’s stock over a recent historical period equal to the expected term. The risk-free interest rate that the Company uses in determining the fair value of its stock-based awards is based on the implied yield on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of its stock-based awards. The expected terms or lives of stock options and TSR performance stock options represent the expected period of time from the date of grant to the estimated date that the stock options under the Company’s Equity Participation Plan would be fully exercised. The expected term assumption is estimated based primarily on the options’ vesting terms and remaining contractual life and employees’ expected exercise and post-vesting employment termination behavior.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of stock option activity for fiscal year 2021 is presented below:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)
Outstanding at March 31, 2020	1,225,233	$65.96
Options granted	34,000	40.25
Options expired	(302,500)	65.54
Options exercised	—	—
Outstanding at March 31, 2021	956,733	$65.18	1.5	$266
Vested and exercisable at March 31, 2021	916,733	$66.11	1.4	$—

The total intrinsic value of stock options exercised during fiscal years 2021, 2020 and 2019 was zero, $7.9 million and $7.9 million, respectively. All options issued under the Company’s stock option plans have an exercise price equal to the fair market value of the Company’s stock on the date of the grant. The Company recorded no excess tax benefit during fiscal year 2021 and an insignificant amount of excess tax benefit during fiscal years 2020 and 2019 related to stock option exercises.

A summary of TSR performance stock option activity for fiscal year 2021 is presented below:

	Number of Shares (1)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)
Outstanding at March 31, 2020	1,630,806	$71.52
TSR performance options granted	784,653	35.66
TSR performance options canceled	—	—
TSR performance options exercised	—	—
Outstanding at March 31, 2021	2,415,459	$59.87	4.3	$9,738
Vested and exercisable at March 31, 2021	—	$—	—	$—

(1)	Number of shares is based on the target number of options under each TSR performance stock option.

Restricted stock units. Restricted stock units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. There is no exercise price and no monetary payment required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock units generally vest over four years (except for one- and three-year vesting schedules for restricted stock units granted to the members of the Company’s Board of Directors). Compensation cost for these awards is based on the fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. For fiscal years 2021, 2020 and 2019, the Company recognized $59.4 million, $62.4 million and $58.8 million, respectively, in stock-based compensation expense related to these restricted stock unit awards.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The per unit weighted average grant date fair value of restricted stock units granted during fiscal years 2021, 2020 and 2019 was $36.57, $71.59 and $67.88, respectively. A summary of restricted stock unit activity for fiscal year 2021 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding at March 31, 2020	3,020,308	$69.35
Awarded	1,643,114	36.57
Forfeited	(167,181)	65.42
Vested	(1,064,680)	70.64
Outstanding at March 31, 2021	3,431,561	$53.44
Vested and deferred at March 31, 2021	188,717	$47.01

The total fair value of shares vested related to restricted stock units during the fiscal years 2021, 2020 and 2019 was $38.8 million, $80.4 million and $81.1 million, respectively.

Note 8 — Shares Used In Computing Diluted Net Income (Loss) Per Share

	Fiscal Years Ended
	March 31, 2021	March 31, 2020	March 31, 2019
	(In thousands)
Weighted average:
Common shares outstanding used in calculating basic net income (loss) per share attributable to Viasat, Inc. common stockholders	66,444	61,632	59,942
Restricted stock units to acquire common stock as determined by application of the treasury stock method	170	—	—
Potentially issuable shares in connection with certain terms of the Viasat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan	406	—	—
Shares used in computing diluted net income (loss) per share attributable to Viasat, Inc. common stockholders	67,020	61,632	59,942

Antidilutive shares excluded from the calculation for the fiscal year ended March 31, 2021 consisted of 1,119,819 shares related to stock options (other than TSR performance stock options), 475,371 shares related to TSR performance stock options and 2,205,085 shares related to restricted stock units.

The weighted average number of shares used to calculate basic and diluted net loss per share attributable to Viasat, Inc. common stockholders is the same for the fiscal years ended March 31, 2020 and 2019, as the Company incurred a net loss attributable to Viasat, Inc. common stockholders for such periods and inclusion of potentially dilutive weighted average shares of common stock would be antidilutive. Potentially dilutive weighted average shares excluded from the calculation for fiscal years 2020 and 2019, respectively, consisted of 591,396 and 1,291,503 shares related to stock options (other than TSR performance stock options), 138,026 and 871,343 shares related to TSR performance stock options, 841,890 and 612,318 shares related to restricted stock units, and 446,603 and 215,956 shares related to certain terms of the Viasat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 9 — Income Taxes

The components of income (loss) before income taxes by jurisdiction are as follows:

	Fiscal Years Ended
	March 31, 2021	March 31, 2020	March 31, 2019
	(In thousands)
United States	$48,443	$27,000	$(102,643)
Foreign	(22,457)	(25,572)	(7,838)
	$25,986	$1,428	$(110,481)

The (provision for) benefit from income taxes includes the following:

	Fiscal Years Ended
	March 31, 2021	March 31, 2020	March 31, 2019
	(In thousands)
Current tax provision
Federal	$(8,573)	$(5,935)	$(821)
State	(3,386)	(1,465)	(690)
Foreign	449	(327)	(1,619)
	(11,510)	(7,727)	(3,130)
Deferred tax benefit
Federal	708	9,889	34,099
State	823	5,797	8,738
Foreign	538	(44)	1,307
	2,069	15,642	44,144
Total (provision for) benefit from income taxes	$(9,441)	$7,915	$41,014

Significant components of the Company’s net deferred tax assets are as follows:

	As of
	March 31, 2021	March 31, 2020
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$187,900	$217,883
Tax credit carryforwards	272,126	248,425
Operating lease liabilities	88,259	78,114
Deferred revenue	21,345	24,840
Other	82,222	62,691
Valuation allowance	(47,076)	(42,621)
Total deferred tax assets	604,776	589,332
Deferred tax liabilities:
Intangible assets	(71,335)	(71,116)
Property, equipment and satellites	(142,899)	(142,049)
Operating lease assets	(83,065)	(73,446)
Other	(34,208)	(27,374)
Total deferred tax liabilities	(331,507)	(313,985)
Net deferred tax assets	$273,269	$275,347

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the (provision for) benefit from income taxes to the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes is as follows:

	Fiscal Years Ended
	March 31, 2021	March 31, 2020	March 31, 2019
	(In thousands)
Tax (provision) benefit at federal statutory rate	$(5,457)	$(300)	$23,201
State tax (provision) benefit, net of federal benefit	(5,067)	(1,093)	1,815
Tax credits, net of valuation allowance	24,272	25,153	26,836
Non-deductible compensation	(5,728)	(7,150)	(4,527)
Non-deductible meals and entertainment	(386)	(1,075)	(929)
Stock-based compensation	(9,901)	780	180
Change in federal tax rate due to 2020 CARES Act and 2017 Tax Cuts and Jobs Act	—	567	—
Change in state effective tax rate	(2,360)	(14)	(684)
Foreign effective tax rate differential, net of valuation allowance	(3,046)	(5,707)	(1,552)
Unremitted subsidiary gains	(1,682)	(2,742)	(1,388)
Other	(86)	(504)	(1,938)
Total (provision for) benefit from income taxes	$(9,441)	$7,915	$41,014

As of March 31, 2021, the Company had federal and state research & development (R&D) tax credit carryforwards of $214.2 million and $174.6 million, respectively, which begin to expire in fiscal year 2026 and fiscal year 2022, respectively. As of March 31, 2021, the Company also had foreign tax credit carryforwards of approximately $1.9 million, which begin to expire in fiscal year 2022. As of March 31, 2021, the Company had federal and state net operating loss carryforwards of $687.1 million and $560.1 million, respectively, both of which begin to expire in fiscal year 2022.

In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Future realization of existing deferred tax assets ultimately depends on future profitability and the existence of sufficient taxable income of appropriate character (for example, ordinary income versus capital gains) within the carryforward period available under tax law. In the event that the Company’s estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established, which would cause a decrease to income in the period such determination is made. A valuation allowance of $47.1 million at March 31, 2021 and $42.6 million at March 31, 2020 has been established relating to state and foreign net operating loss carryforwards, state R&D tax credit carryforwards, and foreign tax credit carryforwards that, based on management’s estimate of future taxable income attributable to such jurisdictions and generation of additional research credits, are considered more likely than not to expire unused.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	As of
	March 31, 2021	March 31, 2020	March 31, 2019
	(In thousands)
Balance, beginning of fiscal year	$80,591	$68,156	$55,474
Decrease related to prior year tax positions	(828)	(949)	(1,183)
Increases related to current year tax positions	13,199	13,384	13,865
Balance, end of fiscal year	$92,962	$80,591	$68,156

Of the total unrecognized tax benefits at March 31, 2021, $84.0 million would reduce the Company’s annual effective tax rate if recognized, subject to valuation allowance consideration. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest or penalties associated with uncertain tax positions as of March 31, 2021 and 2020.

In the next 12 months it is reasonably possible that the amount of unrecognized tax benefits will not change significantly.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company is subject to periodic audits by domestic and foreign tax authorities. By statute, the Company’s U.S. federal and state income tax returns are subject to examination by the tax authorities for fiscal years 2018 and thereafter. Additionally, net operating loss and R&D tax credit carryovers that were generated in prior years may also be subject to examination. With few exceptions, fiscal years 2017 and thereafter remain open to examination by foreign tax authorities. The Company believes that it has appropriate support for the income tax positions taken on its tax returns and its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations.

Note 10 — Equity Method Investments and Related-Party Transactions

Euro Broadband Infrastructure Sàrl

In March 2017, the Company acquired a 49% interest in Euro Broadband Infrastructure Sàrl (Euro Infrastructure Co.) for $139.5 million as part of the consummation of the Company’s strategic partnering arrangement with Eutelsat. The Company’s investment in Euro Infrastructure Co. is accounted for under the equity method and the total investment, including basis difference allocated to tangible assets, identifiable intangible assets, deferred income taxes and goodwill, is classified as a single line item, as an investment in unconsolidated affiliate, on the Company’s consolidated balance sheets. Because the underlying net assets in Euro Infrastructure Co. and the related excess carrying value of investment over the proportionate share of net assets are denominated in Euros, foreign currency translation gains or losses impact the recorded value of the Company’s investment. The Company recorded a foreign currency translation gain, net of tax, of approximately $12.2 million, a loss, net of tax, of approximately $3.8 million, and a loss, net of tax, of approximately $5.6 million for the fiscal years ended March 31, 2021, 2020 and 2019, respectively, in accumulated other comprehensive income (loss). The Company records its proportionate share of the results of Euro Infrastructure Co., and any related basis difference amortization expense, within equity in income of unconsolidated affiliate, net, one quarter in arrears. Accordingly, the Company included its share of the results of Euro Infrastructure Co. for the twelve months ended December 31, 2020, 2019 and 2018 in its consolidated financial statements for the fiscal years ended March 31, 2021, 2020 and 2019, respectively. The Company’s investment in Euro Infrastructure Co. is presented at cost of investment plus its accumulated proportional share of income or loss, including amortization of the difference in the historical basis of the Company’s contribution, less any distributions it has received. On April 30, 2021, the Company purchased the remaining 51% interest in Euro Infrastructure Co. from Eutelsat (see Note 16 — Subsequent Events for more information).

The difference between the Company’s carrying value of its investment in Euro Infrastructure Co. and its proportionate share of the net assets of Euro Infrastructure Co. as of March 31, 2021 and 2020 is summarized as follows:

	As of March 31, 2021	As of March 31, 2020
	(In thousands)
Carrying value of investment in Euro Infrastructure Co.	$176,938	$160,204
Less: proportionate share of net assets of Euro Infrastructure Co.	159,394	144,769
Excess carrying value of investment over proportionate share of net assets	$17,544	$15,435
The excess carrying value has been primarily assigned to:
Goodwill	$23,978	$21,777
Identifiable intangible assets	8,332	8,799
Tangible assets	(15,781)	(16,142)
Deferred income taxes	1,015	1,001
	$17,544	$15,435

The identifiable intangible assets have useful lives of up to 11 years and a weighted average useful life of approximately ten years, and tangible assets have useful lives of up to 11 years and a weighted average useful life of approximately 11 years. Goodwill is not deductible for tax purposes.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s share of income on its investment in Euro Infrastructure Co. was an insignificant amount, $4.5 million, and $3.0 million for the fiscal years ended March 31, 2021, 2020 and 2019, respectively, consisting of the Company’s share of equity in Euro Infrastructure Co.’s income, including amortization of the difference in the historical basis of the Company’s contribution.

Since acquiring its initial interest in Euro Infrastructure Co., the Company has recorded $10.8 million in retained earnings of undistributed cumulative earnings in equity interests, net of tax, as of March 31, 2021.

Related-party transactions

Transactions with the equity method investee are considered related-party transactions. The following tables set forth the material related-party transactions entered into between Euro Infrastructure Co. and its subsidiaries, on the one hand, and the Company and its subsidiaries, on the other hand, in the ordinary course of business for the time periods presented:

	Fiscal Years Ended
	March 31, 2021	March 31, 2020	March 31, 2019
	(In thousands)
Revenue – Euro Infrastructure Co.	$10,619	$9,993	$8,365
Expense – Euro Infrastructure Co.	16,341	18,854	14,302
Cash received – Euro Infrastructure Co.	10,800	12,848	11,276
Cash paid – Euro Infrastructure Co.	27,079	13,463	15,191

	As of March 31, 2021	As of March 31, 2020
	(In thousands)
Collections in excess of revenues and deferred revenues – Euro Infrastructure Co.	$6,013	$5,832
Accounts payable - Euro Infrastructure Co.	*	5,446

*	Amount was insignificant.

Note 11 — Employee Benefits

The Company is a sponsor of a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code. Under the plan, the Company may make discretionary contributions to the plan which vest over three years. The Company’s discretionary matching contributions to the plan are based on the amount of employee contributions and can be made in cash or the Company’s common stock at the Company’s election. Subsequent to the 2021 fiscal year end, the Company elected to settle the discretionary contributions liability in shares of the Company’s common stock, consistent with fiscal year 2020. Based on the closing price of the Company’s common stock at the 2021 fiscal year end, the Company would issue approximately 509,673 shares of common stock at this time. Discretionary contributions accrued by the Company as of March 31, 2021 and 2020 amounted to $24.5 million and $25.4 million, respectively.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 12 — Commitments

In January 2008, the Company entered into several agreements with Space Systems/Loral, Inc. (SS/L), its former parent company Loral Space & Communications, Inc. (Loral) and Telesat Canada related to the Company’s ViaSat-1 satellite, which was placed into service in January 2012. In May 2013, the Company entered into an agreement to purchase the ViaSat-2 satellite from The Boeing Company (Boeing), which satellite was placed into service during the fourth quarter of fiscal year 2018. The Company’s contracts with SS/L and Boeing require the Company to make monthly in-orbit satellite performance incentive payments, including interest through fiscal year 2027 and fiscal year 2028, respectively, subject to the continued satisfactory performance of the applicable satellites. The Company records the net present value of these expected future payments as a liability and as a component of the cost of the satellites. As of March 31, 2021, the Company’s estimated satellite performance incentive obligations and accrued interest for the ViaSat-1 and ViaSat-2 satellites were approximately $27.1 million, of which $4.9 million and $22.2 million have been classified as current in accrued liabilities and non-current in other liabilities, respectively. Under the satellite construction contracts with SS/L and Boeing, the Company may incur up to $32.5 million in total costs for satellite performance incentive obligations and related interest earned with potential future minimum payments of $5.3 million, $5.0 million, $5.3 million, $5.5 million and $5.8 million in fiscal years 2022, 2023, 2024, 2025 and 2026, respectively, with $5.6 million in commitments thereafter.

The Company has entered into satellite construction agreements with Boeing for the construction and purchase of three ViaSat-3 class satellites and the integration of Viasat’s payload and technologies into the satellites. The Company also enters into various other satellite-related purchase commitments, including with respect to the provision of launch services, operation of its satellites and satellite insurance. As of March 31, 2021, future minimum payments under the Company’s satellite construction contracts and other satellite-related purchase commitments for the next five fiscal years and thereafter were as follows:

Fiscal Years Ending	(In thousands)
2022	$360,547
2023	203,008
2024	20,361
2025	2,271
2026	2,291
Thereafter	9,791
$598,269

The Company has various other purchase commitments under satellite capacity agreements which are used to provide satellite networking services to its customers for future minimum payments of approximately $57.2 million, $46.6 million, $16.8 million, $5.9 million and $9.7 million in fiscal years 2022, 2023, 2024, 2025 and 2026, respectively, and $65.4 million of further minimum payments thereafter.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company has contracts with various U.S. Government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. Government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. Government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. Government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal years 2019 or 2020. As of March 31, 2021, the DCAA had completed its incurred cost audit for fiscal years 2004 and 2016 and approved the Company’s incurred costs for those fiscal years, as well as approved the Company’s incurred costs for fiscal years 2005 through 2015, 2017 and 2018 without further audit based on the determination of low risk. Although the Company has recorded contract revenues subsequent to fiscal year 2018 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of March 31, 2021 and 2020, the Company had $10.3 million and $7.8 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. Government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on the status of the related contracts.

Note 14 — Product Warranty

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within 12 months are classified as accrued liabilities and amounts expected to be incurred beyond 12 months are classified as other liabilities in the consolidated financial statements. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, the Company bases its estimates on its experience with the technology involved and the types of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and, in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual in fiscal years 2021, 2020 and 2019.

	Fiscal Years Ended
	March 31, 2021	March 31, 2020	March 31, 2019
	(In thousands)
Balance, beginning of period	$11,643	$7,584	$6,914
Change in liability for warranties issued in period	5,328	9,107	5,080
Settlements made (in cash or in kind) during the period	(5,085)	(5,048)	(4,410)
Balance, end of period	$11,886	$11,643	$7,584

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Segment revenues and operating profits (losses) for the fiscal years ended March 31, 2021, 2020 and 2019 were as follows:

	Fiscal Years Ended
	March 31, 2021	March 31, 2020	March 31, 2019
	(In thousands)
Revenues:
Satellite services
Product	$—	$—	$—
Service	868,943	826,583	684,205
Total	868,943	826,583	684,205
Commercial networks
Product	268,830	289,959	383,547
Service	52,026	54,598	44,857
Total	320,856	344,557	428,404
Government systems
Product	775,620	882,582	709,144
Service	290,688	255,516	246,505
Total	1,066,308	1,138,098	955,649
Elimination of intersegment revenues	—	—	—
Total revenues	$2,256,107	$2,309,238	$2,068,258
Operating profits (losses):
Satellite services	$35,853	$7,015	$(64,321)
Commercial networks	(180,749)	(186,877)	(166,613)
Government systems	208,611	225,894	179,969
Elimination of intersegment operating profits	—	—	—
Segment operating profit (loss) before corporate and amortization of acquired intangible assets	63,715	46,032	(50,965)
Corporate	—	—	—
Amortization of acquired intangible assets	(5,482)	(7,611)	(9,655)
Income (loss) from operations	$58,233	$38,421	$(60,620)

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. The Company’s property and equipment, including its satellites, earth stations and other networking equipment, are assigned to corporate assets as they are available for use by the various segments throughout their estimated useful lives. Segment assets as of March 31, 2021 and 2020 were as follows:

	As of March 31, 2021	As of March 31, 2020
	(In thousands)
Segment assets:
Satellite services	$64,048	$86,252
Commercial networks	168,334	188,269
Government systems	470,389	484,237
Total segment assets	702,771	758,758
Corporate assets	4,646,696	4,125,110
Total assets	$5,349,467	$4,883,868

Other acquired intangible assets, net and goodwill included in segment assets as of March 31, 2021 and 2020 were as follows:

	Other Acquired Intangible Assets, Net		Goodwill
	As of March 31, 2021	As of March 31, 2020	As of March 31, 2021	As of March 31, 2020
	(In thousands)
Satellite services	$5,738	$7,368	$13,814	$13,489
Commercial networks	—	257	44,044	43,981
Government systems	3,830	6,814	64,442	63,727
Total	$9,568	$14,439	$122,300	$121,197

Amortization of acquired intangible assets by segment for the fiscal years ended March 31, 2021, 2020 and 2019 was as follows:

	Fiscal Years Ended
	March 31, 2021	March 31, 2020	March 31, 2019
	(In thousands)
Satellite services	$2,164	$2,897	$4,857
Commercial networks	257	1,539	1,542
Government systems	3,061	3,175	3,256
Total amortization of acquired intangible assets	$5,482	$7,611	$9,655

Revenue information by geographic area for the fiscal years ended March 31, 2021, 2020 and 2019 was as follows:

	Fiscal Years Ended
	March 31, 2021	March 31, 2020	March 31, 2019
	(In thousands)
U.S. customers	$2,063,832	$2,057,458	$1,836,304
Non U.S. customers (each country individually insignificant)	192,275	251,780	231,954
Total revenues	$2,256,107	$2,309,238	$2,068,258

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company distinguishes revenues from external customers by geographic area based on customer location.

The net book value of long-lived assets located outside the United States was $74.6 million at March 31, 2021 and $64.7 million at March 31, 2020.

Note 16 — Subsequent Events

On April 30, 2021, subsequent to fiscal year end, the Company purchased the remaining 51% interest in Euro Infrastructure Co. from Eutelsat for approximately €142.6 million, or approximately $172.7 million (subject to customary post-closing net working capital and net debt adjustments). The purchase price was funded with available cash, resulting in a cash outlay of approximately €41.6 million, or $50.4 million, after consideration of approximately €101.0 million, or $122.3 million, of Euro Infrastructure Co.’s cash on hand.

On April 30, 2021, subsequent to fiscal year end, the Company acquired RigNet, Inc. (RigNet) in exchange for the issuance of approximately 4.0 million shares of the Company’s common stock and a de minimis amount of cash in respect of fractional shares. RigNet is a leading provider of ultra-secure, intelligent networking solutions and specialized applications.

Given the timing of the closing of these acquisitions, the Company is currently in the process of valuing the assets acquired and liabilities assumed in each of the business combinations. As a result, the Company is not yet able to provide the amounts to be recognized for the major classes of assets acquired and liabilities assumed and other disclosures required by ASC 805, Business Combinations.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Three Fiscal Years Ended March 31, 2021

Deferred Tax Asset Valuation Allowance
(In thousands)
Balance, March 31, 2018	$29,049
Charged (credited) to costs and expenses	4,450
Deductions	—
Balance, March 31, 2019	$33,499
Charged (credited) to costs and expenses	9,122
Deductions	—
Balance, March 31, 2020	$42,621
Charged (credited) to costs and expenses	4,455
Deductions	—
Balance, March 31, 2021	$47,076

II-1