Form 10-Q
period 2021-09-30
VIASAT INC
filed 2021-11-09
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021.

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of October 22, 2021 was 73,398,817.

VIASAT, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of September 30, 2021	As of March 31, 2021
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$217,654	$295,949
Accounts receivable, net	369,222	238,652
Inventories	348,342	336,672
Prepaid expenses and other current assets	131,169	119,960
Total current assets	1,066,387	991,233

Property, equipment and satellites, net	3,465,367	3,050,483
Operating lease right-of-use assets	340,165	340,456
Other acquired intangible assets, net	243,331	9,568
Goodwill	191,125	122,300
Other assets	686,485	835,427
Total assets	$5,992,860	$5,349,467
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$193,247	$145,134
Accrued and other liabilities	511,093	532,831
Current portion of long-term debt	29,965	30,472
Total current liabilities	734,305	708,437

Senior notes	1,684,744	1,683,264
Other long-term debt	425,829	119,420
Non-current operating lease liabilities	310,565	313,762
Other liabilities	163,947	137,350
Total liabilities	3,319,390	2,962,233
Commitments and contingencies (Note 8)
Equity:
Viasat, Inc. stockholders’ equity
Common stock	7	7
Paid-in capital	2,382,356	2,092,595
Retained earnings	269,323	249,064
Accumulated other comprehensive (loss) income	(16,873)	9,803
Total Viasat, Inc. stockholders’ equity	2,634,813	2,351,469
Noncontrolling interest in subsidiary	38,657	35,765
Total equity	2,673,470	2,387,234
Total liabilities and equity	$5,992,860	$5,349,467

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(In thousands, except per share data)
Revenues:
Product revenues	$308,666	$255,980	$601,930	$506,614
Service revenues	392,688	298,298	764,284	578,152
Total revenues	701,354	554,278	1,366,214	1,084,766
Operating expenses:
Cost of product revenues	234,721	191,890	454,068	379,782
Cost of service revenues	253,722	195,423	488,351	393,100
Selling, general and administrative	156,684	125,451	310,884	246,490
Independent research and development	40,530	27,531	74,993	55,167
Amortization of acquired intangible assets	7,399	1,300	13,328	2,858
Income from operations	8,298	12,683	24,590	7,369
Other income (expense):
Interest income	71	128	134	360
Interest expense	(6,093)	(9,790)	(12,385)	(19,314)
Other income, net	—	—	4,118	—
Income (loss) before income taxes	2,276	3,021	16,457	(11,585)
Benefit from income taxes	2,874	687	6,961	6,435
Equity in (loss) income of unconsolidated affiliate, net	—	(317)	(256)	14
Net income (loss)	5,150	3,391	23,162	(5,136)
Less: net income attributable to noncontrolling interest, net of tax	1,859	1,428	2,903	5,290
Net income (loss) attributable to Viasat, Inc.	$3,291	$1,963	$20,259	$(10,426)
Basic net income (loss) per share attributable to Viasat, Inc. common stockholders	$0.04	$0.03	$0.28	$(0.16)
Diluted net income (loss) per share attributable to Viasat, Inc. common stockholders	$0.04	$0.03	$0.27	$(0.16)
Shares used in computing basic net income (loss) per share	73,544	66,576	72,549	64,554
Shares used in computing diluted net income (loss) per share	74,872	67,006	73,862	64,554
Comprehensive income (loss):
Net income (loss)	$5,150	$3,391	$23,162	$(5,136)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	(10,934)	4,418	(26,676)	3,615
Other comprehensive (loss) income, net of tax	(10,934)	4,418	(26,676)	3,615
Comprehensive (loss) income	(5,784)	7,809	(3,514)	(1,521)
Less: comprehensive income attributable to noncontrolling interest, net of tax	1,859	1,428	2,903	5,290
Comprehensive (loss) income attributable to Viasat, Inc.	$(7,643)	$6,381	$(6,417)	$(6,811)

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	September 30, 2021	September 30, 2020
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$23,162	$(5,136)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	198,970	157,939
Amortization of intangible assets	42,890	31,675
Stock-based compensation expense	43,241	43,328
Loss on disposition of fixed assets	19,324	17,678
Other non-cash adjustments	(7,534)	(2,354)
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(59,047)	73,856
Inventories	(8,927)	(38,034)
Other assets	25,660	19,513
Accounts payable	21,129	(14,481)
Accrued liabilities	(48,981)	52,510
Other liabilities	(22,088)	(2,972)
Net cash provided by operating activities	227,799	333,522
Cash flows from investing activities:
Purchase of property, equipment and satellites	(448,345)	(426,298)
Cash paid for patents, licenses and other assets	(26,633)	(33,586)
Payments related to acquisition of businesses, net of cash acquired	(138,668)	—
Net cash used in investing activities	(613,646)	(459,884)
Cash flows from financing activities:
Proceeds from debt borrowings	320,000	400,000
Payments of debt borrowings	(15,227)	(402,940)
Payment of debt issuance costs	—	(4,882)
Proceeds from issuance of common stock under equity plans	8,776	9,206
Purchase of common stock in treasury (immediately retired) related to tax withholdings for stock-based compensation	(1,742)	(747)
Proceeds from common stock issued in private placement, net of issuance costs	—	174,749
Other financing activities	(1,479)	(3,454)
Net cash provided by financing activities	310,328	171,932
Effect of exchange rate changes on cash	(2,776)	554
Net (decrease) increase in cash and cash equivalents	(78,295)	46,124
Cash and cash equivalents at beginning of period	295,949	304,309
Cash and cash equivalents at end of period	$217,654	$350,433
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$18,099	$53,464
Issuance of common stock in connection with acquisition	$207,169	$—

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Viasat, Inc. Stockholders
	Common Stock
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total
	(In thousands, except share data)
For the Three Months Ended September 30, 2021
Balance at June 30, 2021	73,320,854	$7	$2,360,023	$266,032	$(5,939)	$36,887	$2,657,010
Exercise of stock options	1,894	—	59	—	—	—	59
Stock-based compensation	—	—	23,558	—	—	—	23,558
RSU awards vesting, net of shares withheld for taxes which have been retired	75,330	—	(1,284)	—	—	—	(1,284)
Other	—	—	—	—	—	(89)	(89)
Net income	—	—	—	3,291	—	1,859	5,150
Other comprehensive loss, net of tax	—	—	—	—	(10,934)	—	(10,934)
Balance at September 30, 2021	73,398,078	$7	$2,382,356	$269,323	$(16,873)	$38,657	$2,673,470

For the Three Months Ended September 30, 2020
Balance at June 30, 2020	63,026,001	$6	$1,846,827	$232,984	$(6,851)	$26,217	$2,099,183
Common stock issued in private placement, net of issuance costs	4,474,559	1	174,748	—	—	—	174,749
Stock-based compensation	—	—	26,296	—	—	—	26,296
RSU awards vesting, net of shares withheld for taxes which have been retired	32,309	—	(346)	—	—	—	(346)
Net income	—	—	—	1,963	—	1,428	3,391
Other comprehensive income, net of tax	—	—	—	—	4,418	—	4,418
Balance at September 30, 2020	67,532,869	$7	$2,047,525	$234,947	$(2,433)	$27,645	$2,307,691

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Viasat, Inc. Stockholders
	Common Stock
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total
	(In thousands, except share data)
For the Six Months Ended September 30, 2021
Balance at March 31, 2021	68,529,133	$7	$2,092,595	$249,064	$9,803	$35,765	$2,387,234
Exercise of stock options	2,257	—	70	—	—	—	70
Issuance of stock under Employee Stock Purchase Plan	313,700	—	8,706	—	—	—	8,706
Stock-based compensation	—	—	51,070	—	—	—	51,070
Shares issued in settlement of certain accrued employee compensation liabilities	457,130	—	24,488	—	—	—	24,488
RSU awards vesting, net of shares withheld for taxes which have been retired	95,669	—	(1,742)	—	—	—	(1,742)
Shares issued in connection with acquisition of business	4,000,189	—	207,169	—	—	—	207,169
Other	—	—	—	—	—	(11)	(11)
Net income	—	—	—	20,259	—	2,903	23,162
Other comprehensive loss, net of tax	—	—	—	—	(26,676)	—	(26,676)
Balance at September 30, 2021	73,398,078	$7	$2,382,356	$269,323	$(16,873)	$38,657	$2,673,470

For the Six Months Ended September 30, 2020
Balance at March 31, 2020	62,147,140	$6	$1,788,456	$245,373	$(6,048)	$22,355	$2,050,142
Issuance of stock under Employee Stock Purchase Plan	282,269	—	9,206	—	—	—	9,206
Common stock issued in private placement, net of issuance costs	4,474,559	1	174,748	—	—	—	174,749
Stock-based compensation	—	—	50,456	—	—	—	50,456
Shares issued in settlement of certain accrued employee compensation liabilities	580,846	—	25,406	—	—	—	25,406
RSU awards vesting, net of shares withheld for taxes which have been retired	48,055	—	(747)	—	—	—	(747)
Net (loss) income	—	—	—	(10,426)	—	5,290	(5,136)
Other comprehensive income, net of tax	—	—	—	—	3,615	—	3,615
Balance at September 30, 2020	67,532,869	$7	$2,047,525	$234,947	$(2,433)	$27,645	$2,307,691

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation

The accompanying condensed consolidated balance sheet at September 30, 2021, the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended September 30, 2021 and 2020, the condensed consolidated statements of cash flows for the six months ended September 30, 2021 and 2020 and the condensed consolidated statements of equity for the three and six months ended September 30, 2021 and 2020 have been prepared by the management of Viasat, Inc. (also referred to hereafter as the Company or Viasat), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended March 31, 2021 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 31, 2021 included in the Company’s Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Contract costs on U.S. Government contracts are subject to audit and review by the Defense Contracting Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. Government agencies, as well as negotiations with U.S. Government representatives. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal years 2020 or 2021. As of September 30, 2021, the DCAA had completed its incurred cost audit for fiscal years 2004, 2016 and 2019 and approved the Company’s incurred costs for those fiscal years, as well as approved the Company’s incurred costs for fiscal years 2005 through 2015, 2017 and 2018 without further audit based on the determination of low risk. Although the Company has recorded contract revenues subsequent to fiscal year 2019 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of September 30, 2021 and March 31, 2021, the Company had $10.9 million and $10.3 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. Government cost reimbursable contracts (see Note 8 — Commitments and Contingencies for more information).

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

Transaction price allocated to remaining performance obligations

The Company’s remaining performance obligations represent the transaction price of firm contracts and orders for which work has not been performed. The Company includes in its remaining performance obligations only those contracts and orders for which it has accepted purchase orders. Remaining performance obligations associated with the Company’s subscribers for fixed consumer and business broadband services in its satellite services segment exclude month-to-month service contracts in accordance with a practical expedient and are estimated using a portfolio approach in which the Company reviews all relevant promotional activities and calculates the remaining performance obligation using the average service component for the portfolio and the average time remaining under the contract. The Company’s future recurring in-flight connectivity service contracts in its satellite services segment do not have minimum service purchase requirements and therefore are not included in the Company’s remaining performance obligations. As of September 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $2.3 billion, of which the Company expects to recognize approximately half over the next 12 months, with the balance recognized thereafter.

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

The following sets forth disaggregated reported revenue by segment and product and services for the three and six months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$118,935	$189,731	$308,666
Service revenues	300,110	15,871	76,707	392,688
Total revenues	$300,110	$134,806	$266,438	$701,354

	Six Months Ended September 30, 2021
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$220,466	$381,464	$601,930
Service revenues	574,227	32,936	157,121	764,284
Total revenues	$574,227	$253,402	$538,585	$1,366,214

	Three Months Ended September 30, 2020
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$66,751	$189,229	$255,980
Service revenues	215,887	12,109	70,302	298,298
Total revenues	$215,887	$78,860	$259,531	$554,278

	Six Months Ended September 30, 2020
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$121,870	$384,744	$506,614
Service revenues	417,871	24,152	136,129	578,152
Total revenues	$417,871	$146,022	$520,873	$1,084,766

Revenues from the U.S. Government as an individual customer comprised approximately 25% and 27% of total revenues for the three and six months ended September 30, 2021, respectively, and approximately 32% and 31% of total revenues for the three and six months ended September 30, 2020, respectively, mainly reported within the government systems segment. Revenues from the Company’s other customers, mainly reported within the commercial networks and satellite services segments, comprised approximately 75% and 73% of total revenues for the three and six months ended September 30, 2021, respectively, and approximately 68% and 69% of total revenues for the three and six months ended September 30, 2020, respectively.

The Company’s satellite services segment revenues are primarily derived from the Company’s fixed broadband services, in-flight services and advanced software and communication infrastructure services (acquired through the RigNet acquisition).

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Revenues in the Company’s commercial networks and government systems segments are primarily derived from three types of contracts: fixed-price, cost-reimbursement and time-and-materials contracts. Fixed-price contracts (which require the Company to provide products and services under a contract at a specified price) comprised approximately 91% and 90% of the Company’s total revenues for these segments for the three and six months ended September 30, 2021, respectively, and approximately 87% and 86% of the Company’s total revenues for these segments for the three and six months ended September 30, 2020, respectively. The remainder of the Company’s revenues in these segments for such periods was derived primarily from cost-reimbursement contracts (under which the Company is reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (under which the Company is reimbursed for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

Historically, a significant portion of the Company’s revenues in its commercial networks and government systems segments has been derived from customer contracts that include the development of products. The development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for the Company’s funded development from its customer contracts were approximately 23% of its total revenues for both the three and six months ended September 30, 2021, and approximately 23% and 25% of its total revenues for the three and six months ended September 30, 2020, respectively.

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

The following table presents contract assets and liabilities as of September 30, 2021 and March 31, 2021:

	As of September 30, 2021	As of March 31, 2021
	(In thousands)
Unbilled accounts receivable	$102,111	$70,785
Collections in excess of revenues and deferred revenues	201,050	216,594
Deferred revenues, long-term portion	86,569	84,654

Unbilled accounts receivable increased $31.3 million during the six months ended September 30, 2021, primarily driven by revenue recognized in the Company’s commercial networks and satellite services segments in excess of billings. The acquisition of RigNet contributed $17.5 million of unbilled accounts receivable.

Collections in excess of revenues and deferred revenues decreased $15.5 million during the six months ended September 30, 2021, primarily driven by revenue recognized in excess of advances on goods or services received in the Company’s commercial networks segment.

During the three and six months ended September 30, 2021, the Company recognized revenue of $43.8 million and $122.0 million, respectively, that was previously included in the Company’s collections in excess of revenues and deferred revenues at March 31, 2021. During the three and six months ended September 30, 2020, the Company recognized revenue of $17.0 million and $74.6 million, respectively, that was previously included in the Company’s collections in excess of revenues and deferred revenues at March 31, 2020.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Property, equipment and satellites

Satellites and other property and equipment, including internally developed software, are recorded at cost or, in the case of certain satellites and other property acquired, the fair value at the date of acquisition, net of accumulated depreciation. Capitalized satellite costs consist primarily of the costs of satellite construction and launch, including launch insurance and insurance during the period of in-orbit testing, the net present value of performance incentives expected to be payable to satellite manufacturers (dependent on the continued satisfactory performance of the satellites), costs directly associated with the monitoring and support of satellite construction, and interest costs incurred during the period of satellite construction. The Company also constructs earth stations, network operations systems and other assets to support its satellites, and those construction costs, including interest, are capitalized as incurred. At the time satellites are placed in service, the Company estimates the useful life of its satellites for depreciation purposes based upon an analysis of each satellite’s performance against the original manufacturer’s orbital design life, estimated fuel levels and related consumption rates, as well as historical satellite operating trends. The Company periodically reviews the remaining estimated useful life of its satellites to determine if revisions to estimated useful lives are necessary. Costs incurred for additions to property, equipment and satellites, together with major renewals and betterments, are capitalized and depreciated over the remaining life of the underlying asset. Costs incurred for maintenance, repairs and minor renewals and betterments are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized in operations, which for the periods presented, primarily related to losses incurred for unreturned customer premise equipment (CPE). The Company computes depreciation using the straight-line method over the estimated useful lives of the assets ranging from two to 38 years. Leasehold improvements are capitalized and amortized using the straight-line method over the shorter of the lease term or the life of the improvement.

Costs related to internally developed software for internal uses are capitalized after the preliminary project stage is complete and are amortized over the estimated useful lives of the assets, which are approximately three to seven years. Capitalized costs for internal-use software are included in property, equipment and satellites, net in the Company’s condensed consolidated balance sheets.

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (ASC 835-20). With respect to the construction of satellites, gateway and networking equipment and other assets under construction, the Company capitalized $24.8 million and $48.4 million of interest expense for the three and six months ended September 30, 2021, respectively, and $20.0 million and $35.9 million for the three and six months ended September 30, 2020, respectively.

The Company owns three satellites in service over North America (ViaSat-2, ViaSat-1 and WildBlue-1) and, after acquiring the remaining interest in Euro Infrastructure Co. during the first quarter of fiscal year 2022, the Company also owns the KA-SAT satellite over Europe, Middle East, and Africa (EMEA). In addition, the Company has lifetime leases of Ka-band capacity on two satellites. The Company also has a global constellation of three third-generation ViaSat-3 class satellites under construction. In addition, the Company owns related earth stations and networking equipment for all of its satellites. The Company procures indoor and outdoor CPE units leased to subscribers under a retail leasing program as part of the Company’s satellite services segment, which are reflected in investing activities and property, equipment and satellites, net in the accompanying condensed consolidated financial statements. The Company depreciates the satellites, earth stations and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites, net, as of September 30, 2021 were $405.3 million and $201.4 million, respectively. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites, net, as of March 31, 2021 were $409.9 million and $193.7 million, respectively.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs of $3.5 million related to patents were included in other assets as of both September 30, 2021 and March 31, 2021. The Company capitalized costs of $60.4 million and $53.8 million related to acquiring and obtaining orbital slots and other licenses included in other assets as of September 30, 2021 and March 31, 2021, respectively. Accumulated amortization related to these assets was $4.6 million and $4.4 million as of September 30, 2021 and March 31, 2021, respectively. Amortization expense related to these assets was an insignificant amount for the three and six months ended September 30, 2021 and 2020. If a patent, orbital slot or other license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During the three and six months ended September 30, 2021 and 2020, the Company did not write off any significant costs due to abandonment or impairment.

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense using the effective interest rate method, or, when the results are not materially different, on a straight-line basis over the expected term of the related debt. During the six months ended September 30, 2021 and 2020, no debt issuance costs and $5.1 million of debt issuance costs were capitalized, respectively. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in loss on extinguishment of debt in the condensed consolidated statements of operations and comprehensive income (loss). Debt issuance costs related to the Company’s revolving credit facility (the Revolving Credit Facility) are recorded in prepaid expenses and other current assets and in other long-term assets in the condensed consolidated balance sheets in accordance with the authoritative guidance for imputation of interest (ASC 835-30). Debt issuance costs related to the Company’s 5.625% Senior Notes due 2025 (the 2025 Notes), the Company’s 5.625% Senior Secured Notes due 2027 (the 2027 Notes), the Company’s 6.500% Senior Notes due 2028 (the 2028 Notes and, together with the 2025 Notes and the 2027 Notes, the Notes) and the Ex-Im Credit Facility are recorded as a direct deduction from the carrying amount of the related debt, consistent with debt discounts, in accordance with the authoritative guidance for imputation of interest (ASC 835-30).

Software development

Costs of developing software for sale are charged to independent research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. Capitalized costs, net, of $228.9 million and $237.1 million related to software developed for resale were included in other assets as of September 30, 2021 and March 31, 2021, respectively. The Company capitalized $11.0 million and $20.9 million of costs related to software developed for resale for the three and six months ended September 30, 2021, respectively. The Company capitalized $14.2 million and $28.5 million of costs related to software developed for resale for the three and six months ended September 30, 2020, respectively. Amortization expense for capitalized software development costs was $14.6 million and $29.1 million for the three and six months ended September 30, 2021, respectively, and $14.9 million and $28.0 million for the three and six months ended September 30, 2020, respectively.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Self-insurance liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company has recorded self-insurance liability for its plans of $7.0 million and $6.9 million in accrued and other liabilities in the condensed consolidated balance sheets as of September 30, 2021 and March 31, 2021, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued and other liabilities in accordance with the estimated timing of the projected payments.

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At September 30, 2021 and March 31, 2021, no such amounts were accrued related to the aforementioned provisions.

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

Common stock held in treasury

As of September 30, 2021 and March 31, 2021, the Company had no shares of common stock held in treasury.

During the three months ended September 30, 2021 and 2020, the Company issued 99,947 and 40,676 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. During the six months ended September 30, 2021 and 2020, the Company issued 129,007 and 64,970 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, during the three months ended September 30, 2021 and 2020, the Company repurchased 24,617

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

and 8,367 shares of common stock, respectively, at cost and with a total value of $1.3 million and an insignificant amount, respectively. During the six months ended September 30, 2021 and 2020, the Company repurchased 33,338 and 16,915 shares of common stock, respectively, at cost and with a total value of $1.7 million and an insignificant amount, respectively. Although shares withheld for employee withholding taxes are technically not issued, they are treated as common stock repurchases for accounting purposes (with such shares deemed to be repurchased and then immediately retired), as they reduce the number of shares that otherwise would have been issued upon vesting of the restricted stock units. These retired shares remain as authorized stock and are considered to be unissued. The retirement of treasury stock had no impact on the Company’s total consolidated stockholders’ equity.

Stock-based compensation

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award. Expense for restricted stock units and stock options is recognized on a straight-line basis over the employee’s requisite service period. Expense for total shareholder return (TSR) performance stock options that vest is recognized regardless of the actual TSR outcome achieved and is recognized on a graded-vesting basis. The Company accounts for forfeitures as they occur. The Company recognized $21.0 million and $43.2 million of stock-based compensation expense for the three and six months ended September 30, 2021, respectively. The Company recognized $22.4 million and $43.3 million of stock-based compensation expense for the three and six months ended September 30, 2020, respectively. The Company recognizes excess tax benefits or deficiencies on vesting or settlement of awards as discrete items within income tax benefit or provision within net income (loss) and the related cash flows are classified within operating activities.

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

Ordinarily, the Company calculates its provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period. However, when a reliable estimate cannot be made, the Company computes its provision for income taxes using the actual effective tax rate (discrete method) for the year-to-date period. The Company’s effective tax rate is highly influenced by the amount of its research and development (R&D) tax credits. A small change in estimated annual pretax income (loss) can produce a significant variance in the annual effective tax rate given the Company’s expected amount of R&D tax credits. This variability provides an unreliable estimate of the annual effective tax rate. As a result, and in accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company has computed its provision for income taxes for the three and six months ended September 30, 2021 and 2020 by applying the actual effective tax rate to the pretax income (loss) for the three-month and six-month periods.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2 — Composition of Certain Balance Sheet Captions

	As of September 30, 2021	As of March 31, 2021
	(In thousands)
Accounts receivable, net:
Billed	$272,689	$172,559
Unbilled	102,111	70,785
Allowance for doubtful accounts	(5,578)	(4,692)
	$369,222	$238,652
Inventories:
Raw materials	$86,810	$98,338
Work in process	75,657	71,875
Finished goods	185,875	166,459
	$348,342	$336,672
Prepaid expenses and other current assets:
Prepaid expenses	$96,144	$94,405
Other	35,025	25,555
	$131,169	$119,960
Property, equipment and satellites, net:
Equipment and software (estimated useful life of 3-7 years)	$1,634,630	$1,505,697
CPE leased equipment (estimated useful life of 4-5 years)	405,349	409,942
Furniture and fixtures (estimated useful life of 7 years)	58,497	57,433
Leasehold improvements (estimated useful life of 2-17 years)	152,806	149,324
Buildings (estimated useful life of 12-38 years)	12,385	8,923
Land	3,973	2,291
Construction in progress	277,795	219,482
Satellites (estimated useful life of 7-17 years)	1,063,748	969,952
Satellite Ka-band capacity obtained under finance leases (estimated useful life of 7-11 years)	173,480	173,467
Satellites under construction	1,570,169	1,338,408
	5,352,832	4,834,919
Less: accumulated depreciation and amortization	(1,887,465)	(1,784,436)
	$3,465,367	$3,050,483
Other acquired intangible assets, net:
Technology (weighted average useful life of 7 years)	$151,739	$78,185
Contracts and customer relationships (weighted average useful life of 10 years)	168,204	55,161
Satellite co-location rights (weighted average useful life of 9 years)	8,600	8,600
Trade name (weighted average useful life of 7 years)	32,128	5,940
Other (weighted average useful life of 9 years)	18,641	3,663
	379,312	151,549
Less: accumulated amortization	(135,981)	(141,981)
	$243,331	$9,568
Other assets:
Investment in unconsolidated affiliate	$—	$176,938
Deferred income taxes	290,463	273,288
Capitalized software costs, net	228,910	237,100
Patents, orbital slots and other licenses, net	59,338	52,889
Other	107,774	95,212
	$686,485	$835,427
Accrued and other liabilities:
Collections in excess of revenues and deferred revenues	$201,050	$216,594
Accrued employee compensation	68,042	87,153
Accrued vacation	54,606	59,509
Warranty reserve, current portion	5,234	6,693
Operating lease liabilities	51,683	48,896
Other	130,478	113,986
	$511,093	$532,831
Other liabilities:
Deferred revenues, long-term portion	$86,569	$84,654
Warranty reserve, long-term portion	6,036	5,193
Satellite performance incentive obligations, long-term portion	20,471	22,191
Deferred income taxes, long-term	15,651	—
Other	35,220	25,312
	$163,947	$137,350

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

The Company had $5.0 million in cash equivalents (Level 1) and no liabilities measured at fair value on a recurring basis as of both September 30, 2021 and March 31, 2021.

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Cash equivalents — The Company’s cash equivalents consist of money market funds. Money market funds are valued using quoted prices for identical assets in an active market with sufficient volume and frequency of transactions (Level 1).

Contingencies — In connection with the acquisition of the remaining 51% interest in Euro Infrastructure Co. on April 30, 2021 (see Note 12 — Acquisitions for more information), part of the purchase price consideration will not be determined until two years after the closing date, when the Company may pay or receive up to €20.0 million, or approximately $23.4 million, in cash. The consideration to be paid in the future is contingent based on certain outcomes as defined in the acquisition agreement. Each reporting period, the Company estimates the fair value of the contingent consideration based on unobservable inputs and probability weightings using standard valuation techniques (Level 3). The fair value amount is currently recorded in other assets on the condensed consolidated balance sheets and any change to fair value is recorded in the Company’s condensed consolidated statements of operations each reporting period. As of and for the three-month and six-month periods ended September 30, 2021, the Company’s fair value estimate, and change in fair value of the contingent consideration since the acquisition date, were immaterial.

Long-term debt — The Company’s long-term debt consists of borrowings under its Revolving Credit Facility and Ex-Im Credit Facility (collectively, the Credit Facilities), $700.0 million in aggregate principal amount of 2025 Notes, $600.0 million in aggregate principal amount of 2027 Notes, $400.0 million in aggregate principal amount of 2028 Notes and finance lease obligations reported at the present value of future minimum lease payments with current accrued interest. Long-term debt related to the Revolving Credit Facility is reported at the outstanding principal amount of borrowings, while long-term debt related to the Ex-Im Credit Facility, the 2025 Notes, the 2027 Notes and the 2028 Notes is reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s long-term debt related to the Revolving Credit Facility approximates its carrying amount due to its variable interest rate, which approximates a market interest rate. As of September 30, 2021 and March 31, 2021, the fair value of the Company’s long-term debt related to the Ex-Im Credit Facility was determined based on a discounted cash flow analysis using observable market interest rates for instruments with similar terms (Level 2) and was approximately $89.5 million and $100.1 million, respectively. As of September 30, 2021 and March 31, 2021, the estimated fair value of the Company’s outstanding long-term debt related to each series of Notes was determined based on actual or estimated bids and offers for such series of Notes in an over-the-counter market (Level 2) and was $708.1 million and $709.6 million, respectively, for the 2025 Notes, $624.0 million and $629.2 million, respectively, for the 2027 Notes, and $420.3 million and $420.5 million, respectively, for the 2028 Notes.

Satellite performance incentive obligations — The Company’s contracts with the manufacturers of the ViaSat-1 and ViaSat-2 satellites require the Company to make monthly in-orbit satellite performance incentive payments, including interest, through fiscal year 2027 and fiscal year 2028, respectively, subject to the continued satisfactory performance of

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

the applicable satellites. The Company records the net present value of these expected future payments as a liability and as a component of the cost of the satellites. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentive obligations on a recurring basis. The fair value of the Company’s outstanding satellite performance incentive obligations is estimated to approximate their carrying value based on current rates (Level 2). As of September 30, 2021 and March 31, 2021, the Company’s estimated satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites, including accrued interest, were $25.6 million and $27.1 million, respectively.

Note 4 — Shares Used In Computing Diluted Net Income (Loss) Per Share

	Three Months Ended		Six Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(In thousands)
Weighted average:
Common shares outstanding used in calculating basic net income (loss) per share attributable to Viasat, Inc. common stockholders	73,544	66,576	72,549	64,554
Options to purchase common stock as determined by application of the treasury stock method	10	—	8	—
TSR performance stock options to purchase common stock as determined by application of the treasury stock method	178	—	144	—
Restricted stock units to acquire common stock as determined by application of the treasury stock method	942	132	809	—
Potentially issuable shares in connection with certain terms of the Viasat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan	198	298	352	—
Shares used in computing diluted net income (loss) per share attributable to Viasat, Inc. common stockholders	74,872	67,006	73,862	64,554

Antidilutive shares excluded from the calculation for the three months ended September 30, 2021 and 2020 consisted of 983,561 and 1,221,537 shares related to stock options (other than TSR performance stock options), respectively, no shares related to TSR performance stock options, 848,711 and 2,539,518 shares related to restricted stock units, respectively, and 8,861 and 15,572 shares related to certain terms of the Employee Stock Purchase Plan, respectively. Antidilutive shares excluded from the calculation for the six months ended September 30, 2021 consisted of 971,884 shares related to stock options (other than TSR performance stock options), zero shares related to TSR performance stock options, 917,918 shares related to restricted stock units, and 6,194 shares related to certain terms of the Employee Stock Purchase Plan.

The weighted average number of shares used to calculate basic and diluted net loss per share attributable to Viasat, Inc. common stockholders is the same for the six months ended September 30, 2020, as the Company incurred a net loss attributable to Viasat, Inc. common stockholders for such periods and inclusion of potentially dilutive weighted average shares of common stock would be antidilutive. Potentially dilutive weighted average shares excluded from the calculation for the six months ended September 30, 2020 consisted of 1,223,375 shares related to stock options (other than TSR performance stock options), no shares related to TSR performance stock options, 2,623,634 shares related to restricted stock units and 416,650 shares related to certain terms of the Viasat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 5 — Goodwill and Acquired Intangible Assets

During the six months ended September 30, 2021, the increase in the Company’s goodwill primarily related to the acquisitions of the remaining 51% interest in Euro Infrastructure Co. and of RigNet on April 30, 2021 (see Note 12 – Acquisitions for more information) and an insignificant effect of foreign currency translation recorded within all three of the Company’s segments. During the six months ended September 30, 2020, the increase in the Company’s goodwill related to the effects of foreign currency translation recorded within all three of the Company’s segments.

Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of two to 12 years (which approximates the economic pattern of benefit). Amortization expense related to other acquired intangible assets was $7.4 million and $1.3 million for the three months ended September 30, 2021 and 2020, respectively, and $13.3 million and $2.9 million for the six months ended September 30, 2021 and 2020, respectively.

The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of international businesses acquired. The current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the six months ended September 30, 2021	$13,328

Expected for the remainder of fiscal year 2022	$14,966
Expected for fiscal year 2023	29,935
Expected for fiscal year 2024	28,371
Expected for fiscal year 2025	26,252
Expected for fiscal year 2026	26,100
Thereafter	117,707
$243,331

In the first quarter of fiscal year 2022, the gross amount and accumulated amortization for acquired identifiable intangible assets were reduced by the retirement of fully amortized assets that were no longer in use.

Note 6 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of September 30, 2021 and March 31, 2021:

	As of September 30, 2021	As of March 31, 2021
	(In thousands)
2028 Notes	$400,000	$400,000
2027 Notes	600,000	600,000
2025 Notes	700,000	700,000
Revolving Credit Facility	320,000	—
Ex-Im Credit Facility	88,435	98,261
Finance lease obligations (see Note 1)	51,116	56,336
Total debt	2,159,551	1,854,597
Unamortized discount and debt issuance costs	(19,013)	(21,441)
Less: current portion of long-term debt	29,965	30,472
Total long-term debt	$2,110,573	$1,802,684

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Revolving Credit Facility

As of September 30, 2021, the Revolving Credit Facility provided a $700.0 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of January 18, 2024. At September 30, 2021, the Company had $320.0 million in principal amount of outstanding borrowings under the Revolving Credit Facility and $52.8 million outstanding under standby letters of credit, leaving borrowing availability under the Revolving Credit Facility as of September 30, 2021 of $327.2 million.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. As of September 30, 2021, the weighted average effective interest rate on the Company’s outstanding borrowings under the Revolving Credit Facility was 1.84%. The Company has capitalized certain amounts of interest expense on the Revolving Credit Facility in connection with the construction of various assets during the construction period. The Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Revolving Credit Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of September 30, 2021, none of the Company’s subsidiaries guaranteed the Revolving Credit Facility.

The Revolving Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Revolving Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Revolving Credit Facility as of September 30, 2021.

Ex-Im Credit Facility

The Ex-Im Credit Facility originally provided a $362.4 million senior secured direct loan facility, which was fully drawn. Of the $362.4 million in principal amount of borrowings made under the Ex-Im Credit Facility, $321.2 million was used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remaining $41.2 million used to finance the total exposure fees incurred under the Ex-Im Credit Facility (which included all previously accrued completion exposure fees). As of September 30, 2021, the Company had $88.4 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility.

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

The Ex-Im Credit Facility contains financial covenants regarding Viasat’s maximum total leverage ratio and minimum interest coverage ratio. In addition, the Ex-Im Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Ex-Im Credit Facility as of September 30, 2021.

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

The 2028 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of September 30, 2021, none of the Company’s subsidiaries guaranteed the 2028 Notes. The 2028 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2028 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2028 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

The 2027 Notes are required to be guaranteed on a senior secured basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of September 30, 2021, none of the Company’s

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

subsidiaries guaranteed the 2027 Notes. The 2027 Notes are secured, equally and ratably with the Revolving Credit Facility and any future parity lien debt, by liens on substantially all of the Company’s assets.

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

The 2025 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of September 30, 2021, none of the Company’s subsidiaries guaranteed the 2025 Notes. The 2025 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2025 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2025 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

The 2025 Notes may be redeemed, in whole or in part, at any time during the 12 months beginning on September 15, 2021 at a redemption price of 101.406%, and at any time on or after September 15, 2022 at a redemption price of 100%, in each case plus accrued and unpaid interest, if any, thereon to the redemption date.

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

Note 7 — Product Warranty

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within 12 months are classified as accrued liabilities and amounts expected to be incurred beyond 12 months are classified as other liabilities in the condensed consolidated financial statements. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, the Company bases its estimates on its experience with the technology involved and the types of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and, in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual during the six months ended September 30, 2021 and 2020:

	Six Months Ended
	September 30, 2021	September 30, 2020
	(In thousands)
Balance, beginning of period	$11,886	$11,643
Change in liability for warranties issued in period	4,064	3,423
Settlements made (in cash or in kind) during the period	(4,680)	(2,547)
Balance, end of period	$11,270	$12,519

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The Company has contracts with various U.S. Government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. Government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. Government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. Government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal years 2020 or 2021. As of September 30, 2021, the DCAA had completed its incurred cost audit for fiscal years 2004, 2016 and 2019 and approved the Company’s incurred costs for those fiscal years, as well as approved the Company’s incurred costs for fiscal years 2005 through 2015, 2017 and 2018 without further audit based on the determination of low risk. Although the Company has recorded contract revenues subsequent to fiscal year 2019 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of September 30, 2021 and March 31, 2021, the Company had $10.9 million and $10.3 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. Government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on the status of the related contracts.

Note 9 — Income Taxes

Ordinarily, the Company calculates its provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period. However, when a reliable estimate cannot be made, the Company computes its provision for income taxes using the actual effective tax rate (discrete method) for the year-to-date period. The Company’s effective tax rate is highly influenced by the amount of its R&D tax credits. A small change in estimated annual pretax income (loss) can produce a significant variance in the annual effective tax rate given the Company’s expected amount of R&D tax credits. This variability provides an unreliable estimate of the annual effective tax rate. As a result, and in accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company has computed its provision for income taxes for the three and six months ended September 30, 2021 and 2020 by applying the actual effective tax rate to the income (loss) for the three-month and six-month periods.

For the three and six months ended September 30, 2021, the Company recorded an income tax benefit of $2.9 million and $7.0 million, respectively, resulting in effective tax benefit rates of negative 126% and negative 42%, respectively. The effective tax rates for such periods differed from the U.S. statutory rate primarily due to the benefit of federal and state R&D tax credits and in the six months ended September 30, 2021, due to the reversal of a deferred tax liability recorded for Euro Infrastructure Co.’s outside basis difference upon assertion made during the first quarter of fiscal year 2022 to indefinitely reinvest future earnings.

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

For the three and six months ended September 30, 2021, the Company’s gross unrecognized tax benefits increased by $4.8 million and $6.4 million, respectively, including interest and penalties of an insignificant amount, which were

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

included as a component of the provision for income taxes. In the next 12 months it is reasonably possible that the amount of unrecognized tax benefits will not change significantly.

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

Prior to the purchase of the remaining 51% interest on April 30, 2021, the Company’s investment in Euro Infrastructure Co. was accounted for under the equity method and the total investment including basis difference allocated to tangible assets, identifiable intangible assets, deferred income taxes and goodwill, was classified as a single line item, as an investment in unconsolidated affiliate, in the Company’s condensed consolidated balance sheets. Because the underlying net assets in Euro Infrastructure Co. and the related excess carrying value of investment over the proportionate share of net assets was denominated in Euros, foreign currency translation gains or losses impacted the recorded value of the Company’s investment. Prior to the purchase, the Company’s investment in Euro Infrastructure Co. was presented at cost of investment plus its accumulated proportional share of income or loss, including amortization of the difference in the historical basis of the Company’s contribution, less any distributions it has received.

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

The Company’s share of earnings on its investment in Euro Infrastructure Co. was none and an insignificant amount for the three and six months ended September 30, 2021, respectively, and an insignificant amount for both the three and six months ended September 30, 2020, consisting of the Company’s share of equity in Euro Infrastructure Co.’s income (loss), including amortization of the difference in the historical basis of the Company’s contribution. Prior to the purchase of the remaining 51% interest on April 30, 2021, the Company recorded its proportionate share of the results of Euro Infrastructure Co., and any related basis difference amortization expense, within equity in income of unconsolidated affiliate, net, one quarter in arrears. Subsequent to April 30, 2021, the results of Euro Infrastructure Co. have been included within the consolidated results of the Company and will no longer be recorded in arrears with no material impact.

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

	Three Months Ended	Six Months Ended
	September 30, 2020	September 30, 2020
	(In thousands)
Revenue – Euro Infrastructure Co.	$ *	$1,424
Expense – Euro Infrastructure Co.	4,004	8,168
Cash received – Euro Infrastructure Co.	4,820	8,222
Cash paid – Euro Infrastructure Co.	4,886	13,080

As of March 31, 2021

Collections in excess of revenues and deferred revenues – Euro Infrastructure Co.	$6,013

*	Amount was insignificant.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Segment revenues and operating profits (losses) for the three and six months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended		Six Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(In thousands)
Revenues:
Satellite services
Product	$—	$—	$—	$—
Service	300,110	215,887	574,227	417,871
Total	300,110	215,887	574,227	417,871
Commercial networks
Product	118,935	66,751	220,466	121,870
Service	15,871	12,109	32,936	24,152
Total	134,806	78,860	253,402	146,022
Government systems
Product	189,731	189,229	381,464	384,744
Service	76,707	70,302	157,121	136,129
Total	266,438	259,531	538,585	520,873
Elimination of intersegment revenues	—	—	—	—
Total revenues	$701,354	$554,278	$1,366,214	$1,084,766

Operating profits (losses):
Satellite services	$17,046	$11,483	$29,559	$9,626
Commercial networks	(45,321)	(45,363)	(83,029)	(96,757)
Government systems	43,972	47,863	91,388	97,358
Elimination of intersegment operating profits	—	—	—	—
Segment operating profit before corporate and amortization of acquired intangible assets	15,697	13,983	37,918	10,227
Corporate	—	—	—	—
Amortization of acquired intangible assets	(7,399)	(1,300)	(13,328)	(2,858)
Income from operations	$8,298	$12,683	$24,590	$7,369

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. The Company’s property and equipment, including its satellites, earth stations and other networking equipment, are assigned to corporate assets as they are available for use by the various segments throughout their estimated useful lives. Segment assets as of September 30, 2021 and March 31, 2021 were as follows:

	As of September 30, 2021	As of March 31, 2021
	(In thousands)
Segment assets:
Satellite services	$451,194	$64,048
Commercial networks	231,186	168,334
Government systems	468,263	470,389
Total segment assets	1,150,643	702,771
Corporate assets	4,842,217	4,646,696
Total assets	$5,992,860	$5,349,467

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Other acquired intangible assets, net and goodwill included in segment assets as of September 30, 2021 and March 31, 2021 were as follows:

	Other Acquired Intangible Assets, Net		Goodwill
	As of September 30, 2021	As of March 31, 2021	As of September 30, 2021	As of March 31, 2021
	(In thousands)
Satellite services	$240,419	$5,738	$82,764	$13,814
Commercial networks	—	—	44,067	44,044
Government systems	2,912	3,830	64,294	64,442
Total	$243,331	$9,568	$191,125	$122,300

Amortization of acquired intangible assets by segment for the three and six months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended		Six Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(In thousands)
Satellite services	$7,097	$546	$12,419	$1,055
Commercial networks	—	—	—	257
Government systems	302	754	909	1,546
Total amortization of acquired intangible assets	$7,399	$1,300	$13,328	$2,858

Revenues by geographic area for the three and six months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended	Six Months Ended
	September 30, 2021	September 30, 2021
	(In thousands)
U.S. customers	$598,291	$1,165,777
Non-U.S. customers (each country individually insignificant)	103,063	200,437
Total revenues	$701,354	$1,366,214

	Three Months Ended	Six Months Ended
	September 30, 2020	September 30, 2020
	(In thousands)
U.S. customers	$513,015	$1,011,530
Non-U.S. customers (each country individually insignificant)	41,263	73,236
Total revenues	$554,278	$1,084,766

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

The purchase price of $327.4 million was primarily comprised of $167.0 million of cash, net of what is currently estimated to be an immaterial amount of estimated purchase price consideration to be settled among the parties over the next 24 months (up to plus or minus €20.0 million, or approximately $23.4 million, see Note 3 — Fair Value Measurements for more information) from the closing date (which after consideration of approximately $121.7 million of Euro Infrastructure Co.’s cash on hand, resulted in a net cash outlay of approximately $51.0 million) and the fair value of previously held equity method investment of approximately $160.4 million.

The purchase price allocation is preliminary primarily due to the finalization of the Company’s valuation analysis and review of various tax attributes. The preliminary purchase price allocation of the acquired assets and assumed liabilities based on the estimated fair values as of April 30, 2021, slightly adjusted during the second quarter of fiscal year 2022 primarily between goodwill and identifiable intangible assets, is as follows:

(In thousands)
Current assets	$154,479
Property, equipment and satellites	109,433
Identifiable intangible assets	26,574
Goodwill	41,157
Other assets	1,004
Total assets acquired	$332,647
Total liabilities assumed	$(5,296)
Total consideration transferred	$327,351

Amounts assigned to identifiable intangible assets are preliminary and are being amortized on a straight-line basis over their estimated useful lives (which approximates the economic pattern of benefit) and are as follows as of April 30, 2021:

	Preliminary	Estimated Weighted
	Fair Value	Average Useful Life
	(In thousands)	(In years)
Customer relationships	$17,877	8
Other	7,851	7
Trade name	846	2
Total identifiable intangible assets	$26,574	8

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

The consideration transferred of approximately $317.9 million was primarily comprised of $207.2 million of the fair value of approximately 4.0 million shares of the Company’s common stock issued at the closing date, $107.3 million related to the pay down of outstanding borrowings of RigNet’s revolving credit facility, a de minimis amount in cash consideration in respect of fractional shares to the former shareholders of RigNet and an insignificant amount of other consideration. In connection with the RigNet acquisition, the Company recorded merger-related transaction costs of an insignificant amount and approximately $7.1 million, respectively, for the three and six months ended September 30, 2021, included in selling, general and administrative expenses.

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

In connection with the acquisition, the Company assumed a contingent liability associated with a RigNet predecessor subsidiary of approximately $13.8 million, which represented the maximum amount payable under the terms of the agreement. As of September 30, 2021, no amount remains payable as the maximum amount payable was paid during the first and second quarters of fiscal year 2022.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The condensed consolidated financial statements include the operating results of RigNet from the date of acquisition. Since the acquisition date, the Company recorded approximately $45.2 million and $79.2 million in revenue for the three and six months ended September 30, 2021, respectively, and $9.9 million and $16.2 million of net losses for the three and six months ended September 30, 2021, respectively, with respect to the RigNet business primarily in the Company’s satellite services segment (with a portion included in its commercial networks segment) in the condensed consolidated statements of operations.

Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations for the Company and RigNet on a pro forma basis, as though the companies had been combined as of the beginning of the prior fiscal year, April 1, 2020. The pro forma information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the related fiscal periods. The pro forma financial information for the three-month and six-month periods ended September 30, 2021, and September 30, 2020 include the business combination accounting effects primarily related to the amortization and depreciation changes from acquired intangible and tangible assets, acquisition-related transaction costs and related tax effects.

	Three Months Ended		Six Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(In thousands)
Total revenues	$701,354	$603,000	$1,377,831	$1,186,879
Net income (loss) attributable to Viasat, Inc.	$3,291	$(7,582)	$15,835	$(43,356)

Note 13 — Subsequent Event

On November 8, 2021, the Company entered into a Share Purchase Agreement to combine with Connect Topco Limited, a private company limited by shares and incorporated in Guernsey (Inmarsat), with the shareholders of Inmarsat and certain management and employees who hold options and shares of a wholly owned subsidiary of Inmarsat whose options and shares will be exchanged for shares of Inmarsat prior to closing (collectively, the Sellers). Pursuant to the Share Purchase Agreement, the Company will purchase all of the issued and outstanding shares of Inmarsat from the Sellers upon the terms and subject to the conditions set forth in the Share Purchase Agreement.

The total consideration payable by the Company under the Share Purchase Agreement consists of $850.0 million in cash, subject to adjustments, and approximately 46.36 million unregistered shares of the Company’s common stock.

The closing of the transaction is subject to customary closing conditions, including receipt of regulatory approvals and clearances, and approval by the stockholders of the Company of the issuance of shares in the transaction and an amendment to the Company’s certificate of incorporation to increase the number of shares of common stock authorized for issuance. The Share Purchase Agreement contains certain termination rights for both the Company and certain of the Sellers and further provides that, upon termination of the Share Purchase Agreement under certain circumstances, the Company may be obligated to pay a termination fee of up to $200.0 million or to reimburse certain out-of-pocket expenses of certain Sellers up to $40.0 million.

The Company has obtained financing commitments for $2.3 billion of new debt facilities in connection with the transaction. The Company also plans to assume $2.1 billion in principal amount of Inmarsat senior secured bonds and $1.7 billion outstanding under Inmarsat’s $2.4 billion senior secured credit facilities. The Company has also obtained commitments of $3.2 billion to backstop certain amendments required under the Credit Facilities and Inmarsat’s $2.4 billion senior secured credit facilities.

Additional information regarding the proposed transaction and Share Purchase Agreement is contained in the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements that refer to the proposed acquisition of Inmarsat (the Transaction) and any statements regarding the expected timing, benefits, synergies, growth opportunities and other financial and operating benefits thereof, the closing of the Transaction and timing or satisfaction of regulatory and other closing conditions, or the anticipated operations, financial position, liquidity, performance, prospects or growth and scale opportunities of the combined company; the impact of the novel coronavirus (COVID-19) pandemic on our business; our expectations regarding an end to the pandemic and a lessening of its effects on our business, including expectations for increased airline passenger traffic and in-flight connectivity (IFC) growth; projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future economic conditions and performance; the anticipated benefits of our acquisitions of RigNet, Inc. (RigNet) and Euro Broadband Infrastructure Sàrl (Euro Infrastructure Co.); the development, customer acceptance and anticipated performance of technologies, products or services; satellite construction and launch activities; the performance and anticipated benefits of our ViaSat-2 and ViaSat-3 class satellites and any future satellite we may construct or acquire; the expected completion, capacity, service, coverage, service speeds and other features of our satellites, and the timing, cost, economics and other benefits associated therewith; anticipated subscriber growth; plans, objectives and strategies for future operations; international growth opportunities; the number of additional aircraft under existing contracts with commercial airlines anticipated to be put into service with our IFC systems; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ materially include: risks and uncertainties related to the Transaction, including the failure to obtain, or delays in obtaining, required regulatory approvals or clearances; the risk that any such approval may result in the imposition of conditions that could adversely affect Viasat, the combined company or the expected benefits of the Transaction; the failure to satisfy any of the closing conditions to the Transaction on a timely basis or at all; any adverse impact on the business of Viasat or Inmarsat as a result of uncertainty surrounding the Transaction; the nature, cost and outcome of any legal proceedings related to the Transaction; the occurrence of any event, change or other circumstances that could give rise to the termination of the definitive agreement for the Transaction, including in circumstances requiring Viasat to pay a termination fee; the risk that Viasat’s stock price may decline significantly if the Transaction is not consummated; the failure to obtain the necessary debt financing arrangements set forth in the commitment letters received in connection with the Transaction; risks that the Transaction disrupts current plans and operations or diverts management’s attention from its ongoing business; the effect of the announcement of the Transaction on the ability of Viasat to retain and hire key personnel and maintain relationships with its customers, suppliers and others with whom it does business; the ability of Viasat to successfully integrate Inmarsat operations, technologies and employees; the ability to realize anticipated benefits and synergies of the Transaction, including the expectation of enhancements to Viasat’s products and services, greater revenue or growth opportunities, operating efficiencies and cost savings; the ability to ensure continued performance and market growth of the combined company’s business; our ability to realize the anticipated benefits of the ViaSat-2 and ViaSat-3 class satellites and any future satellite we may construct or acquire; unexpected expenses related to our satellite projects; our ability to successfully implement our business plan for our broadband services on our anticipated timeline or at all; capacity constraints in our business in the lead-up to the launch of services on our ViaSat-3 satellites; risks associated with the construction, launch and operation of satellites, including the effect of any anomaly, operational failure or degradation in satellite performance; the impact of the COVID-19 pandemic on our business, suppliers, consumers, customers, and employees or the overall economy; our ability to realize the anticipated benefits of our acquisitions or strategic partnering arrangements, including the RigNet and Euro Infrastructure Co. acquisitions; our ability to successfully develop, introduce and sell new technologies, products and services; audits by the U.S. Government; changes in the global business environment and economic conditions; delays in approving U.S. Government budgets and cuts in government defense expenditures; our reliance on U.S. Government contracts, and on a small number of contracts which account for a significant percentage of our revenues; reduced demand for products and services as a result of continued constraints on capital spending by customers; changes in relationships with, or the financial condition of, key customers or suppliers; our reliance on a limited number of third parties to manufacture and supply our products; increased competition; introduction of new technologies and other factors affecting the communications and defense industries generally; the effect of adverse regulatory changes (including changes affecting spectrum availability or permitted uses) on our ability to sell or deploy our products and services;

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

Inmarsat Acquisition

On November 8, 2021, we entered into a Share Purchase Agreement to combine with Connect Topco Limited, a private company limited by shares and incorporated in Guernsey (Inmarsat), with the shareholders of Inmarsat and certain management and employees who hold options and shares of a wholly owned subsidiary of Inmarsat whose options and shares will be exchanged for shares of Inmarsat prior to closing (collectively, the Sellers). Pursuant to the Share Purchase Agreement, we will purchase all of the issued and outstanding shares of Inmarsat from the Sellers upon the terms and subject to the conditions set forth in the Share Purchase Agreement (the Transaction). Our board of directors has unanimously approved the Share Purchase Agreement and the proposed Transaction.

The total consideration payable by us under the Share Purchase Agreement consists of $850.0 million in cash, subject to adjustments, and approximately 46.36 million unregistered shares of our common stock.

The closing of the Transaction is subject to customary closing conditions, including receipt of regulatory approvals and clearances, and approval by our stockholders of the issuance of shares in the Transaction and an amendment to our certificate of incorporation to increase the number of shares of common stock authorized for issuance. The Share Purchase Agreement contains certain termination rights for both us and certain of the Sellers and further provides that, upon termination of the Share Purchase Agreement under certain circumstances, we may be obligated to pay a termination fee of up to $200.0 million or to reimburse certain out-of-pocket expenses of certain Sellers up to $40.0 million.

We have obtained financing commitments for $2.3 billion of new debt facilities in connection with the Transaction. We also plan to assume $2.1 billion in principal amount of Inmarsat senior secured bonds and $1.7 billion outstanding under Inmarsat’s $2.4 billion senior secured credit facilities. We have also obtained commitments of $3.2 billion to backstop certain amendments required under the Revolving Credit Facility and Ex-Im Credit Facility and Inmarsat’s $2.4 billion senior secured credit facilities.

For more detail about the Transaction, please see our Current Report on Form 8-K filed with the SEC on November 8, 2021.

Other Acquisitions

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

COVID-19

In March 2020, the global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government. The COVID-19 pandemic and attempts to contain it, such as mandatory closures, “shelter-in-place” orders and travel restrictions, have caused significant disruptions and adverse effects on U.S. and global economies, including impacts to supply chains, customer demand and financial markets. We have taken measures to protect the health and safety of our employees and to work with our customers, employees, suppliers, subcontractors, distributors, resellers and communities to address the disruptions from the pandemic. Although our financial results for the three and six months ended September 30, 2021 were impacted by the pandemic, the impact was not material to our financial position, results of operations or cash flows in such periods, with continued negative impacts particularly in our commercial aviation business offset by strong demand in our fixed broadband services business and other parts of our business. We continue to expect our diversified businesses to provide resiliency for the remainder of fiscal year 2022.

Our government systems segment, which represented 38% and 39% of our total revenues during the three and six months ended September 30, 2021, respectively, continued to perform in line with our expectations. Demand for products and services in our government systems segment remained strong despite the COVID-19 pandemic, although our government business continued to experience some administrative delays on certain contractual vehicles as government customers continue to adjust to the challenges inherent in the remote work environment resulting from the COVID-19 pandemic.

During the pandemic, we experienced increased demand for our premium high-speed plans in our fixed broadband services business, reflecting customers’ increased bandwidth needs in a remote working/distance schooling environment. However, the pandemic also caused a severe decline in global air traffic, which reduced demand for our in-flight services and IFC systems in our satellite services and commercial networks segments, respectively. While domestic airline traffic has continued to increase during calendar year 2021 (with increased planes in service and higher passenger volumes), global airline traffic is still a fraction of pre-pandemic activity. We expect to continue to see negative impacts on revenues and operating cash flows from our IFC businesses in the remainder of fiscal year 2022 and potentially beyond, but for the effects to continue to lessen over time with increases in passenger air traffic and the return to service of additional currently inactive aircraft. In fiscal year 2020, prior to the pandemic, less than 10% of our total revenues were generated by services and products provided to commercial airlines reported in our satellite services and commercial networks segments.

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

•

In-flight services, which provide industry-leading IFC, wireless in-flight entertainment and aviation software services. As of September 30, 2021, we had our IFC systems installed and in service on approximately 1,700 commercial aircraft, of which, due to impacts of the COVID-19 pandemic approximately 80 were inactive at quarter end. We anticipate that approximately 1,070 additional commercial aircraft under existing customer agreements with commercial airlines will be put into service with our IFC systems. However, the timing of installation and entry into service for additional aircraft under existing customer agreements may be delayed due to COVID-19 impacts. Additionally, due to the nature of commercial airline contracts, there can be no assurance that anticipated IFC services will be activated on all such additional commercial aircraft. See the section entitled “COVID-19” above for a discussion of the impact of the COVID-19 pandemic on our in-flight services business.

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

Sources of Revenues

Our satellite services segment revenues are primarily derived from our fixed broadband services, in-flight services and advanced software and communication infrastructure services (acquired through the RigNet acquisition).

Revenues in our commercial networks and government systems segments are primarily derived from three types of contracts: fixed-price, cost-reimbursement and time-and-materials contracts. Fixed-price contracts (which require us to provide products and services under a contract at a specified price) comprised approximately 91% and 87% of our total revenues for these segments for the three months ended September 30, 2021 and 2020, respectively, and approximately 90% and 86% of our total revenues for these segments for the six months ended September 30, 2021 and 2020, respectively. The remainder of our revenues in these segments for such periods was derived primarily from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

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

Historically, a significant portion of our revenues in our commercial networks and government systems segments has been derived from customer contracts that include the development of products. The development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded development from our customer contracts were approximately 23% of our total revenues for both the three months ended September 30, 2021 and 2020, and approximately 23% and 25% of our total revenues for the six months ended September 30, 2021 and 2020, respectively.

We also incur independent research and development (IR&D) expenses, which are not directly funded by a third party. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development (R&D) projects. IR&D expenses were approximately 6% and 5% of total revenues during the three months ended September 30, 2021 and 2020, respectively, and approximately 5% of total revenues during both the six months ended September 30, 2021 and 2020. As a government contractor, we are able to recover a portion of our IR&D expenses pursuant to our government contracts.

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

Performance obligations related to developing and delivering complex equipment built to customer specifications under long-term contracts are recognized over time as these performance obligations do not create assets with an alternative use to us and we have an enforceable right to payment for performance to date. To measure the transfer of control, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for our contracts because that best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Estimating the total costs at completion of a performance obligation requires management to make estimates related to items such as subcontractor performance, material costs and availability, labor costs and productivity and the costs of overhead. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recognized in the period the loss is determined. A one percent variance in our future cost estimates on open fixed-price contracts as of September 30, 2021 would change our income (loss) before income taxes by an insignificant amount.

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

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by us for the three and six months ended September 30, 2021 and 2020.

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

Income taxes and valuation allowance on deferred tax assets

Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis to determine if the weight of available evidence suggests that an additional valuation allowance is needed. In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the event that our estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established, which would cause a decrease to income in the period such determination is made. Our valuation allowance against deferred tax assets increased from $47.1 million at March 31, 2021 to $66.0 million at September 30, 2021. The valuation allowance relates to state and foreign net operating loss carryforwards, state R&D tax credit carryforwards and foreign tax credit carryforwards.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues:	100%	100%	100%	100%
Product revenues	44	46	44	47
Service revenues	56	54	56	53
Operating expenses:
Cost of product revenues	33	35	33	35
Cost of service revenues	36	35	36	36
Selling, general and administrative	22	23	23	23
Independent research and development	6	5	5	5
Amortization of acquired intangible assets	1	—	1	—
Income from operations	1	2	2	1
Interest expense, net	(1)	(2)	(1)	(2)
Income (loss) before income taxes	—	1	1	(1)
Benefit from income taxes	—	—	1	1
Net income (loss)	1	1	2	—
Net income (loss) attributable to Viasat, Inc.	—	—	1	(1)

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2021	September 30, 2020	Increase (Decrease)	Increase (Decrease)
Product revenues	$308.7	$256.0	$52.7	21%
Service revenues	392.7	298.3	94.4	32%
Total revenues	$701.4	$554.3	$147.1	27%

Our total revenues increased by $147.1 million as a result of a $94.4 million increase in service revenues and a $52.7 million increase in product revenues. The service revenue increase was driven by increases of $84.2 million in our satellite services segment, $6.4 million in our government systems segment and $3.8 million in our commercial networks segment. The product revenue increase was driven primarily by a $52.2 million increase in our commercial networks segment.

Cost of revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2021	September 30, 2020	Increase (Decrease)	Increase (Decrease)
Cost of product revenues	$234.7	$191.9	$42.8	22%
Cost of service revenues	253.7	195.4	58.3	30%
Total cost of revenues	$488.4	$387.3	$101.1	26%

Cost of revenues increased $101.1 million due to increases of $58.3 million in cost of service revenues and $42.8 million in cost of product revenues. The cost of service revenue increase was primarily due to increased service revenues, mainly from our satellite services segment, causing a $61.8 million increase in cost of service revenues on a constant margin basis. The increase in cost of service revenues was partially offset by improved margins, primarily driven by our IFC services in our satellite services segment. The increase in cost of product revenues was mostly driven by increased product revenues, causing a $39.5 million increase in cost of product revenues on a constant margin basis, mainly in our mobile broadband satellite communication systems products in our commercial networks segment.

Selling, general and administrative expenses

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2021	September 30, 2020	Increase (Decrease)	Increase (Decrease)
Selling, general and administrative	$156.7	$125.5	$31.2	25%

The $31.2 million increase in selling, general and administrative (SG&A) expenses reflected an increase in support costs of $19.0 million, reflected mainly in our satellite services and government systems segments. The increase in SG&A expenses was also driven by $10.3 million of higher selling costs, reflected primarily in our satellite services and government systems segments. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2021	September 30, 2020	Increase (Decrease)	Increase (Decrease)
Independent research and development	$40.5	$27.5	$13.0	47%

The $13.0 million increase in IR&D expenses was primarily the result of an $8.5 million increase in our commercial networks segment (primarily related to next-generation satellite payload technologies) and a $4.5 million increase in our government systems segment (primarily related to the advancement of integrated government satellite communications platforms).

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to 12 years. The $6.1 million increase in amortization of acquired intangible assets in the second quarter of fiscal year 2022 compared to the prior year period was primarily related to the amortization of new intangibles acquired as a result of the acquisition of RigNet and of the remaining 51% interest in Euro Infrastructure Co. in April 2021. The current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the six months ended September 30, 2021	$13,328

Expected for the remainder of fiscal year 2022	$14,966
Expected for fiscal year 2023	29,935
Expected for fiscal year 2024	28,371
Expected for fiscal year 2025	26,252
Expected for fiscal year 2026	26,100
Thereafter	117,707
$243,331

Interest income

The slight decrease in interest income for the three months ended September 30, 2021 compared to the prior year period was mainly the result of lower interest rates and lower average invested cash balances during the second quarter of fiscal year 2022 compared to the prior year period.

Interest expense

The $3.7 million decrease in interest expense for the three months ended September 30, 2021 compared to the prior year period was primarily the result of an increase in the amount of interest capitalized during the second quarter of fiscal year 2022 compared to the prior year period, partially offset by an increase in interest expense attributable to higher borrowings under our Revolving Credit Facility compared to the prior year period.

Income taxes

For the three months ended September 30, 2021, we recorded an income tax benefit of $2.9 million, resulting in an effective tax benefit rate of negative 126%. For the three months ended September 30, 2020, we recorded an income tax benefit of an insignificant amount, resulting in an effective tax benefit rate of negative 23%. The effective tax rates for such periods differed from the U.S. statutory rate primarily due to the benefit of federal and state R&D tax credits.

Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate cannot be made, we compute our provision for income taxes using the actual effective tax rate (discrete method) for the year-to-date period. Our effective tax rate is highly influenced by the amount of our R&D tax credits. A small change in estimated annual pretax income (loss) can produce a significant variance in the annual effective tax rate given our expected amount of R&D tax credits. This variability provides an unreliable estimate of the annual effective tax rate. As a result, and in accordance with the authoritative guidance for accounting for income taxes in interim periods, we have computed our provision for income taxes for the three months ended September 30, 2021 and 2020 by applying the actual effective tax rates to the income for the three-month periods.

Segment Results for the Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020

Satellite services segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2021	September 30, 2020	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$—	$—	$—	—%
Segment service revenues	300.1	215.9	84.2	39%
Total segment revenues	$300.1	$215.9	$84.2	39%

Our satellite services segment revenues increased by $84.2 million for the three months ended September 30, 2021 compared to the prior year period due to an increase in service revenues. The increase in service revenues was primarily attributable to the acquisition of RigNet in the first quarter of fiscal year 2022, as well as increases in our in-flight services and fixed broadband businesses. The acquisition of RigNet contributed approximately $42.5 million of service revenues in the three months ended September 30, 2021. The increase in in-flight service revenue of $22.0 million was driven primarily by an increase in the number of commercial aircraft receiving our in-flight services through our IFC systems, as the number of aircraft in service increased, passenger air traffic continued to increase and aircraft that were previously inactive as a result of the COVID-19 pandemic continued to return to service. The increase in fixed broadband service revenues was primarily attributable to the acquisition of the remaining 51% interest in Euro Infrastructure Co. during the first quarter of fiscal year 2022, which contributed approximately $11.6 million of service revenues in the second quarter of fiscal year 2022. In addition, the increase in fixed broadband service revenues was also driven by a higher mix of new and existing subscribers choosing our premium highest speed plans.

Segment operating profit

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2021	September 30, 2020	Increase (Decrease)	Increase (Decrease)
Segment operating profit	$17.0	$11.5	$5.6	48%
Percentage of segment revenues	6%	5%

The $5.6 million increase in our satellite services segment operating profit was driven primarily by higher earnings contributions of $29.0 million, primarily due to an increase in revenues and improved margins from our in-flight services as the business continues to scale. The increase in our satellite services segment operating profit was partially offset by higher SG&A costs of $23.5 million (mainly attributable to the acquisition of RigNet during the first quarter of fiscal year 2022).

Commercial networks segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2021	September 30, 2020	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$118.9	$66.8	$52.2	78%
Segment service revenues	15.9	12.1	3.8	31%
Total segment revenues	$134.8	$78.9	$55.9	71%

Our commercial networks segment revenues increased by $55.9 million, due to a $52.2 million increase in product revenues and a $3.8 million increase in service revenues. The increase in product revenues was primarily due to increases of $37.9 million in mobile broadband satellite communication systems products, related to increased IFC terminal deliveries as passenger air traffic continued to increase compared to the severe decline in passenger traffic in the prior year period as a result of the COVID-19 pandemic. There was also an increase of $15.0 million in antenna systems products. The increase in service revenues was primarily driven by an increase in mobile broadband satellite communication services.

Segment operating loss

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2021	September 30, 2020	(Increase) Decrease	(Increase) Decrease
Segment operating loss	$(45.3)	$(45.4)	$—	—%
Percentage of segment revenues	(34)%	(58)%

Our commercial networks segment operating loss was relatively flat when compared to the same period last year. Our commercial networks segment operating loss experienced higher earnings contributions of $7.9 million, primarily due to higher revenues and improved margins in our mobile broadband satellite communication products, offset by an increase in IR&D expenses (primarily related to next-generation satellite payload technologies).

Government systems segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2021	September 30, 2020	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$189.7	$189.2	$0.5	—%
Segment service revenues	76.7	70.3	6.4	9%
Total segment revenues	$266.4	$259.5	$6.9	3%

Our government systems segment revenues increased by $6.9 million due to a $6.4 million increase in service revenues. The service revenue increase was primarily due to a $4.1 million increase in government mobile broadband services, a $2.7 million increase in government satellite communication systems services, a $1.8 million increase in cybersecurity and information assurance services and a $1.7 million increase in tactical satcom radio services, offset by a $3.5 million decrease in tactical data link services. The increase in product revenues was mainly due to a $10.9 million increase in tactical data link products, offset by a $7.4 million decrease in government satellite communication systems products and a $3.2 million decrease in government mobile broadband products. Our government systems segment continued to show some impacts from the COVID-19 pandemic, due to complications in product manufacturing and shipments, but new government systems segment awards remained very strong through the end of the second quarter of fiscal year 2022.

Segment operating profit

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2021	September 30, 2020	Increase (Decrease)	Increase (Decrease)
Segment operating profit	$44.0	$47.9	$(3.9)	(8)%
Percentage of segment revenues	17%	18%

The $3.9 million decrease in our government systems segment operating profit was driven by an $8.4 million increase in SG&A costs and a $4.5 million increase in IR&D expenses. The decrease in operating profit was partially offset by higher earnings contributions of $9.0 million, primarily due to an increase in revenues and improved margins in our tactical data link products.

Six Months Ended September 30, 2021 vs. Six Months Ended September 30, 2020

Revenues

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2021	September 30, 2020	Increase (Decrease)	Increase (Decrease)
Product revenues	$601.9	$506.6	$95.3	19%
Service revenues	764.3	578.2	186.1	32%
Total revenues	$1,366.2	$1,084.8	$281.4	26%

Our total revenues grew by $281.4 million as a result of a $186.1 million increase in service revenues and a $95.3 million increase in product revenues. The service revenue increase was due to increases of $156.4 million in our satellite services segment, $21.0 million in our government systems segment and $8.8 million in our commercial networks segment. The increase in product revenues was driven primarily by a $98.6 million increase in our commercial networks segment, slightly offset by a $3.3 million decrease in our government systems segment.

Cost of revenues

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2021	September 30, 2020	Increase (Decrease)	Increase (Decrease)
Cost of product revenues	$454.1	$379.8	$74.3	20%
Cost of service revenues	488.4	393.1	95.3	24%
Total cost of revenues	$942.4	$772.9	$169.5	22%

Cost of revenues increased by $169.5 million due to increases of $95.3 million in cost of service revenues and $74.3 million in cost of product revenues. The cost of service revenue increase primarily related to increased service revenues, mainly from our in-flight services business, causing a $126.6 million increase in cost of service revenues on a constant margin basis. The increase in cost of service revenues was partially offset by improved margins in our in-flight services business. The cost of product revenue increase was due to increased product revenues, causing a $71.5 million increase in cost of product revenues on a constant margin basis, mainly from our mobile broadband satellite communication systems products in our commercial networks segment.

Selling, general and administrative expenses

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2021	September 30, 2020	Increase (Decrease)	Increase (Decrease)
Selling, general and administrative	$310.9	$246.5	$64.4	26%

The $64.4 million increase in SG&A expenses reflected an increase in support costs of $44.7 million, which was reflected in all three segments, with the highest increase in our satellite services segment. The increase in SG&A expenses was also driven by higher selling costs of $17.9 million, reflected primarily in our satellite services and government systems segments. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2021	September 30, 2020	Increase (Decrease)	Increase (Decrease)
Independent research and development	$75.0	$55.2	$19.8	36%

The $19.8 million increase in IR&D expenses was mainly the result of an increase of $11.3 million in IR&D efforts in our commercial networks segment (primarily related to next-generation satellite payload technologies) and an increase of $8.5 million in our government systems segment (primarily related to the advancement of integrated government satellite communication platforms and tactical satcom radio products).

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to 12 years. The $10.5 million increase in amortization of acquired intangible assets in the first six months of fiscal year 2022 compared to the prior year period was primarily related to the amortization of new intangibles acquired as a result of the acquisition of RigNet and of the remaining 51% interest in Euro Infrastructure Co. in April 2021. The current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the six months ended September 30, 2021	$13,328

Expected for the remainder of fiscal year 2022	$14,966
Expected for fiscal year 2023	29,935
Expected for fiscal year 2024	28,371
Expected for fiscal year 2025	26,252
Expected for fiscal year 2026	26,100
Thereafter	117,707
$243,331

Interest income

The insignificant decrease in interest income for the six months ended September 30, 2021 compared to the prior year period was the result of lower interest rates and lower average invested cash balances during the first six months of fiscal year 2022 compared to the prior year period.

Interest expense

The $6.9 million decrease in interest expense in the six months ended September 30, 2021 compared to the prior year period was primarily due to an increase in the amount of interest capitalized during the first six months of fiscal year 2021 compared to the prior year period, partially offset by an increase in interest expense attributable to our 6.500% Senior Notes due 2028 (the 2028 Notes), which were issued in the first quarter of fiscal year 2021.

Income taxes

For the six months ended September 30, 2021, we recorded an income tax benefit of $7.0 million, resulting in an effective tax benefit rate of negative 42%. The effective tax rate for the period differed from the U.S. statutory rate due primarily to the benefit of federal and state R&D tax credits and the reversal of a deferred tax liability recorded for Euro Infrastructure Co.’s outside basis difference upon assertion made during the first quarter of fiscal year 2022 to indefinitely reinvest future earnings. For the six months ended September 30, 2020, we recorded an income tax benefit of $6.4 million, resulting in an effective tax benefit rate of 56%. The effective tax rates for the period differed from the U.S. statutory rate due primarily to the benefit of federal and state R&D tax credits.

Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate cannot be made, we compute our provision for income taxes using the actual effective tax rate (discrete method) for the year-to-date period. Our effective tax rate is highly influenced by the amount of our R&D tax credits. A small change in estimated annual pretax income (loss) can produce a significant variance in the annual effective tax rate given our expected amount of R&D tax credits. This variability provides an unreliable estimate of the annual effective tax rate. As a result, and in accordance with the authoritative guidance for accounting for income taxes in interim periods, we have computed our provision for income taxes for the six months ended September 30, 2021 and 2020 by applying the actual effective tax rates to the income (loss) for the six-month periods.

Segment Results for the Six Months Ended September 30, 2021 vs. Six Months Ended September 30, 2020

Satellite services segment

Revenues

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2021	September 30, 2020	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$—	$—	$—	—%
Segment service revenues	574.2	417.9	156.4	37%
Total segment revenues	$574.2	$417.9	$156.4	37%

Our satellite services segment revenues increased by $156.4 million due to an increase in service revenues. The increase in service revenues was primarily attributable to the acquisition of RigNet in April 2021, as well as increases in our in-flight services and fixed broadband businesses. The acquisition of RigNet contributed approximately $69.9 million of service revenues in the six months ended September 30, 2021. The increase in in-flight service revenue of $38.5 million was driven primarily by an increase in the number of commercial aircraft receiving our in-flight services through our IFC systems, as the number of aircraft in service increased, passenger air traffic increased and aircraft that were previously inactive as a result of the COVID-19 pandemic returned to service. The increase in fixed broadband service revenues was primarily attributable to the acquisition of the remaining 51% interest in Euro Infrastructure Co., during the first quarter of fiscal year 2022, which contributed approximately $20.0 million of service revenues in the first six months of fiscal year 2022. The additional increase in fixed broadband services was driven by a higher mix of new and existing subscribers choosing our premium highest speed plans.

Segment operating profit

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2021	September 30, 2020	Increase (Decrease)	Increase (Decrease)
Segment operating profit	$29.6	$9.6	$19.9	207%
Percentage of segment revenues	5%	2%

The $19.9 million increase in our satellite services segment operating profit was driven primarily by higher earnings contributions of $68.9 million, mainly due to an increase in revenues and improved margins from our in-flight services as the business continued to scale. The increase in operating profit was offset by higher SG&A costs of $49.3 million, of which $7.5 million related to the acquisition costs of RigNet and Euro Infrastructure Co. during fiscal year 2022.

Commercial networks segment

Revenues

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2021	September 30, 2020	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$220.5	$121.9	$98.6	81%
Segment service revenues	32.9	24.2	8.8	36%
Total segment revenues	$253.4	$146.0	$107.4	74%

Our commercial networks segment revenues increased by $107.4 million, due to a $98.6 million increase in product revenues and a $8.8 million increase in service revenues. The increase in product revenues was primarily due to increases of $68.5 million in mobile broadband satellite communication systems products, $26.3 million in antenna systems products and $9.3 million in RigNet products in connection with the acquisition of RigNet in the first quarter of fiscal year 2022. This was slightly offset by a $4.5 million decrease in fixed satellite networks products. The increase in service revenues was primarily driven by our mobile broadband satellite communication systems services.

Segment operating loss

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2021	September 30, 2020	(Increase) Decrease	(Increase) Decrease
Segment operating loss	$(83.0)	$(96.8)	$13.7	14%
Percentage of segment revenues	(33)%	(66)%

The $13.7 million reduction in our commercial networks operating loss was driven primarily by higher earnings contributions of $26.8 million, primarily due to higher revenues and improved margins in our mobile broadband satellite communications systems products, offset by an $11.3 million increase in IR&D expenses (primarily related to next-generation satellite payload technologies).

Government systems segment

Revenues

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2021	September 30, 2020	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$381.5	$384.7	$(3.3)	(1)%
Segment service revenues	157.1	136.1	21.0	15%
Total segment revenues	$538.6	$520.9	$17.7	3%

Our government systems segment revenues increased by $17.7 million due to an increase of $21.0 million in service revenues, partially offset by a $3.3 million decrease in product revenues. The service revenue increase was primarily due to a $12.1 million increase in government mobile broadband services, a $7.0 million increase in government satellite communication systems services, a $3.7 million increase in cybersecurity and information assurance services and a $3.1 million increase in tactical satcom radio services. The product revenue decrease was primarily driven by an $11.7 million decrease in government satellite communication systems products, an $11.1 million decrease in tactical satcom radio products and a $1.5 million decrease in government mobile broadband products. The decrease in product revenues was partially offset by an increase of $20.1 million in tactical data link products. Our government systems segment continued to show some impacts from the COVID-19 pandemic, due to complications in product manufacturing and shipments, but new government systems segment awards remained very strong in the first six months of the fiscal year.

Segment operating profit

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2021	September 30, 2020	Increase (Decrease)	Increase (Decrease)
Segment operating profit	$91.4	$97.4	$(6.0)	(6)%
Percentage of segment revenues	17%	19%

The $6.0 million decrease in our government systems segment operating profit was driven by a $13.7 million increase in SG&A costs and an $8.5 million increase in IR&D investments. The decrease in operating profit was partially offset by higher earnings contributions of $16.2 million, primarily due to an increase in revenues in our tactical data link products and government mobile broadband services.

Backlog

As reflected in the table below, our overall firm and funded backlog increased during the first six months of fiscal year 2022.

	As of September 30, 2021	As of March 31, 2021
	(In millions)
Firm backlog
Satellite services segment	$605.0	$633.7
Commercial networks segment	654.9	733.2
Government systems segment	1,064.5	939.4
Total	$2,324.4	$2,306.3
Funded backlog
Satellite services segment	$605.0	$633.7
Commercial networks segment	567.0	639.6
Government systems segment	959.1	846.9
Total	$2,131.1	$2,120.2

The firm backlog does not include contract options. Of the $2.3 billion in firm backlog, approximately half is expected to be delivered during the next 12 months, with the balance delivered thereafter. We include in our backlog only those orders for which we have accepted purchase orders, and not anticipated purchase orders and requests. In our satellite services segment, our backlog includes fixed broadband service revenues under our subscriber agreements, but does not include future recurring IFC service revenues under our agreements with commercial airlines. As of September 30, 2021, our IFC systems were installed and in service on approximately 1,700 commercial aircraft, of which, due to impacts of the COVID-19 pandemic, approximately 80 were inactive at quarter end. While current global airline traffic is still a fraction of the activity in fiscal year 2020, domestic airline traffic continues to show signs of improvement. As a result, our in-flight services business showed modest improvement in the three months ended September 30, 2021, with increased planes in service and passenger volumes. We expect the negative impact on our IFC business from the COVID-19 pandemic to continue through the remainder of fiscal year 2022 and potentially beyond due to the severe decline in global air traffic and associated grounding of installed aircraft, but to lessen over time with increases in passenger air traffic. We anticipate that approximately 1,070 additional commercial aircraft under existing customer agreements with commercial airlines will be put into service with our IFC systems. However, the timing of installation and entry into service of IFC systems on additional aircraft under existing customer agreements may be delayed as a result of the impact of the COVID-19 pandemic on the global airline industry. Accordingly, there can be no assurance that all anticipated purchase orders and requests will be placed or that anticipated IFC services will be activated.

Our total new awards exclude future revenue under recurring consumer commitment arrangements and were approximately $831.7 million and $1.4 billion for the three and six months ended September 30, 2021, respectively, compared to approximately $730.6 million and $1.5 billion for the three and six months ended September 30, 2020, respectively.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing, export credit agency financing and equity financing. At September 30, 2021, we had $217.7 million in cash and cash equivalents, $332.1 million in working capital, and $320.0 million in principal amount of outstanding borrowings and borrowing availability of $327.2 million under our Revolving Credit Facility. At March 31, 2021, we had $295.9 million in cash and cash equivalents, $282.8 million in working capital, and no outstanding borrowings and borrowing availability of $673.7 million under our Revolving Credit Facility. During the second quarter of fiscal year 2021, we issued and sold an aggregate of 4,474,559 shares of our common stock at a purchase price of $39.11 per share to certain accredited investors in a private placement transaction exempt from registration under the Securities Act of 1933, as amended, resulting in net proceeds of approximately $174.7 million after deducting offering expenses. We invest our cash in excess of current operating requirements in short-term, highly liquid bank money market accounts.

In connection with the Transaction, we have obtained financing commitments for $2.3 billion of new debt facilities. We also plan to assume $2.1 billion in principal amount of Inmarsat senior secured bonds and $1.7 billion outstanding under Inmarsat’s $2.4 billion senior secured credit facilities. We have also obtained commitments of $3.2 billion to backstop certain amendments required under the Revolving Credit Facility and Ex-Im Credit Facility and Inmarsat’s $2.4 billion senior secured credit facilities.

Our future capital requirements will depend upon many factors, including the timing and amount of cash required for our satellite projects and any future broadband satellite projects we may engage in, expansion of our R&D and marketing efforts, and the nature and timing of orders. Additionally, we will continue to evaluate other possible acquisitions of, or investments in complementary businesses, products and technologies which may require the use of cash or additional financing.

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

To date, COVID-19 has not had a significant impact on our liquidity, cash flows or capital resources. However, we have taken measures to mitigate the impact of COVID-19 on our business and financial position, including deferring certain capital expenditures, reducing discretionary expenditures and undertaking cost-reduction actions. Given our current cash position, outlook for funds generated from operations, remaining borrowing availability under our Revolving Credit Facility of $327.2 million, cash needs and debt structure, we have not experienced to date, and do not expect to experience, any material issues with liquidity. Although we can give no assurances concerning our future liquidity, we believe that our current cash balances and net cash expected to be provided by operating activities along with availability under our Revolving Credit Facility will be sufficient to meet our anticipated operating requirements for at least the next 12 months.

Cash flows

Cash provided by operating activities for the first six months of fiscal year 2022 was $227.8 million compared to $333.5 million in the prior year period. This $105.7 million decrease was primarily driven by a $182.6 million year-over-year increase in cash used to fund net operating assets, partially offset by our operating results (net income adjusted for depreciation, amortization and other non-cash charges) which resulted in $76.9 million of higher cash provided by operating activities year-over-year. The decrease in cash used to fund net operating assets during the first six months of fiscal year 2022 when compared to the prior year period was primarily due to a decrease in cash inflows year-over-year from combined billed and unbilled accounts receivable, net, primarily attributable to increased billings for IFC terminals in our commercial networks segment and a decrease in cash inflows year-over-year from our collections in excess of revenues and deferred revenues included in accrued liabilities primarily due to the timing of milestone billings for certain larger development projects in our commercial networks segment.

Cash used in investing activities for the first six months of fiscal year 2022 was $613.6 million compared to $459.9 million in the prior year period. This $153.8 million increase in cash used in investing activities year-over-year reflects $138.7 million in cash used for the RigNet and Euro Infrastructure Co. acquisitions in the first quarter of fiscal year 2022 and an increase of $34.1 million in cash used for the construction of earth stations and network operation systems, partially offset by a decrease in cash used for other general purpose equipment.

Cash provided by financing activities for the first six months of fiscal year 2022 was $310.3 million compared to $171.9 million for the prior year period. This $138.4 million increase in cash provided by financing activities year-over-year reflects proceeds from borrowings under our Revolving Credit Facility of $320.0 million in the first quarter of fiscal year 2022, partially offset by $174.7 million in net proceeds from a private placement of common stock in the second quarter of fiscal year 2021 (after deducting offering expenses).

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

Our IR&D investments are expected to continue through the remainder of fiscal year 2022 and beyond relating to next-generation satellite network solutions and support of our government and commercial air mobility businesses. We expect to continue to invest in IR&D at a significant level as we continue our focus on leadership and innovation in satellite and space technologies. However, the level of investment in a given fiscal year will depend on a variety of factors, including the stage of development of our satellite projects, new market opportunities and our overall operating performance. Our total capital expenditures in fiscal year 2022 are expected to be higher than fiscal year 2021, in light of the anticipated launch of the first ViaSat-3 satellite and as we continue to invest in the second and third ViaSat-3 satellites, as well as increased ground network investments related to international expansion and initial expenditures on our ViaSat-4 satellite program.

Long-Term Debt

As of September 30, 2021, the aggregate principal amount of our total outstanding indebtedness was $2.2 billion, which was comprised of $700.0 million in principal amount of 2025 Notes, $600.0 million in principal amount of 2027 Notes, $400.0 million in principal amount of 2028 Notes (together with the 2025 Notes and 2027 Notes, the Notes), $320.0 million in principal amount of outstanding borrowings under our $700.0 million Revolving Credit Facility, $88.4 million in principal amount of outstanding borrowings under our Ex-Im Credit Facility with a maturity date of October 15, 2025 (together with the Revolving Credit Facility, the Credit Facilities) and $51.1 million of finance lease obligations. For information regarding our Credit Facilities and Notes, refer to Note 6 – Senior Notes and Other Long-Term Debt to our condensed consolidated financial statements.

Contractual Obligations

The following table sets forth a summary of our obligations at September 30, 2021:

		For the Remainder of Fiscal Year	For the Fiscal Years Ending
(In thousands, including interest where applicable)	Total	2022	2023-2024	2025-2026	Thereafter
Operating leases	$438,824	$34,936	$134,614	$120,584	$148,690
Finance leases	57,922	6,671	24,251	24,000	3,000
2028 Notes	582,000	13,000	52,000	52,000	465,000
2027 Notes	802,500	16,875	67,500	67,500	650,625
2025 Notes	857,500	19,687	78,750	759,063	—
Revolving Credit Facility (1)	332,805	2,774	330,031	—	—
Ex-Im Credit Facility	93,701	10,882	42,344	40,475	—
Satellite performance incentives	30,255	3,069	10,269	11,269	5,648
Purchase commitments including satellite-related agreements	2,078,065	874,972	988,095	131,202	83,796
Total	$5,273,572	$982,866	$1,727,854	$1,206,093	$1,356,759

(1)

To the extent that the interest rate is variable and ultimate amounts borrowed under the Revolving Credit Facility may fluctuate, amounts reflected represent estimated interest payments on our current outstanding balances based on the weighted average effective interest rate at September 30, 2021 until the maturity date in January 2024.

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

Our condensed consolidated balance sheets included $163.9 million and $137.4 million of “other liabilities” as of September 30, 2021 and March 31, 2021, respectively, which primarily consisted of the long-term portion of deferred revenues, the long-term portion of our satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites, our long-term warranty obligations and deferred income taxes. With the exception of the long-term portion of our satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites (which is included under “Satellite performance incentives”), these remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 12 — Commitments to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2021 for additional information regarding satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites. See Note 7 — Product Warranty to our condensed consolidated financial statements for a discussion of our product warranties.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at September 30, 2021 as defined in Regulation S-K Item 303(a)(4) other than as discussed under “Contractual Obligations” above or disclosed in the notes to our condensed consolidated financial statements included in this report or in our Annual Report on Form 10-K for the year ended March 31, 2021.

Recent Authoritative Guidance

For information regarding recently adopted and issued accounting pronouncements, see Note 1 — Basis of Presentation to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and short-term and long-term obligations, including the Credit Facilities and the Notes. We consider investments in highly liquid instruments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. As of September 30, 2021, we had $320.0 million in principal amount of outstanding borrowings under our Revolving Credit Facility, $88.4 million in principal amount of outstanding borrowings under our Ex-Im Credit Facility, $700.0 million in aggregate principal amount outstanding of the 2025 Notes, $600.0 million in aggregate principal amount outstanding of the 2027 Notes and $400.0 million in aggregate principal amount outstanding of the 2028 Notes, and we held no short-term investments. The Notes and borrowings under our Ex-Im Credit Facility bear interest at a fixed rate and therefore our exposure to market risk for changes in interest rates relates primarily to borrowings under our Revolving Credit Facility, cash equivalents, short-term investments and short-term obligations.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain a significant amount of our cash balance in money market accounts. In general, money market accounts are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our cash and cash equivalents earn interest at variable rates. Our interest income has been and may continue to be negatively impacted by low market interest rates. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. If the underlying weighted average interest rate on our cash and cash equivalents, assuming balances remain constant over a year, changed by 50 basis points, interest income would have increased or decreased by an insignificant amount for the three and six months ended September 30, 2021 and 2020. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material.

As of September 30, 2021, we had $320.0 million in principal amount of outstanding borrowings under our Revolving Credit Facility. Our primary interest rate under the Revolving Credit Facility is the Eurodollar rate plus an applicable margin that is based on our total leverage ratio. As of September 30, 2021, the weighted average effective interest rate on our outstanding borrowings under the Revolving Credit Facility was 1.84%. Assuming the outstanding balance remained constant over a year, a 50 basis point increase in the interest rates would increase interest incurred, prior to effects of capitalized interest, by approximately $1.6 million over a 12-month period.

Foreign Exchange Risk

We generally conduct our business in U.S. dollars. However, as our international business is conducted in a variety of foreign currencies, we are exposed to fluctuations in foreign currency exchange rates. A five percent variance in foreign currencies in which our international business is conducted would change our income (loss) before income taxes by an insignificant amount for the three and six months ended September 30, 2021 and 2020. Our objective in managing our exposure to foreign currency risk is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, from time to time, we may enter into foreign currency forward contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

As of September 30, 2021 and March 31, 2021, we had no foreign currency forward contracts outstanding.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2021, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2021.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, which factors could materially affect our business, financial condition, liquidity or future results. Except as set forth below, there have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021. The risks described in our reports on Forms 10-K and 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

Risks Relating to the Transaction

The Consideration Payable under the Share Purchase Agreement Is Fixed and Will Not Be Adjusted Based on the Performance of Viasat or Inmarsat.

Under the Share Purchase Agreement, the total consideration payable by us consists of $850.0 million in cash, subject to adjustments, and approximately 46.36 million unregistered shares of our common stock. The purchase price will not be adjusted for changes in the market price of our common stock or the economic performance of Viasat or Inmarsat. If the economic performance of Inmarsat relative to Viasat declines (or the economic performance of Inmarsat relative to Viasat improves), the consideration will not be adjusted to account for any such changes or any effective increase in the value of the shares of our common stock issued to the Sellers under the Share Purchase Agreement.

Viasat and Inmarsat Will Be Subject to Business Uncertainties and Contractual Restrictions, Including the Risk of Litigation, While the Transaction Is Pending That May Cause Disruption and May Make It More Difficult to Maintain Relationships with Employees, Suppliers or Customers.

Uncertainty about the effect of the Transaction on employees, suppliers and customers may have an adverse effect on Viasat and/or Inmarsat, which uncertainties may impair our or Inmarsat’s ability to attract, retain and motivate key personnel until the Transaction is completed and for a period of time thereafter, and could cause customers, suppliers and others that deal with Viasat or Inmarsat to seek to change existing business relationships with either of us.

Employee retention and recruitment may be challenging before the completion of the Transaction, as employees and prospective employees may experience uncertainty about their future roles following the Transaction. Key employees may depart or prospective key employees may fail to accept employment with us or Inmarsat because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company following the Transaction, any of which could have a material adverse effect on our business, financial condition and results of operations.

The pursuit of the Transaction and the preparation for the integration may place a significant burden on management and internal resources. The diversion of management’s attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on our business, financial condition and results of operations.

Until the Completion of the Transaction or the Termination of the Share Purchase Agreement in Accordance with its Terms, We Are Prohibited From Entering Into Certain Transactions and Taking Certain Actions that Might Otherwise Be Beneficial to Us and Our Stockholders.

During the period between the date of the Share Purchase Agreement and completion of the Transaction (which could be as long as 18 months (or up to 24 months, if we elect to extend the long-stop date in order to satisfy regulatory conditions under the Share Purchase Agreement)), the Share Purchase Agreement restricts us from taking specified actions or from pursuing what might otherwise be attractive business opportunities or making other changes to our business, in each case without the consent of certain of the Sellers. These restrictions may prevent us from taking actions during the pendency of the Transaction that would have been beneficial. Adverse effects arising from these restrictions during the pendency of the Transaction could be exacerbated by any delays in consummation of the Transaction or termination of the Share Purchase Agreement.

The Transaction May Not Be Completed and the Share Purchase Agreement May Be Terminated in Accordance with its Terms, and We May Be Required to Pay a Termination Fee Upon Termination.

The Transaction is subject to customary closing conditions that must be satisfied or waived prior to the completion of the Transaction, including receipt of regulatory approvals and clearances and approval by our stockholders of the issuance of shares in the Transaction and an amendment to our certificate of incorporation to increase the number of shares of common stock authorized for issuance. Many of the closing conditions are not within our control. No assurance can be given that the required regulatory approvals and clearances and stockholder approvals will be obtained or that the required conditions to closing will be satisfied in a timely manner or at all. Any delay in completing the Transaction could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the Transaction is successfully completed within its expected time frame.

Additionally, either we or Inmarsat may terminate the Share Purchase Agreement under certain circumstances, including, among other reasons, if the Transaction is not completed by the long-stop date. In addition, if the Share Purchase Agreement is terminated under specified circumstances, we may be obligated to pay a termination fee of either $150.0 million or $200.0 million or to reimburse certain out-of-pocket expenses of certain Sellers up to $40.0 million.

Moreover, if the Transaction is not completed for any reason, including because required regulatory approvals and clearances or our stockholder approvals are not obtained, our ongoing businesses may be adversely affected and, without realizing any of the expected benefits of having completed the Transaction, we would be subject to a number of risks, including the following:

•	we may experience negative reactions from the financial markets, including negative impacts on our stock price;
•	we may experience negative reactions from our customers, suppliers, distributors and employees;
•

we will be required to pay our costs relating to the Transaction, such as financial advisory, legal, financing and accounting costs and associated fees and expenses, whether or not the Transaction is completed;

•

the Share Purchase Agreement places certain restrictions on the conduct of our business prior to completion of the Transaction and such restrictions, the waiver of which are subject to the consent of certain of the Sellers, may have prevented us from taking actions during the pendency of the Transaction that would have been beneficial; and

•

matters relating to the Transaction (including integration planning) will require substantial commitments of time and resources by management, which could otherwise have been devoted to day-to-day operations or to other opportunities that may have been beneficial to us as an independent company.

We Must Obtain Certain Regulatory Approvals and Clearances to Consummate the Transaction, which, if Delayed, Not Granted or Granted with Burdensome or Unacceptable Conditions, Could Prevent, Substantially Delay or Impair Consummation of the Transaction, Result in Additional Expenditures of Money and Resources or Reduce the Anticipated Benefits of the Transaction.

The completion of the Transaction is subject to customary closing conditions, including receipt of regulatory approvals and clearances in various jurisdictions. Governmental and regulatory authorities in various jurisdictions may impose conditions on approvals and clearances as they deem necessary or desirable in the public interest, including, but not limited to, seeking divestiture of substantial assets of the parties or requiring the parties to license, or hold separate, assets or to not engage in certain types of conduct, or seeking to enjoin the completion of the Transaction. Any conditions imposed in connection with regulatory approvals or clearances could have a material adverse effect on the combined company or reduce the anticipated benefits of the Transaction.

The Transaction Will Involve Substantial Costs.

We have incurred and expect to incur non-recurring costs associated with the Transaction and combining the operations of the two companies, as well as transaction fees and other costs related to the Transaction. These costs and expenses include fees paid to financial, legal and accounting advisors, facilities and systems consolidation costs, severance and other potential employment-related costs, including severance and retention payments that may be made to certain Inmarsat employees, filing fees, printing expenses and other related charges. Some of these costs are payable by us regardless of whether the Transaction is completed.

The combined company will also incur restructuring and integration costs in connection with the Transaction. The costs related to restructuring will be expensed as a cost of the ongoing results of operations of either us or the combined company. There are processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the Transaction and the integration of Inmarsat’s business. Although we expect that the elimination of duplicative costs, strategic benefits, and additional income, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction related and restructuring costs over time, any net benefit may not be achieved in the near term or at all. Many of these costs will be borne by us even if the Transaction is not completed. While we have assumed that certain expenses would be incurred in connection with the Transaction, there are many factors beyond our control that could affect the total amount or the timing of such expenses.

Lawsuits May Be Filed Against Us, or Against Our Directors, Challenging the Transaction, and an Adverse Ruling in Any Such Lawsuit May Prevent the Transaction from Becoming Effective or from Becoming Effective within the Expected Time Frame.

Transactions like the one proposed here are frequently subject to litigation or other legal proceedings, including actions alleging that our board of directors breached their fiduciary duties to our stockholders by entering into the Share Purchase Agreement. We cannot provide assurance that such litigation or other legal proceedings will not be brought. If litigation or other legal proceedings are in fact brought against us, or against our board of directors, we will defend against it, but might not be successful in doing so. An adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on the business, results of operation or financial position of us or the combined company, including through the possible diversion of company resources or distraction of key personnel.

Risks Relating to the Combined Company

We Will Incur Significant Additional Indebtedness in Connection with the Transaction, and the Combined Company’s Debt May Limit its Financial Flexibility.

In addition to our existing indebtedness under the Credit Facilities and the Notes, we have obtained financing commitments for $2.3 billion of new debt facilities in connection with the Transaction and plan to assume $2.1 billion in principal amount of Inmarsat senior secured bonds and $1.7 billion outstanding under Inmarsat’s $2.4 billion senior secured credit facilities. We have also obtained commitments of $3.2 billion to backstop certain amendments required under the Credit Facilities and Inmarsat’s $2.4 billion senior secured credit facilities.

The combined company’s level of indebtedness following completion of the Transaction could have important consequences. For example, it could:

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

Any of these risks could materially impact our ability to fund our operations or limit our ability to expand the combined business, which could have a material adverse effect on the combined business, financial condition and results of operations.

Combining the Businesses of Viasat and Inmarsat May be More Difficult, Costly or Time-Consuming than Expected and the Combined Company May Fail to Realize the Anticipated Benefits of the Transaction, Which May Adversely Affect the Combined Company’s Business Results and Negatively Affect the Value of the Combined Company’s Common Stock.

Viasat and Inmarsat have operated and, until the completion of the Transaction will continue to operate, independently. The success of the Transaction will depend on, among other things, the ability of Viasat and Inmarsat to combine their businesses in a manner that facilitates growth opportunities and realizes expected cost savings. We have entered into the Share Purchase Agreement because we believe that the transactions contemplated by the Share Purchase Agreement are fair to and in the best interests of our stockholders and that combining the businesses of Viasat and Inmarsat will produce benefits and cost savings.

Following the closing of the Transaction, Viasat and Inmarsat must successfully combine their respective businesses in a manner that permits these benefits to be realized. For example, the following issues, among others, must be addressed in integrating the operations of the two companies in order to realize the anticipated benefits of the Transaction:

•	combining the companies’ operations and corporate functions;
•

combining the businesses of Viasat and Inmarsat and meeting the capital requirements of the combined company, in a manner that permits the combined company to achieve any cost savings or other synergies anticipated to result from the Transaction, the failure of which would result in the anticipated benefits of the Transaction not being realized in the time frame currently anticipated or at all;

•	integrating personnel from the two companies;
•	integrating the companies’ technologies and technologies licensed from third parties;
•	integrating and unifying the offerings and services available to customers;
•	identifying and eliminating redundant and underperforming functions and assets;
•	harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;
•

maintaining existing agreements with customers, suppliers, distributors and vendors, avoiding delays in entering into new agreements with prospective customers, suppliers, distributors and vendors, and leveraging relationships with such third parties for the benefit of the combined company;

•	addressing possible differences in business backgrounds, corporate cultures and management philosophies;
•	consolidating the companies’ administrative and information technology infrastructure;
•	coordinating distribution and marketing efforts;
•	managing the movement of certain positions to different locations;
•	coordinating geographically dispersed organizations; and
•	effecting actions that may be required in connection with obtaining regulatory or other governmental approvals.

It is possible that the integration process could result in the loss of key Viasat or Inmarsat employees, the loss of customers, the disruption of either company’s or both companies’ ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. In addition, the actual integration may result in additional and unforeseen expenses. If the combined company is not able to adequately address integration challenges, we may be unable to successfully integrate operations and the anticipated benefits of the integration plan may not be realized.

In addition, the combined company must achieve the anticipated growth and cost savings without adversely affecting current revenues and investments in future growth. If the combined company is not able to successfully achieve these objectives, the anticipated benefits of the Transaction may not be realized fully, or at all, or may take longer to realize than expected. Additionally, Viasat may inherit from Inmarsat legal, regulatory, and other risks that occurred prior to the Transaction, whether known or unknown to Viasat, which may be material to the combined company. Actual growth and cost savings, if achieved, may be lower than what we expect and may take longer to achieve than anticipated. Moreover, at times the attention of the combined company’s management and resources may be focused on the integration of the businesses of the two companies and diverted from day-to-day business operations or other opportunities that may have been beneficial to such company, which may disrupt the combined company’s ongoing business.

An inability to realize the full extent of the anticipated benefits of the Transaction, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of the combined company, which may adversely affect the value of the common stock of the combined company.

The Combined Company May Not Be Able to Retain Customers, Suppliers or Distributors, or Customers, Suppliers or Distributors May Seek to Modify Contractual Relationships with the Combined Company, Which Could Have an Adverse Effect on the Combined Company’s Business and Operations. Third Parties May Terminate or Alter Existing Contracts or Relationships with the Combined Company.

As a result of the Transaction, the combined company may experience impacts on relationships with customers, suppliers and distributors that may harm the combined company’s business and results of operations. Certain customers, suppliers or distributors may seek to terminate or modify contractual obligations following the Transaction whether or not contractual rights are triggered as a result of the Transaction. There can be no guarantee that customers, suppliers and distributors will remain with or continue to have a relationship with the combined company or do so on the same or similar contractual terms following the Transaction. If any customers, suppliers or distributors seek to terminate or modify contractual obligations or discontinue the relationship with the combined company, then the combined company’s business and results of operations may be harmed. Furthermore, the combined company will not have long-term arrangements with many of its significant suppliers. If the combined company’s suppliers were to seek to terminate or modify an arrangement with the combined company, then the combined company may be unable to procure necessary supplies from other suppliers in a timely and efficient manner and on acceptable terms, or at all.

We and Inmarsat also have contracts with third parties which may require consent from these parties in connection with the Transaction, or which may otherwise contain limitations applicable to such contracts following the Transaction. If these consents cannot be obtained, the combined company may suffer a loss of potential future revenue, incur costs and lose rights that may be material to the combined company’s business. In addition, third parties with whom we or Inmarsat currently have relationships may terminate or otherwise reduce the scope of their relationship in anticipation of the Transaction. Any such disruptions could limit the combined company’s ability to achieve the anticipated benefits of the Transaction. The adverse effect of any such disruptions could also be exacerbated by a delay in the completion of the Transaction or by a termination of the Share Purchase Agreement.

Future Sales of Our Common Stock Could Lower Our Stock Price.

At the closing of the Transaction, we will issue approximately 46.36 million unregistered shares of our common stock, and will enter into a registration rights agreement which will require us to file with the SEC a registration statement on Form S-3 registering for resale the shares issued to certain of the Inmarsat shareholders in the Transaction. We will also be required to conduct certain underwritten offerings upon request and to provide certain of the Inmarsat shareholders with certain piggyback registration rights. Sales of substantial amounts of our common stock, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

Certain of Inmarsat’s Shareholders Will Have Significant Influence Over the Combined Company After Completion of the Transaction.

Upon completion of the Transaction, Inmarsat’s shareholders will, collectively, beneficially own approximately 39% of our outstanding common stock. As long as those Inmarsat shareholders own or control a significant percentage of our outstanding voting power, they may have the ability to significantly influence corporate actions requiring stockholder approval, including approval of any merger or significant corporate transaction.

In addition, certain of Inmarsat’s shareholders have entered into a stockholders agreement with us which grants them the right to nominate up to two directors to the combined company’s board of directors. Their right to designate directors is subject to their ownership percentage of the total outstanding shares of our common stock. The interests of these shareholders may not align with our interests or the interests of our other stockholders.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

2.1*	Share Purchase Agreement, dated as of November 8, 2021, by and among Viasat, Inc. and the shareholders of Connect Topco Limited party thereto	8-K	000-21767	2.1	11/08/2021

10.1	Voting and Support Agreement, dated as of November 8, 2021, by and among Viasat, Inc., Baupost Group Securities, L.L.C. and the shareholders of Connect Topco Limited party thereto	8-K	000-21767	10.1	11/08/2021

10.2	Form of Voting and Support Agreement (executive officers and directors)	8-K	000-21767	10.2	11/08/2021

10.3*	Stockholders Agreement, dated as of November 8, 2021, by and among Viasat, Inc. and the shareholders of Connect Topco Limited party thereto	8-K	000-21767	10.3	11/08/2021

10.4**	1996 Equity Participation Plan of Viasat, Inc. (As Amended and Restated Effective September 2, 2021)	8-K	000-21767	10.1	09/03/2021

10.5**	Viasat, Inc. Employee Stock Purchase Plan (As Amended and Restated Effective September 2, 2021)	8-K	000-21767	10.2	09/03/2021

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

*

Certain schedules to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2) or 601(a)(5) (as applicable). The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

**	Indicates management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.

November 9, 2021	/s/ RICHARD BALDRIDGE
Richard Baldridge
President and Chief Executive Officer
(Principal Executive Officer)

/s/ SHAWN DUFFY
Shawn Duffy
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)