Form 10-Q
period 2021-12-31
VIASAT INC
filed 2022-02-07
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021.

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of January 21, 2022 was 74,393,040.

VIASAT, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of December 31, 2021	As of March 31, 2021
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$166,032	$295,949
Accounts receivable, net	363,013	238,652
Inventories	353,993	336,672
Prepaid expenses and other current assets	144,833	119,960
Total current assets	1,027,871	991,233

Property, equipment and satellites, net	3,603,181	3,050,483
Operating lease right-of-use assets	344,499	340,456
Other acquired intangible assets, net	237,850	9,568
Goodwill	190,907	122,300
Other assets	682,486	835,427
Total assets	$6,086,794	$5,349,467
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$251,335	$145,134
Accrued and other liabilities	505,702	532,831
Current portion of long-term debt	29,590	30,472
Total current liabilities	786,627	708,437

Senior notes	1,685,484	1,683,264
Other long-term debt	463,908	119,420
Non-current operating lease liabilities	317,941	313,762
Other liabilities	157,104	137,350
Total liabilities	3,411,064	2,962,233
Commitments and contingencies (Note 8)
Equity:
Viasat, Inc. stockholders’ equity
Common stock	7	7
Paid-in capital	2,397,903	2,092,595
Retained earnings	262,710	249,064
Accumulated other comprehensive (loss) income	(26,170)	9,803
Total Viasat, Inc. stockholders’ equity	2,634,450	2,351,469
Noncontrolling interest in subsidiary	41,280	35,765
Total equity	2,675,730	2,387,234
Total liabilities and equity	$6,086,794	$5,349,467

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	(In thousands, except per share data)
Revenues:
Product revenues	$316,143	$266,514	$918,073	$773,128
Service revenues	403,574	309,045	1,167,858	887,197
Total revenues	719,717	575,559	2,085,931	1,660,325
Operating expenses:
Cost of product revenues	237,481	196,895	691,549	576,677
Cost of service revenues	262,640	194,394	750,991	587,494
Selling, general and administrative	170,222	132,394	481,106	378,884
Independent research and development	37,316	28,803	112,309	83,970
Amortization of acquired intangible assets	7,531	1,313	20,859	4,171
Income from operations	4,527	21,760	29,117	29,129
Other income (expense):
Interest income	386	114	520	474
Interest expense	(5,411)	(7,880)	(17,796)	(27,194)
Other income, net	—	—	4,118	—
(Loss) income before income taxes	(498)	13,994	15,959	2,409
(Provision for) benefit from income taxes	(3,492)	(7,008)	3,469	(573)
Equity in income (loss) of unconsolidated affiliate, net	—	774	(256)	788
Net (loss) income	(3,990)	7,760	19,172	2,624
Less: net income attributable to noncontrolling interest, net of tax	2,623	1,000	5,526	6,290
Net (loss) income attributable to Viasat, Inc.	$(6,613)	$6,760	$13,646	$(3,666)
Basic net (loss) income per share attributable to Viasat, Inc. common stockholders	$(0.09)	$0.10	$0.19	$(0.06)
Diluted net (loss) income per share attributable to Viasat, Inc. common stockholders	$(0.09)	$0.10	$0.18	$(0.06)
Shares used in computing basic net (loss) income per share	73,917	67,995	73,004	65,704
Shares used in computing diluted net (loss) income per share	73,917	68,668	74,348	65,704
Comprehensive income (loss):
Net (loss) income	$(3,990)	$7,760	$19,172	$2,624
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	(9,297)	9,047	(35,973)	12,662
Other comprehensive (loss) income, net of tax	(9,297)	9,047	(35,973)	12,662
Comprehensive (loss) income	(13,287)	16,807	(16,801)	15,286
Less: comprehensive income attributable to noncontrolling interest, net of tax	2,623	1,000	5,526	6,290
Comprehensive (loss) income attributable to Viasat, Inc.	$(15,910)	$15,807	$(22,327)	$8,996

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	December 31, 2021	December 31, 2020
	(In thousands)
Cash flows from operating activities:
Net income	$19,172	$2,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	304,145	241,935
Amortization of intangible assets	65,343	50,181
Stock-based compensation expense	64,676	64,967
Loss on disposition of fixed assets	32,383	29,841
Other non-cash adjustments	(932)	3,611
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(58,166)	123,374
Inventories	(14,717)	(39,988)
Other assets	25,141	24,017
Accounts payable	49,718	(39,004)
Accrued liabilities	(59,135)	102,603
Other liabilities	(41,250)	(6,787)
Net cash provided by operating activities	386,378	557,374
Cash flows from investing activities:
Purchase of property, equipment and satellites	(671,207)	(655,672)
Cash paid for patents, licenses and other assets	(41,041)	(47,164)
Payments related to acquisition of businesses, net of cash acquired	(138,668)	—
Net cash used in investing activities	(850,916)	(702,836)
Cash flows from financing activities:
Proceeds from debt borrowings	440,000	400,000
Payments of debt borrowings	(97,784)	(414,604)
Payment of debt issuance costs	—	(5,060)
Proceeds from issuance of common stock under equity plans	20,549	19,101
Purchase of common stock in treasury (immediately retired) related to tax withholdings for stock-based compensation	(22,165)	(13,013)
Proceeds from common stock issued in private placement, net of issuance costs	—	174,749
Other financing activities	(2,340)	(4,280)
Net cash provided by financing activities	338,260	156,893
Effect of exchange rate changes on cash	(3,639)	1,604
Net (decrease) increase in cash and cash equivalents	(129,917)	13,035
Cash and cash equivalents at beginning of period	295,949	304,309
Cash and cash equivalents at end of period	$166,032	$317,344
Non-cash investing and financing activities:
Capital expenditures not paid for	$73,705	$22,224
Right-of-use assets obtained in exchange for operating lease liabilities	$36,422	$55,717
Issuance of common stock in connection with acquisition	$207,169	$—

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Viasat, Inc. Stockholders
	Common Stock
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total
	(In thousands, except share data)
For the Three Months Ended December 31, 2021
Balance at September 30, 2021	73,398,078	$7	$2,382,356	$269,323	$(16,873)	$38,657	$2,673,470
Exercise of stock options	24,850	—	1,456	—	—	—	1,456
Issuance of stock under Employee Stock Purchase Plan	272,503	—	10,317	—	—	—	10,317
Stock-based compensation	—	—	24,197	—	—	—	24,197
RSU awards vesting, net of shares withheld for taxes which have been retired	697,472	—	(20,423)	—	—	—	(20,423)
Net (loss) income	—	—	—	(6,613)	—	2,623	(3,990)
Other comprehensive loss, net of tax	—	—	—	—	(9,297)	—	(9,297)
Balance at December 31, 2021	74,392,903	$7	$2,397,903	$262,710	$(26,170)	$41,280	$2,675,730

For the Three Months Ended December 31, 2020
Balance at September 30, 2020	67,532,869	$7	$2,047,525	$234,947	$(2,433)	$27,645	$2,307,691
Issuance of stock under Employee Stock Purchase Plan	356,523	—	9,895	—	—	—	9,895
Stock-based compensation	—	—	25,199	—	—	—	25,199
RSU awards vesting, net of shares withheld for taxes which have been retired	614,936	—	(12,266)	—	—	—	(12,266)
Net income	—	—	—	6,760	—	1,000	7,760
Other comprehensive income, net of tax	—	—	—	—	9,047	—	9,047
Balance at December 31, 2020	68,504,328	$7	$2,070,353	$241,707	$6,614	$28,645	$2,347,326

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Viasat, Inc. Stockholders
	Common Stock
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total
	(In thousands, except share data)
For the Nine Months Ended December 31, 2021
Balance at March 31, 2021	68,529,133	$7	$2,092,595	$249,064	$9,803	$35,765	$2,387,234
Exercise of stock options	27,107	—	1,526	—	—	—	1,526
Issuance of stock under Employee Stock Purchase Plan	586,203	—	19,023	—	—	—	19,023
Stock-based compensation	—	—	75,267	—	—	—	75,267
Shares issued in settlement of certain accrued employee compensation liabilities	457,130	—	24,488	—	—	—	24,488
RSU awards vesting, net of shares withheld for taxes which have been retired	793,141	—	(22,165)	—	—	—	(22,165)
Shares issued in connection with acquisition of business	4,000,189	—	207,169	—	—	—	207,169
Other	—	—	—	—	—	(11)	(11)
Net income	—	—	—	13,646	—	5,526	19,172
Other comprehensive loss, net of tax	—	—	—	—	(35,973)	—	(35,973)
Balance at December 31, 2021	74,392,903	$7	$2,397,903	$262,710	$(26,170)	$41,280	$2,675,730

For the Nine Months Ended December 31, 2020
Balance at March 31, 2020	62,147,140	$6	$1,788,456	$245,373	$(6,048)	$22,355	$2,050,142
Issuance of stock under Employee Stock Purchase Plan	638,792	—	19,101	—	—	—	19,101
Common stock issued in private placement, net of issuance costs	4,474,559	1	174,748	—	—	—	174,749
Stock-based compensation	—	—	75,655	—	—	—	75,655
Shares issued in settlement of certain accrued employee compensation liabilities	580,846	—	25,406	—	—	—	25,406
RSU awards vesting, net of shares withheld for taxes which have been retired	662,991	—	(13,013)	—	—	—	(13,013)
Net (loss) income	—	—	—	(3,666)	—	6,290	2,624
Other comprehensive income, net of tax	—	—	—	—	12,662	—	12,662
Balance at December 31, 2020	68,504,328	$7	$2,070,353	$241,707	$6,614	$28,645	$2,347,326

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2021, the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended December 31, 2021 and 2020, the condensed consolidated statements of cash flows for the nine months ended December 31, 2021 and 2020 and the condensed consolidated statements of equity for the three and nine months ended December 31, 2021 and 2020 have been prepared by the management of Viasat, Inc. (also referred to hereafter as the Company or Viasat), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended March 31, 2021 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 31, 2021 included in the Company’s Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

The Company’s condensed consolidated financial statements include the assets, liabilities and results of operations of Viasat, its wholly owned subsidiaries and its majority-owned subsidiary, TrellisWare Technologies, Inc. (TrellisWare). During the first quarter of fiscal year 2022, the Company completed the acquisitions of the remaining 51% interest in Euro Broadband Infrastructure Sàrl (EBI) and RigNet, Inc. (RigNet) (see Note 12 – Acquisitions for more information). The acquisitions were accounted for as purchases and accordingly, the condensed consolidated financial statements include the operating results of EBI and RigNet from the dates of acquisition.

All significant intercompany amounts have been eliminated. Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as investment in unconsolidated affiliate in other assets (long-term) on the condensed consolidated balance sheets.

On November 8, 2021, the Company entered into a Share Purchase Agreement to combine with Connect Topco Limited, a private company limited by shares and incorporated in Guernsey (Inmarsat), with the shareholders of Inmarsat and certain management and employees who hold options and shares of a subsidiary of Inmarsat whose options and shares will be exchanged for shares of Inmarsat prior to closing (collectively, the Sellers). Pursuant to the Share Purchase Agreement, the Company will purchase all of the issued and outstanding shares of Inmarsat from the Sellers upon the terms and subject to the conditions set forth therein (the Inmarsat Transaction) (see Note 12 – Acquisitions for more information).

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

Contract costs on U.S. Government contracts are subject to audit and review by the Defense Contracting Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. Government agencies, as well as negotiations with U.S. Government representatives. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal years 2020 or 2021. As of December 31, 2021, the DCAA had completed its incurred cost audit for fiscal years 2004, 2016 and 2019 and approved the Company’s incurred costs for those fiscal years, as well as approved the Company’s incurred costs for fiscal years 2005 through 2015, 2017 and 2018 without further audit based on the determination of low risk. Although the Company has recorded contract revenues subsequent to fiscal year 2019 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of December 31, 2021 and March 31, 2021, the Company had $12.1 million and $10.3 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. Government cost reimbursable contracts (see Note 8 — Commitments and Contingencies for more information).

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

Transaction price allocated to remaining performance obligations

The Company’s remaining performance obligations represent the transaction price of firm contracts and orders for which work has not been performed. The Company includes in its remaining performance obligations only those contracts and orders for which it has accepted purchase orders. Remaining performance obligations associated with the Company’s

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

subscribers for fixed consumer and business broadband services in its satellite services segment exclude month-to-month service contracts in accordance with a practical expedient and are estimated using a portfolio approach in which the Company reviews all relevant promotional activities and calculates the remaining performance obligation using the average service component for the portfolio and the average time remaining under the contract. The Company’s future recurring in-flight connectivity service contracts in its satellite services segment do not have minimum service purchase requirements and therefore are not included in the Company’s remaining performance obligations. As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $2.1 billion, of which the Company expects to recognize a little over half over the next 12 months, with the balance recognized thereafter.

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

The following sets forth disaggregated reported revenue by segment and product and services for the three and nine months ended December 31, 2021 and 2020:

	Three Months Ended December 31, 2021
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$123,059	$193,084	$316,143
Service revenues	309,711	16,618	77,245	403,574
Total revenues	$309,711	$139,677	$270,329	$719,717

	Nine Months Ended December 31, 2021
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$343,525	$574,548	$918,073
Service revenues	883,938	49,554	234,366	1,167,858
Total revenues	$883,938	$393,079	$808,914	$2,085,931

	Three Months Ended December 31, 2020
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$75,690	$190,824	$266,514
Service revenues	220,789	14,409	73,847	309,045
Total revenues	$220,789	$90,099	$264,671	$575,559

	Nine Months Ended December 31, 2020
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$197,560	$575,568	$773,128
Service revenues	638,660	38,561	209,976	887,197
Total revenues	$638,660	$236,121	$785,544	$1,660,325

Revenues from the U.S. Government as an individual customer comprised approximately 24% and 26% of total revenues for the three and nine months ended December 31, 2021, respectively, and approximately 28% and 30% of total revenues for the three and nine months ended December 31, 2020, respectively, mainly reported within the government systems segment. Revenues from the Company’s other customers, mainly reported within the commercial networks and satellite services segments, comprised approximately 76% and 74% of total revenues for the three and nine months

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

ended December 31, 2021, respectively, and approximately 72% and 70% of total revenues for the three and nine months ended December 31, 2020, respectively.

The Company’s satellite services segment revenues are primarily derived from the Company’s fixed broadband services, in-flight services and advanced software and communication infrastructure services (acquired through the RigNet acquisition).

Revenues in the Company’s commercial networks and government systems segments are primarily derived from three types of contracts: fixed-price, cost-reimbursement and time-and-materials contracts. Fixed-price contracts (which require the Company to provide products and services under a contract at a specified price) comprised approximately 91% and 90% of the Company’s total revenues for these segments for the three and nine months ended December 31, 2021, respectively, and approximately 91% and 88% of the Company’s total revenues for these segments for the three and nine months ended December 31, 2020, respectively. The remainder of the Company’s revenues in these segments for such periods was derived primarily from cost-reimbursement contracts (under which the Company is reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (under which the Company is reimbursed for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

Historically, a significant portion of the Company’s revenues in its commercial networks and government systems segments has been derived from customer contracts that include the development of products. The development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for the Company’s funded development from its customer contracts were approximately 24% and 23% of its total revenues for the three and nine months ended December 31, 2021, respectively, and approximately 20% and 23% of its total revenues for the three and nine months ended December 31, 2020, respectively.

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

The following table presents contract assets and liabilities as of December 31, 2021 and March 31, 2021:

	As of December 31, 2021	As of March 31, 2021
	(In thousands)
Unbilled accounts receivable	$102,110	$70,785
Collections in excess of revenues and deferred revenues	180,854	216,594
Deferred revenues, long-term portion	89,083	84,654

Unbilled accounts receivable increased $31.3 million during the nine months ended December 31, 2021, primarily driven by revenue recognized in the Company’s commercial networks segment in excess of billings. The acquisition of RigNet contributed $17.5 million of unbilled accounts receivable.

Collections in excess of revenues and deferred revenues decreased $35.7 million during the nine months ended December 31, 2021, primarily driven by revenue recognized in excess of advances on goods or services received in the Company’s commercial networks segment.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

During the three and nine months ended December 31, 2021, the Company recognized revenue of $47.7 million and $169.7 million, respectively, that was previously included in the Company’s collections in excess of revenues and deferred revenues at March 31, 2021. During the three and nine months ended December 31, 2020, the Company recognized revenue of $7.6 million and $82.2 million, respectively, that was previously included in the Company’s collections in excess of revenues and deferred revenues at March 31, 2020.

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

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (ASC 835-20). With respect to the construction of satellites, gateway and networking equipment and other assets under construction, the Company capitalized $25.8 million and $74.2 million of interest expense for the three and nine months ended December 31, 2021, respectively, and $21.8 million and $57.7 million for the three and nine months ended December 31, 2020, respectively.

The Company owns three satellites in service over North America (ViaSat-2, ViaSat-1 and WildBlue-1) and, after acquiring the remaining interest in EBI during the first quarter of fiscal year 2022, the Company also owns the KA-SAT satellite over Europe, Middle East, and Africa (EMEA). In addition, the Company has lifetime leases of Ka-band capacity on two satellites. The Company also has a global constellation of three third-generation ViaSat-3 class satellites under construction. In addition, the Company owns related earth stations and networking equipment for all of its satellites. The Company procures indoor and outdoor CPE units leased to subscribers under a retail leasing program as part of the Company’s satellite services segment, which are reflected in investing activities and property, equipment and satellites, net in the accompanying condensed consolidated financial statements. The Company depreciates the satellites, earth stations and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites, net, as of December 31, 2021 were $397.4 million and $203.8 million, respectively. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites, net, as of March 31, 2021 were $409.9 million and $193.7 million, respectively.

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

The Company’s operating leases consist primarily of leases for office space, data centers and satellite ground facilities and have remaining terms from less than one year to 11 years, some of which include renewal options, and some of which include options to terminate the leases within one year. Certain earth station leases have renewal terms that have been deemed to be reasonably certain to be exercised and as such have been recognized as part of the Company’s right-of-use assets and lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company recognized right-of-use assets and lease liabilities for such leases in connection with its adoption of ASC 842 as of April 1, 2019. The Company reports operating lease right-of-use assets in operating lease right-of-use assets and the current and non-current portions of its operating lease liabilities in accrued and other liabilities and non-current operating lease liabilities, respectively.

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

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs of $3.5 million related to patents were included in other assets as of both December 31, 2021 and March 31, 2021. The Company capitalized costs of $64.1 million and $53.8 million related to acquiring and obtaining orbital slots and other licenses included in other assets as of December 31, 2021 and March 31, 2021, respectively. Accumulated amortization related to these assets was $5.0 million and $4.4 million as of December 31, 2021 and March 31, 2021, respectively. Amortization expense related to these assets was an insignificant amount for the three and nine months ended December 31, 2021 and 2020. If a patent, orbital slot or other license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During the three and nine months ended December 31, 2021 and 2020, the Company did not write off any significant costs due to abandonment or impairment.

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense using the effective interest rate method, or, when the results are not materially different, on a straight-line basis over the expected term of the related debt. During the nine months ended December 31, 2021 and 2020, no debt issuance costs and $5.1 million of debt issuance costs were capitalized, respectively. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in loss on extinguishment of debt in the condensed consolidated statements of operations and comprehensive income (loss). Debt issuance costs related to the Company’s revolving credit facility (the Revolving Credit Facility) are recorded in prepaid expenses and other current assets and in other long-term assets in the condensed consolidated balance sheets in accordance with the authoritative guidance for imputation of interest (ASC 835-30). Debt issuance costs related to the Company’s 5.625% Senior Notes due 2025 (the 2025 Notes), the Company’s 5.625% Senior Secured Notes due 2027 (the 2027 Notes), the Company’s 6.500% Senior Notes due 2028 (the 2028 Notes and, together with the 2025 Notes and the 2027 Notes, the Notes) and the Ex-Im Credit Facility are recorded as a direct deduction from the carrying amount of the related debt, consistent with debt discounts, in accordance with the authoritative guidance for imputation of interest (ASC 835-30).

Software development

Costs of developing software for sale are charged to independent research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. Capitalized costs, net, of $223.1 million and $237.1 million related to software developed for resale were included in other assets as of December 31, 2021 and March 31, 2021, respectively. The Company capitalized $8.7 million and $29.6 million of costs related to software developed for resale for the three and nine months ended December 31, 2021, respectively. The Company capitalized $13.0 million and $41.5 million of costs related to software developed for resale for the three and nine months ended December 31, 2020, respectively. Amortization expense for capitalized software development costs was $14.5 million and $43.6 million for the three and nine months ended December 31, 2021, respectively, and $17.1 million and $45.1 million for the three and nine months ended December 31, 2020, respectively.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Self-insurance liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company has recorded self-insurance liability for its plans of $6.9 million in accrued and other liabilities in the condensed consolidated balance sheets as of both December 31, 2021 and March 31, 2021. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued and other liabilities in accordance with the estimated timing of the projected payments.

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At December 31, 2021 and March 31, 2021, no such amounts were accrued related to the aforementioned provisions.

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

Common stock held in treasury

As of December 31, 2021 and March 31, 2021, the Company had no shares of common stock held in treasury.

During the three months ended December 31, 2021 and 2020, the Company issued 1,091,363 and 963,565 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. During the nine months ended December 31, 2021 and 2020, the Company issued 1,220,370 and 1,028,535 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, during the three months ended December 31, 2021 and 2020, the Company

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

repurchased 393,891 and 348,629 shares of common stock, respectively, at cost and with a total value of $20.4 million and $12.3 million, respectively. During the nine months ended December 31, 2021 and 2020, the Company repurchased 427,229 and 365,544 shares of common stock, respectively, at cost and with a total value of $22.2 million and $13.0 million, respectively. Although shares withheld for employee withholding taxes are technically not issued, they are treated as common stock repurchases for accounting purposes (with such shares deemed to be repurchased and then immediately retired), as they reduce the number of shares that otherwise would have been issued upon vesting of the restricted stock units. These retired shares remain as authorized stock and are considered to be unissued. The retirement of treasury stock had no impact on the Company’s total consolidated stockholders’ equity.

Stock-based compensation

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award. Expense for restricted stock units and stock options is recognized on a straight-line basis over the employee’s requisite service period. Expense for total shareholder return (TSR) performance stock options that vest is recognized regardless of the actual TSR outcome achieved and is recognized on a graded-vesting basis. The Company accounts for forfeitures as they occur. The Company recognized $21.4 million and $64.7 million of stock-based compensation expense for the three and nine months ended December 31, 2021, respectively. The Company recognized $21.7 million and $65.0 million of stock-based compensation expense for the three and nine months ended December 31, 2020, respectively. The Company recognizes excess tax benefits or deficiencies on vesting or settlement of awards as discrete items within income tax benefit or provision within net income (loss) and the related cash flows are classified within operating activities.

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

Ordinarily, the Company calculates its provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period. However, when a reliable estimate cannot be made, the Company computes its provision for income taxes using the actual effective tax rate (discrete method) for the year-to-date period. The Company’s effective tax rate is highly influenced by the amount of its research and development (R&D) tax credits. A small change in estimated annual pretax income (loss) can produce a significant variance in the annual effective tax rate given the Company’s expected amount of R&D tax credits. This variability provides an unreliable estimate of the annual effective tax rate. As a result, and in accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company has computed its provision for income taxes for the three and nine months ended December 31, 2021 and 2020 by applying the actual effective tax rate to the pretax income (loss) for the three-month and nine-month periods.

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

Recent authoritative guidance

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various areas related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted the new guidance in the first quarter of fiscal year 2022 on a prospective basis and as a result upon purchase of the remaining 51% interest in EBI from Eutelsat (see Note 12 — Acquisitions for more information), and assertion to permanently

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

reinvest future earnings, the deferred tax liability recorded for EBI’s outside basis difference of $8.1 million was reversed and recorded in the first quarter of fiscal year 2022 as an income tax benefit in the condensed consolidated statements of operations and comprehensive income (loss).

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (ASC 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with ASC 606 as if the acquirer had originated the contracts. The new standard will become effective for the Company beginning in fiscal year 2024, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (ASC 832): Disclosures by Business Entities about Government Assistance. ASU 2021-10 requires annual disclosures when an entity accounts for a transaction with a government by applying a grant or contribution accounting model by analogy to other accounting guidance. The new standard will become effective for the Company beginning in fiscal year 2023, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2 — Composition of Certain Balance Sheet Captions

	As of December 31, 2021	As of March 31, 2021
	(In thousands)
Accounts receivable, net:
Billed	$268,013	$172,559
Unbilled	102,110	70,785
Allowance for doubtful accounts	(7,110)	(4,692)
	$363,013	$238,652
Inventories:
Raw materials	$103,845	$98,338
Work in process	76,184	71,875
Finished goods	173,964	166,459
	$353,993	$336,672
Prepaid expenses and other current assets:
Prepaid expenses	$102,826	$94,405
Other	42,007	25,555
	$144,833	$119,960
Property, equipment and satellites, net:
Equipment and software (estimated useful life of 3-7 years)	$1,671,024	$1,505,697
CPE leased equipment (estimated useful life of 4-5 years)	397,416	409,942
Furniture and fixtures (estimated useful life of 7 years)	60,076	57,433
Leasehold improvements (estimated useful life of 2-17 years)	155,603	149,324
Buildings (estimated useful life of 12-38 years)	12,405	8,923
Land	3,978	2,291
Construction in progress	335,174	219,482
Satellites (estimated useful life of 7-17 years)	1,060,656	969,952
Satellite Ka-band capacity obtained under finance leases (estimated useful life of 7-11 years)	173,480	173,467
Satellites under construction	1,708,565	1,338,408
	5,578,377	4,834,919
Less: accumulated depreciation and amortization	(1,975,196)	(1,784,436)
	$3,603,181	$3,050,483
Other acquired intangible assets, net:
Technology (weighted average useful life of 7 years)	$150,559	$78,185
Contracts and customer relationships (weighted average useful life of 10 years)	167,294	55,161
Satellite co-location rights (weighted average useful life of 9 years)	8,600	8,600
Trade name (weighted average useful life of 7 years)	32,042	5,940
Other (weighted average useful life of 11 years)	22,388	3,663
	380,883	151,549
Less: accumulated amortization	(143,033)	(141,981)
	$237,850	$9,568
Other assets:
Investment in unconsolidated affiliate	$—	$176,938
Deferred income taxes	289,181	273,288
Capitalized software costs, net	223,142	237,100
Patents, orbital slots and other licenses, net	62,553	52,889
Other	107,610	95,212
	$682,486	$835,427
Accrued and other liabilities:
Collections in excess of revenues and deferred revenues	$180,854	$216,594
Accrued employee compensation	83,017	87,153
Accrued vacation	49,134	59,509
Warranty reserve, current portion	5,009	6,693
Operating lease liabilities	50,049	48,896
Other	137,639	113,986
	$505,702	$532,831
Other liabilities:
Deferred revenues, long-term portion	$89,083	$84,654
Warranty reserve, long-term portion	5,699	5,193
Satellite performance incentive obligations, long-term portion	19,568	22,191
Deferred income taxes	15,160	—
Other	27,594	25,312
	$157,104	$137,350

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

The Company had $5.0 million in cash equivalents (Level 1) and no liabilities measured at fair value on a recurring basis as of both December 31, 2021 and March 31, 2021.

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Cash equivalents — The Company’s cash equivalents consist of money market funds. Money market funds are valued using quoted prices for identical assets in an active market with sufficient volume and frequency of transactions (Level 1).

Contingencies — In connection with the acquisition of the remaining 51% interest in EBI on April 30, 2021 (see Note 12 — Acquisitions for more information), part of the purchase price consideration will not be determined until two years after the closing date, when the Company may pay or receive up to €20.0 million, or approximately $22.6 million, in cash. The consideration to be paid in the future is contingent based on certain outcomes as defined in the acquisition agreement. Each reporting period, the Company estimates the fair value of the contingent consideration based on unobservable inputs and probability weightings using standard valuation techniques (Level 3). The fair value amount is currently recorded in other assets on the condensed consolidated balance sheets and any change to fair value is recorded in the Company’s condensed consolidated statements of operations each reporting period. As of and for the three-month and nine-month periods ended December 31, 2021, the Company’s fair value estimate, and change in fair value of the contingent consideration since the acquisition date, were immaterial.

Long-term debt — The Company’s long-term debt consists of borrowings under its Revolving Credit Facility and Ex-Im Credit Facility (collectively, the Credit Facilities), $700.0 million in aggregate principal amount of 2025 Notes, $600.0 million in aggregate principal amount of 2027 Notes, $400.0 million in aggregate principal amount of 2028 Notes and finance lease obligations reported at the present value of future minimum lease payments with current accrued interest. Long-term debt related to the Revolving Credit Facility is reported at the outstanding principal amount of borrowings, while long-term debt related to the Ex-Im Credit Facility, the 2025 Notes, the 2027 Notes and the 2028 Notes is reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s long-term debt related to the Revolving Credit Facility approximates its carrying amount due to its variable interest rate, which approximates a market interest rate. As of December 31, 2021 and March 31, 2021, the fair value of the Company’s long-term debt related to the Ex-Im Credit Facility was determined based on a discounted cash flow analysis using observable market interest rates for instruments with similar terms (Level 2) and was approximately $78.9 million and $100.1 million, respectively. As of December 31, 2021 and March 31, 2021, the estimated fair value of the Company’s outstanding long-term debt related to each series of Notes was determined based on actual or estimated bids and offers for such series of Notes in an over-the-counter market (Level 2) and was $703.5 million and $709.6 million, respectively, for the 2025 Notes, $616.2 million and $629.2 million, respectively, for the 2027 Notes, and $402.5 million and $420.5 million, respectively, for the 2028 Notes.

Satellite performance incentive obligations — The Company’s contracts with the manufacturers of the ViaSat-1 and ViaSat-2 satellites require the Company to make monthly in-orbit satellite performance incentive payments, including interest, through fiscal year 2027 and fiscal year 2028, respectively, subject to the continued satisfactory performance of the applicable satellites. The Company records the net present value of these expected future payments as a liability and

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

as a component of the cost of the satellites. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentive obligations on a recurring basis. The fair value of the Company’s outstanding satellite performance incentive obligations is estimated to approximate their carrying value based on current rates (Level 2). As of December 31, 2021 and March 31, 2021, the Company’s estimated satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites, including accrued interest, were $24.8 million and $27.1 million, respectively.

Note 4 — Shares Used In Computing Diluted Net Income (Loss) Per Share

	Three Months Ended		Nine Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	(In thousands)
Weighted average:
Common shares outstanding used in calculating basic net (loss) income per share attributable to Viasat, Inc. common stockholders	73,917	67,995	73,004	65,704
Options to purchase common stock as determined by application of the treasury stock method	—	—	8	—
TSR performance stock options to purchase common stock as determined by application of the treasury stock method	—	—	34	—
Restricted stock units to acquire common stock as determined by application of the treasury stock method	—	108	869	—
Potentially issuable shares in connection with certain terms of the Viasat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan	—	565	433	—
Shares used in computing diluted net (loss) income per share attributable to Viasat, Inc. common stockholders	73,917	68,668	74,348	65,704

Antidilutive shares excluded from the calculation for the three months ended December 31, 2020 consisted of 1,082,081 shares related to stock options (other than TSR performance stock options), no shares related to TSR performance stock options and 2,928,601 shares related to restricted stock units. Antidilutive shares excluded from the calculation for the nine months ended December 31, 2021 consisted of 918,054 shares related to stock options (other than TSR performance stock options), no shares related to TSR performance stock options and 1,084,275 shares related to restricted stock units.

The weighted average number of shares used to calculate basic and diluted net loss per share attributable to Viasat, Inc. common stockholders is the same for the three months ended December 31, 2021 and for the nine months ended December 31, 2020, as the Company incurred a net loss attributable to Viasat, Inc. common stockholders for such periods and inclusion of potentially dilutive weighted average shares of common stock would be antidilutive. Potentially dilutive weighted average shares excluded from the calculation for the three months ended December 31, 2021 consisted of 820,948 shares related to stock options (other than TSR performance stock options), 83,961 shares related to TSR performance stock options, 1,842,847 shares related to restricted stock units and 463,354 shares related to certain terms of the Viasat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan. Potentially dilutive weighted average shares excluded from the calculation for the nine months ended December 31, 2020 consisted of 1,176,106 shares related to stock options (other than TSR performance stock options), no shares related to TSR performance stock options, 2,514,857 shares related to restricted stock units and 496,869 shares related to certain terms of the Viasat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 5 — Goodwill and Acquired Intangible Assets

During the nine months ended December 31, 2021, the increase in the Company’s goodwill primarily related to the acquisitions of the remaining 51% interest in EBI and of RigNet on April 30, 2021 (see Note 12 – Acquisitions for more information) and a foreign currency translation effect recorded within all three of the Company’s segments. During the nine months ended December 31, 2020, the increase in the Company’s goodwill related to the effects of foreign currency translation recorded within all three of the Company’s segments.

Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of two to 20 years (which approximates the economic pattern of benefit). Amortization expense related to other acquired intangible assets was $7.5 million and $1.3 million for the three months ended December 31, 2021 and 2020, respectively, and $20.9 million and $4.2 million for the nine months ended December 31, 2021 and 2020, respectively.

The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of international businesses acquired. The current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the nine months ended December 31, 2021	$20,859

Expected for the remainder of fiscal year 2022	$7,532
Expected for fiscal year 2023	30,128
Expected for fiscal year 2024	28,678
Expected for fiscal year 2025	26,540
Expected for fiscal year 2026	26,388
Thereafter	118,584
$237,850

In the first quarter of fiscal year 2022, the gross amount and accumulated amortization for acquired identifiable intangible assets were reduced by the retirement of fully amortized assets that were no longer in use.

Note 6 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of December 31, 2021 and March 31, 2021:

	As of December 31, 2021	As of March 31, 2021
	(In thousands)
2028 Notes	$400,000	$400,000
2027 Notes	600,000	600,000
2025 Notes	700,000	700,000
Revolving Credit Facility	370,000	—
Ex-Im Credit Facility	78,609	98,261
Finance lease obligations (see Note 1)	48,227	56,336
Total debt	2,196,836	1,854,597
Unamortized discount and debt issuance costs	(17,854)	(21,441)
Less: current portion of long-term debt	29,590	30,472
Total long-term debt	$2,149,392	$1,802,684

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Revolving Credit Facility

As of December 31, 2021, the Revolving Credit Facility provided a $700.0 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of January 18, 2024. At December 31, 2021, the Company had $370.0 million in principal amount of outstanding borrowings under the Revolving Credit Facility and $58.9 million outstanding under standby letters of credit, leaving borrowing availability under the Revolving Credit Facility as of December 31, 2021 of $271.1 million.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. As of December 31, 2021, the weighted average effective interest rate on the Company’s outstanding borrowings under the Revolving Credit Facility was 1.86%. The Company has capitalized certain amounts of interest expense on the Revolving Credit Facility in connection with the construction of various assets during the construction period. The Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Revolving Credit Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of December 31, 2021, none of the Company’s subsidiaries guaranteed the Revolving Credit Facility.

The Revolving Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Revolving Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Revolving Credit Facility as of December 31, 2021.

On November 23, 2021, the Company amended the Revolving Credit Facility to, among other matters, permit the consummation of the Inmarsat Transaction and provide additional covenant flexibility following the completion of the Inmarsat Transaction. These amendments will become effective at and are conditional upon the closing of the Inmarsat Transaction.

Ex-Im Credit Facility

The Ex-Im Credit Facility originally provided a $362.4 million senior secured direct loan facility, which was fully drawn. Of the $362.4 million in principal amount of borrowings made under the Ex-Im Credit Facility, $321.2 million was used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remaining $41.2 million used to finance the total exposure fees incurred under the Ex-Im Credit Facility (which included all previously accrued completion exposure fees). As of December 31, 2021, the Company had $78.6 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility.

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

The Ex-Im Credit Facility contains financial covenants regarding Viasat’s maximum total leverage ratio and minimum interest coverage ratio. In addition, the Ex-Im Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Ex-Im Credit Facility as of December 31, 2021.

Borrowings under the Ex-Im Credit Facility are recorded as current portion of long-term debt and as other long-term debt, net of unamortized discount and debt issuance costs, in the Company’s condensed consolidated financial statements. The discount of $42.3 million (consisting of the initial $6.0 million pre-exposure fee, $35.3 million of

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

The 2028 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of December 31, 2021, none of the Company’s subsidiaries guaranteed the 2028 Notes. The 2028 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2028 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2028 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

costs associated with the issuance of the 2027 Notes are amortized to interest expense on a straight-line basis over the term of the 2027 Notes, the results of which are not materially different from the effective interest rate basis.

The 2027 Notes are required to be guaranteed on a senior secured basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of December 31, 2021, none of the Company’s subsidiaries guaranteed the 2027 Notes. The 2027 Notes are secured, equally and ratably with the Revolving Credit Facility and any future parity lien debt, by liens on substantially all of the Company’s assets.

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

The 2025 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of December 31, 2021, none of the Company’s subsidiaries guaranteed the 2025 Notes. The 2025 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2025

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2025 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

The 2025 Notes may be redeemed, in whole or in part, at any time prior to September 15, 2022 at a redemption price of 101.406%, and at any time thereafter at a redemption price of 100%, in each case plus accrued and unpaid interest, if any, thereon to the redemption date.

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

Note 7 — Product Warranty

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within 12 months are classified as accrued liabilities and amounts expected to be incurred beyond 12 months are classified as other liabilities in the condensed consolidated financial statements. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, the Company bases its estimates on its experience with the technology involved and the types of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and, in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual during the nine months ended December 31, 2021 and 2020:

	Nine Months Ended
	December 31, 2021	December 31, 2020
	(In thousands)
Balance, beginning of period	$11,886	$11,643
Change in liability for warranties issued in period	4,064	4,120
Settlements made (in cash or in kind) during the period	(5,242)	(3,882)
Balance, end of period	$10,708	$11,881

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

The Company has contracts with various U.S. Government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. Government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. Government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. Government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal years 2020 or 2021. As of December 31, 2021, the DCAA had completed its incurred cost audit for fiscal years 2004, 2016 and 2019 and approved the Company’s incurred costs for those fiscal years, as well as approved the Company’s incurred costs for fiscal years 2005 through 2015, 2017 and 2018 without further audit based on the determination of low risk. Although the Company has recorded contract revenues subsequent to fiscal year 2019 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of December 31, 2021 and March 31, 2021, the Company had $12.1 million and $10.3 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. Government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on the status of the related contracts.

Note 9 — Income Taxes

Ordinarily, the Company calculates its provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period. However, when a reliable estimate cannot be made, the Company computes its provision for income taxes using the actual effective tax rate (discrete method) for the year-to-date period. The Company’s effective tax rate is highly influenced by the amount of its R&D tax credits. A small change in estimated annual pretax income (loss) can produce a significant variance in the annual effective tax rate given the Company’s expected amount of R&D tax credits. This variability provides an unreliable estimate of the annual effective tax rate. As a result, and in accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company has computed its provision for income taxes for the three and nine months ended December 31, 2021 and 2020 by applying the actual effective tax rate to the income (loss) for the three-month and nine-month periods.

For the three and nine months ended December 31, 2021, the Company recorded an income tax provision of $3.5 million and an income tax benefit of $3.5 million, respectively, resulting in effective tax rates of negative 701% and negative 22%, respectively. The effective tax rates for such periods differed from the U.S. statutory rate primarily due to the benefit of federal and state R&D tax credits, partially offset by the expense for tax deficiencies upon settlement of stock-based compensation during the periods and, in the nine months ended December 31, 2021, a reversal of a deferred tax liability recorded for EBI’s outside basis difference upon the assertion made during the first quarter of fiscal year 2022 to indefinitely reinvest future earnings.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

For the three and nine months ended December 31, 2021, the Company’s gross unrecognized tax benefits increased by $6.7 million and $13.1 million, respectively, including interest and penalties of an insignificant amount, which were included as a component of the provision for income taxes. In the next 12 months it is reasonably possible that the amount of unrecognized tax benefits will not change significantly.

Note 10 — Equity Method Investments and Related-Party Transactions

Euro Broadband Infrastructure Sàrl

In March 2017, the Company acquired a 49% interest in EBI for $139.5 million as part of the consummation of the Company’s strategic partnering arrangement with Eutelsat. On April 30, 2021, EBI became a consolidated subsidiary when the Company purchased the remaining 51% interest in EBI from Eutelsat (see Note 12 — Acquisitions — EBI for more information).

Prior to the purchase of the remaining 51% interest on April 30, 2021, the Company’s investment in EBI was accounted for under the equity method and the total investment including basis difference allocated to tangible assets, identifiable intangible assets, deferred income taxes and goodwill, was classified as a single line item, as an investment in unconsolidated affiliate, in the Company’s condensed consolidated balance sheets. Because the underlying net assets in EBI and the related excess carrying value of investment over the proportionate share of net assets was denominated in Euros, foreign currency translation gains or losses impacted the recorded value of the Company’s investment. Prior to the purchase, the Company’s investment in EBI was presented at cost of investment plus its accumulated proportional share of income or loss, including amortization of the difference in the historical basis of the Company’s contribution, less any distributions it has received.

The difference between the Company’s carrying value of its investment in EBI and its proportionate share of the net assets of EBI as of March 31, 2021 is summarized as follows:

As of March 31, 2021

Carrying value of investment in EBI	$176,938
Less: proportionate share of net assets of Euro Infrastructure Co.	159,394
Excess carrying value of investment over proportionate share of net assets	$17,544
The excess carrying value has been primarily assigned to:
Goodwill	$23,978
Identifiable intangible assets	8,332
Tangible assets	(15,781)
Deferred income taxes	1,015
$17,544

As of March 31, 2021, the identifiable intangible assets had useful lives of up to 11 years and a weighted average useful life of approximately ten years, and tangible assets had useful lives of up to 11 years and a weighted average useful life of approximately 11 years. Goodwill is not deductible for tax purposes.

The Company’s share of earnings on its investment in EBI was none and an insignificant amount for the three and nine months ended December 31, 2021, respectively, and an insignificant amount for both the three and nine months ended December 31, 2020, consisting of the Company’s share of equity in EBI’s income (loss), including amortization of the difference in the historical basis of the Company’s contribution. Prior to the purchase of the remaining 51% interest on April 30, 2021, the Company recorded its proportionate share of the results of EBI, and any related basis difference amortization expense, within equity in income of unconsolidated affiliate, net, one quarter in arrears. Subsequent to April

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

30, 2021, the results of EBI have been included within the consolidated results of the Company and will no longer be recorded in arrears with no material impact.

Since acquiring its initial interest in EBI through the purchase date, the Company recorded $10.4 million in retained earnings of undistributed cumulative earnings in equity interests, net of tax, as of April 30, 2021.

Related-party transactions

Transactions with the equity method investee are considered related-party transactions. In the first quarter of fiscal year 2022, the Company acquired the remaining 51% interest in its former equity method investee, EBI. Refer to Note 12 — Acquisitions — EBI for further information. The following tables set forth the material related-party transactions entered into between EBI and its subsidiaries, on the one hand, and the Company and its subsidiaries, on the other hand, in the ordinary course of business for the time periods presented:

	Three Months Ended	Nine Months Ended
	December 31, 2020	December 31, 2020
	(In thousands)
Revenue – EBI	$8,319	$9,743
Expense – EBI	4,163	12,331
Cash received – EBI	1,773	9,995
Cash paid – EBI	7,867	20,947

As of March 31, 2021

Collections in excess of revenues and deferred revenues – EBI	$6,013

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Segment revenues and operating profits (losses) for the three and nine months ended December 31, 2021 and 2020 were as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	(In thousands)
Revenues:
Satellite services
Product	$—	$—	$—	$—
Service	309,711	220,789	883,938	638,660
Total	309,711	220,789	883,938	638,660
Commercial networks
Product	123,059	75,690	343,525	197,560
Service	16,618	14,409	49,554	38,561
Total	139,677	90,099	393,079	236,121
Government systems
Product	193,084	190,824	574,548	575,568
Service	77,245	73,847	234,366	209,976
Total	270,329	264,671	808,914	785,544
Elimination of intersegment revenues	—	—	—	—
Total revenues	$719,717	$575,559	$2,085,931	$1,660,325

Operating profits (losses):
Satellite services	$14,152	$11,457	$43,711	$21,083
Commercial networks	(44,572)	(39,028)	(127,601)	(135,785)
Government systems	42,478	50,644	133,866	148,002
Elimination of intersegment operating profits	—	—	—	—
Segment operating profit before corporate and amortization of acquired intangible assets	12,058	23,073	49,976	33,300
Corporate	—	—	—	—
Amortization of acquired intangible assets	(7,531)	(1,313)	(20,859)	(4,171)
Income from operations	$4,527	$21,760	$29,117	$29,129

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. The Company’s property and equipment, including its satellites, earth stations and other networking equipment, are assigned to corporate assets as they are available for use by the various segments throughout their estimated useful lives. Segment assets as of December 31, 2021 and March 31, 2021 were as follows:

	As of December 31, 2021	As of March 31, 2021
	(In thousands)
Segment assets:
Satellite services	$437,337	$64,048
Commercial networks	228,416	168,334
Government systems	477,909	470,389
Total segment assets	1,143,662	702,771
Corporate assets	4,943,132	4,646,696
Total assets	$6,086,794	$5,349,467

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Other acquired intangible assets, net and goodwill included in segment assets as of December 31, 2021 and March 31, 2021 were as follows:

	Other Acquired Intangible Assets, Net		Goodwill
	As of December 31, 2021	As of March 31, 2021	As of December 31, 2021	As of March 31, 2021
	(In thousands)
Satellite services	$235,240	$5,738	$82,567	$13,814
Commercial networks	—	—	44,083	44,044
Government systems	2,610	3,830	64,257	64,442
Total	$237,850	$9,568	$190,907	$122,300

Amortization of acquired intangible assets by segment for the three and nine months ended December 31, 2021 and 2020 was as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	(In thousands)
Satellite services	$7,231	$557	$19,650	$1,612
Commercial networks	—	—	—	257
Government systems	300	756	1,209	2,302
Total amortization of acquired intangible assets	$7,531	$1,313	$20,859	$4,171

Revenues by geographic area for the three and nine months ended December 31, 2021 and 2020 were as follows:

	Three Months Ended	Nine Months Ended
	December 31, 2021	December 31, 2021
	(In thousands)
U.S. customers	$616,682	$1,782,459
Non-U.S. customers (each country individually insignificant)	103,035	303,472
Total revenues	$719,717	$2,085,931

	Three Months Ended	Nine Months Ended
	December 31, 2020	December 31, 2020
	(In thousands)
U.S. customers	$512,439	$1,523,969
Non-U.S. customers (each country individually insignificant)	63,120	136,356
Total revenues	$575,559	$1,660,325

The Company distinguishes revenues from external customers by geographic area based on customer location.

Note 12 — Acquisitions

Inmarsat Transaction

On November 8, 2021, the Company entered into a Share Purchase Agreement with the Sellers to combine Viasat with Inmarsat. Pursuant to the Share Purchase Agreement, the Company will purchase all of the issued and outstanding shares of Inmarsat from the Sellers upon the terms and subject to the conditions set forth therein. The total consideration payable by the Company under the Share Purchase Agreement consists of $850.0 million in cash, subject to adjustments, and approximately 46.36 million unregistered shares of the Company’s common stock.

The closing of the Inmarsat Transaction is subject to customary closing conditions, including receipt of regulatory approvals and clearances, and approval by the stockholders of the Company of the issuance of shares in the transaction and an amendment to the Company’s certificate of incorporation to increase the number of shares of common stock authorized for issuance. The Share Purchase Agreement contains certain termination rights for both the Company and certain of the Sellers and further provides that, upon termination of the Share Purchase Agreement under certain

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

circumstances, the Company may be obligated to pay a termination fee of up to $200.0 million or to reimburse certain out-of-pocket expenses of certain Sellers up to $40.0 million.

The Company has obtained financing commitments for $2.3 billion of new debt facilities in connection with the Inmarsat Transaction (which may be secured and/or unsecured), a portion of which is to be raised between the signing and closing of the Inmarsat Transaction to fund the Company’s standalone growth expenditures. The Company also plans to assume $2.1 billion in principal amount of Inmarsat senior secured bonds and the outstanding indebtedness under Inmarsat’s $2.4 billion senior secured credit facilities. The Company had also obtained commitments of $3.2 billion to backstop certain amendments required under the Credit Facilities and Inmarsat’s $2.4 billion senior secured credit facilities, which amendments have been obtained under the Revolving Credit Facility and Inmarsat’s $2.4 billion senior secured credit facilities.

Euro Broadband Infrastructure Sàrl

On April 30, 2021, the Company acquired the remaining 51% interest in EBI, a broadband services provider, from Eutelsat. By completing the acquisition, the Company gained 100% ownership and control of EBI and the KA-SAT satellite over EMEA and related ground infrastructure, which is expected to facilitate the diversification of the Company’s business portfolio in Europe, while establishing operations, distribution and sales of satellite-based broadband services, ahead of the anticipated ViaSat-3 (EMEA) satellite launch. The benefits and additional opportunities of the acquisition were among the factors that contributed to a purchase price resulting in the recognition of preliminary estimated goodwill, which was recorded within the Company’s satellite services segment. The goodwill recognized is not deductible for U.S. and foreign income tax purposes.

Prior to the acquisition date, the Company owned a 49% interest in EBI and accounted for the investment using the equity method of accounting (see Note 10 – Equity Method Investments and Related-Party Transactions for more information). The acquisition of the remaining equity interest in EBI was accounted for as a step acquisition in accordance with the authoritative guidance for business combinations (ASC 805). Accordingly, the Company allocated the purchase price of the acquired company to the net tangible assets and intangible assets acquired based upon their preliminary estimated fair values. The Company remeasured the previously held equity method investment to its fair value based upon a valuation of the acquired business, as of the date of acquisition. The Company considered multiple factors in determining the fair value of the previously held equity method investment, including, (i) the price negotiated with the selling shareholder for the remaining 51% interest in EBI and (ii) an income valuation model (discounted cash flow). As a result of the equity method investment remeasurement, recognition of previously unrecognized foreign currency gain and settlement of insignificant preexisting relationships, the Company recognized an insignificant total net gain included in other income, net, in the condensed consolidated statements of operations and comprehensive income (loss) in the first quarter of fiscal year 2022.

The purchase price of $327.4 million was primarily comprised of $167.0 million of cash, net of what is currently estimated to be an immaterial amount of estimated purchase price consideration to be settled among the parties over the next 24 months (up to plus or minus €20.0 million, or approximately $22.6 million, see Note 3 — Fair Value Measurements for more information) from the closing date (which after consideration of approximately $121.7 million of EBI’s cash on hand, resulted in a net cash outlay of approximately $51.0 million) and the fair value of previously held equity method investment of approximately $160.4 million.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The purchase price allocation is preliminary primarily due to the finalization of the Company’s valuation analysis and review of various tax attributes. The preliminary purchase price allocation of the acquired assets and assumed liabilities based on the estimated fair values as of April 30, 2021, slightly adjusted since the close of the acquisition, primarily between goodwill, identifiable intangible assets and property, equipment and satellites, is as follows:

(In thousands)
Current assets	$154,479
Property, equipment and satellites	108,696
Identifiable intangible assets	26,574
Goodwill	42,488
Other assets	1,028
Total assets acquired	$333,265
Total liabilities assumed	$(5,914)
Total consideration transferred	$327,351

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

At the closing of the acquisition, EBI became a wholly owned subsidiary of the Company and EBI’s operations have been included in the Company’s condensed consolidated financial statements in the Company’s satellite services segment commencing on the acquisition date.

As EBI’s results of operations are not material to the Company’s consolidated results of operations, pro forma results of operations for this acquisition have not been presented.

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

The consideration transferred of approximately $317.9 million was primarily comprised of $207.2 million of the fair value of approximately 4.0 million shares of the Company’s common stock issued at the closing date, $107.3 million related to the pay down of outstanding borrowings of RigNet’s revolving credit facility, a de minimis amount in cash consideration in respect of fractional shares to the former shareholders of RigNet and an insignificant amount of other consideration. In connection with the RigNet acquisition, the Company recorded merger-related transaction costs of an insignificant amount and approximately $7.2 million, respectively, for the three and nine months ended December 31, 2021, included in selling, general and administrative expenses.

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

In connection with the acquisition, the Company assumed a contingent liability associated with a RigNet predecessor subsidiary of approximately $13.8 million, which represented the maximum amount payable under the terms of the agreement. As of December 31, 2021, no amount remains payable as the maximum amount payable was paid during the first and second quarters of fiscal year 2022.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The condensed consolidated financial statements include the operating results of RigNet from the date of acquisition. Since the acquisition date, the Company recorded approximately $52.2 million and $131.4 million in revenue for the three and nine months ended December 31, 2021, respectively, and $7.0 million and $23.2 million of net losses for the three and nine months ended December 31, 2021, respectively, with respect to the RigNet business primarily in the Company’s satellite services segment (with a portion included in its commercial networks segment) in the condensed consolidated statements of operations.

Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations for the Company and RigNet on a pro forma basis, as though the companies had been combined as of the beginning of the prior fiscal year, April 1, 2020. The pro forma information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the related fiscal periods. The pro forma financial information for the three-month and nine-month periods ended December 31, 2021, and December 31, 2020 include the business combination accounting effects primarily related to the amortization and depreciation changes from acquired intangible and tangible assets, acquisition-related transaction costs and related tax effects.

	Three Months Ended		Nine Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	(In thousands)
Total revenues	$719,717	$622,606	$2,097,548	$1,809,485
Net (loss) income attributable to Viasat, Inc.	$(6,613)	$(4,308)	$9,222	$(47,628)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements that refer to the proposed Inmarsat Transaction (as defined below) and any statements regarding the expected timing, benefits, synergies, growth opportunities and other financial and operating benefits thereof, the closing of the Inmarsat Transaction and timing or satisfaction of regulatory and other closing conditions, or the anticipated operations, financial position, liquidity, performance, prospects or growth and scale opportunities of the combined company; the impact of the novel coronavirus (COVID-19) pandemic on our business; our expectations regarding an end to the pandemic and a lessening of its effects on our business, including expectations for increased airline passenger traffic and in-flight connectivity (IFC) growth; projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future economic conditions and performance; the anticipated benefits of our acquisitions of RigNet, Inc. (RigNet) and Euro Broadband Infrastructure Sàrl (EBI); the development, customer acceptance and anticipated performance of technologies, products or services; satellite construction and launch activities; the performance and anticipated benefits of our ViaSat-2 and ViaSat-3 class satellites and any future satellite we may construct or acquire; the expected completion, capacity, service, coverage, service speeds and other features of our satellites, and the timing, cost, economics and other benefits associated therewith; anticipated subscriber growth; plans, objectives and strategies for future operations; international growth opportunities; the number of additional aircraft under existing contracts with commercial airlines anticipated to be put into service with our IFC systems; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ materially include: risks and uncertainties related to the Inmarsat Transaction, including the failure to obtain, or delays in obtaining, required regulatory approvals or clearances; the risk that any such approval may result in the imposition of conditions that could adversely affect Viasat, the combined company or the expected benefits of the Inmarsat Transaction; the failure to satisfy any of the closing conditions to the Inmarsat Transaction on a timely basis or at all; any adverse impact on the business of Viasat or Inmarsat as a result of uncertainty surrounding the Inmarsat Transaction; the nature, cost and outcome of any legal proceedings related to the Inmarsat Transaction; the occurrence of any event, change or other circumstances that could give rise to the termination of the definitive agreement for the Inmarsat Transaction, including in circumstances requiring Viasat to pay a termination fee; the risk that Viasat’s stock price may decline significantly if the Inmarsat Transaction is not consummated; the failure to obtain the necessary debt financing arrangements set forth in the commitment letters received in connection with the Inmarsat Transaction; risks that the Inmarsat Transaction disrupts current plans and operations or diverts management’s attention from its ongoing business; the effect of the announcement of the Inmarsat Transaction on the ability of Viasat to retain and hire key personnel and maintain relationships with its customers, suppliers and others with whom it does business; the ability of Viasat to successfully integrate Inmarsat operations, technologies and employees; the ability to realize anticipated benefits and synergies of the Inmarsat Transaction, including the expectation of enhancements to Viasat’s products and services, greater revenue or growth opportunities, operating efficiencies and cost savings; the ability to ensure continued performance and market growth of the combined company’s business; our ability to realize the anticipated benefits of the ViaSat-2 and ViaSat-3 class satellites and any future satellite we may construct or acquire; unexpected expenses related to our satellite projects; our ability to successfully implement our business plan for our broadband services on our anticipated timeline or at all; capacity constraints in our business in the lead-up to the launch of services on our ViaSat-3 satellites; risks associated with the construction, launch and operation of satellites, including the effect of any anomaly, operational failure or degradation in satellite performance; the impact of the COVID-19 pandemic on our business, suppliers, consumers, customers, and employees or the overall economy; our ability to realize the anticipated benefits of our acquisitions or strategic partnering arrangements, including the RigNet and EBI acquisitions; our ability to successfully develop, introduce and sell new technologies, products and services; audits by the U.S. Government; changes in the global business environment and economic conditions; delays in approving U.S. Government budgets and cuts in government defense expenditures; our reliance on U.S. Government contracts, and on a small number of contracts which account for a significant percentage of our revenues; reduced demand for products and services as a result of continued constraints on capital spending by customers; changes in relationships with, or the financial condition of, key customers or suppliers; our reliance on a limited number of third parties to manufacture and supply our products; increased competition; introduction of new technologies and other factors affecting the communications and defense industries generally; the effect of adverse regulatory changes (including changes affecting spectrum availability or permitted uses) on our ability to sell or deploy our products and services; changes in the way others use spectrum; our inability to access additional spectrum, use spectrum for additional purposes, and/or operate satellites at additional orbital locations; competing uses of the same spectrum or orbital locations that we utilize or seek to utilize; the effect of recent changes to U.S. tax laws; our level of indebtedness and ability to comply with applicable debt covenants; our involvement in litigation, including intellectual property claims and litigation to protect our proprietary technology; our dependence on a limited number of key employees; and other factors identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, under the heading “Risk Factors” in Part II, Item 1A of this report, elsewhere in this report and our other filings with the Securities and Exchange Commission (the SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Company Overview

We are an innovator in communications technologies and services, focused on making connectivity accessible, available and secure for all. Our end-to-end platform of high-capacity Ka-band satellites, ground infrastructure and user terminals enables us to provide cost-effective, high-speed, high-quality broadband solutions to enterprises, consumers, military and government users around the globe, whether on the ground, in the air or at sea. In addition, our government business includes a market-leading portfolio of military tactical data link systems, satellite communication products and services, and cybersecurity and information assurance products and services. We believe that our diversification strategy—anchored in a broad portfolio of products and services—our vertical integration approach and our ability to effectively cross-deploy technologies between government and commercial applications and segments as well as across different geographic markets, provide us with a strong foundation to sustain and enhance our leadership in advanced communications and networking technologies. Viasat, Inc. was incorporated in California in 1986, and reincorporated as a Delaware corporation in 1996.

We conduct our business through three segments: satellite services, commercial networks and government systems.

Inmarsat Acquisition

On November 8, 2021, we entered into a Share Purchase Agreement to combine with Connect Topco Limited, a private company limited by shares and incorporated in Guernsey (Inmarsat), with the shareholders of Inmarsat and certain management and employees who hold options and shares of a subsidiary of Inmarsat whose options and shares will be exchanged for shares of Inmarsat prior to closing (collectively, the Sellers). Pursuant to the Share Purchase Agreement, we will purchase all of the issued and outstanding shares of Inmarsat from the Sellers upon the terms and subject to the conditions set forth therein (the Inmarsat Transaction). Our board of directors has unanimously approved the Share Purchase Agreement and the proposed Inmarsat Transaction.

The total consideration payable by us under the Share Purchase Agreement consists of $850.0 million in cash, subject to adjustments, and approximately 46.36 million unregistered shares of our common stock.

The closing of the Inmarsat Transaction is subject to customary closing conditions, including receipt of regulatory approvals and clearances, and approval by our stockholders of the issuance of shares in the Inmarsat Transaction and an amendment to our certificate of incorporation to increase the number of shares of common stock authorized for issuance. The Share Purchase Agreement contains certain termination rights for both us and certain of the Sellers and further provides that, upon termination of the Share Purchase Agreement under certain circumstances, we may be obligated to pay a termination fee of up to $200.0 million or to reimburse certain out-of-pocket expenses of certain Sellers up to $40.0 million.

We have obtained financing commitments for $2.3 billion of new debt facilities in connection with the Inmarsat Transaction (which may be secured and/or unsecured), a portion of which is to be raised between the signing and closing of the Inmarsat Transaction to fund our standalone growth expenditures. We also plan to assume $2.1 billion in principal amount of Inmarsat senior secured bonds and the outstanding indebtedness under Inmarsat’s $2.4 billion senior secured credit facilities. We had also obtained commitments of $3.2 billion to backstop certain amendments required under the Revolving Credit Facility and Ex-Im Credit Facility and Inmarsat’s $2.4 billion senior secured credit facilities, which amendments had been obtained under the Revolving Credit Facility and Inmarsat’s $2.4 billion senior secured credit facilities as of the date of this report.

For more detail about the Inmarsat Transaction, please see our Current Report on Form 8-K filed with the SEC on November 8, 2021.

Other Acquisitions

On April 30, 2021, we completed our acquisition of the remaining 51% interest in EBI, a satellite broadband internet service provider in Europe, Middle East and Africa (EMEA), from Eutelsat. The acquisition is expected to facilitate the diversification of our business portfolio in Europe, while establishing operations, distribution and sales of satellite-based broadband services, ahead of the anticipated ViaSat-3 (EMEA) satellite launch. We paid approximately $167.0 million in cash, net of what is currently estimated to be an immaterial amount of estimated purchase price consideration (resulting in a cash outlay of approximately $51.0 million, net of approximately $121.7 million of EBI’s cash on hand) and the fair value of previously held equity method investment of approximately $160.4 million. In connection with the acquisition, we remeasured the previously held equity method investment to its fair value as of the date of the acquisition, recognized previously unrecognized foreign currency gain and settlement of insignificant preexisting relationships, and as a result recorded an insignificant total net gain included in other income, net in the condensed consolidated statements of operations and comprehensive income (loss).

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

COVID-19

In March 2020, the global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government. The COVID-19 pandemic and attempts to contain it, such as mandatory closures, “shelter-in-place” orders and travel restrictions, have caused significant disruptions and adverse effects on U.S. and global economies, including impacts to supply chains, customer demand and financial markets. We have taken measures to protect the health and safety of our employees and to work with our customers, employees, suppliers, subcontractors, distributors, resellers and communities to address the disruptions from the pandemic. Although our financial results for the three and nine months ended December 31, 2021 were impacted by the pandemic, the impact was not material to our financial position, results of operations or cash flows in such periods, with continued negative impacts particularly in our commercial aviation business offset by strong demand in our fixed broadband services business and other parts of our business. We continue to expect our diversified businesses to provide resiliency for the remainder of fiscal year 2022.

Our government systems segment, which represented 38% and 39% of our total revenues during the three and nine months ended December 31, 2021, respectively, continued to perform in line with our expectations. Demand for products and services in our government systems segment remained strong despite the COVID-19 pandemic, although our government business continued to experience some administrative delays on certain contractual vehicles reflecting the challenges inherent in the remote work environment resulting from the COVID-19 pandemic.

During the pandemic, we experienced increased demand for our premium high-speed plans in our fixed broadband services business, reflecting customers’ increased bandwidth needs in a remote working/distance schooling environment. However, the pandemic also caused a severe decline in global air traffic, which reduced demand for our in-flight services and IFC systems in our satellite services and commercial networks segments, respectively. While domestic airline traffic increased during calendar year 2021 (with increased planes in service and higher passenger volumes), global airline traffic is still a fraction of pre-pandemic activity. We expect to continue to see negative impacts on revenues and operating cash flows from our IFC businesses in the remainder of fiscal year 2022 and potentially beyond, but for the effects to continue to lessen over time with increases in passenger air traffic and the return to service of additional currently inactive aircraft. In fiscal year 2020, prior to the pandemic, less than 10% of our total revenues were generated by services and products provided to commercial airlines reported in our satellite services and commercial networks segments.

The extent of the impact of the COVID-19 pandemic on our business in the remainder of fiscal year 2022 and beyond will depend on many factors, including the duration and scope of the public health emergency, the extent, duration and effectiveness of containment actions taken, the efficacy and extent of vaccination programs, the extent of disruption to important global, regional and local supply chains and economic markets, and the impact of the pandemic on overall supply and demand, global air travel, consumer confidence, discretionary spending levels and levels of economic activity.

Satellite Services

Our satellite services segment uses our proprietary technology platform to provide satellite-based high-speed broadband services around the globe for use in commercial applications. Our proprietary Ka-band satellites are at the core of our technology platform, and we also have access to a number of Ka-band and Ku-band satellites in service globally. We own three Ka-band satellites in service over North America, including our second-generation ViaSat-2 satellite (launched in 2017), our first-generation ViaSat-1 satellite (launched in 2011) and the WildBlue-1 satellite (launched in 2007), and we own the KA-SAT satellite over EMEA. In addition, we have lifetime leases of Ka-band capacity on two satellites—one over North America and a second one over EMEA. We also have a global constellation of three third-generation ViaSat-3 class satellites under construction. We expect our ViaSat-3 constellation, once in service, to enable us to deliver affordable connectivity across most of the world.

The primary services offered by our satellite services segment are comprised of:

•
Fixed broadband services, which provide consumers and businesses with high-speed, high-quality broadband internet access and Voice over Internet Protocol (VoIP) services, primarily in the United States as well as in various countries in Europe and Latin America.
•
In-flight services, which provide industry-leading IFC, wireless in-flight entertainment and aviation software services. As of December 31, 2021, we had our IFC systems installed and in service on approximately 1,880 commercial aircraft, of which, due to impacts of the COVID-19 pandemic approximately 80 were inactive at quarter end. We anticipate that approximately 860 additional commercial aircraft under existing customer agreements with commercial airlines will be put into service with our IFC systems. However, the timing of installation and entry into service for additional aircraft under existing customer agreements may be delayed due to COVID-19 impacts. Additionally, due to the nature of commercial airline contracts, there can be no assurance that anticipated IFC services will be activated on all such additional commercial aircraft. See the section entitled “COVID-19” above for a discussion of the impact of the COVID-19 pandemic on our in-flight services business.
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

The assets and results of operations of our recent acquisitions, EBI and RigNet, are primarily included in our satellite services segment (with insignificant amounts included in our commercial networks segment).

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

Revenues in our commercial networks and government systems segments are primarily derived from three types of contracts: fixed-price, cost-reimbursement and time-and-materials contracts. Fixed-price contracts (which require us to provide products and services under a contract at a specified price) comprised approximately 91% of our total revenues for these segments for both the three months ended December 31, 2021 and 2020, and approximately 90% and 88% of our total revenues for these segments for the nine months ended December 31, 2021 and 2020, respectively. The remainder of our revenues in these segments for such periods was derived primarily from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

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

Historically, a significant portion of our revenues in our commercial networks and government systems segments has been derived from customer contracts that include the development of products. The development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded development from our customer contracts were approximately 24% and 20% of our total revenues for the three months ended December 31, 2021 and 2020, respectively, and approximately 23% of our total revenues for both the nine months ended December 31, 2021 and 2020.

We also incur independent research and development (IR&D) expenses, which are not directly funded by a third party. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development (R&D) projects. IR&D expenses were approximately 5% of total revenues during both the three months ended December 31, 2021 and 2020, and approximately 5% of total revenues during both the nine months ended December 31, 2021 and 2020. As a government contractor, we are able to recover a portion of our IR&D expenses pursuant to our government contracts.

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

Performance obligations related to developing and delivering complex equipment built to customer specifications under long-term contracts are recognized over time as these performance obligations do not create assets with an alternative use to us and we have an enforceable right to payment for performance to date. To measure the transfer of control, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for our contracts because that best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Estimating the total costs at completion of a performance obligation requires management to make estimates related to items such as subcontractor performance, material costs and availability, labor costs and productivity and the costs of overhead. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recognized in the period the loss is determined. A one percent variance in our future cost estimates on open fixed-price contracts as of December 31, 2021 would change our income (loss) before income taxes by an insignificant amount.

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

We own three satellites in service over North America (ViaSat-2, ViaSat-1 and WildBlue-1) and, after acquiring the remaining interest in EBI in the first quarter of fiscal year 2022, we also own the KA-SAT satellite over EMEA. In addition, we have lifetime leases of Ka-band capacity on two satellites. We also have a global constellation of three third-generation ViaSat-3 class satellites under construction. In addition, we own related earth stations and networking equipment for all of our satellites. Property, equipment and satellites, net also includes the customer premise equipment units leased to subscribers under a retail leasing program as part of our satellite services segment.

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

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by us for the three and nine months ended December 31, 2021 and 2020.

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

Income taxes and valuation allowance on deferred tax assets

Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis to determine if the weight of available evidence suggests that an additional valuation allowance is needed. In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the event that our estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established, which would cause a decrease to income in the period such determination is made. Our valuation allowance against deferred tax assets increased from $47.1 million at March 31, 2021 to $74.5 million at December 31, 2021. The valuation allowance relates to state and foreign net operating loss carryforwards, state R&D tax credit carryforwards and foreign tax credit carryforwards.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Revenues:	100%	100%	100%	100%
Product revenues	44	46	44	47
Service revenues	56	54	56	53
Operating expenses:
Cost of product revenues	33	34	33	35
Cost of service revenues	36	34	36	35
Selling, general and administrative	24	23	23	23
Independent research and development	5	5	5	5
Amortization of acquired intangible assets	1	—	1	—
Income from operations	1	4	1	2
Interest expense, net	(1)	(1)	(1)	(2)
(Loss) income before income taxes	—	2	1	—
(Provision for) benefit from income taxes	—	(1)	—	—
Net (loss) income	(1)	1	1	—
Net (loss) income attributable to Viasat, Inc.	(1)	1	1	—

Three Months Ended December 31, 2021 vs. Three Months Ended December 31, 2020

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2021	December 31, 2020	Increase (Decrease)	Increase (Decrease)
Product revenues	$316.1	$266.5	$49.6	19%
Service revenues	403.6	309.0	94.5	31%
Total revenues	$719.7	$575.6	$144.2	25%

Our total revenues increased by $144.2 million as a result of a $94.5 million increase in service revenues and a $49.6 million increase in product revenues. The service revenue increase was driven by increases of $88.9 million in our satellite services segment, $3.4 million in our government systems segment and $2.2 million in our commercial networks segment. The product revenue increase was driven primarily by a $47.4 million increase in our commercial networks segment and a $2.3 million increase in our government systems segment.

Cost of revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2021	December 31, 2020	Increase (Decrease)	Increase (Decrease)
Cost of product revenues	$237.5	$196.9	$40.6	21%
Cost of service revenues	262.6	194.4	68.2	35%
Total cost of revenues	$500.1	$391.3	$108.8	28%

Cost of revenues increased $108.8 million due to increases of $68.2 million in cost of service revenues and $40.6 million in cost of product revenues. The cost of service revenue increase was primarily due to increased service revenues, mainly from our satellite services segment, causing a $59.5 million increase in cost of service revenues on a constant margin basis. The increase in cost of service revenues was also driven by lower margins, primarily in fixed broadband services in our satellite services segment. The increase in cost of product revenues was mostly driven by increased product revenues, causing a $36.7 million increase in cost of product revenues on a constant margin basis, mainly in our mobile broadband satellite communication systems products in our commercial networks segment.

Selling, general and administrative expenses

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2021	December 31, 2020	Increase (Decrease)	Increase (Decrease)
Selling, general and administrative	$170.2	$132.4	$37.8	29%

The $37.8 million increase in selling, general and administrative (SG&A) expenses reflected an increase in support costs of $26.3 million, driven primarily by acquisition-related expenses of approximately $11.8 million related to the Inmarsat Transaction as well as support costs related to RigNet, which was acquired during the first quarter of fiscal year 2022. The increase in SG&A expenses was also driven by $10.7 million of higher selling costs, reflected primarily in our satellite services and government systems segments. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2021	December 31, 2020	Increase (Decrease)	Increase (Decrease)
Independent research and development	$37.3	$28.8	$8.5	30%

The $8.5 million increase in IR&D expenses was primarily the result of a $5.9 million increase in our commercial networks segment (primarily related to next-generation satellite payload technologies and commercial aeronautical broadband programs) and a $2.6 million increase in our government systems segment (primarily related to the development of next-generation dual band mobility solutions and the advancement of integrated government satellite communications platforms).

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to 20 years. The $6.2 million increase in amortization of acquired intangible assets in the third quarter of fiscal year 2022 compared to the prior year period was primarily related to the amortization of new intangibles acquired as a result of the acquisition of RigNet and of the remaining 51% interest in EBI in April 2021. The current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the nine months ended December 31, 2021	$20,859

Expected for the remainder of fiscal year 2022	$7,532
Expected for fiscal year 2023	30,128
Expected for fiscal year 2024	28,678
Expected for fiscal year 2025	26,540
Expected for fiscal year 2026	26,388
Thereafter	118,584
$237,850

Interest income

Interest income for the three months ended December 31, 2021 was relatively flat compared to the prior year period.

Interest expense

The $2.5 million decrease in interest expense for the three months ended December 31, 2021 compared to the prior year period was primarily the result of an increase in the amount of interest capitalized during the third quarter of fiscal year 2022 compared to the prior year period, partially offset by an increase in interest expense attributable to higher borrowings under our Revolving Credit Facility compared to the prior year period.

Income taxes

For the three months ended December 31, 2021, we recorded an income tax provision of $3.5 million, resulting in an effective tax rate of negative 701%. For the three months ended December 31, 2020, we recorded an income tax provision of $7.0 million, resulting in an effective tax rate of 50%. The effective tax rates for such periods differed from the U.S. statutory rate primarily due to the benefit of federal and state R&D tax credits and the expense for tax deficiencies upon settlement of stock-based compensation during the periods.

Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate cannot be made, we compute our provision for income taxes using the actual effective tax rate (discrete method) for the year-to-date period. Our effective tax rate is highly influenced by the amount of our R&D tax credits. A small change in estimated annual pretax income (loss) can produce a significant variance in the annual effective tax rate given our expected amount of R&D tax credits. This variability provides an unreliable estimate of the annual effective tax rate. As a result, and in accordance with the authoritative guidance for accounting for income taxes in interim periods, we have computed our provision for income taxes for the three months ended December 31, 2021 and 2020 by applying the actual effective tax rates to the (loss) income for the three-month periods.

Segment Results for the Three Months Ended December 31, 2021 vs. Three Months Ended December 31, 2020

Satellite services segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2021	December 31, 2020	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$—	$—	$—	—%
Segment service revenues	309.7	220.8	88.9	40%
Total segment revenues	$309.7	$220.8	$88.9	40%

Our satellite services segment revenues increased by $88.9 million for the three months ended December 31, 2021 compared to the prior year period due to an increase in service revenues. The increase in service revenues was primarily attributable to the acquisition of RigNet, which closed in the first quarter of fiscal year 2022, as well as increases in our in-flight services and fixed broadband businesses. The acquisition of RigNet contributed approximately $43.1 million of service revenues in the three months ended December 31, 2021. The increase in in-flight service revenue of $34.4 million was driven primarily by an increase in the number of commercial aircraft receiving our in-flight services through our IFC systems, as the number of aircraft in service increased, passenger air traffic continued to increase and aircraft that were previously inactive as a result of the COVID-19 pandemic continued to return to service. The increase in fixed broadband service revenues was primarily attributable to the acquisition of the remaining 51% interest in EBI, which also closed during the first quarter of fiscal year 2022, with EBI contributing approximately $10.7 million of service revenues in the third quarter of fiscal year 2022.

Segment operating profit

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2021	December 31, 2020	Increase (Decrease)	Increase (Decrease)
Segment operating profit	$14.2	$11.5	$2.7	24%
Percentage of segment revenues	5%	5%

The $2.7 million increase in satellite services segment operating profit was driven primarily by higher earnings contributions of $25.4 million, primarily due to an increase in revenues and improved margins from our in-flight services as the business continued to scale. The increase in our satellite services segment operating profit was partially offset by higher SG&A costs of $22.7 million (mainly attributable to RigNet, which was acquired during the first quarter of fiscal year 2022, as well as acquisition-related expenses related to the Inmarsat Transaction).

Commercial networks segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2021	December 31, 2020	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$123.1	$75.7	$47.4	63%
Segment service revenues	16.6	14.4	2.2	15%
Total segment revenues	$139.7	$90.1	$49.6	55%

Our commercial networks segment revenues increased by $49.6 million, due to a $47.4 million increase in product revenues and a $2.2 million increase in service revenues. The increase in product revenues was primarily due to increases of $32.7 million in mobile broadband satellite communication systems products, related to additional IFC terminal deliveries. There were also increases of $13.3 million in antenna systems products and $9.0 million in RigNet products, partially offset by a $10.0 million decrease in fixed satellite networks products. The increase in service revenues was primarily driven by an increase in mobile broadband satellite communication services.

Segment operating loss

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2021	December 31, 2020	(Increase) Decrease	(Increase) Decrease
Segment operating loss	$(44.6)	$(39.0)	$(5.5)	(14)%
Percentage of segment revenues	(32)%	(43)%

The $5.5 million increase in commercial networks segment operating loss was driven by a $5.9 million increase in IR&D expenses (primarily related to next-generation satellite payload technologies and commercial aeronautical broadband programs) and a $3.7 million increase in SG&A costs. The increase in commercial networks segment operating loss was partially offset by higher earnings contributions of $4.0 million, primarily due to higher revenues and improved margins in our mobile broadband satellite communication products.

Government systems segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2021	December 31, 2020	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$193.1	$190.8	$2.3	1%
Segment service revenues	77.2	73.8	3.4	5%
Total segment revenues	$270.3	$264.7	$5.7	2%

Our government systems segment revenues increased by $5.7 million due to a $3.4 million increase in service revenues and a $2.3 million increase in product revenues. The service revenue increase was primarily due to a $5.9 million increase in government satellite communication systems services and a $1.7 million increase in cybersecurity and information assurance services, offset by decreases of $3.4 million in tactical data link services and $1.3 million in tactical satcom radio services. The increase in product revenues was mainly due to a $7.2 million increase in tactical satcom radio products and a $3.0 million increase in tactical data link products, offset by a $6.4 million decrease in government mobile broadband products and a $1.9 million decrease in cybersecurity and information assurance products. Our government systems segment continued to show some impacts from the COVID-19 pandemic, due to complications in product manufacturing and shipments, but new government systems segment awards remained strong through the end of the third quarter of fiscal year 2022.

Segment operating profit

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2021	December 31, 2020	Increase (Decrease)	Increase (Decrease)
Segment operating profit	$42.5	$50.6	$(8.2)	(16)%
Percentage of segment revenues	16%	19%

The $8.2 million decrease in our government systems segment operating profit was driven by an $11.5 million increase in SG&A costs and a $2.6 million increase in IR&D expenses (primarily related to the development of next-generation dual band mobility solutions and the advancement of integrated government satellite communications platforms). The decrease in operating profit was partially offset by higher earnings contributions of $5.9 million, primarily due to an increase in revenues and improved margins in our tactical satcom radio products and tactical data link products.

Nine Months Ended December 31, 2021 vs. Nine Months Ended December 31, 2020

Revenues

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2021	December 31, 2020	Increase (Decrease)	Increase (Decrease)
Product revenues	$918.1	$773.1	$144.9	19%
Service revenues	1,167.9	887.2	280.7	32%
Total revenues	$2,085.9	$1,660.3	$425.6	26%

Our total revenues grew by $425.6 million as a result of a $280.7 million increase in service revenues and a $144.9 million increase in product revenues. The service revenue increase was due to increases of $245.3 million in our satellite services segment, $24.4 million in our government systems segment and $11.0 million in our commercial networks segment. The increase in product revenues was driven primarily by a $146.0 million increase in our commercial networks segment, slightly offset by a $1.0 million decrease in our government systems segment.

Cost of revenues

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2021	December 31, 2020	Increase (Decrease)	Increase (Decrease)
Cost of product revenues	$691.5	$576.7	$114.9	20%
Cost of service revenues	751.0	587.5	163.5	28%
Total cost of revenues	$1,442.5	$1,164.2	$278.4	24%

Cost of revenues increased by $278.4 million due to increases of $163.5 million in cost of service revenues and $114.9 million in cost of product revenues. The cost of service revenue increase primarily related to increased service revenues, mainly from our in-flight services business, causing a $185.9 million increase in cost of service revenues on a constant margin basis. The increase in cost of service revenues was partially offset by improved margins in our in-flight services business. The cost of product revenue increase was due to increased product revenues, causing a $108.1 million increase in cost of product revenues on a constant margin basis, mainly from our mobile broadband satellite communication systems products in our commercial networks segment and our tactical data link products in our government systems segment.

Selling, general and administrative expenses

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2021	December 31, 2020	Increase (Decrease)	Increase (Decrease)
Selling, general and administrative	$481.1	$378.9	$102.2	27%

The $102.2 million increase in SG&A expenses reflected an increase in support costs of $71.0 million, mainly related to RigNet, which was acquired during the first quarter of fiscal year 2022, as well as acquisition-related expenses related to the Inmarsat Transaction and acquisitions of RigNet and the remaining 51% interest in EBI. The increase in SG&A expenses was also driven by higher selling costs of $28.6 million, reflected primarily in our satellite services and government systems segments, and higher bid and proposal costs of $2.7 million. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2021	December 31, 2020	Increase (Decrease)	Increase (Decrease)
Independent research and development	$112.3	$84.0	$28.3	34%

The $28.3 million increase in IR&D expenses was mainly the result of an increase of $17.2 million in IR&D efforts in our commercial networks segment (primarily related to next-generation satellite payload technologies) and an increase of $11.1 million in our government systems segment (primarily related to the advancement of integrated government satellite communication platforms and the development of next-generation dual band mobility solutions).

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to 20 years. The $16.7 million increase in amortization of acquired intangible assets in the first nine months of fiscal year 2022 compared to the prior year period was primarily related to the amortization of new intangibles acquired as a result of the acquisition of RigNet and of the remaining 51% interest in EBI in April 2021. The current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the nine months ended December 31, 2021	$20,859

Expected for the remainder of fiscal year 2022	$7,532
Expected for fiscal year 2023	30,128
Expected for fiscal year 2024	28,678
Expected for fiscal year 2025	26,540
Expected for fiscal year 2026	26,388
Thereafter	118,584
$237,850

Interest income

Interest income for the nine months ended December 31, 2021 was relatively flat compared to the prior year period.

Interest expense

The $9.4 million decrease in interest expense in the nine months ended December 31, 2021 compared to the prior year period was primarily due to an increase in the amount of interest capitalized during the first nine months of fiscal year 2022 compared to the prior year period, partially offset by an increase in interest expense attributable to our 6.500% Senior Notes due 2028 (the 2028 Notes), which were issued in the first quarter of fiscal year 2021.

Income taxes

For the nine months ended December 31, 2021, we recorded an income tax benefit of $3.5 million, resulting in an effective tax benefit rate of negative 22%. The effective tax rate for the period differed from the U.S. statutory rate due primarily to the benefit of federal and state R&D tax credits, the reversal of a deferred tax liability recorded for EBI’s outside basis difference upon assertion made during the first quarter of fiscal year 2022 to indefinitely reinvest future earnings and the expense for tax deficiencies upon settlement of stock-based compensation during the period. For the nine months ended December 31, 2020, we recorded an income tax provision of an insignificant amount, resulting in an effective tax rate of 24%. The effective tax rates for the period differed from the U.S. statutory rate due primarily to the expense for tax deficiencies upon settlement of stock-based compensation during the period and the benefit of federal and state R&D tax credits.

Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate cannot be made, we compute our provision for income taxes using the actual effective tax rate (discrete method) for the year-to-date period. Our effective tax rate is highly influenced by the amount of our R&D tax credits. A small change in estimated annual pretax income (loss) can produce a significant variance in the annual effective tax rate given our expected amount of R&D tax credits. This variability provides an unreliable estimate of the annual effective tax rate. As a result, and in accordance with the authoritative guidance for accounting for income taxes in interim periods, we have computed our provision for income taxes for the nine months ended December 31, 2021 and 2020 by applying the actual effective tax rates to the income for the nine-month periods.

Segment Results for the Nine Months Ended December 31, 2021 vs. Nine Months Ended December 31, 2020

Satellite services segment

Revenues

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2021	December 31, 2020	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$—	$—	$—	—%
Segment service revenues	883.9	638.7	245.3	38%
Total segment revenues	$883.9	$638.7	$245.3	38%

Our satellite services segment revenues increased by $245.3 million due to an increase in service revenues. The increase in service revenues was primarily attributable to the acquisition of RigNet in April 2021, as well as increases in our in-flight services and fixed broadband businesses. The acquisition of RigNet contributed approximately $113.0 million of service revenues in the nine months ended December 31, 2021. The increase in in-flight service revenue of $72.9 million was driven primarily by an increase in the number of commercial aircraft receiving our in-flight services through our IFC systems, as the number of aircraft in service increased, passenger air traffic increased and aircraft that were previously inactive as a result of the COVID-19 pandemic returned to service. The increase in fixed broadband service revenues was primarily attributable to the acquisition of the remaining 51% interest in EBI, during the first quarter of fiscal year 2022, with EBI contributing approximately $30.6 million of service revenues in the first nine months of fiscal year 2022. In addition, the increase in fixed broadband services was also driven by a higher mix of new and existing subscribers choosing our premium highest speed plans.

Segment operating profit

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2021	December 31, 2020	Increase (Decrease)	Increase (Decrease)
Segment operating profit	$43.7	$21.1	$22.6	107%
Percentage of segment revenues	5%	3%

The $22.6 million increase in our satellite services segment operating profit was driven primarily by higher earnings contributions of $94.3 million, mainly due to an increase in revenues and improved margins from our in-flight services as the business continued to scale. The increase in operating profit was offset by higher SG&A costs of $72.0 million, mostly driven by RigNet, which was acquired during the first quarter of fiscal year 2022, as well as $14.6 million of acquisition-related expenses incurred during fiscal year 2022 related to the Inmarsat Transaction and acquisitions of RigNet and the remaining 51% interest in EBI.

Commercial networks segment

Revenues

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2021	December 31, 2020	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$343.5	$197.6	$146.0	74%
Segment service revenues	49.6	38.6	11.0	29%
Total segment revenues	$393.1	$236.1	$157.0	66%

Our commercial networks segment revenues increased by $157.0 million, due to a $146.0 million increase in product revenues and an $11.0 million increase in service revenues. The increase in product revenues was primarily due to increases of $100.2 million in mobile broadband satellite communication systems products, $39.6 million in antenna systems products and $18.3 million in RigNet products in connection with the acquisition of RigNet in the first quarter of fiscal year 2022. This was slightly offset by a $14.4 million decrease in fixed satellite networks products. The increase in service revenues was primarily driven by our mobile broadband satellite communication systems services.

Segment operating loss

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2021	December 31, 2020	(Increase) Decrease	(Increase) Decrease
Segment operating loss	$(127.6)	$(135.8)	$8.2	6%
Percentage of segment revenues	(32)%	(58)%

The $8.2 million reduction in our commercial networks operating loss was driven primarily by higher earnings contributions of $30.8 million, primarily due to higher revenues and improved margins in our mobile broadband satellite communications systems products, offset by a $17.2 million increase in IR&D expenses (primarily related to next-generation satellite payload technologies) and a $5.1 million increase in SG&A costs.

Government systems segment

Revenues

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2021	December 31, 2020	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$574.5	$575.6	$(1.0)	—%
Segment service revenues	234.4	210.0	24.4	12%
Total segment revenues	$808.9	$785.5	$23.4	3%

Our government systems segment revenues increased by $23.4 million due to an increase of $24.4 million in service revenues, partially offset by a $1.0 million decrease in product revenues. The service revenue increase was primarily due to increases of $13.1 million in government mobile broadband services, $12.9 million in government satellite communication systems services, $5.4 million in cybersecurity and information assurance services and $1.8 million in tactical satcom radio services, offset by a $7.7 million decrease in tactical data link services. The product revenue decrease was primarily driven by an $11.8 million decrease in government satellite communication systems products, a $7.9 million decrease in government mobile broadband products, a $3.9 million decrease in tactical satcom radio products and a $1.1 million decrease in cybersecurity and information assurance products. The decrease in product revenues was partially offset by an increase of $23.1 million in tactical data link products. Our government systems segment continued to show some impacts from the COVID-19 pandemic, due to complications in product manufacturing and shipments, but new government systems segment awards remained strong in the first nine months of the fiscal year.

Segment operating profit

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2021	December 31, 2020	Increase (Decrease)	Increase (Decrease)
Segment operating profit	$133.9	$148.0	$(14.1)	(10)%
Percentage of segment revenues	17%	19%

The $14.1 million decrease in our government systems segment operating profit was driven by a $25.2 million increase in SG&A costs and an $11.1 million increase in IR&D investments. The decrease in operating profit was partially offset by higher earnings contributions of $22.1 million, primarily due to an increase in revenues in our tactical data link products and government satellite communication systems services.

Backlog

As reflected in the table below, our overall firm and funded backlog decreased during the first nine months of fiscal year 2022.

	As of December 31, 2021	As of March 31, 2021
	(In millions)
Firm backlog
Satellite services segment	$588.2	$633.7
Commercial networks segment	593.8	733.2
Government systems segment	955.7	939.4
Total	$2,137.7	$2,306.3
Funded backlog
Satellite services segment	$588.2	$633.7
Commercial networks segment	498.9	639.6
Government systems segment	855.4	846.9
Total	$1,942.5	$2,120.2

The firm backlog does not include contract options. Of the $2.1 billion in firm backlog, a little over half is expected to be delivered during the next 12 months, with the balance delivered thereafter. We include in our backlog only those orders for which we have accepted purchase orders, and not anticipated purchase orders and requests. In our satellite services segment, our backlog includes fixed broadband service revenues under our subscriber agreements, but does not include future recurring IFC service revenues under our agreements with commercial airlines. As of December 31, 2021, our IFC systems were installed and in service on approximately 1,880 commercial aircraft, of which, due to impacts of the COVID-19 pandemic, approximately 80 were inactive at quarter end. While current global airline traffic is still a fraction of the activity in fiscal year 2020, domestic airline traffic continued to show signs of improvement. As a result, our in-flight services business showed modest improvement in the three months ended December 31, 2021, with increased planes in service and passenger volumes. We expect the negative impact on our IFC business from the COVID-19 pandemic to continue through the remainder of fiscal year 2022 and potentially beyond due to the severe decline in global air traffic and associated grounding of installed aircraft, but to lessen over time with increases in passenger air traffic. We anticipate that approximately 860 additional commercial aircraft under existing customer agreements with commercial airlines will be put into service with our IFC systems. However, the timing of installation and entry into service of IFC systems on additional aircraft under existing customer agreements may be delayed as a result of the impact of the COVID-19 pandemic on the global airline industry. Accordingly, there can be no assurance that all anticipated purchase orders and requests will be placed or that anticipated IFC services will be activated.

Our total new awards exclude future revenue under recurring consumer commitment arrangements and were approximately $568.9 million and $2.0 billion for the three and nine months ended December 31, 2021, respectively, compared to approximately $643.4 million and $2.1 billion for the three and nine months ended December 31, 2020, respectively.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing, export credit agency financing and equity financing. At December 31, 2021, we had $166.0 million in cash and cash equivalents, $241.2 million in working capital, and $370.0 million in principal amount of outstanding borrowings and borrowing availability of $271.1 million under our Revolving Credit Facility. At March 31, 2021, we had $295.9 million in cash and cash equivalents, $282.8 million in working capital, and no outstanding borrowings and borrowing availability of $673.7 million under our Revolving Credit Facility. During the second quarter of fiscal year 2021, we issued and sold an aggregate of 4,474,559 shares of our common stock at a purchase price of $39.11 per share to certain accredited investors in a private placement transaction exempt from registration under the Securities Act of 1933, as amended, resulting in net proceeds of approximately $174.7 million after deducting offering expenses. We invest our cash in excess of current operating requirements in short-term, highly liquid bank money market accounts.

In connection with the Inmarsat Transaction, we have obtained financing commitments for $2.3 billion of new debt facilities (which may be secured and/or unsecured), a portion of which is to be raised between the signing and closing of the Inmarsat Transaction to fund our standalone growth expenditures. We currently anticipate incurring $700.0 million of such additional debt facilities in the form of term loan borrowings that would be secured on a pari passu basis with borrowings under our Revolving Credit Facility and the 2027 Notes, with the remainder incurred as unsecured indebtedness. However, the total amount and mix of indebtedness incurred under these commitments may change, including in the event available cash from other sources is higher than expected. We also plan to assume $2.1 billion in principal amount of Inmarsat senior secured bonds and the outstanding indebtedness under Inmarsat’s $2.4 billion senior secured credit facilities. We had also obtained commitments of $3.2 billion to backstop certain amendments required under the Revolving Credit Facility and Ex-Im Credit Facility and Inmarsat’s $2.4 billion senior secured credit facilities, which amendments had been obtained under the Revolving Credit Facility and Inmarsat’s $2.4 billion senior secured credit facilities as of the date of this report.

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

To further enhance our liquidity position or to finance the construction and launch of any future satellites, acquisitions, strategic partnering arrangements, joint ventures or other business investment initiatives, we may obtain additional financing, which could consist of debt, convertible debt or equity financing from public and/or private credit and capital markets. From time to time, we file universal shelf registration statements with the SEC for the future sale of an unlimited amount of common stock, preferred stock, debt securities, depositary shares, warrants and rights, which securities may be offered from time to time, separately or together, directly by us, by selling security holders, or through underwriters, dealers or agents at amounts, prices, interest rates and other terms to be determined at the time of the offering.

To date, COVID-19 has not had a significant impact on our liquidity, cash flows or capital resources. However, we have taken measures to mitigate the impact of COVID-19 on our business and financial position, including deferring certain capital expenditures, reducing discretionary expenditures and undertaking cost-reduction actions. Given our current cash position, outlook for funds generated from operations, remaining borrowing availability under our Revolving Credit Facility of $271.1 million, cash needs, debt structure and financing commitments related to the Inmarsat Transaction, we have not experienced to date, and do not expect to experience, any material issues with liquidity. Although we can give no assurances concerning our future liquidity, we believe that our current cash balances and net cash expected to be provided by operating activities along with availability under our Revolving Credit Facility will be sufficient to meet our anticipated operating requirements for at least the next 12 months.

Cash flows

Cash provided by operating activities for the first nine months of fiscal year 2022 was $386.4 million compared to $557.4 million in the prior year period. This $171.0 million decrease was primarily driven by a $262.6 million year-over-year increase in cash used to fund net operating assets, partially offset by our operating results (net income adjusted for depreciation, amortization and other non-cash charges) which resulted in $91.6 million of higher cash provided by operating activities year-over-year. The increase in cash used to fund net operating assets during the first nine months of fiscal year 2022 when compared to the prior year period was primarily due to a decrease in cash inflows year-over-year from combined billed and unbilled accounts receivable, net, primarily attributable to increased billings for IFC terminals in our commercial networks segment and a decrease in cash inflows year-over-year from our collections in excess of revenues and deferred revenues included in accrued liabilities primarily due to the timing of milestone billings for certain larger development projects in our commercial networks segment.

Cash used in investing activities for the first nine months of fiscal year 2022 was $850.9 million compared to $702.8 million in the prior year period. This $148.1 million increase in cash used in investing activities year-over-year reflects $138.7 million in cash used for the RigNet and EBI acquisitions in the first quarter of fiscal year 2022 and a remaining increase of approximately $10.3 million mainly related to cash used for the construction of earth stations and network operation systems.

Cash provided by financing activities for the first nine months of fiscal year 2022 was $338.3 million compared to $156.9 million for the prior year period. This $181.4 million increase in cash provided by financing activities year-over-year was mainly due to a decrease in payments of debt borrowings of $320.0 million year-over-year, partially offset by $174.7 million in net proceeds from a private placement of common stock in the second quarter of fiscal year 2021 (after deducting offering expenses).

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

We currently have three ViaSat-3 class satellites under construction. We have entered into satellite construction agreements with Boeing for their construction and purchase and the integration of our payload and technologies into the satellites. We are targeting to launch the first ViaSat-3 class satellite in late summer 2022, although the actual launch date will be dependent on the completion of deliverables by our contract manufacturers, subcontractors, and other third-party service providers, available launch windows and other variables. In addition, we have entered into various other satellite-related purchase commitments, including with respect to the provision of launch services, satellite operation and satellite insurance. See Note 12 – Commitments to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2021 for information regarding our future minimum payments under our satellite construction contracts and other satellite-related purchase commitments for the next five fiscal years and thereafter. In addition, we will continue to incur costs related to the roll-out of related earth station infrastructure to support the ViaSat-3 constellation, the amount of which will depend, among other matters, on the timing of roll-out and method used to procure fiber access. We believe we have adequate sources of funding for the ViaSat-3 constellation, which include, but are not limited to, our cash on hand, borrowing capacity and the cash we expect to generate from operations over the next few years. Our total cash funding may be reduced through various third-party agreements, including potential joint service offerings and other strategic partnering arrangements.

Our IR&D investments are expected to continue through the remainder of fiscal year 2022 and beyond relating to next-generation satellite network solutions and support of our government and commercial air mobility businesses. We expect to continue to invest in IR&D at a significant level as we continue our focus on leadership and innovation in satellite and space technologies. However, the level of investment in a given fiscal year will depend on a variety of factors, including the stage of development of our satellite projects, new market opportunities and our overall operating performance. Our total capital expenditures in fiscal year 2022 are expected to be higher than fiscal year 2021, in light of the lead up to the launch of the first ViaSat-3 satellite and as we continue to invest in the second and third ViaSat-3 satellites, as well as increased ground network investments related to international expansion and initial expenditures on our ViaSat-4 satellite program.

Long-Term Debt

As of December 31, 2021, the aggregate principal amount of our total outstanding indebtedness was $2.2 billion, which was comprised of $700.0 million in principal amount of 2025 Notes, $600.0 million in principal amount of 2027 Notes, $400.0 million in principal amount of 2028 Notes (together with the 2025 Notes and 2027 Notes, the Notes), $370.0 million in principal amount of outstanding borrowings under our $700.0 million Revolving Credit Facility, $78.6 million in principal amount of outstanding borrowings under our Ex-Im Credit Facility with a maturity date of October 15, 2025 (together with the Revolving Credit Facility, the Credit Facilities) and $48.2 million of finance lease obligations. For information regarding our Credit Facilities and Notes, refer to Note 6 – Senior Notes and Other Long-Term Debt to our condensed consolidated financial statements.

Contractual Obligations

The following table sets forth a summary of our obligations at December 31, 2021:

		For the Remainder of Fiscal Year	For the Fiscal Years Ending
(In thousands, including interest where applicable)	Total	2022	2023-2024	2025-2026	Thereafter
Operating leases	$446,623	$16,925	$137,641	$125,142	$166,915
Finance leases	54,362	3,111	24,251	24,000	3,000
2028 Notes	582,000	13,000	52,000	52,000	465,000
2027 Notes	785,625	—	67,500	67,500	650,625
2025 Notes	857,500	19,687	78,750	759,063	—
Revolving Credit Facility (1)	384,300	1,721	382,579	—	—
Ex-Im Credit Facility	82,819	—	42,344	40,475	—
Satellite performance incentives	29,053	1,867	10,269	11,269	5,648
Purchase commitments including satellite-related agreements	2,034,998	681,240	1,115,965	141,397	96,396
Total	$5,257,280	$737,551	$1,911,299	$1,220,846	$1,387,584

(1)
To the extent that the interest rate is variable and ultimate amounts borrowed under the Revolving Credit Facility may fluctuate, amounts reflected represent estimated interest payments on our current outstanding balances based on the weighted average effective interest rate at December 31, 2021 until the maturity date in January 2024.

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

Our condensed consolidated balance sheets included $157.1 million and $137.4 million of “other liabilities” as of December 31, 2021 and March 31, 2021, respectively, which primarily consisted of the long-term portion of deferred revenues, the long-term portion of our satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites, deferred income taxes and our long-term warranty obligations. With the exception of the long-term portion of our satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites (which is included under “Satellite performance incentives”), these remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 12 — Commitments to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2021 for additional information regarding satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites. See Note 7 — Product Warranty to our condensed consolidated financial statements for a discussion of our product warranties.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at December 31, 2021 as defined in Regulation S-K Item 303(a)(4) other than as discussed under “Contractual Obligations” above or disclosed in the notes to our condensed consolidated financial statements included in this report or in our Annual Report on Form 10-K for the year ended March 31, 2021.

Recent Authoritative Guidance

For information regarding recently adopted and issued accounting pronouncements, see Note 1 — Basis of Presentation to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and short-term and long-term obligations, including the Credit Facilities and the Notes. We consider investments in highly liquid instruments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2021, we had $370.0 million in principal amount of outstanding borrowings under our Revolving Credit Facility, $78.6 million in principal amount of outstanding borrowings under our Ex-Im Credit Facility, $700.0 million in aggregate principal amount outstanding of the 2025 Notes, $600.0 million in aggregate principal amount outstanding of the 2027 Notes and $400.0 million in aggregate principal amount outstanding of the 2028 Notes, and we held no short-term investments. The Notes and borrowings under our Ex-Im Credit Facility bear interest at a fixed rate and therefore our exposure to market risk for changes in interest rates relates primarily to borrowings under our Revolving Credit Facility, cash equivalents, short-term investments and short-term obligations.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain a significant amount of our cash balance in money market accounts. In general, money market accounts are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our cash and cash equivalents earn interest at variable rates. Our interest income has been and may continue to be negatively impacted by low market interest rates. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. If the underlying weighted average interest rate on our cash and cash equivalents, assuming balances remain constant over a year, changed by 50 basis points, interest income would have increased or decreased by an insignificant amount for the three and nine months ended December 31, 2021 and 2020. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material.

As of December 31, 2021, we had $370.0 million in principal amount of outstanding borrowings under our Revolving Credit Facility. Our primary interest rate under the Revolving Credit Facility is the Eurodollar rate plus an applicable margin that is based on our total leverage ratio. As of December 31, 2021, the weighted average effective interest rate on our outstanding borrowings under the Revolving Credit Facility was 1.86%. Assuming the outstanding balance remained constant over a year, a 50 basis point increase in the interest rates would increase interest incurred, prior to effects of capitalized interest, by approximately $1.9 million over a 12-month period.

Foreign Exchange Risk

We generally conduct our business in U.S. dollars. However, as our international business is conducted in a variety of foreign currencies, we are exposed to fluctuations in foreign currency exchange rates. A five percent variance in foreign currencies in which our international business is conducted would change our (loss) income before income taxes by an insignificant amount for both the three and nine months ended December 31, 2021, and by an insignificant amount and $1.0 million for the three and nine months ended December 31, 2020, respectively. Our objective in managing our exposure to foreign currency risk is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, from time to time, we may enter into foreign currency forward contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

As of December 31, 2021 and March 31, 2021, we had no foreign currency forward contracts outstanding.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2021.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, as updated by our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, which factors could materially affect our business, financial condition, liquidity or future results. The risks described in our reports on Forms 10-K and 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

2.1*	Share Purchase Agreement, dated as of November 8, 2021, by and among Viasat, Inc. and the shareholders of Connect Topco Limited party thereto	8-K	000-21767	2.1	11/08/2021

10.1	Voting and Support Agreement, dated as of November 8, 2021, by and among Viasat, Inc., Baupost Group Securities, L.L.C. and the shareholders of Connect Topco Limited party thereto	8-K	000-21767	10.1	11/08/2021

10.2	Form of Voting and Support Agreement (executive officers and directors)	8-K	000-21767	10.2	11/08/2021

10.3*	Stockholders Agreement, dated as of November 8, 2021, by and among Viasat, Inc. and the shareholders of Connect Topco Limited party thereto	8-K	000-21767	10.3	11/08/2021

10.4	Fifth Amendment to Credit Agreement, dated as of November 23, 2021, by and among Viasat, Inc., MUFG Union Bank, N.A. (as administrative agent and collateral agent), and the other lenders party thereto	8-K	000-21767	10.1	11/30/20/21

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

VIASAT, INC.

February 4, 2022	/s/ RICHARD BALDRIDGE
Richard Baldridge
President and Chief Executive Officer
(Principal Executive Officer)

/s/ SHAWN DUFFY
Shawn Duffy
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)