Form 10-K
period 2022-03-31
VIASAT INC
filed 2022-05-31
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of September 30, 2021 was approximately $3,897,588,723 (based on the closing price on that date for shares of the registrant’s common stock as reported by the Nasdaq Global Select Market).

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of May 13, 2022 was 74,437,039.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended March 31, 2022.

VIASAT, INC.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements that refer to the proposed Inmarsat Transaction (as defined below) and any statements regarding the expected timing, benefits, synergies, growth opportunities and other financial and operating benefits thereof, the closing of the Inmarsat Transaction and timing or satisfaction of regulatory and other closing conditions, or the anticipated operations, financial position, liquidity, performance, prospects or growth and scale opportunities of the combined company; the impact of the novel coronavirus (COVID-19) pandemic on our business; our expectations regarding an end to the pandemic and a lessening of its effects on our business, including expectations for increased airline passenger traffic and in-flight connectivity (IFC) growth; projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future economic conditions and performance; the anticipated benefits of our acquisitions of RigNet, Inc. (RigNet) and Euro Broadband Infrastructure Sàrl (EBI); the development, customer acceptance and anticipated performance of technologies, products or services; satellite construction and launch activities; the performance and anticipated benefits of our ViaSat-3 class satellites and any future satellite we may construct or acquire; the expected completion, capacity, service, coverage, service speeds and other features of our satellites, and the timing, cost, economics and other benefits associated therewith; anticipated subscriber growth; plans, objectives and strategies for future operations; international growth opportunities; the number of additional aircraft under existing contracts with commercial airlines anticipated to be put into service with our IFC systems; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ materially include: risks and uncertainties related to the Inmarsat Transaction, including the failure to obtain, or delays in obtaining, required regulatory approvals or clearances; the risk that any such approval may result in the imposition of conditions that could adversely affect Viasat, the combined company or the expected benefits of the Inmarsat Transaction; the failure to satisfy any of the closing conditions to the Inmarsat Transaction on a timely basis or at all; any adverse impact on the business of Viasat or Inmarsat as a result of uncertainty surrounding the Inmarsat Transaction; the nature, cost and outcome of any legal proceedings related to the Inmarsat Transaction; the occurrence of any event, change or other circumstances that could give rise to the termination of the definitive agreement for the Inmarsat Transaction, including in circumstances requiring Viasat to pay a termination fee; the risk that Viasat’s stock price may decline significantly if the Inmarsat Transaction is not consummated; the failure to obtain the necessary debt financing arrangements set forth in the commitment letters received in connection with the Inmarsat Transaction; risks that the Inmarsat Transaction disrupts current plans and operations or diverts management’s attention from its ongoing business; the effect of the announcement of the Inmarsat Transaction on the ability of Viasat to retain and hire key personnel and maintain relationships with its customers, suppliers and others with whom it does business; the ability of Viasat to successfully integrate Inmarsat operations, technologies and employees; the ability to realize anticipated benefits and synergies of the Inmarsat Transaction, including the expectation of enhancements to Viasat’s products and services, greater revenue or growth opportunities, operating efficiencies and cost savings; the ability to ensure continued performance and market growth of the combined company’s business; our ability to realize the anticipated benefits of the ViaSat-3 class satellites and any future satellite we may construct or acquire; unexpected expenses related to our satellite projects; our ability to successfully implement our business plan for our broadband services on our anticipated timeline or at all; capacity constraints in our business in the lead-up to the launch of services on our ViaSat-3 satellites; risks associated with the construction, launch and operation of satellites, including the effect of any anomaly, operational failure or degradation in satellite performance; the impact of the COVID-19 pandemic on our business, suppliers, consumers, customers, and employees or the overall economy; our ability to realize the anticipated benefits of our acquisitions or strategic partnering arrangements, including the RigNet and EBI acquisitions; our ability to successfully develop, introduce and sell new technologies, products and services; audits by the U.S. Government; changes in the global business environment and economic conditions; delays in approving U.S. Government budgets and cuts in government defense expenditures; our reliance on U.S. Government contracts, and on a small number of contracts which account for a significant percentage of our revenues; reduced demand for products and services as a result of continued constraints on capital spending by customers; changes in relationships with, or the financial condition of, key customers or suppliers; our reliance on a limited number of third parties to manufacture and supply our products; increased competition; introduction of new technologies and other factors affecting the communications and defense industries generally; the effect of adverse regulatory changes (including changes affecting spectrum availability or permitted uses) on our ability to sell or deploy our products and services; changes in the way others use spectrum; our inability to access additional spectrum, use spectrum for additional purposes, and/or operate satellites at additional orbital locations; competing uses of the same spectrum or orbital locations that we utilize or seek to utilize; the effect of recent changes to U.S. tax laws; our level of indebtedness and ability to comply with applicable debt covenants; our involvement in litigation, including intellectual property claims and litigation to protect our proprietary technology; our dependence on a limited number of key employees; and other factors identified under the heading “Risk Factors” in Part I, Item 1A of this report, elsewhere in this report and our other filings with the Securities and Exchange Commission (the SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Inmarsat Acquisition

On November 8, 2021, we entered into a Share Purchase Agreement (the Purchase Agreement) to combine with Connect Topco Limited, a private company limited by shares and incorporated in Guernsey (Inmarsat), with the shareholders of Inmarsat and certain management and employees who hold options and shares of a subsidiary of Inmarsat whose options and shares will be exchanged for shares of Inmarsat prior to closing (collectively, the Sellers). Pursuant to the Purchase Agreement, we will purchase all of the issued and outstanding shares of Inmarsat from the Sellers upon the terms and subject to the conditions set forth therein (the Inmarsat Transaction). The total consideration payable by us under the Purchase Agreement consists of $850.0 million in cash, subject to adjustments (such as the dividend paid by Inmarsat in April 2022, see below), and approximately 46.36 million unregistered shares of our common stock. On April 6, 2022, Inmarsat paid a dividend of $299.3 million to the Sellers, resulting in a $299.3 million reduction in the cash consideration payable by us at the closing of the Inmarsat Transaction. Our board of directors has unanimously approved the Purchase Agreement and the proposed Inmarsat Transaction.

The closing of the Inmarsat Transaction is subject to customary closing conditions, including receipt of regulatory approvals and clearances, and approval by our stockholders of the issuance of shares in the Inmarsat Transaction and an amendment to our certificate of incorporation to increase the number of shares of our common stock authorized for issuance. The Purchase Agreement contains certain termination rights for both us and certain of the Sellers and further provides that, upon termination of the Purchase Agreement under certain circumstances, we may be obligated to pay a termination fee of up to $200.0 million or to reimburse certain out-of-pocket expenses of certain Sellers up to $40.0 million.

We have obtained financing commitments for an additional $1.6 billion of new debt facilities in connection with the Inmarsat Transaction (which may be secured and/or unsecured), which amount excludes the commitments that were obtained with respect to the $700.0 million term loan facility that we entered into on March 4, 2022 to fund our standalone growth expenditures (the Term Loan Facility). In light of the $299.3 million reduction in the cash purchase price payable in the Inmarsat Transaction, we currently expect to incur $1.3 billion of additional indebtedness under these commitments. However, the total amount of indebtedness incurred under these commitments may change, including in the event that available cash from other sources is higher than expected. We also plan to assume $2.1 billion in principal amount of Inmarsat senior secured bonds and the outstanding indebtedness under Inmarsat’s $2.4 billion senior secured credit facilities. In addition, we obtained commitments of $3.2 billion to backstop certain amendments required under our revolving credit facility (the Revolving Credit Facility) and our direct loan facility with the Export-Import Bank of the United States (the Ex-Im Credit Facility and, together with the Term Loan Facility and the Revolving Credit Facility, the Credit Facilities) and Inmarsat’s $2.4 billion senior secured credit facilities, which amendments had been obtained under the Revolving Credit Facility and Inmarsat’s $2.4 billion senior secured credit facilities as of the date of this report.

Other Acquisitions

On April 30, 2021, we completed our acquisition of the remaining 51% interest in EBI, a satellite broadband internet service provider in Europe, Middle East and Africa (EMEA), from Eutelsat. We paid approximately $167.0 million in cash, net of what is currently estimated to be an immaterial amount of estimated purchase price consideration (net of approximately $121.7 million of EBI’s cash on hand, resulting in a cash outlay of approximately $51.0 million).

On April 30, 2021, we completed our acquisition of RigNet, a leading provider of ultra-secure, intelligent networking solutions and specialized applications. In connection with the acquisition, we issued approximately 4.0 million shares of our common stock to RigNet former shareholders, paid down $107.3 million of outstanding borrowings of RigNet’s revolving credit facility, and retained approximately $20.6 million of RigNet’s cash on hand.

The assets and results of operations of EBI and RigNet are primarily included in our satellite services segment, with insignificant amounts included in our commercial networks segment.

Segments

Satellite Services

Our satellite services segment uses our proprietary technology platform to provide satellite-based high-speed broadband services around the globe for use in commercial applications.

Our proprietary Ka-band satellites are at the core of our technology platform, and we also have access to a number of Ka-band and Ku-band satellites in service globally. We own four Ka-band satellites in service — three over North America (our second-generation ViaSat-2 satellite (launched in 2017), our first-generation ViaSat-1 satellite (launched in 2011) and the WildBlue-1 satellite (launched in 2007)), and the KA-SAT satellite (launched in 2010) over EMEA. In addition, we have lifetime leases of Ka-band capacity on two satellites. We are also planning to launch a global constellation of three third-generation ViaSat-3 class satellites currently under construction. We expect our ViaSat-3 constellation, once in service, to provide approximately eight times the capacity of the ViaSat-1 and ViaSat-2 satellites combined and to enable us to deliver affordable connectivity across most of the world.

The primary services offered by our satellite services segment are comprised of:

•
Fixed Broadband Services, which provide consumers and businesses with high-speed, high-quality broadband internet access and Voice over Internet Protocol (VoIP) services, primarily in the United States as well as in various countries in Europe and Latin America. Our service offerings include premium data plans with download speeds of up to 100 Mbps in select areas in the United States. We also offer wholesale and retail fixed broadband services to our distribution partners.
•
In-Flight Services, which provide industry-leading IFC, wireless in-flight entertainment (W-IFE) and aviation software services to commercial airlines and private business jets. The data capacity of our IFC systems enables all passengers and crew to receive in-flight internet service in the air similar to the internet service available on the ground, supporting applications such as high-speed web browsing, streaming and social media applications. Our W-IFE service is a cloud-based platform providing passengers with access to a wide range of premium entertainment, video and information services maintained on an onboard server and wirelessly delivered direct to passengers’ own devices. As of March 31, 2022, our IFC systems were installed and in service on approximately 1,910 commercial aircraft, of which, due to impacts of the COVID-19 pandemic, approximately 80 were inactive at fiscal year end. We anticipate that approximately 970 additional commercial aircraft under existing customer agreements with commercial airlines will be put into service with our IFC systems. However, the timing of installation and entry into service for additional aircraft under existing customer agreements may be delayed due to COVID-19 impacts. Additionally, due to the nature of commercial airline contracts, there can be no assurance that anticipated IFC services will be activated on all such additional commercial aircraft.
•
Prepaid Internet Services, which offer innovative, affordable, satellite-based connectivity in communities that have little or no access to the internet. The services help foster digital inclusion by enabling millions of people to connect to affordable high-quality internet services via a centralized community hotspot connected to the internet via satellite. We provide Prepaid Internet services in multiple regions in Mexico and Brazil and are trialing services in advance of full service launch in various other countries in South America and Central America.
•
Other Mobile Broadband Services, which include high-speed, satellite-based internet services to seagoing vessels, such as energy offshore vessels, cruise ships, consumer ferries and yachts. In addition, we offer L-band managed services enabling real-time machine-to-machine (M2M) position tracking, management of remote assets and operations and visibility into critical areas of the supply chain. Our high-performance M2M terminals are used for a broad range of applications including emergency response, oil and gas pipeline monitoring, mobile fleet management and high-value asset tracking.
•
Energy Services, which include ultra-secure solutions spanning global IP connectivity, bandwidth-optimized over-the-top applications, satellite-based managed services across multiple satellite frequency bands (Ku- and Ka-band), industrial Internet-of-Things big data enablement and industry-leading machine learning analytics. These services support the evolution of digital enablement, and primarily result from our acquisition of RigNet in April 2021.

Our ViaSat-3 class satellites are our third-generation, high-capacity Ka-band satellite design and are expected to further improve the speed, availability and cost-efficiency of our proprietary Ka-band satellite network. The satellites will have significantly greater data capacity and geographic coverage than our second-generation ViaSat-2 satellite. Our third-generation satellite design has enhanced ability to flexibly and dynamically allocate capacity by service, time and geography, allowing us to allocate our satellite capacity to markets where bandwidth usage demands and returns are highest. The first ViaSat-3 class satellite is intended to cover the Americas, the second to cover the EMEA region, and the third to cover the Asia Pacific (APAC) region. We are continuing to make good progress on our ViaSat-3 constellation despite delays experienced as a result of the impact of COVID-19 on supply chains and labor availability challenges since the latter part of calendar year 2020. The upcoming launch of the ViaSat-3 (Americas) satellite is anticipated to support the commencement of commercial service on the satellite in the fourth quarter of fiscal year 2023, based on the current target launch date. The actual launch date of the satellite will be dependent on the completion of deliverables by our contract manufacturers, subcontractors and other third-party service providers, available launch windows and other variables.

We believe that growth in our satellite services segment will be driven in the coming years by continued demand for high-speed broadband services across the globe, driven by continued increases in the number of internet users, applications and connected devices. This presents opportunities across a number of Viasat satellite services businesses, including residential, business internet and prepaid internet services. Further growth in our in-flight services business is expected to be driven by the installation of our IFC systems on additional commercial aircraft and the expansion of airlines and flight routes covered by the footprint of our satellite fleet following the launch of our ViaSat-3 constellation. However, we expect that our anticipated growth will be partially offset by ramping start-up expenses in new international and vertical markets and ground network infrastructure investments associated with the launch of our ViaSat-3 constellation, and that growth in our U.S. fixed broadband business will be affected by capacity constraints ahead of the launch of commercial service of the ViaSat-3 (Americas) satellite.

During the COVID-19 pandemic, we experienced increased demand for our premium high-speed plans in our fixed broadband services business, reflecting customers’ increased bandwidth needs in a remote working/distance schooling environment. However, the pandemic also caused a severe decline in global air traffic, which reduced demand for our in-flight services and IFC systems in our satellite services and commercial networks segments, respectively. While domestic airline traffic increased during calendar year 2021 (with increased planes in service and passenger volumes), global airline traffic has not yet recovered to pre-pandemic levels. We expect to continue to see some negative impacts on revenues and operating cash flows from our IFC businesses in fiscal year 2023 and potentially beyond, but for the effects to continue to lessen over time with increases in passenger air traffic and the return to service of additional currently inactive aircraft. In fiscal year 2020, prior to the pandemic, less than 10% of our total revenues were generated by services and products provided to commercial airlines reported in our satellite services and commercial networks segments. The extent of the impact of the COVID-19 pandemic on our business in fiscal year 2023 and potentially beyond will depend on many factors, including the duration and scope of the public health emergency, the extent, duration and effectiveness of containment actions taken, the extent of disruption to important global, regional and local supply chains and economic markets, and the impact of the pandemic on overall supply and demand, global air travel, consumer confidence, discretionary spending levels and levels of economic activity.

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

The primary products, systems, solutions and services offered by our commercial networks segment are comprised of:

•
Mobile Broadband Satellite Communication Systems, which include systems and products designed for use in aircraft and seagoing vessels, such as the IFC systems we install on business and commercial aircraft. These systems and products are designed to provide high-speed, cost-efficient broadband access to customers while on the move, and also utilize fixed broadband satellite infrastructure. The COVID-19 pandemic continues to impact our mobile broadband satellite communications system business, as global airline traffic has not yet recovered to pre-pandemic levels.
•
Fixed Broadband Satellite Communication Systems, which include next-generation satellite network infrastructure and ground terminals designed to enable satellite-based broadband access for residential, enterprise and Prepaid Internet hotspot users. Products and solutions in this category include space-to-earth connectivity systems, ground network infrastructure and user terminals. We also offer related products and services to enterprise customers to address bandwidth constraints, latency and other issues. In addition to commercial sales of these products and solutions, we also deploy our fixed broadband satellite communication systems to support our own fleet of proprietary Ka-band satellites.
•
Antenna Systems, which include state-of-the-art ground and airborne terminals, antennas and gateways for terrestrial and satellite customer applications (such as real-time Earth imaging and remote sensing services, mobile satellite communication, Ka-band earth stations and other multi-band antennas).
•
Satellite Networking Development, which includes specialized design and technology services covering all aspects of satellite communication system architecture and technology. Products and services include analysis, design and development of satellite and ground systems, semiconductor design for Application-Specific Integrated Circuit (ASIC) and Monolithic Microwave Integrated Circuit (MMIC) chips and network function virtualization, as well as modules and subsystems for various commercial, military and space uses.
•
Space System Design and Development, which includes the design and development of high-capacity Ka-band satellites and the associated satellite payload and antenna technologies for our own satellite fleet as well as for third parties. Our space system design and development products and services include architectures for GEO, MEO and LEO satellites and other small satellite platforms.

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

Our Strengths

We believe the following strengths position our business to capitalize on attractive growth opportunities in our business:

•
Innovation of Next-Generation Satellite and Space Technologies. We have a long history of innovation in next-generation satellite and space technologies. Our award-winning first-generation, high-capacity Ka-band spot-beam satellite, ViaSat-1, earned a Guinness World Records® title in 2013 as the highest-capacity communications satellite in the world at that time. Our second-generation ViaSat-2 satellite and its advanced ground network infrastructure significantly expanded our total data capacity and geographic reach, and support the flexible allocation of capacity to meet demand within the satellite’s footprint. By improving satellite speed, availability and geographic coverage area, our ViaSat-2 satellite enabled us to provide compelling premium retail service plans in select markets that can compete against traditional terrestrial broadband service providers and to significantly expand our IFC services business. In 2018, ViaSat-2 was selected as a winner in the ‘Space, Platforms’ category of Aviation Week’s 61st Annual Laureate Awards, honoring extraordinary achievements in the global aerospace arena. Our third-generation ViaSat-3 class satellites will offer a new satellite architecture with miniaturized electronics and more productive and efficient antenna designs. This new satellite design is expected to significantly expand the geographic coverage area and data capacity of each satellite and to further enhance our ability to flexibly and dynamically allocate capacity to match demand, resulting in greater speed, availability and cost-efficiency. Furthermore, we are now working on the design of our next-generation ViaSat-4 satellite system, which is expected to have even greater capacity with each satellite expected to be able to deliver multiple Terabits per second—yielding another significant productivity gain relative to our ViaSat-3 class satellites. We believe our history since inception of developing proprietary and innovative satellite technologies spanning spacecraft, ground infrastructure, user terminals and network design demonstrates that we possess the expertise and credibility required to serve the evolving technology needs of our customers whether on the ground, in the air or at sea.
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
•
Diversification of Business Model. Our business is highly diversified. Our fixed broadband services range from premium residential services at high data speeds to Prepaid Internet services designed to provide affordable internet access via satellite-powered centralized community hotspots in countries with significant unserved or underserved populations. Our IFC systems and services support high-speed broadband services for commercial, private and military aircraft around the globe. In addition, we offer software that combines cutting-edge artificial intelligence and machine learning to help customers digitally transform data into actionable results. We also sell complex satellite communication systems and products to communications service providers, enterprises and government users, and in our government systems segment we offer a portfolio of military tactical data link, cybersecurity and information assurance products and services. This diversification in product and service offerings, customer base and market segment helps to reduce our exposure to fluctuations in any of the individual markets we serve and to provide resilience in our business performance in times of economic or political disruption. For example, during fiscal year 2021, revenue impacts to our commercial aviation business in our satellite services and commercial networks segments resulting from the global disruption in the airline industry caused by the COVID-19 pandemic were offset by strong demand in our fixed broadband services business and other parts of our business.
•
Broad Array of Broadband Service Offerings, Tailored to Market Demand. Our proprietary Ka-band satellite network provides the platform for us to provide a broad array of satellite-based high-quality, high-speed broadband services with multiple applications. Our offerings include fixed broadband services to residential and enterprise customers, market-leading mobility services to aircraft utilizing our IFC systems, and Prepaid Internet services that provide affordable and reliable high-speed connectivity via satellite-powered centralized community hotspots in unserved and underserved areas. In the U.S. residential broadband market, our

ViaSat-2 satellite supports retail service plans offering data capacity in select markets of up to 100 Mbps. We expect our ViaSat-3 satellites to support a wide array of premium service offerings in more geographic areas. Our IFC services enable connectivity services to be provided to more passengers and crew on more flights, across commercial and business aircraft, and the ability to leverage high-capacity internet services such as streaming video. Our IFC services have received numerous awards and accolades, including the 2022 APEX Passenger Choice Award Winner for Best Wi-Fi (for our services on Delta Air Lines), 2019 APEX Global Passenger Choice Award Winner and 2018 APEX Regional Passenger Choice Award Winner for Best Wi-Fi (for our services on JetBlue). These awards were tallied from passenger-submitted data, showcasing the power of the Viasat internet platform to deliver exceptional IFC services. In 2015, Viasat’s IFC systems received the Crystal Cabin Award for the best Passenger Comfort System, the Excellence in Avionics Award for In-Flight Connectivity Innovation and the Via Satellite Excellence Award for Vertical Impact. The flexibility, high data throughput and broad geographic coverage area of our ViaSat-2 and our even more powerful ViaSat-3 class satellites (once in service), combined with our ability to dynamically allocate capacity based on demand, enable us to support a wide range of high-speed broadband services addressing multiple markets, provide innovative new services creating new market opportunities, tailor our service offerings to market needs, and compete more effectively in the markets we serve.
•
Diverse Portfolio of Market-Leading Military and Government Offerings. We are a leading provider of innovative communications, cybersecurity and information assurance products and solutions to the U.S. Government and other military and government users around the world. These products and services enable the transmission of secure real-time digital information and communications between fixed and mobile command centers, intelligence and defense platforms and individuals. Our portfolio of government and military offerings leverages our technological investments in our commercial business, and includes tactical data links, small satellite development, fixed and mobile satellite broadband systems and services, cybersecurity and information assurance products and services. Total new awards in our government systems segment grew from $460.9 million in fiscal year 2011 to $1.0 billion in fiscal year 2022, despite an uneven defense spending environment, reflecting the high demand for our diverse portfolio of products and services for military and government users. Our tactical data link products include our market-leading BATS-D AN/PRC-161 handheld Link 16 radios and STT KOR-24A 2-channel radios, which bridge the gap between air and ground forces by providing secure, reliable access to integrated air and ground data for improved situational awareness capabilities and support communications, and are capable of advanced concurrent multiple reception capabilities to enhance communications and reduce network congestion. Our small satellite development work is market leading and is designed to enable a new tactical space layer for our government customers, enabling increasingly advanced precision operations and maneuvering. For example, we are working with the Air Force Research Laboratory (AFRL) Space Vehicles XVI program to deliver and test the first-ever Link 16-capable LEO spacecraft. Our mobile satellite broadband offerings leverage our innovative satellite technologies and proprietary Ka-band satellite platform, allowing us to provide high-speed, high-quality internet services to government and military aircraft, ships and land vehicles. In September 2018, we were awarded an eight-year, firm fixed-price contract to provide in-flight broadband and connectivity services to U.S. Government Senior Leader and VIP aircraft. Our secure networking products and services include a broad portfolio of advanced, high-speed Type 1 encryption solutions that are capable of operating at speeds of up to 100 Gbps, as well as advanced cybersecurity products to secure information transmitted via the cloud. In February 2021, we received enhanced cybersecurity accreditation from the U.S. Department of Homeland Security (DHS) through their Enhanced Cybersecurity Services (ECS) program. As an accredited ECS provider, we will receive DHS-provided sensitive and classified cybersecurity threat indicators and information to defend U.S.-based public and private computer networks, including state and local governments, against unauthorized access, exploitation and data exfiltration.
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
o
Drive Efficiencies of Scale and Operations: We intend to continue to drive efficiencies in our businesses through our vertical integration strategy and increasing scale as we move into new and adjacent geographic, product and service markets. We optimize our satellite systems through our development of an end-to-end platform of next-generation Ka-band satellites, ground networking equipment and user terminals that enable the provision of a broad array of high-speed broadband services. Our ViaSat-3 class satellites are expected to further drive scale and operational efficiencies through their enhanced ability to efficiently and dynamically match supply and demand through the flexible allocation of capacity by service, time and geography within the satellite footprint, as well as through their expected global geographic reach.
•
Focus on Relentless Execution
o
Maintain Focus on Technology Leadership: We continue to focus on R&D to bring high-capacity, high-speed broadband communications to the global market. Our continued innovation in satellite system product development has been one of our hallmarks. We intend to maintain our leadership position in satellite systems, technologies and services, while continuing to expand our efforts in wireless communications, cloud networking and security. Our R&D efforts are supported by a global employee base that includes approximately 3,400 engineers and a culture that deeply values and supports innovation.
o
Follow Our Path of Proven Performance: We have an enviable track record for identifying and bringing to market impactful communications technologies in space systems. ViaSat-1 was the highest capacity communications satellite at the time of its launch; ViaSat-2 almost doubled the capacity of ViaSat-1; and the ViaSat-3 constellation is anticipated to have approximately eight times more capacity than the capacity of the ViaSat-1 and ViaSat-2 satellites combined and to enable us to deliver affordable connectivity across most of the world.
o
Customer-Centricity Evolution: We are focused on increasing our customer interactions and have incorporated new technologies, tools and learnings from artificial intelligence and machine learning to enhanced customer intimacy techniques and customer advisory councils. We strive to continue to improve our ongoing customer engagements through proactive response, deeper customer insights and enhanced customer exchanges. This is an ongoing effort that will continue to be an investment and nurture opportunity for us.

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
o
Target International Expansion. With the impending launch of our ViaSat-3 constellation, we have placed tremendous effort on growing our operations, sales/distribution, customer/partner base and regulatory framework globally. We continue to believe that international markets provide attractive opportunities for the long-term growth of our business. As worldwide demand for broadband connectivity continues to grow, we expect that our comprehensive offering of next-generation Ka-band satellites, advanced end-to-end communication systems and ground networking equipment and products, and their ability to enable a wide range of cost-effective, high-speed, high-quality broadband services, will be increasingly attractive internationally. Our ViaSat-2 satellite significantly expanded the geographic coverage area of our broadband services over North and Central America and the primary aeronautical and maritime routes across the Atlantic Ocean, allowing us to bring high-value in-flight services to many more commercial, business and government aircraft within the expanded satellite footprint and launch new, innovative ground-based services in new markets, such as our Prepaid Internet services using satellite-powered community hotspots. Ahead of the ViaSat-3 constellation launch, we have leveraged third-party partner satellites (such as Telebras in Brazil, Avanti in EMEA, nbn in Australia and China Satcom in China) to create a runway for Viasat to begin offering and trialing service plans internationally as well as build brand presence and name recognition. We have also undertaken a thoughtful approach to mergers and acquisitions to drive international expansion. For example, in the Inmarsat Transaction, Inmarsat’s existing satellite fleet would provide global coverage (including strong oceanic coverage and polar reach) and greater redundancy and resiliency for the combined company versus Viasat on a standalone basis. The acquisition of the remaining interest in EBI is expected to enable us to expand more effectively and rapidly in the EMEA region. Our recent acquisition of RigNet also positions us to further expand into new global markets, as RigNet has customers and operations globally. Finally, we expect our ViaSat-3 and ViaSat-4 global constellations will be enablers for the scalable, long-term global expansion of our business, providing the platform for us to deliver high-quality and affordable broadband connectivity worldwide. Demand profile differs by geographic market, reflecting geographic, economic, political, regulatory and other factors. However, the flexibility, high data capacity and broad geographic coverage area of our second- and third-generation proprietary Ka-band satellites allow us to tailor our service offerings for the opportunities and needs of different geographic markets.

•
Prioritize the End-User
o
Recognize Broadband Connectivity is a Means to an End, not an End in Itself. The value of a broadband network is in the applications it enables. With this understanding, we have worked closely with leading edge and content providers (including companies such as Apple, Facebook, fuboTV and the NBA, among others) to enhance end-users’ experiences with their online and streaming media services over our network, helping them leverage the potential of making affordable broadband available in places where it has never been. We also work with U.S. Government agencies, major airlines and others on multiple continents to help ensure end-users have great — and affordable — broadband experiences on our network. Our ViaSat-3 constellation will help meet increasing end-user demand and the need for global reach. In addition, we work with various international governments to help bring digital and social inclusion to their constituents through efficient satellite-enabled services such as our Prepaid Internet hotspots. By making broadband connectivity accessible to millions of people living in regions where traditional terrestrial and wireless internet services were either non-existent or cost prohibitive, we have been able to help generate positive socio-economic impacts — in education, e-commerce, finance, healthcare and more — at lower bandwidth costs.
•
Manage for the Long Term
o
Pursue Growth Through Strategic Alliances, Partnering Arrangements and Relationships. We actively seek strategic relationships and joint ventures with companies whose financial, marketing, operational or technological resources can accelerate the introduction of new technologies, service offerings and/or the penetration of new markets. For example, we have entered into strategic agreements in Brazil, Guatemala, Mexico and Peru with local partners to bring high-speed, affordable internet to unserved and underserved communities, which allows us to gain market insights and build brand awareness in advance of when our ViaSat-3 constellation will provide additional capacity to the region. In our government systems segment, we also regularly enter into teaming arrangements with other government contractors to more effectively capture complex government programs. We may continue to evaluate acquisitions of, or investments in, complementary companies, businesses, products or technologies to supplement our internal growth.
o
Encourage Safe Sustainable Access to Space. We strive to be a leader in bringing benefits of space technology to the world in a sustainable, responsible and inclusive way. We are focused on cooperating with a broad range of responsible nations and global partners to ensure safe, responsible and equitable access to space for all.

Our Customers

Our customer base is highly diversified. Customers of our satellite services segment reflect the diversity in our broadband service offerings and include residential customers, small and medium-sized businesses, enterprise customers, commercial airlines and Prepaid Internet hotspot users. Customers of our fixed broadband services are obtained through either our direct or partner distribution channels. The customers of our government systems and commercial networks segments include the DoD, the U.S. National Security Agency, the intelligence community, the U.S. Department of Homeland Security, FVEY and other allied foreign governments and militaries, select other U.S. federal, state and local government agencies, commercial and defense contractors, satellite network integrators, large communications service providers and enterprises requiring complex communications and networking solutions. We enter into government contracts either directly with U.S. or foreign governments, or indirectly through domestic or international partners or resellers. In our commercial networks segment, we also act as both a prime contractor and subcontractor for the sale of equipment and services.

Revenues from the U.S. Government as an individual customer comprised approximately 25%, 30% and 30% of total revenues for fiscal years 2022, 2021 and 2020, respectively. None of our other customers comprised 10% or more of total revenues in fiscal years 2022, 2021 and 2020.

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

Our federal government contracts are performed under cost-reimbursement contracts, time-and-materials contracts and fixed-price contracts. Cost-reimbursement contracts provide for reimbursement of costs and payment of a fee. The fee may be either fixed by the contract or variable, based upon cost control, quality, delivery and the customer’s subjective evaluation of the work. Under time-and-materials contracts, we receive a fixed amount by labor category for services performed and are reimbursed for the cost of materials purchased to perform the contract. Under a fixed-price contract, we agree to perform specific work, which may include product R&D, for a fixed price and, accordingly, realize the benefit or detriment to the extent that the actual cost of performing the work differs from the contract price. In fiscal year 2022, approximately 11% of our total government revenues were generated from cost-reimbursement contracts with the federal government or our prime contractors, less than 1% from time-and-materials contracts and approximately 89% from fixed-price contracts.

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

We conduct the majority of our R&D activities in-house and have R&D and engineering staff, which includes approximately 3,400 engineers worldwide. Our product development activities focus on products that we consider viable revenue opportunities to support all of our segments. We incurred $153.2 million, $115.8 million and $130.4 million during fiscal years 2022, 2021 and 2020, respectively, on independent research and development (IR&D) expenses, which comprise R&D not directly funded by a third party. Funded R&D contains a profit component and is therefore not directly comparable to IR&D. As a U.S. Government contractor, we also are able to recover a portion of our IR&D expenses, consisting primarily of salaries and other personnel-related expenses, supplies and prototype materials related to R&D programs.

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

Sales and Marketing

We have a sales presence in various domestic and international locations, and we sell our products and services both directly and indirectly through partners, as described below:

•
Satellite Services Sales Organization. Our satellite services sales organization for our broadband internet services sells through both direct and indirect channels. Our residential fixed broadband services are primarily sold directly to customers through our Viasat Internet website, sales call centers and active retail dealers. We utilize extensive dealer networks across the United States, as well as in each country where residential fixed broadband services are offered. Our Prepaid Internet services are sold through local distribution partnerships. Our business internet offerings are sold through a mix of direct sales personnel who work with enterprises and a network of enterprise-focused master agents and wholesale distribution partners. Our commercial aviation offerings are sold direct to airlines, and our business aviation offerings are sold through direct sales and business development personnel as well as through aviation-focused value-added resellers. Our maritime service offerings are sold through direct and indirect value-added reseller partners targeting a variety of maritime commercial prospects. In each case, our focus is to identify business opportunities and develop solutions for the unique needs of each customer segment.
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

Our marketing team works closely with our corporate and segment leadership, customer account executives, and business development, sales and operations organizations to increase the awareness of the Viasat brand through a mix of positive program performance, agile, results-oriented multichannel marketing campaigns that reflect new and evolving customer journeys, public relations, paid media, live and virtual trade show participation and conference speaking engagements that keep the market current on our services, products and features. Viasat products and services, both in the U.S. and internationally, are typically sold under one unified master global brand, using a single logo and visual identity system. Our marketing team also identifies and sizes new and adjacent target markets for our products and services, creates awareness of our company and our portfolio of offerings, and generates contacts and leads within these targeted markets.

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

In our satellite services segment, we face competition for fixed broadband services both from existing competitors and emerging technologies. Our fixed broadband service offerings compete with broadband service offerings from wireline and wireless telecommunications companies, including cable companies, fiber and DSL companies, satellite companies and fixed wireless companies. Many of our competitors are larger than us, have substantial capital resources, have greater brand recognition, have access to spectrum or technologies not available to us, or are able to offer bundled service offerings that we are not able to duplicate, all of which may reduce demand for our broadband services. This has in part driven our strategic focus on suburban and rural geographies outside of the cable and fiber competitive footprint. New entrants, some with significant financial resources and new emerging technologies (including terrestrial and space-based networks, such as LEO and MEO constellations) also compete with our broadband service offerings. Additionally, wireless telecommunications carriers such as AT&T, T-Mobile and Verizon are currently offering unlimited wireless data plans and fixed wireless services that could attract our existing and future fixed broadband subscribers. Our IFC and W-IFE service offerings compete against air-to-ground mobile services and other satellite-based services, such as the services offered by Anuvu (formerly Global Eagle), Gogo, Inmarsat, Intelsat, SES, SpaceX, Thales Group, SmartSky, Iridium and Panasonic Avionics Corporation, among others.

In our commercial networks segment, we compete with numerous other providers of satellite and terrestrial communications systems, products and equipment, including: CPI Antenna Systems Division, Comtech, EchoStar (Hughes Network Systems), General Dynamics, Gilat, iDirect Technologies, Newtec, L3Harris, Panasonic Avionics Corporation, Safran Aerosystems, Space Systems/Loral (SS/L) (MAXAR), SpaceX and Thales Group. In addition, some of our customers continuously evaluate whether to develop and manufacture their own products and could elect to compete with us at any time.

Within our government systems segment, we generally compete with government communications service providers and manufacturers of defense electronics products, systems or subsystems, such as BAE Systems, Collins Aerospace, General Dynamics, Inmarsat, Intelsat, Iridium, Eutelsat, OneWeb, SES, SpaceX, Telesat, L3Harris, EchoStar (Hughes Network Systems) and similar companies. We may also compete directly with the largest defense prime contractors, including Boeing, Lockheed Martin, Northrop Grumman and Raytheon Technologies Corporation. In many cases we partner with our competitors, and therefore maintaining an open and cooperative relationship is important.

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

Contract manufacturers produce products for many different customers and are able to pass on the benefits of large-scale manufacturing to their customers. These manufacturers are able to produce high quality products at lower costs by: (1) exercising their high-volume purchasing power, (2) employing advanced and efficient production equipment and capital intensive systems whose costs are leveraged across their broad customer base, and (3) using a cost-effective skilled workforce. Our primary contract manufacturers include Benchmark, IEC Electronics Corporation, L3Harris, Microelectronics Technology, Plexus, Regal Technology Partners and Sanmina.

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

Universal Service and other Broadband Subsidies. Certain of our services may constitute the provision of telecommunications to, from or within the United States, and may require us to contribute a percentage of our revenues from such services to universal service support mechanisms that subsidize the provision of services to low-income consumers, high-cost areas, schools, libraries and rural health care providers. This percentage is set each calendar quarter by the FCC, and currently is 23.8%. Current FCC rules permit us to pass this universal service contribution through to our customers. The FCC has established universal service funding mechanisms to support the provision of voice and broadband services in certain high-cost areas of the United States. These supporting mechanisms are known as the Connect America Fund (CAF) and the Rural Digital Opportunity Fund (RDOF). In addition, under the new Broadband Equity, Access, and Deployment (BEAD) program, funding for broadband service is expected to be distributed by U.S. states and territories under the oversight and administration of the National Telecommunications and Information Administration (NTIA). Among other things, the CAF, RDOF and BEAD mechanisms provide, or will likely provide, support to terrestrial service providers under terms and conditions that are not available to satellite-based service providers. The CAF and RDOF mechanisms could provide other service providers a competitive advantage in providing broadband services in supported areas, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, Viasat has been selected as the winning bidder with respect to $122.5 million in support under the CAF program to serve certain portions of the country, and must comply with federal and state obligations imposed in connection with such support.

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

In January 2018, the FCC adopted an order restoring the classification of broadband internet access service as a lightly regulated information service, ending the Title II regulatory approach adopted in 2015. The order eliminated explicit requirements against blocking or throttling traffic and paid prioritization of traffic. At the same time, the FCC maintained the consumer disclosure requirements with some modifications and acknowledged the jurisdiction of the Federal Trade Commission to enforce consumer protection measures. The 2018 order was largely upheld by the D.C. Circuit, though it may be revisited by the FCC in the future. In addition, legislative proposals that would restore net neutrality requirements are being considered in Congress, and some states have recently adopted portions of the net neutrality requirements. Some legislative actions at the state level are being challenged in courts on federal preemption and other grounds. We cannot predict the outcome of these pending lawsuits or regulatory and legislative efforts, or any resulting impact on ISPs.

Privacy and Data Security. We are subject to federal and state laws concerning the privacy of consumers and the security we apply to their personal information. Certain of these laws provide privacy protections for certain types of personal information related to our voice services (referred to by such laws as customer proprietary network information). The Federal Trade Commission also oversees consumer privacy and data security more broadly through its authority to take enforcement action for unfair or deceptive practices, and state consumer protection laws can prompt review of privacy practices by state attorneys general. In addition, certain states have established specific consumer privacy and data security requirements, including the California Consumer Privacy Act (CCPA) and the California Privacy Rights Act that will amend the CCPA in January 2023, which combined give California residents, among other things, the right to receive certain disclosures regarding the collection, use, and disclosure of personal information, as well as rights to access, delete, and restrict the sale and sharing of certain personal information collected about them by us and our service providers. State laws continue to multiply and evolve, and as various states pass their own comprehensive privacy laws, we and our business customers and partners could be exposed to additional regulatory complexities and obligations. Many states also have enacted security breach notification laws requiring notice to consumers and government agencies upon disclosure of certain information to an unauthorized party resulting from a security breach; in addition, the SEC is considering enhanced requirements related to the reporting of material cybersecurity incidents.

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

We are also subject to certain other forms of foreign regulation in connection with our provision of communications services. In the area of privacy, we are subject to existing, new, and evolving laws and regulations in the markets in which we operate. For instance, certain of our business units are subject to the European Union’s (EU) General Data Protection Regulation (GDPR), which imposes transparency, accountability, data protection, cross-border data transfer, and other obligations on Viasat both as a data controller and a data processor of the personal data of individuals in the EU. Privacy laws and regulations can be subject to differing interpretations and may be inconsistent among jurisdictions. Certain foreign jurisdictions in which we operate also impose requirements related to network management practices, cooperation with local law enforcement agencies, and other matters. A smaller number of foreign jurisdictions in which we operate have adopted laws enabling the government to suspend ISP services in the country.

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

Seasonality

In our satellite services segment, historically subscriber activity for our fixed broadband services has been influenced by seasonal effects related to traditional retail selling periods, with new sales activity generally anticipated to be higher in the second half of the calendar year. However, sales activity and churn can be strongly affected by other factors which may either offset or magnify any anticipated seasonal effects, including availability of capacity, promotional and subscriber retention efforts, changes in our resellers, distributors and wholesalers, changes in the competitive landscape, economic conditions, and changes in credit check and subscriber approval processes. In addition, we typically see increased demand for our IFC services from airline passengers during peak holiday travel periods.

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

We webcast our earnings calls and post the materials used in meetings with members of the investment community on the Investor Relations section of our website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events and press and earnings releases on the Investor Relations section of our website. We also use the Investor Relations section of our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the Investor Relations section of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts. Information relating to our corporate governance, including our certificate of incorporation, bylaws, corporate governance guidelines, board committee charters and guide to business conduct, is also included on the Investor Relations section of our website. The information contained on, or that may be accessed through, our website is neither incorporated by reference into nor made a part of this report.

Human Capital

As of March 31, 2022, we employed approximately 7,000 individuals worldwide, with 84% of our workforce located in the United States. We consistently engage with our employees and generally consider the relationships with our employees to be positive, with a significant majority stating that they are proud to work at Viasat. Competition for technical personnel in our industry is intense. We believe our future success depends in part on our continued ability to attract, hire, engage and retain qualified personnel.

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

Executive Officers

Set forth below is information concerning our executive officers and their ages:

Name	Age	Position
Mark Dankberg	67	Executive Chairman
Richard Baldridge	64	President & Chief Executive Officer and Board Director
Doug Abts	48	Senior Vice President, Strategic Planning and Corporate Development
Robert Blair	48	Senior Vice President, General Counsel and Secretary
Girish Chandran	57	Vice President and Chief Technical Officer
Evan Dixon	41	President, Global Fixed Broadband
James Dodd	60	Senior Vice President and President, Global Enterprise & Mobility
Shawn Duffy	52	Senior Vice President and Chief Financial Officer
Kevin Harkenrider	66	Executive Vice President and Chief Operating Officer
Melinda Kimbro	49	Senior Vice President, People & Culture and Chief People Officer
Keven Lippert	50	Executive Vice President, Strategic Initiatives and Chief Commercial Officer
Craig Miller	50	President, Government Systems
Mark Miller	62	Executive Vice President and Chief Technical Officer
Krishna Nathan	60	Chief Information Officer
David Ryan	67	Senior Vice President and President, Space & Commercial Networks

Mark Dankberg is a founder of Viasat and has served as Executive Chairman since November 2020, and previously served as Chairman of the Board and Chief Executive Officer of Viasat since its inception in May 1986. Mr. Dankberg provides Viasat with significant operational, business and technological expertise in the satellite and communications industry, and intimate knowledge of the issues facing our management. Mr. Dankberg also has significant expertise and perspective as a member of the boards of directors of companies in various industries, including communications. Mr. Dankberg currently serves on the board of Lytx, Inc., a privately-held company that provides fleet safety management solutions. Prior to founding Viasat, he was Assistant Vice President of M/A-COM Linkabit, a manufacturer of satellite telecommunications equipment, from 1979 to 1986, and Communications Engineer for Rockwell International Corporation from 1977 to 1979. Mr. Dankberg holds B.S.E.E. and M.E.E. degrees from Rice University.

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

Doug Abts joined Viasat in September 2015 as Vice President, Strategic Development for Broadband Services. From May 2017 to December 2021, Mr. Abts led Viasat’s Global Mobility business through a period of tremendous growth. He was appointed Senior Vice President of Strategic Planning and Corporate Development in December 2021. In this role, he is responsible for implementing Viasat's strategic vision through business performance planning, competitive environment review and prioritization of financial and non-financial resources around strategic investment opportunities. Mr. Abts has more than 25 years of experience in the areas of general management, finance, business development, operations, M&A and strategic planning. From 2010 to 2015, he served on the management team of Bridgepoint Education as Executive Vice President, Strategy and Corporate Development. From 2003 to 2010, he operated in key management and business development roles at Science Applications International Corporation, as the company transitioned from employee ownership to being listed on the New York Stock Exchange. Mr. Abts also served with distinction as an Operations Officer and Platoon Commander in the U.S. Navy SEAL Teams from 1995 to 2001. He holds an M.B.A. degree from Harvard Business School and a B.A. degree in Economics and Communication from Stanford University.

Robert Blair joined Viasat in May 2008 as Assistant General Counsel. In April 2009, Mr. Blair was appointed Associate General Counsel and in 2014 was appointed Vice President and Deputy General Counsel. In May 2017, Mr. Blair served as Vice President, General Counsel and Secretary beginning in May 2017 and assumed his current position as Senior Vice President, General Counsel and Secretary in December 2021. In addition, Mr. Blair has served as a director of the San Diego Regional Economic Development Corporation since 2015. Prior to joining Viasat, Mr. Blair was an associate at the law firm of Latham & Watkins LLP. Mr. Blair holds a J.D. degree from Stanford University and A.B. degrees in Broadcast Journalism and Policy Studies from Syracuse University.

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

Evan Dixon joined Viasat in 2015 and served as Deputy CEO and Chief Marketing Officer of Euro Broadband Infrastructure Sàrl (which was at that time 49% owned by Viasat). In March 2018, he was appointed Vice President and General Manager of Viasat Europe, and in March 2020, he was appointed President, Global Fixed Broadband. Mr. Dixon previously held senior management positions at DIRECTV, a satellite television company, and AT&T Inc., a telecommunications company. Mr. Dixon holds a B.S. degree in Business Administration from the University of Colorado and an M.B.A. degree from Pepperdine University.

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

Kevin Harkenrider joined Viasat in October 2006 as Director — Operations, served as Vice President — Operations from January 2007 until December 2009, served as Vice President of Viasat and Chief Operating Officer of Viasat Communications Inc. from December 2009 to April 2011, as Senior Vice President — Infrastructure Operations from April 2011 to May 2012, as Senior Vice President — Broadband Services from May 2012 to May 2015, as Senior Vice President — Commercial Networks from May 2015 to May 2018, as Senior Vice President and President, Broadband Systems from May 2018 until March 2020, and as Executive Vice President – Global Operations and Chief Operations Officer from March 2020 until November 2021. Mr. Harkenrider assumed his current position as Executive Vice President and Chief Operating Officer in November 2021. Prior to joining Viasat, Mr. Harkenrider served as Account Executive at Computer Sciences Corporation from 2002 through October 2006. From 1992 to 2001, Mr. Harkenrider held several positions at BAE Systems, Mission Solutions (formerly GDE Systems, Marconi Integrated Systems and General Dynamics Corporation, Electronics Division), including Vice President and Program Director, Vice President — Operations and Vice President — Material. Prior to 1992, Mr. Harkenrider served in several director and program manager positions at General Dynamics Corporation. Mr. Harkenrider holds a B.S. degree in Civil Engineering from Union College and an M.B.A. degree from the University of Pittsburgh.

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

Keven Lippert joined Viasat in May 2000 as Associate General Counsel and Assistant Secretary. In April 2007, he was appointed Viasat’s Vice President, General Counsel and Secretary, in 2012 he was appointed Senior Vice President — General Counsel and Secretary, and in June 2014 he was appointed Executive Vice President — General Counsel and Secretary. In May 2017, he was appointed President, Broadband Services and Chief Legal Officer, and in May 2018, he was appointed Executive Vice President, Corporate Development and Chief Administrative Officer. Effective September 2018, he assumed his current position as Executive Vice President, Strategic Initiatives and Chief Commercial Officer. Prior to joining Viasat, Mr. Lippert was a corporate associate at the law firm of Latham & Watkins LLP. Mr. Lippert holds a J.D. degree from the University of Michigan and a B.S. degree in Business Administration from the University of California, Berkeley.

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

Risks Related to Our Satellites and Business

Our Operating Results Are Difficult to Predict

Our operating results have varied significantly from quarter to quarter in the past and may continue to do so in the future. Factors that cause our quarter-to-quarter operating results to be unpredictable include the status of satellite-related activities (including the construction, launch and bringing into service of satellites and the associated levels of investment); impact of any construction or launch delays, operational or launch failures or other disruptions to our satellites; timing, quantity and mix of products and services sold; unpredictability or length of procurement processes; timing of customer payments; cost overruns; and impact of one-time charges. Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, financial condition and results of operations that could adversely affect our stock price.

Satellite Failures or Degradations in Satellite Performance Could Affect Our Business, Financial Condition and Results of Operations

Satellites utilize highly complex technology, operate in the harsh environment of space and are subject to significant operational risks while in orbit. These risks include malfunctions (commonly referred to as anomalies), such as malfunctions in the deployment of subsystems and/or components, interference from electrostatic storms, and collisions with meteoroids, decommissioned spacecraft or other space debris. Anomalies can occur as a result of various factors, including satellite manufacturer error, problems with the power or control sub-system of a satellite or general failures caused by the harsh space environment. Our satellites have experienced various anomalies in the past and we will likely experience anomalies in the future. Any single anomaly or other operational failure or degradation on the satellites we use could have a material adverse effect on our business, financial condition and results of operations. Anomalies may also reduce the expected useful life of a satellite, thereby creating additional expense due to the need to provide replacement or backup capacity, which may not be available on reasonable economic terms, a reasonable schedule or at all. In addition, anomalies may cause a reduction of the revenues generated by the applicable satellite or the recognition of an impairment loss, and could lead to claims from third parties for damages. Finally, anomalies may adversely affect our ability to insure our satellites at commercially reasonable premiums or terms, if at all. While some anomalies are covered by insurance policies, others may not be covered or may be subject to large deductibles. Although our satellites have redundant or backup systems and components that operate in the event of an anomaly, operational failure or degradation of primary critical components, these redundant or backup systems and components are subject to risk of failure similar to those experienced by the primary systems and components. The occurrence of a failure of any of these redundant or backup systems and components could materially impair the useful life, capacity, coverage or operational capabilities of the satellite.

Satellites Have a Finite Useful Life, and Their Actual Operational Life May Be Shorter than Their Design Life

Our ability to earn revenues from our satellite services depends on the continued operation of the satellites we own and operate or use. Each satellite has a limited useful life, referred to as its design life. There can be no assurance as to the actual operational life of a satellite, which may be shorter than its design life. A number of factors affect the useful lives of the satellites, including the quality of design and construction, durability of component parts and back-up units, the ability to continue to maintain proper orbit and control over the satellite’s functions, the efficiency of the launch vehicle used, consumption of on-board fuel, degradation and durability of solar panels, the actual space environment experienced and the occurrence of anomalies or other in-orbit risks affecting the satellite. In addition, continued improvements in satellite technology may make satellites obsolete prior to the end of their operational life.

New or Proposed Satellites Are Subject to Significant Risks Related to Construction and Launch that Could Limit Our Ability to Utilize these Satellites

Satellite construction and launch are subject to significant risks, including construction delays, manufacturer error, cost overruns, regulatory conditions or delays, unavailability of launch opportunities, launch failure, damage or destruction during launch and improper orbital placement, any of which could result in significant additional cost or materially impair the useful life, capacity, coverage or operational capabilities of the satellite. Unlike our ViaSat-1 and ViaSat-2 satellites, which were constructed in their entirety by the satellite manufacturer, we are constructing the payload for our ViaSat-3 class satellites ourselves at our own facilities, with Boeing then integrating the completed payload into the satellite bus at their facilities. The technologies in our satellite designs are also very complex, and there can be no assurance that the technologies will work as we expect or that we will realize any or all of their anticipated benefits. We have in the past identified construction-related issues in our satellites. For example, our ViaSat-2 satellite experienced an antenna deployment issue which reduced its output capabilities. We have also experienced delays in satellite construction and launch, such as the delay in launching our ViaSat-2 satellite caused by civil unrest in French Guiana (the location of the satellite launch) and the construction delays in our ViaSat-3 satellites caused by the COVID-19 pandemic. If satellite construction schedules are not met or other events prevent satellite launch on schedule, a launch opportunity may not be available at the time the satellite is ready to be launched. In addition, delays in construction or launch could impact our ability to meet milestone conditions in our satellite authorizations and/or to maintain the rights we may enjoy under various ITU filings. A launch failure may result in significant delays because of the need both to construct a replacement satellite and to obtain other launch opportunities. The overall historical loss rate in the satellite industry for all launches of commercial satellites in fixed orbits in the last five years is estimated by some industry participants to be approximately 1% but could at any time be higher. Launch vehicles may also under perform, in which case the satellite may still be able to be placed into service by using its onboard propulsion systems to reach the desired orbital location, but this would cause a reduction in its useful life. Moreover, even if launch is successful, there can be no assurance that the satellite will successfully reach its geostationary orbital slot and pass in-orbit testing prior to transfer of control of the satellite to us. The failure to implement our satellite deployment plan on schedule could have a material adverse effect on our business, financial condition and results of operations.

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

The policies covering our insured satellites will not cover the full cost of constructing and launching or replacing a satellite nor fully cover our losses in the event of a satellite failure or significant degradation. Moreover, such policies do not cover lost profits, business interruptions, fixed operating expenses, loss of business or similar losses, including contractual payments that we may be required to make under our agreements with our customers for interruptions or degradations in service. Our insurance contains customary exclusions, material change and other conditions that could limit recovery under those policies, and may contain exclusions for past satellite anomalies. Further, any insurance proceeds may not be received on a timely basis in order to launch a replacement satellite or take other remedial measures. In addition, the policies are subject to limitations involving uninsured losses, large satellite performance deductibles and policy limits.

The Markets in Which We Compete Are Highly Competitive and Our Competitors May Have Greater Resources than Us

The markets in which we compete are highly competitive and competition is increasing. In addition, because the markets in which we operate are constantly evolving and characterized by rapid technological change, it is difficult for us to predict whether, when and by whom new competing technologies, products or services may be introduced into our markets. Currently, we face substantial competition in each of our segments. See “Business–Competition” in Part I, Item 1 of this report for a discussion of the competitive environment in each of our segments. Many of our competitors have significant competitive advantages, including strong customer relationships, more experience with regulatory compliance, greater financial and management resources and access to technologies not available to us. Many of our competitors are also substantially larger than we are and may have more extensive engineering, manufacturing and marketing capabilities than we do. As a result, these competitors may be able to adapt more quickly to changing technology or market conditions or may be able to devote greater resources to the development, promotion and sale of their products. Our ability to compete in each of our segments may also be adversely affected by limits on our capital resources and our ability to invest in maintaining and expanding our market share.

The Global Business Environment and Economic Conditions Could Negatively Affect Our Business, Financial Condition and Results of Operations

Our business and operating results are affected by the global business environment and economic conditions, including changes in interest rates, consumer credit conditions, consumer debt levels, consumer confidence, rates of inflation, unemployment rates, energy costs, geopolitical issues and other macro-economic factors. For example, high unemployment levels or energy costs may impact our customer base in our satellite services segment by reducing consumers’ discretionary income and affecting their ability to subscribe for our broadband services. Our commercial networks segment similarly depends on the economic health and willingness of our customers and potential customers to make and adhere to capital and financial commitments to purchase our products and services. During periods of slowing global economic growth or recession, our customers or key suppliers may experience deterioration of their businesses, cash flow shortages and difficulty obtaining financing or insolvency. Existing or potential customers may reduce or postpone spending in response to tighter credit, reduced consumer demand, negative financial news or declines in income or asset values, which could have a material negative effect on the demand for our products and services. For example, the business and financial condition of our commercial airline customers were materially impacted during the COVID-19 pandemic by the severe decline in global air travel. In addition, natural disasters, political instability, civil unrest, terrorist activity, acts of war, and public health issues such as the COVID-19 pandemic or epidemics could disrupt supplies and raise prices globally which, in turn, may have adverse effects on the world and U.S. economies. Any of these factors could result in reduced demand for, and pricing pressure on, our products and services, which could reduce our revenues and adversely affect our business, financial condition and results of operations.

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

Acquisitions such as the Inmarsat Transaction, Joint Ventures and Other Strategic Alliances May Have an Adverse Effect on Our Business; We May Fail to Realize the Anticipated Benefits of such Transactions

In order to position ourselves to take advantage of growth opportunities, from time to time we make strategic acquisitions and enter into joint ventures and other strategic alliances that involve significant risks and uncertainties. For example, during 2021 we announced the Inmarsat Transaction and closed the acquisitions of RigNet and EBI. Risks and uncertainties relating to the these transactions and any other acquisitions, joint ventures and other strategic alliances we may undertake include:

•
the difficulty in combining, integrating and managing newly acquired businesses or any businesses of a joint venture or strategic alliance in an efficient and effective manner;
•
the challenges in achieving the objectives, cost savings, synergies and other benefits expected from such transactions;
•
the risk of diverting resources and the attention of senior management from the operations of our business;
•
additional demands on management related to integration efforts or the increase in the size and scope of our company following an acquisition or to the complexities of a joint venture or strategic alliance, including challenges of coordinating geographically dispersed organizations and addressing differences in corporate cultures or management philosophies;
•
difficulties in the assimilation and retention of key employees and in maintaining relationships with present and potential customers, distributors and suppliers;
•
the lack of unilateral control over a joint venture or strategic alliance and the risk that joint venture or strategic partners have business goals and interests that are not aligned with ours, or the failure of a joint venture partner to satisfy its obligations or its bankruptcy or malfeasance;
•
costs and expenses associated with any undisclosed or potential liabilities of an acquired business;
•
delays, difficulties or unexpected costs in the integration, assimilation, implementation or modification of platforms, systems, functions (including corporate, administrative, information technology, marketing and distribution functions), technologies, infrastructure, and product and service offerings of the acquired business, joint venture or strategic alliance, or in the harmonization of standards, controls (including internal accounting controls), procedures and policies;
•
the risk that funding requirements of the acquired business, joint venture or combined company may be significantly greater than anticipated;
•
the risks of entering markets in which we have less experience; and
•
the risks of disputes concerning indemnities and other obligations that could result in substantial costs.

We may not achieve the anticipated growth, cost savings or other benefits from the Inmarsat Transaction or any other transaction we may undertake without adversely affecting current revenues and investments in future growth. Moreover, the anticipated growth, cost savings, synergies and other benefits of the Inmarsat Transaction or any other transaction we may undertake may not be realized fully, or at all, or may take longer to realize than expected. Additionally, we may inherit legal, regulatory, and other risks of the acquired business, whether known or unknown to us, which may be material to the combined company. Moreover, uncertainty about the effect of a pending transaction such as the Inmarsat Transaction on employees, suppliers and customers may have an adverse effect on us and/or the acquired business, which uncertainties may impair our or its ability to attract, retain and motivate key personnel, and could cause our or its customers, suppliers and distributors to seek to change existing business relationships with either of us. In addition, in connection with acquisitions, joint ventures or strategic alliances, we may incur debt, issue equity securities, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could cause our earnings per share to decline. In addition, companies such as Inmarsat that are private companies at the time of acquisition are not subject to reporting requirements and may not have accounting personnel specifically employed to review internal controls over financial reporting and other procedures or to ensure compliance with the requirements of the Sarbanes-Oxley Act of 2002. Bringing the legacy systems for these businesses into compliance with those requirements and integrating them into our compliance and accounting systems may cause us to incur substantial additional expense, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources.

Mergers, acquisitions, joint ventures and strategic alliances are inherently risky and subject to many factors outside of our control, and we cannot be certain that our previous or future acquisitions, joint ventures and strategic alliances will be successful and will not materially adversely affect our business, operating results or financial condition. We may not be able to successfully integrate the businesses, products, technologies or personnel that we might acquire in the future, and any strategic investments we make may not meet our financial or other investment objectives. Any failure to do so could seriously harm our business, financial condition and results of operations.

Our Reliance on U.S. Government Contracts Exposes Us to Significant Risks

Our government systems segment revenues typically represent a significant percentage of our total revenues, including close to half of our total revenues in prior years, and are derived primarily from U.S. Government applications. Therefore, any significant disruption or deterioration of our relationship with the U.S. Government would significantly reduce our revenues. U.S. Government business exposes us to various risks, including:

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

Our Success Depends on the Investment in and Development of New Broadband Technologies and Advanced Communications and Secure Networking Systems, Products and Services, as well as their Market Acceptance

Broadband, advanced communications and secure networking markets are subject to rapid technological change, frequent new and enhanced product and service introductions, product obsolescence and changes in user requirements. Our ability to compete successfully in these markets depends on our success in applying our expertise and technology to existing and emerging broadband, advanced communications and secure networking markets, as well as our ability to successfully develop, introduce and sell new products and services on a timely and cost-effective basis that respond to ever-changing customer requirements, which depends on numerous factors, including our ability to: continue to develop market-leading satellite technologies (including high-capacity Ka-band satellites and associated ground networks); continue to increase satellite capacity, bandwidth cost-efficiencies and service quality; develop and introduce competitive products, services and technologies with innovative features that differentiate our offerings from those of our competitors; successfully integrate our complex technologies and system architectures; and implement manufacturing and assembly processes and cost reduction efforts.

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

Because Our Products Are Complex and Are Deployed in Complex Environments, Our Products May Have Defects that We Discover Only After Full Deployment, which Could Seriously Harm Our Business

We produce highly complex products that incorporate leading-edge technology, including both hardware and software. Software typically contains defects or programming flaws that can unexpectedly interfere with expected operations. In addition, our products are complex and are designed to be deployed across complex networks, which in some cases may include over a million users. Because of the nature of these products, there is no assurance that our pre-shipment testing programs will be adequate to detect all defects. As a result, our customers may discover errors or defects in our hardware or software, or our products may not operate as expected after they have been fully deployed. If we are unable to cure a product defect, we could experience damage to our reputation, reduced customer satisfaction, loss of existing customers and failure to attract new customers, failure to achieve market acceptance, cancellation of orders, loss of revenues, reduction in backlog and market share, increased service and warranty costs, diversion of development resources, legal actions by our customers, product returns or recalls, issuance of credit to customers and increased insurance costs. Further, due to the high volume nature of our fixed broadband business, defects of products used in this business could significantly increase these risks. Defects, integration issues or other performance problems in our products could also result in financial or other damages to our customers. Our customers could seek damages for related losses from us, which could seriously harm our business, financial condition and results of operations. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly. The occurrence of any of these problems would seriously harm our business, financial condition and results of operations.

Our Reputation and Business Could Be Materially Harmed as a Result of Data Breaches, Data Theft, Unauthorized Access or Hacking

Our success depends, in part, on the secure and uninterrupted performance of our information technology systems. These systems may be subject to damage or interruption from, among other things, earthquakes, adverse weather conditions, other natural disasters, terrorist attacks, rogue employees, power loss, telecommunications failures and cybersecurity risks. An increasing number of companies have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on their computer networks. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Additionally, outside parties may attempt to induce employees or users to disclose sensitive or confidential information in order to gain access to data. If unauthorized parties gain access to our information technology systems, they may be able to misappropriate assets or sensitive information (such as personal information of our customers, business partners and employees), cause interruption in our operations, corrupt our data or computers, or otherwise damage our reputation and business. In such circumstances, we could be held liable to our customers or other parties, or be subject to regulatory or other actions for breaching privacy rules. On February 24, 2022, a cyberattack involving our KA-SAT network resulted in a partial interruption of consumer-oriented fixed broadband services provided through our KA-SAT satellite, affecting thousands of fixed broadband customers in Europe and North Africa. Based on our comprehensive investigation efforts to date, there is no evidence that any end-user data was accessed, nor is there any evidence that the KA-SAT satellite itself or its supporting satellite ground infrastructure was directly involved, impaired or compromised. Any compromise of our security could result in a loss of confidence in our security measures, and subject us to litigation, civil or criminal penalties, and negative publicity that could adversely affect our financial condition and results of operations. We could also suffer other negative consequences, including significant remediation costs, significant increased cybersecurity protection costs, loss of material revenues resulting from attacks on our satellites or technology, and the unauthorized use of proprietary information or the failure to retain or attract customers following an attack. Further, if we are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions, and expulsion from card acceptance programs, which could adversely affect our operations.

A Significant Portion of Our Revenues Is Derived from a Few of Our Contracts

A small number of our contracts account for a significant percentage of our revenues. Our five largest contracts generated approximately 20% of our total revenues in fiscal year 2022. The failure of these customers or any of our key distributors to place additional orders or to maintain their contracts with us for any reason, including any downturn in their business or financial condition or our inability to renew our contracts with these customers or obtain new contracts when they expire, could materially harm our business and impair the value of our common stock.

Our Development Contracts May Be Difficult for Us to Comply with and May Expose Us to Third-Party Claims for Damages, and We May Experience Losses from Fixed-Price Contracts

We are often party to government and commercial contracts involving the development of new products. We derived approximately 23% of our total revenues for fiscal year 2022 from these development contracts. These contracts typically contain strict performance obligations and project milestones. We cannot assure you we will comply with these performance obligations or meet these project milestones in the future. If we are unable to comply with these performance obligations or meet these milestones, our customers may terminate these contracts and, under some circumstances, recover damages or other penalties from us. We are not currently, nor have we always been, in compliance with all outstanding performance obligations and project milestones in our contracts. We cannot assure you that the other parties to any such contract will not terminate the contract or seek damages from us. If other parties elect to terminate their contracts or seek damages from us, it could materially harm our business and impair the value of our common stock.

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

Because We Conduct Business Internationally, We Face Additional Risks, including Risks Related to Global Political and Economic Conditions, Changes in Regulation and Currency Fluctuations

Approximately 15% of our total revenues in fiscal year 2022 were derived from international sales. Following the completion of the Inmarsat Transaction, we expect that a significantly greater percentage of our business and sales will be conducted internationally. Conducting business internationally involves additional risks, including unexpected changes in laws, policies and regulatory requirements (including regulations related to import-export control); increased cost of localizing systems in foreign countries; increased sales and marketing and R&D expenses; availability of suitable export financing; timing and availability of export licenses; imposition of taxes, tariffs, embargoes and other trade barriers; political and economic instability, including as a result of the United Kingdom’s “Brexit” withdrawal from the EU; issues related to the political relationship between the United States and other countries; fluctuations in currency exchange rates (including their effect on sales denominated in foreign currencies), foreign exchange controls and restrictions on cash repatriation; compliance with international laws and U.S. laws affecting the activities of U.S. companies abroad; challenges in staffing and managing foreign operations; difficulties in managing distributors; requirements for additional liquidity to fund our international operations; ineffective legal protection of our intellectual property rights in certain countries; potentially adverse tax consequences; potential difficulty in making adequate payment arrangements; and potential difficulty in collecting accounts receivable. In addition, some of our customer purchase agreements are governed by foreign laws, which may differ significantly from U.S. laws and we may be limited in our ability to enforce our rights under these agreements and to collect damages, if awarded. As a result of these and other risks, we may be unsuccessful in implementing our business plan for our business internationally, or we may not be able to achieve the revenues that we expect. If we are unable to address any of the risks described above, it could materially harm our business and impair the value of our common stock.

Due to the global nature of our operations, we are subject to the complex and varying tax laws and rules of many countries and have material tax-related contingent liabilities that are difficult to predict or quantify. We are also subject to tax audits, including with respect to transfer pricing, in the United States and other jurisdictions and our tax positions may be challenged by tax authorities. There can be no assurance that our current tax provisions will be settled for the amounts accrued, that additional tax exposures will not be identified in the future or that additional tax reserves will not be necessary for any such exposures. Any increase in the amount of taxation incurred as a result of challenges to our tax filing positions could result in a material adverse effect on our business, financial condition and results of operations.

Adverse Resolution of Litigation May Harm Our Operating Results or Financial Condition

We are a party to various lawsuits and claims in the normal course of our business. Moreover, acquisitions like the Inmarsat Transaction are frequently subject to litigation or other legal proceedings, including actions alleging that our board of directors breached their fiduciary duties to our stockholders by entering into the Purchase Agreement. Litigation can be expensive, lengthy and disruptive to normal business operations, including through the possible diversion of company resources or distraction of key personnel. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on our business, financial condition and results of operations.

Future Sales of Our Common Stock Could Lower Our Stock Price and Dilute Existing Stockholders

From time to time, we raise capital from equity financings and file universal shelf registration statements with the SEC for the future sale of an unlimited amount of common stock, preferred stock, warrants, rights, and other securities. For example, during fiscal year 2017 we sold 7.5 million shares of our common stock in an underwritten public offering, and during fiscal year 2021 we sold 4.5 million shares of our common stock to certain accredited investors in a private placement transaction exempt from registration under the Securities Act of 1933, as amended.

We may also issue additional shares of common stock to finance future acquisitions. For example, we have agreed to issue 46.36 million unregistered shares of our common stock as consideration in the Inmarsat Transaction, and during fiscal year 2022 we issued 4.0 million shares of our common stock as consideration for the acquisition of RigNet. Additionally, a substantial number of shares of our common stock are available for future sale pursuant to stock options, warrants or issuance pursuant to our 1996 Equity Participation Plan of ViaSat, Inc. and the ViaSat, Inc. Employee Stock Purchase Plan. Future issuances of shares may be dilutive to existing stockholders. We cannot predict the size of future issuances of our common stock or the effect, if any, that future sales and issuances of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares issued upon the exercise of stock options and warrants or in connection with acquisition financing), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

We Expect Our Stock Price to Be Volatile, and You May Lose All or Some of Your Investment

The market price of our common stock has been volatile in the past. For example, between April 1, 2019 and March 31, 2022, the market price of our common stock ranged from $97.31 to $25.10 (the low price occurred during the fourth quarter of fiscal year 2020, during a period when the COVID-19 pandemic drove significant volatility and dislocation in the stock market generally). Trading prices may continue to fluctuate in response to a number of events and factors, including quarterly variations in operating results (or operating results falling below the expectations of analysts and investors), significant announcements by us or our competitors (including with respect to technological innovations, satellite construction and launch activities, acquisitions and other material transactions), regulatory developments, or changes in market conditions in our industry or the economy as a whole. Any of these events may cause the market price of our common stock to fall. In addition, the stock market in general and the market prices for technology companies in particular have experienced significant volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance.

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

Moreover, our ability to utilize our net operating loss and tax credit carryforwards to offset future taxable income and reduce future cash tax liabilities would be negatively impacted if we were to experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the Code). In general terms, an “ownership change” can occur whenever the ownership of a company by one or more “5% shareholders” changes by more than 50 percentage points within a rolling three-year period. The determination of whether an ownership change has occurred for purposes of Section 382 of the Code is complex and requires significant judgment. Moreover, the number of shares of our common stock outstanding at any time for purposes of Section 382 of the Code may differ from the number of shares that we report as outstanding in our filings with the SEC. In the event that an ownership change occurs, our ability to utilize our net operating loss and tax credit carryforwards would be negatively impacted, which could have a material adverse effect on our business, financial condition and results of operations.

Provisions in Our Certificate of Incorporation and Bylaws, under Delaware Law and in Our Credit Facilities May Discourage, Delay or Prevent a Change in Control or Prevent an Acquisition of Our Business at a Premium Price

Some of the provisions of our certificate of incorporation, our bylaws and Delaware law could discourage, delay or prevent an acquisition of our business, even if a change in control of Viasat would be beneficial to the interests of our stockholders and was made at a premium price. These provisions permit the board of directors to increase its own size and fill the resulting vacancies, provide for a board comprised of three classes of directors with each serving a staggered three-year term, authorize the issuance of blank check preferred stock in one or more series, and prohibit stockholder action by written consent.

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

Our International Sales and Operations Are Subject to Applicable Laws Relating to Trade, Sanctions, Export Controls and Foreign Corrupt Practices, the Violation of Which Could Have a Material Adverse Impact on our Business

We must comply with all applicable export control laws and regulations of the United States and other countries. U.S. export and control laws and regulations applicable to us include the Arms Export Control Act, the International Traffic in Arms Regulations (ITAR), the Export Control Reform Act of 2018 (ECRA) and the Export Administration Regulations (EAR). The export of certain satellite hardware, software services and technical data relating to satellites is regulated by the U.S. Department of State under ITAR. Certain satellites and other items are controlled for export by the U.S. Department of Commerce under the EAR. In addition, we must comply with trade and economic sanctions laws and regulations, including those administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC). We cannot provide certain products and services to certain countries or persons subject to U.S. trade sanctions unless we first obtain the necessary authorizations from OFAC. We are also subject to the Foreign Corrupt Practices Act and the UK Bribery Act, which generally bar bribes to foreign governments or officials. Although we have in place policies for our respective employees, directors and officers, and we have clauses in our contracts with our distribution partners, resellers and other intermediaries, we cannot be certain that any such activities are not undertaken, and cannot guarantee that our policies and contracts will prevent situations occurring, including actions by distribution partners, resellers and other intermediaries, for which we may be held responsible. Non-compliance with any applicable trade control, sanctions, export control or anti-corruption laws or other legal requirements may result in criminal and/or civil penalties, disgorgement and/or other sanctions and remedial measures, and may result in unexpected legal or compliance costs. Violations of any of these laws or regulations could also result in more onerous compliance requirements, more extensive debarments from export privileges or loss of authorizations needed to conduct aspects of our business, and could materially adversely affect our business, financial condition and results of operations. Moreover, any investigation of alleged violations of any such laws could have a material adverse impact on our reputation, business, financial condition and results of operations.

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

Risks Related to Our Indebtedness

Our Level of Indebtedness May Adversely Affect Our Ability to Operate Our Business, Remain in Compliance with Debt Covenants, React to Changes in Our Business or the Industry in which We Operate, or Prevent Us from Making Payments on Our Indebtedness

We have a significant amount of indebtedness. As of March 31, 2022, the aggregate principal amount of our total outstanding indebtedness was $2.5 billion, which was comprised of $700.0 million in principal amount of 5.625% Senior Notes due 2025 (the 2025 Notes), $600.0 million in principal amount of 5.625% Senior Secured Notes due 2027 (the 2027 Notes), $400.0 million in principal amount of 6.500% Senior Notes due 2028 (the 2028 Notes), $700.0 million in outstanding borrowings under the Term Loan Facility, no outstanding borrowings under the Revolving Credit Facility, $78.6 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility and $45.8 million of finance lease obligations. As of March 31, 2022, we had undrawn availability of $637.0 million under our Revolving Credit Facility.

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
•
expose us to variable interest rate risk with respect to borrowings under our Term Loan Facility and Revolving Credit Facility;
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

We may also incur significant additional indebtedness in the future, which may include financing relating to future satellites, potential acquisitions, joint ventures and strategic alliances, working capital, capital expenditures or general corporate purposes. For example, we currently expect to incur $1.3 billion of additional indebtedness under the financing commitments we obtained in connection with the Inmarsat Transaction. We also plan to assume $2.1 billion in principal amount of Inmarsat senior secured bonds and the outstanding indebtedness under Inmarsat’s $2.4 billion senior secured credit facilities. If our level of indebtedness increases significantly, the related risks that we now face would intensify.

We May Not Be Able to Generate Sufficient Cash to Service All of Our Indebtedness and Fund Our Working Capital and Capital Expenditures or Refinance Our Indebtedness, and May Be Forced to Take Other Actions to Satisfy Our Obligations under Our Indebtedness, which May Not Be Successful

Our ability to make scheduled payments on or to refinance our indebtedness will depend upon our future operating performance and on our ability to generate cash flow in the future, which is subject to economic, financial, business, competitive, legislative, regulatory and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings, including under our Revolving Credit Facility, will be sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. In the event of satellite failure or loss, amounts recovered under satellite insurance policies may be insufficient to adequately service our debt obligations. Moreover, there can be no assurance that we will be able to refinance our debt obligations on commercially reasonable terms, or at all.

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

In addition, our Credit Facilities require us to comply with certain financial covenants, including a maximum total leverage ratio and minimum interest coverage ratio. Our Term Loan Facility, Revolving Credit Facility and the 2027 Notes are equally and ratably secured by first-priority liens on substantially all of the assets of our company, including the stock of our significant subsidiaries, and the assets of any future subsidiary guarantors. Our Ex-Im Credit Facility is guaranteed by Viasat and is secured by first-priority liens on the ViaSat-2 satellite and related assets, as well as the stock of our foreign subsidiary that owns the ViaSat-2 satellite.

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

Additional Risks Related to the Inmarsat Transaction

The Inmarsat Transaction is Subject to Closing Conditions and May Not Be Completed, the Purchase Agreement May Be Terminated in Accordance with its Terms, and We May Be Required to Pay a Termination Fee Upon Termination

The Inmarsat Transaction is subject to customary closing conditions that must be satisfied or waived prior to the completion of the Inmarsat Transaction, including receipt of regulatory approvals and clearances and approval by our stockholders of both the issuance of shares of our common stock in the Inmarsat Transaction and an amendment to our certificate of incorporation to increase the number of shares of our common stock authorized for issuance. Many of the closing conditions are not within our control. No assurance can be given that the required regulatory approvals and clearances and stockholder approvals will be obtained or that the required conditions to closing will be satisfied in a timely manner or at all. Any delay in completing the Inmarsat Transaction could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the Inmarsat Transaction is successfully completed within its expected time frame.

Additionally, either we or certain Sellers may terminate the Purchase Agreement under certain circumstances, including, among other reasons, if the Inmarsat Transaction is not completed by May 8, 2023 (subject to extension by six months at our option under certain circumstances). In addition, if the Purchase Agreement is terminated under specified circumstances, we may be obligated to pay a termination fee of either $150.0 million or $200.0 million or to reimburse certain out-of-pocket expenses of certain Sellers up to $40.0 million.

Moreover, if the Inmarsat Transaction is not completed for any reason, including because required regulatory approvals and clearances or our stockholder approvals are not obtained, our ongoing businesses may be adversely affected and, without realizing any of the expected benefits of having completed the Inmarsat Transaction, we would be subject to a number of risks, including the following:

•
we may experience negative reactions from the financial markets, including negative impacts on our stock price;
•
we may experience negative reactions from our customers, suppliers, distributors and employees;
•
we will be required to pay our costs relating to the Inmarsat Transaction, such as financial advisory, legal, financing and accounting costs and associated fees and expenses, whether or not the Inmarsat Transaction is completed;
•
the Purchase Agreement places certain restrictions on the conduct of our business prior to completion of the Inmarsat Transaction and such restrictions, the waiver of which are subject to the consent of certain of the Sellers, may have prevented us from taking actions during the pendency of the Inmarsat Transaction that would have been beneficial; and
•
matters relating to the Inmarsat Transaction (including integration planning) will require substantial commitments of time and resources by management, which could otherwise have been devoted to day-to-day operations or to other opportunities that may have been beneficial to us as an independent company.

We Must Obtain Certain Regulatory Approvals and Clearances to Consummate the Inmarsat Transaction, Which, If Delayed, Not Granted or Granted with Burdensome or Unacceptable Conditions, Could Prevent, Substantially Delay or Impair Consummation of the Inmarsat Transaction, Result in Additional Expenditures of Money and Resources or Reduce the Anticipated Benefits of the Inmarsat Transaction

The completion of the Inmarsat Transaction is subject to customary closing conditions, including receipt of regulatory approvals and clearances in various jurisdictions. Governmental and regulatory authorities in various jurisdictions may impose conditions on approvals and clearances as they deem necessary or desirable, including, but not limited to, seeking divestiture of substantial assets of the parties or requiring the parties to license, or hold separate, assets or to not engage in certain types of conduct, or seeking to enjoin the completion of the Inmarsat Transaction.

Any conditions imposed in connection with regulatory approvals or clearances could jeopardize or delay the completion of the Inmarsat Transaction, have a material adverse effect on the combined company or reduce the anticipated benefits of the Inmarsat Transaction. There is no assurance that we and Inmarsat will obtain all required regulatory clearances or approvals on a timely or acceptable basis, or at all. Failure to obtain the necessary clearances and approvals in the United States or any other relevant jurisdictions could substantially delay or prevent the consummation of the Inmarsat Transaction, which could have a material adverse effect on us. Additionally, we may be required to pay a termination fee of $200.0 million if either we or certain Sellers terminate the Purchase Agreement due to the Inmarsat Transaction not being completed by the long-stop date and at the time of termination the regulatory conditions have not been satisfied.

While the Inmarsat Transaction is Pending, We Are Prohibited From Entering into Certain Transactions and Taking Certain Actions that Might Otherwise be Beneficial to Us and Our Stockholders

During the period between the date of the Purchase Agreement and completion of the Inmarsat Transaction, the Purchase Agreement restricts us from taking specified actions or from pursuing what might otherwise be attractive business opportunities or making other changes to our business, in each case without the consent of certain of the Sellers. These restrictions may prevent us from taking actions during the pendency of the Inmarsat Transaction that would have been beneficial.

The Inmarsat Transaction Will Involve Substantial Costs

We have incurred and expect to incur non-recurring costs associated with the Inmarsat Transaction and combining the operations of the two companies, as well as transaction fees and other costs related to the Inmarsat Transaction. In addition, the combined company will also incur significant restructuring and integration costs in connection with the Inmarsat Transaction. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Inmarsat Acquisition” for additional information. While we have assumed a certain level of expenses would be incurred to integrate the two companies and achieve synergies and efficiencies and we continue to assess the magnitude of these costs, many of these expenses are, by their nature, difficult to estimate accurately and there are many factors beyond our control that could affect the total amount or timing of these costs. Although we expect that the elimination of duplicative costs, as well as the realization of strategic benefits, additional income, synergies and other efficiencies, should allow the combined company to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our worldwide headquarters are located at our Carlsbad, California campus. In addition to our Carlsbad campus, we have facilities, offices or earth stations located across the United States including our Tempe, Arizona facility, and across the globe. Although we believe that our existing facilities are suitable and adequate for our present purposes, we anticipate operating additional regional sales offices in fiscal year 2023 and beyond. Each of our segments uses each of these facilities.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the symbol “VSAT.” As of May 13, 2022, there were approximately 442 holders of record of our common stock. A substantially greater number of holders of Viasat common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

ITEM 6. [RESERVED]

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

Satellite Services

Our satellite services segment uses our proprietary technology platform to provide satellite-based high-speed broadband services around the globe for use in commercial applications. Our proprietary Ka-band satellites are at the core of our technology platform. The primary services offered by our satellite services segment are comprised of:

•
Fixed broadband services, which provide consumers and businesses with high-speed, high-quality broadband internet access and VoIP services, primarily in the United States as well as in various countries in Europe and Latin America.
•
In-flight services, which provide industry-leading IFC, wireless in-flight entertainment and aviation software services.
•
Prepaid Internet services, which offer innovative, affordable, satellite-based connectivity in communities that have little or no access to the internet. The services help foster digital inclusion by enabling millions of people to connect to affordable high-quality internet services via a centralized community hotspot connected to the internet via satellite. We provide Prepaid Internet services in multiple regions in Mexico and Brazil and are trialing services in advance of full service launch in various other countries in South America and Central America.
•
Other mobile broadband services, which include high-speed, satellite-based internet services to seagoing vessels (such as energy offshore vessels, cruise ships, consumer ferries and yachts), as well as L-band managed services enabling real-time machine-to-machine (M2M) position tracking, management of remote assets and operations, and visibility into critical areas of the supply chain.
•
Energy services, which include ultra-secure solutions spanning global IP connectivity, bandwidth-optimized over-the-top applications, industrial Internet-of-Things big data enablement and industry-leading machine learning analytics.

The assets and results of operations of our recent acquisitions, EBI and RigNet, are primarily included in our satellite services segment (with insignificant amounts included in our commercial networks segment).

Commercial Networks

Our commercial networks segment develops and sells a wide array of advanced satellite and wireless products, antenna systems and terminal solutions that support or enable the provision of high-speed fixed and mobile broadband services. We design, develop and produce space system solutions for multiple orbital regimes, including GEO, MEO and LEO. The primary products, systems, solutions and services offered by our commercial networks segment are comprised of:

•
Mobile broadband satellite communication systems, designed for use in aircraft and seagoing vessels
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

Factors and Trends Affecting our Results of Operations

We believe that the performance of our business and our results of operations in a given period are driven by various factors, including:

•
the timing and impact of acquisitions, including our acquisitions of RigNet and EBI in fiscal year 2022 and the Inmarsat Transaction, as well as the payment of transaction consideration and the incurrence of transaction and integration costs or additional indebtedness in connection therewith (see the discussion below under “Inmarsat Acquisition”);
•
the extent and stage of our satellite design, construction and launch activities (as discussed further below), the associated level of investment required, the impact of any construction or launch delays or operational or launch failures, and the impact of bringing newly launched satellites into commercial service and associated ramp-up activities and costs (see the discussion below under “Satellite-Related Activities”);
•
our ability to manage available bandwidth ahead of the ViaSat-3 global constellation entering service;
•
our ability to maintain the health, capacity, control and level of service of our satellite fleet, or the existence or occurrence of any malfunctions or anomalies in or other disruptions to our satellites;
•
changes in the levels of our R&D spending, including the effects of associated tax credits;
•
seasonal effects related to the timing of contract awards, the timing and availability of U.S. Government funding, and the timing of product deliveries and customer acceptance in our government systems segment, as well as subscriber activity for our fixed broadband services related to traditional retail selling periods and increased demand for IFC services from airline passengers during peak holiday travel periods in our satellite services segment;
•
the rate of growth in worldwide demand for mobile and fixed broadband connectivity, including growth in number internet users, applications and connected devices;
•
the rate of technological innovation and change in the industries in which we operate, and the introduction of new competing technologies, products and services by new and existing competitors;
•
the marketing and pricing strategies of our competitors with respect to competing technologies, products and services;
•
our ability to implement (on a timely basis) our technology roadmap and the associated investments and costs, as well as market acceptance and the timing of availability of our new products and services;

•
the timing, quantity and mix of products and services sold in each of our segments;
•
the uptake of our in-flight services by commercial airlines and number of aircraft retrofitted or installed with our IFC systems, and the rate of revenue growth in our IFC-related businesses in our satellite services and commercial networks segments resulting from the normalization of or growth in global air traffic;
•
varying subscriber addition, churn and average revenue per user (ARPU) rates for our fixed broadband businesses and mix of wholesale and retail subscribers;
•
the complex and lengthy procurement process for most of our commercial networks and government systems customers and potential customers, and the impact of a failure to receive an expected order or a deferral of an order to a later period, and the timing of return to normalization of government acquisition processes that were disrupted by COVID-19;
•
the difficulty in estimating costs over the life of a contract, which may require adjustment in future periods, and the impact of cost overruns on fixed-price development contracts;
•
the timing of customer payments under significant contracts;
•
our reliance on a few significant customers, particularly agencies of the U.S. Government, for a significant percentage of our revenues, as a result of which the loss or decline in business with any of these customers may negatively impact our revenue and collectability of related accounts receivable;
•
our reliance on a global supply chain, including contract manufacturers and single-source or limited groups of suppliers;
•
one-time charges to operating income arising from items such as acquisition costs and expenses, impairment of assets and write-offs of assets related to customer non-payments or obsolescence;
•
changes in laws, regulations and interpretations affecting our business, including changes affecting spectrum availability or permitted uses;
•
our ability to generate sufficient cash flows to repay our indebtedness; and
•
the impact of public health crises, such as the COVID-19 pandemic, general economic and political conditions, and other trends that affect the industries in which we operate.

See also “Business–Segments” in Part I, Item 1 of this report for a discussion of what we believe to be key drivers for future growth in each of our segments.

COVID-19

In March 2020, the global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government. The COVID-19 pandemic and attempts to contain it, such as mandatory closures, “shelter-in-place” orders and travel restrictions, have caused significant disruptions and adverse effects on U.S. and global economies, including impacts to supply chains, customer demand and financial markets. We have taken measures to protect the health and safety of our employees and to work with our customers, employees, suppliers, subcontractors, distributors, resellers and communities to address the disruptions from the pandemic. Although our financial results for fiscal years 2021 and 2022 were impacted by the pandemic, the impact was not material to our financial position, results of operations or cash flows in such periods, with continued negative impacts particularly in our commercial aviation business offset by strong demand in our fixed broadband services business and other parts of our business. We continue to expect our diversified businesses to provide resiliency in fiscal year 2023.

The extent of the impact of the COVID-19 pandemic on our business in fiscal year 2023 and beyond will depend on many factors, including the duration and scope of the public health emergency, the extent, duration and effectiveness of containment actions taken, the extent of disruption to important global, regional and local supply chains and economic markets, and the impact of the pandemic on overall supply and demand, global air travel, consumer confidence, discretionary spending levels and levels of economic activity.

Inmarsat Acquisition

On November 8, 2021, we entered into a Purchase Agreement with the Sellers to combine Viasat with Inmarsat. Pursuant to the Purchase Agreement, we will purchase all of the issued and outstanding shares of Inmarsat from the Sellers upon the terms and subject to the conditions set forth therein. The total consideration payable by us under the Purchase Agreement consists of $850.0 million in cash, subject to adjustments (including for certain dividends, see below), and approximately 46.36 million unregistered shares of our common stock. In April 2022, Inmarsat paid a dividend of $299.3 million to the Sellers, resulting in a $299.3 million reduction in the cash consideration payable by us at the closing of the Inmarsat Transaction. Our board of directors has unanimously approved the Purchase Agreement and the proposed Inmarsat Transaction.

The closing of the Inmarsat Transaction is subject to customary closing conditions, including receipt of regulatory approvals and clearances, and approval by our stockholders of the issuance of shares in the Inmarsat Transaction and an amendment to our certificate of incorporation to increase the number of shares of our common stock authorized for issuance. The Purchase Agreement contains certain termination rights for both us and certain of the Sellers and further provides that, upon termination of the Purchase Agreement under certain circumstances, we may be obligated to pay a termination fee of up to $200.0 million or to reimburse certain out-of-pocket expenses of certain Sellers up to $40.0 million.

We have obtained financing commitments for an additional $1.6 billion of new debt facilities in connection with the Inmarsat Transaction (which may be secured and/or unsecured), which amount excludes the commitments that were obtained with respect to the $700.0 million Term Loan Facility that we entered into on March 4, 2022 to fund our standalone growth expenditures. In light of the $299.3 million reduction in the cash purchase price payable in the Inmarsat Transaction due to the dividend paid by Inmarsat to the Sellers in April 2022, we currently expect to incur $1.3 billion of additional indebtedness under these commitments. However, the total amount of indebtedness incurred under these commitments may change, including in the event available cash from other sources is higher than expected. We also plan to assume $2.1 billion in principal amount of Inmarsat senior secured bonds and the outstanding indebtedness under Inmarsat’s $2.4 billion senior secured credit facilities. In addition, we obtained commitments of $3.2 billion to backstop certain amendments required under the Revolving Credit Facility and Ex-Im Credit Facility and Inmarsat’s $2.4 billion senior secured credit facilities, which amendments had been obtained under the Revolving Credit Facility and Inmarsat’s $2.4 billion senior secured credit facilities as of the date of this report.

We have incurred and expect to incur non-recurring costs associated with the Inmarsat Transaction and combining the operations of the two companies, as well as transaction fees and other costs related to the Inmarsat Transaction. Based on information available as of the date of this report, we currently estimate that Viasat may incur approximately $250 million in Transaction costs (including financing costs) through the closing of the Inmarsat Transaction, including (but not limited to) fees paid to investment banking, legal and accounting advisors, regulatory and public relations advisors, rating agency fees, filing fees, printing costs and other costs and expenses, although actual amounts could vary materially from these estimates if future developments differ from the underlying assumptions used by management in determining the current estimate of these costs. A significant portion of these transaction-related costs is contingent upon the closing of the Inmarsat Transaction occurring, although some have been and will be incurred regardless of whether the Inmarsat Transaction is consummated. In addition, the combined company will also incur significant restructuring and integration costs in connection with the Inmarsat Transaction. The costs related to restructuring will be expensed as a cost of the ongoing results of operations of either us or the combined company. There are processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the Inmarsat Transaction and the integration of Inmarsat’s business. Based on information available as of the date of this report, we currently estimate that we will incur approximately $50 million in integration costs and investments to realize synergies and efficiencies during each of the first two years following the closing of the Inmarsat Transaction. While we have assumed a certain level of expenses would be incurred to integrate the two companies and achieve synergies and efficiencies and we continue to assess the magnitude of these costs, many of these expenses are, by their nature, difficult to estimate accurately and there are many factors beyond our control that could affect the total amount or timing of these costs. Although we expect that the elimination of duplicative costs, as well as the realization of strategic benefits, additional income, synergies and other efficiencies, should allow the combined company to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

Other Acquisitions

On April 30, 2021, we completed our acquisition of the remaining 51% interest in EBI, a satellite broadband internet service provider in EMEA, from Eutelsat. We paid approximately $167.0 million in cash, net of what is currently estimated to be an immaterial amount of estimated purchase price consideration (resulting in a cash outlay of approximately $51.0 million, net of approximately $121.7 million of EBI’s cash on hand).

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

Satellite-Related Activities

We expect to continue to invest in IR&D as we continue our focus on leadership and innovation in satellite and space technologies, including for the development of any new generation satellite designs and next-generation satellite network solutions. The level of our investment in a given fiscal year will depend on a variety of factors, including the stage of development of our satellite projects, new market opportunities and our overall operating performance.

As we continue to build and expand our global network and satellite fleet, from time to time we enter into satellite construction agreements for the construction and purchase of additional satellites and (depending on the satellite design) the integration of our payload and technologies into the satellites. See Note 12 — Commitments to our consolidated financial statements for information as of March 31, 2022 regarding our future minimum payments under our satellite construction contracts and other satellite-related purchase commitments (including satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites) for the next five fiscal years and thereafter. The total project cost to bring a new satellite into service will depend, among other things, on the scope and timing of the earth station infrastructure roll-out and the method used to procure fiber or other access to the earth station infrastructure. Our total cash funding of a satellite project may be reduced through third-party agreements, such as potential joint service offerings and other strategic partnering arrangements.

In connection with the launch of any new satellite and the commencement of commercial service on the satellite, we expect to incur additional operating costs that negatively impact our financial results. For example, when ViaSat-2 was placed in service in the fourth quarter of fiscal year 2018, this resulted in additional operating costs in our satellite services segment during the ramp-up period prior to service launch and in the fiscal year following service launch. These increased operating costs included depreciation, amortization of capitalized software development, earth station connectivity, marketing and advertising costs, logistics, customer care and various support systems. In addition, interest expense increased during fiscal year 2019 as we no longer capitalized the interest expense relating to the debt incurred for the construction of ViaSat-2 and the related gateway and networking equipment once the satellite was in service. As services using the new satellite scaled, however, our revenue base for broadband services expanded and we gained operating cost efficiencies, which together yielded incremental segment earnings contributions. In addition, we may experience bandwidth supply constraints in the lead-up to the commencement of commercial service on new satellites. We anticipate that we will incur a similar cycle of increased operating costs and constrained bandwidth supply as we prepare for and launch commercial services on future satellites, including our ViaSat-3 constellation, followed by increases in revenue base and in scale. However, there can be no assurance that we will be successful in significantly increasing revenues or achieving or maintaining operating profit in our satellite services segment, and any such gains may also be offset by investments in our global business.

Russia and Ukraine

The invasion of Ukraine and the resulting sanctions imposed by the United States and other countries on Russia have not had a material impact on our business, and are not expected to have a material impact on our cash flows, financial position or results of operations. We do not have material assets, operations, investments or human capital resources in Russia, Ukraine or Belarus and our business does not rely on goods or services sourced in Russia, Ukraine or Belarus. Prior to the invasion, we provided fixed broadband services through a wholesale distributor to a very small number of subscribers in Russia through our KA-SAT satellite. In response to the invasion, we terminated these services. We have no active fixed broadband customers in Russia, are not supplying new products or services to customers located in Russia and have no planned infrastructure projects in the country. Although we continue to provide fixed broadband services to users in Ukraine through our KA-SAT satellite, these services are provided by third party wholesale distributors and we have limited exposure to revenue generation in Ukraine. Revenues derived from Ukraine and Russia were de minimis in amount for the year ended March 31, 2022.

However, the invasion of Ukraine has exacerbated inflationary and supply chain issues, and may also worsen the current semiconductor chip shortage (since Russia and Ukraine are both critical suppliers of neon gas and palladium used in chip production) and increase cybersecurity threats. While we do not currently anticipate material delays or material increased costs due to these factors, we cannot assure you that our business will not be materially impaired by any of these factors in the future. The long-term impacts of the conflict and the sanctions imposed on Russia remain uncertain and will depend on future developments, and we continue to monitor the evolving situation.

See “Risk Factors—Our Reputation and Business Could Be Materially Harmed as a Result of Data Breaches, Data Theft, Unauthorized Access or Hacking” in Part I, Item 1A of this report for a discussion of a cyberattack that occurred on February 24, 2022 involving our KA-SAT network. The cyberattack and resulting loss of service to certain fixed broadband customers in Europe and North Africa had a de minimis impact on our revenues and results of operations for affected periods and has not had a material impact on our business. Based on our comprehensive investigation efforts to date, there is no evidence that any end-user data or customer personal equipment was accessed, nor is there any evidence that the KA-SAT satellite itself or its supporting satellite ground infrastructure was directly involved, impaired or compromised. Since the incident, we have worked with the operator of the affected partition of the KA-SAT network to implement mitigation and recovery actions to restore network stability, preserve continuing service for unaffected end-users and mitigate or prevent similar attacks.

Sources of Revenues

Our satellite services segment revenues are primarily derived from our fixed broadband services, in-flight services and energy services (acquired through the RigNet acquisition).

Revenues in our commercial networks and government systems segments are primarily derived from three types of contracts: fixed-price, cost-reimbursement and time-and-materials contracts. Fixed-price contracts (which require us to provide products and services under a contract at a specified price) comprised approximately 90%, 89% and 88% of our total revenues for these segments for fiscal years 2022, 2021 and 2020, respectively. The remainder of our revenues in these segments for such periods was derived primarily from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

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

Historically, a significant portion of our revenues in our commercial networks and government systems segments has been derived from customer contracts that include the development of products. The development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded development from our customer contracts were approximately 23%, 23% and 24% of our total revenues during fiscal years 2022, 2021 and 2020, respectively.

Approximately 15%, 9% and 11% of our total revenues in fiscal years 2022, 2021 and 2020, respectively, were derived from international sales. Doing business internationally creates additional risks related to global political and economic conditions and other factors identified under the heading “Risk Factors” in Part I, Item 1A and elsewhere in this report.

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

Performance obligations related to developing and delivering complex equipment built to customer specifications under long-term contracts are recognized over time as these performance obligations do not create assets with an alternative use to us and we have an enforceable right to payment for performance to date. To measure the transfer of control, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for our contracts because that best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Estimating the total costs at completion of a performance obligation requires management to make estimates related to items such as subcontractor performance, material costs and availability, labor costs and productivity and the costs of overhead. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recognized in the period the loss is determined. A one percent variance in our future cost estimates on open fixed-price contracts as of March 31, 2022 would change our income (loss) before income taxes by an insignificant amount.

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

Property, equipment and satellites

Property, equipment and satellites, net includes our owned and leased satellites and the associated earth stations and networking equipment, as well as the customer premise equipment units which are leased to subscribers under a retail leasing program as part of our satellite services segment.

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

Business combinations

The purchase price for business combinations is allocated to the estimated fair values of acquired tangible and intangible assets, including goodwill, and assumed liabilities, where applicable. Additionally, we recognize technology, contracts and customer relationships, satellite co-location rights, trade names and other as identifiable intangible assets, which are recorded at fair value as of the transaction date. Goodwill is recorded when consideration transferred exceeds the fair value of identifiable assets and liabilities. Measurement-period adjustments to assets acquired and liabilities assumed with a corresponding offset to goodwill are recorded in the period they occur, which may include up to one year from the acquisition date. Contingent consideration is recorded at fair value at the acquisition date.

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by us for fiscal years 2022, 2021 and 2020.

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

Based on our qualitative assessment performed during the fourth quarter of fiscal year 2022, we concluded that it was more likely than not that the estimated fair value of our reporting units exceeded their carrying value as of March 31, 2022, and therefore, determined it was not necessary to perform a quantitative goodwill impairment test.

Income taxes and valuation allowance on deferred tax assets

Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis to determine if the weight of available evidence suggests that an additional valuation allowance is needed. In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the event that our estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established, which would cause a decrease to income in the period such determination is made. Our valuation allowance against deferred tax assets increased from $47.1 million at March 31, 2021 to $78.1 million at March 31, 2022. The valuation allowance relates to state and foreign net operating loss carryforwards, state R&D tax credit carryforwards and foreign tax credit carryforwards.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data for the periods indicated:

	Fiscal Years Ended
	March 31, 2022	March 31, 2021	March 31, 2020
Revenues:	100.0%	100.0%	100.0%
Product revenues	43	46	51
Service revenues	57	54	49
Operating expenses:
Cost of product revenues	33	34	37
Cost of service revenues	37	35	33
Selling, general and administrative	24	23	23
Independent research and development	5	5	6
Amortization of acquired intangible assets	1	—	—
Income from operations	—	3	2
Interest expense, net	(1)	(1)	(2)
(Loss) income before income taxes	(1)	1	—
Benefit from (provision for) income taxes	1	(—)	—
Net (loss) income	(—)	1	1
Net (loss) income attributable to Viasat, Inc.	(1)	—	—

Fiscal Year 2022 Compared to Fiscal Year 2021

Revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2022	March 31, 2021	Increase (Decrease)	Increase (Decrease)
Product revenues	$1,210.4	$1,044.5	$166.0	16%
Service revenues	1,577.2	1,211.7	365.6	30%
Total revenues	$2,787.6	$2,256.1	$531.5	24%

Our total revenues increased by $531.5 million as a result of a $365.6 million increase in service revenues and a $166.0 million increase in product revenues. The service revenue increase was due to increases of $319.9 million in our satellite services segment, $29.1 million in our government systems segment and $16.6 million in our commercial networks segment. The product revenue increase was driven primarily by an increase of $174.6 million in our commercial networks segment, partially offset by an $8.6 million decrease in our government systems segment.

Cost of revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2022	March 31, 2021	Increase (Decrease)	Increase (Decrease)
Cost of product revenues	$914.3	$774.9	$139.4	18%
Cost of service revenues	1,025.8	789.4	236.4	30%
Total cost of revenues	$1,940.1	$1,564.3	$375.8	24%

Cost of revenues increased by $375.8 million due to an increase of $236.4 million in cost of service revenues and $139.4 million in cost of product revenues. The cost of service revenue increase was primarily due to increased service revenues, mainly from our satellite services segment, causing a $238.2 million increase in cost of service revenues on a constant margin basis. The cost of product revenue increase was mainly due to increased product revenues, causing a $123.1 million increase in cost of product revenues on a constant margin basis, mainly from our commercial networks segment. The remainder of the increase in cost of product revenues was due to lower margins, primarily driven by cybersecurity and information assurance products in our government systems segment.

Selling, general and administrative expenses

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2022	March 31, 2021	Increase (Decrease)	Increase (Decrease)
Selling, general and administrative	$657.3	$512.3	$144.9	28%

The $144.9 million increase in selling, general and administrative (SG&A) expenses reflected an increase in support costs of $97.7 million, driven primarily by support costs related to RigNet, as well as acquisition-related expenses of approximately $34.0 million primarily related to the Inmarsat Transaction. The increase in SG&A expenses was also driven by $43.7 million of higher selling costs, reflected primarily in our satellite services segment, but was also reflected across our two other segments. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2022	March 31, 2021	Increase (Decrease)	Increase (Decrease)
Independent research and development	$153.2	$115.8	$37.4	32%

The $37.4 million increase in IR&D expenses was mainly the result of an increase of $24.3 million in IR&D efforts in our commercial networks segment (primarily related to next-generation satellite payload technologies and mobile broadband satellite communication systems) and a $14.1 million increase in our government systems segment (primarily related to the development of next-generation dual band mobility solutions and the advancement of integrated government satellite communications platforms).

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to 20 years. The $23.2 million increase in amortization of acquired intangible assets in fiscal year 2022 compared to fiscal year 2021 was primarily related to the amortization of new intangibles acquired as a result of the acquisition of RigNet and of the remaining 51% interest in EBI in April 2021. Expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
Expected for fiscal year 2023	$31,383
Expected for fiscal year 2024	30,002
Expected for fiscal year 2025	27,880
Expected for fiscal year 2026	26,366
Expected for fiscal year 2027	25,805
Thereafter	94,607
$236,043

Interest income

Interest income for fiscal year 2022 was relatively flat compared to fiscal year 2021.

Interest expense

The $3.3 million decrease in interest expense in fiscal year 2022 compared to fiscal year 2021 was primarily due to an increase in the amount of interest capitalized compared to the prior year period. This decrease in interest expense was partially offset by the addition of interest expense related to the 2028 Notes, which were issued in the first quarter of fiscal year 2021, and interest expense related to the Term Loan Facility which was entered into on March 4, 2022.

Income taxes

The income tax benefit in fiscal year 2022 primarily reflected the benefit of federal and state R&D tax credits, the reversal of a deferred tax liability recorded for EBI’s outside basis difference upon assertion made during the first quarter of fiscal year 2022 to indefinitely reinvest future earnings offset by tax expense for non-deductible compensation and the tax expense for tax deficiencies upon settlement of stock-based compensation during the period. The income tax provision in fiscal year 2021 primarily reflected the tax expense from our income before income taxes, the tax expense for tax deficiencies upon settlement of stock-based compensation during the period, and non-deductible compensation, partially offset by benefit from federal and state R&D tax credits.

Segment Results for Fiscal Year 2022 Compared to Fiscal Year 2021

Satellite services segment

Revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2022	March 31, 2021	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$—	$—	$—	—%
Segment service revenues	1,188.8	868.9	319.9	37%
Total segment revenues	$1,188.8	$868.9	$319.9	37%

Our satellite services segment revenues increased by $319.9 million due to an increase in service revenues. The increase in service revenues was primarily attributable to the acquisition of RigNet in the first quarter of fiscal year 2022, as well as increases in our in-flight services and fixed broadband businesses. The acquisition of RigNet contributed approximately $154.5 million of service revenues in fiscal year 2022. The increase in in-flight service revenue of $106.0 million was driven primarily by an increase in the number of commercial aircraft receiving our in-flight services through our IFC systems, as the number of aircraft in service increased, passenger air traffic continued to increase and aircraft that were previously inactive as a result of the COVID-19 pandemic continued to return to service. The increase in fixed broadband service revenues was primarily attributable to the acquisition of the remaining 51% interest in EBI, which also closed during the first quarter of fiscal year 2022, with EBI contributing approximately $38.5 million of service revenues in fiscal year 2022.

Segment operating profit

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2022	March 31, 2021	Increase (Decrease)	Increase (Decrease)
Segment operating profit	$42.9	$35.9	$7.0	20%
Percentage of segment revenues	4%	4%

The $7.0 million increase in our satellite services segment operating profit was driven primarily by higher earnings contributions of $100.3 million, primarily due to an increase in revenues and improved margins from our in-flight services as the business continued to scale. The increase in our satellite services segment operating profit was partially offset by higher SG&A costs of $94.3 million (mainly attributable to RigNet, which was acquired during the first quarter of fiscal year 2022, as well as acquisition-related expenses related to the Inmarsat Transaction).

Commercial networks segment

Revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2022	March 31, 2021	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$443.4	$268.8	$174.6	65%
Segment service revenues	68.7	52.0	16.6	32%
Total segment revenues	$512.1	$320.9	$191.2	60%

Our commercial networks segment revenues increased by $191.2 million, due to a $174.6 million increase in product revenues and a $16.6 million increase in service revenues. The increase in product revenues was primarily due to increases of $112.1 million in mobile broadband satellite communication systems products due to increased IFC terminal deliveries as passenger air traffic continued to increase compared to the severe decline in passenger traffic in the prior year period as a result of the COVID-19 pandemic. There was also an increase of $52.5 million in antenna systems products and $25.7 million in RigNet products, partially offset by a $14.8 million decrease in fixed satellite networks products. The increase in service revenues was primarily driven by an increase in mobile broadband satellite communication services.

Segment operating loss

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2022	March 31, 2021	(Increase) Decrease	(Increase) Decrease
Segment operating loss	$(180.3)	$(180.7)	$0.5	0%
Percentage of segment revenues	(35)%	(56)%

Our commercial networks segment operating loss decreased by an insignificant amount year-over-year. The decrease in operating loss was driven primarily by higher earnings contributions of $38.0 million, driven by increased revenues and improved margins from our mobile broadband satellite communication systems products. The decrease in commercial networks segment operating loss was offset by a $24.3 million increase in IR&D expenses (primarily related to next-generation satellite payload technologies and mobile broadband satellite communication systems) and a $13.3 million increase in SG&A expenses (primarily related to higher support costs).

Government systems segment

Revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2022	March 31, 2021	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$767.0	$775.6	$(8.6)	(1)%
Segment service revenues	319.7	290.7	29.1	10%
Total segment revenues	$1,086.7	$1,066.3	$20.4	2%

Our government systems segment revenues increased by $20.4 million due to an increase of $29.1 million in service revenues, partially offset by a decrease of $8.6 million in product revenues. The service revenue increase was primarily due to a $18.3 million increase in government mobile broadband services, a $14.8 million increase in government satellite communication systems services, a $6.7 million increase in cybersecurity and information assurance services, partially offset by a $11.0 million decrease in tactical data link services. The product revenue decrease was primarily driven by a $24.5 million decrease in government satellite communication systems products and a $17.8 million decrease in government mobile broadband products. The decrease in product revenues was partially offset by a $24.3 million increase in tactical data link products, a $6.8 million increase in cybersecurity and information assurance products and a $2.6 million increase in tactical satcom radio products. As a result of the COVID-19 pandemic, our government systems segment continued to experience complications in product manufacturing and shipments and some administrative delays on certain contractual vehicles reflecting inherent challenges in the remote work environment. In addition, product revenues in the segment were negatively impacted in fiscal year 2022 by anticipated delays in certification of certain information security and tactical data link products, as well as certain unanticipated supply chain issues that affected certain product shipments. Despite these obstacles, new government systems segment awards remained strong through the end of fiscal year 2022.

Segment operating profit

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2022	March 31, 2021	Increase (Decrease)	Increase (Decrease)
Segment operating profit	$174.5	$208.6	$(34.1)	(16)%
Percentage of segment revenues	16%	20%

The $34.1 million decrease in our government systems segment operating profit was driven by a $37.3 million increase in SG&A costs (including $10.5 million of acquisition-related expenses related to the Inmarsat Transaction) and a $14.1 million increase in IR&D expenses (primarily related to the development of next-generation dual band mobility solutions and the advancement of integrated government satellite communications platforms). The decrease in operating profit was partially offset by higher earnings contributions of $17.4 million, primarily due to an increase in revenues.

Fiscal Year 2021 Compared to Fiscal Year 2020

For a discussion of our results of operations for fiscal year 2021 as compared to fiscal year 2020, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

Backlog

As reflected in the table below, our overall firm and funded backlog decreased during fiscal year 2022.

	As of March 31, 2022	As of March 31, 2021
	(In millions)
Firm backlog
Satellite services segment	$554.5	$633.7
Commercial networks segment	632.2	733.2
Government systems segment	846.0	939.4
Total	$2,032.7	$2,306.3
Funded backlog
Satellite services segment	$554.5	$633.7
Commercial networks segment	583.1	639.6
Government systems segment	803.4	846.9
Total	$1,941.0	$2,120.2

The firm backlog does not include contract options. Of the $2.0 billion in firm backlog, a little over half is expected to be delivered during the next 12 months, with the balance delivered thereafter. We include in our backlog only those orders for which we have accepted purchase orders, and not anticipated purchase orders and requests. In our satellite services segment, our backlog includes fixed broadband service revenues under our subscriber agreements, but does not include future recurring IFC service revenues under our agreements with commercial airlines. As of March 31, 2022, our IFC systems were installed and in service on approximately 1,910 commercial aircraft, of which, due to impacts of the COVID-19 pandemic, approximately 80 were inactive at fiscal year end. While domestic airline traffic increased during fiscal year 2022 (with increased planes in service and higher passenger volumes), global airline traffic has not yet recovered to pre-pandemic levels. We expect to continue to see some negative impacts on revenues and operating cash flows from our IFC businesses in fiscal year 2023 and potentially beyond, but for the effects to continue to lessen over time with increases in passenger air traffic and the return to service of additional currently inactive aircraft. We anticipate that approximately 970 additional commercial aircraft under existing customer agreements with commercial airlines will be put into service with our IFC systems. However, the timing of installation and entry into service of IFC systems on additional aircraft under existing customer agreements may be delayed as a result of the impact of the COVID-19 pandemic on the global airline industry. Accordingly, there can be no assurance that all anticipated purchase orders and requests will be placed or that anticipated IFC services will be activated.

Our total new awards exclude future revenue under recurring consumer commitment arrangements and were approximately $2.6 billion, $2.7 billion and $2.3 billion for fiscal years 2022, 2021 and 2020, respectively.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing, export credit agency financing and equity financing. At March 31, 2022, we had $310.5 million in cash and cash equivalents, $389.1 million in working capital, and no outstanding borrowings and borrowing availability of $637.0 million under our Revolving Credit Facility. At March 31, 2021, we had $295.9 million in cash and cash equivalents, $282.8 million in working capital, and no outstanding borrowings and borrowing availability of $673.7 million under our Revolving Credit Facility. We invest our cash in excess of current operating requirements in short-term, highly liquid bank money market accounts. During the second quarter of fiscal year 2021, we issued and sold an aggregate of 4,474,559 shares of our common stock at a purchase price of $39.11 per share to certain accredited investors in a private placement transaction exempt from registration under the Securities Act of 1933, as amended, resulting in net proceeds of approximately $174.7 million after deducting offering expenses.

We currently expect to incur $1.3 billion of additional indebtedness under the financing commitments we obtained in connection with the Inmarsat Transaction (see the discussion above under “Inmarsat Acquisition”). However, the total amount of indebtedness incurred under these commitments may change, including in the event that available cash from other sources is higher than expected. We also plan to assume $2.1 billion in principal amount of Inmarsat senior secured bonds and the outstanding indebtedness under Inmarsat’s $2.4 billion senior secured credit facilities. We had also obtained commitments of $3.2 billion to backstop certain amendments required under the Revolving Credit Facility and Ex-Im Credit Facility and Inmarsat’s $2.4 billion senior secured credit facilities, which amendments had been obtained under the Revolving Credit Facility and Inmarsat’s $2.4 billion senior secured credit facilities as of the date of this report.

The general cash needs of our satellite services, commercial networks and government systems segments can vary significantly and our future capital requirements will depend upon many factors, including the timing and amount of cash required to consummate the Inmarsat Transaction (including the cash portion of the purchase price, transaction-related costs and integration-related costs, see the discussion above under "Inmarsat Acquisition"), as well as cash required for our satellite projects and any future broadband satellite projects we may engage in, expansion of our R&D and marketing efforts, and the nature and timing of orders. In particular:

•
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
•
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
•
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

Additionally, we will continue to evaluate other possible acquisitions of, or investments in complementary businesses, products and technologies which may require the use of cash or additional financing. We believe we have adequate sources of funding for the ViaSat-3 constellation and consummation of the Inmarsat Transaction, which include, but are not limited to, our cash on hand, borrowing capacity, financing commitments obtained in connection with the Inmarsat Transaction and the cash we expect to generate from operations. Although a significant portion of transaction-related costs relating to the Inmarsat Transaction is contingent upon the closing of the Inmarsat Transaction occurring, some have been and will be incurred regardless of whether the Inmarsat Transaction is consummated.

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

Cash flows

Cash provided by operating activities for fiscal year 2022 was $505.6 million compared to $727.2 million for fiscal year 2021. This $221.6 million decrease was primarily driven by a $290.1 million year-over-year increase in cash used to fund net operating assets, partially offset by our operating results (net loss adjusted for depreciation, amortization and other non-cash changes) which resulted in $68.5 million of higher cash provided by operating activities year-over-year. The increase in cash used to fund net operating assets during fiscal year 2022 when compared to fiscal year 2021 was primarily due to a decrease in cash inflows year-over-year from combined billed and unbilled accounts receivable, net, primarily attributable to increased billings for IFC terminals in our commercial networks segment and a decrease in cash inflows year-over-year from our collections in excess of revenues and deferred revenues included in accrued liabilities primarily due to the timing of milestone billings for certain larger development projects in our commercial networks segment.

Cash used in investing activities for fiscal year 2022 was $1,129.8 million compared to $885.3 million for fiscal year 2021. This $244.6 million increase in cash used in investing activities year-over year reflects $138.7 million in cash used for the RigNet and EBI acquisitions in the first quarter of fiscal year 2022, an increase of approximately $78.4 million primarily related to cash used for the construction of earth stations and network operation systems and an increase of approximately $22.9 million in cash used for construction of satellites.

Cash provided by financing activities for fiscal year 2022 was $643.6 million compared to $149.7 million for fiscal year 2021. This $493.9 million increase in cash provided by financing activities year-over-year primarily reflects $686.0 million of proceeds received (net of issue discount) from borrowings under the Term Loan Facility, which was entered into in March 2022, partially offset by the repayment of outstanding borrowings under the Revolving Credit Facility in March 2022 with the net proceeds of the Term Loan Facility and $174.7 million in net proceeds from a private placement of common stock in the second quarter of fiscal year 2021 (after deducting offering expenses). Cash provided by financing activities for both periods included cash received from employee stock purchase plan purchases and the repurchase of common stock related to net share settlement of certain employee tax liabilities in connection with the vesting of restricted stock unit awards.

Capital Expenditures and IR&D Investments

Our total capital expenditures in fiscal year 2023 are expected to be higher than fiscal year 2022, as we continue to invest in building and expanding our global network and satellite fleet, as well as costs related to the roll-out of related earth station infrastructure and increased ground network investments related to international expansion and other growth opportunities. See Note 12 — Commitments to our consolidated financial statements for information as of March 31, 2022 regarding our future minimum payments under our satellite construction contracts and other satellite-related purchase commitments (including satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites) for the next five fiscal years and thereafter.

We also incur IR&D expenses, which are not directly funded by a third party. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to R&D projects. Our IR&D investments are expected to continue through fiscal year 2023 and beyond and support our government and commercial air mobility businesses. Additionally, we expect to continue to invest in building and expanding our global network and satellite fleet. IR&D expenses were approximately 5%, 5% and 6% of total revenues in fiscal years 2022, 2021 and 2020, respectively. As a government contractor, we are able to recover a portion of our IR&D expenses pursuant to our government contracts.

Long-Term Debt

As of March 31, 2022, the aggregate principal amount of our total outstanding indebtedness was $2.5 billion, which was comprised of $700.0 million in principal amount of 2025 Notes, $600.0 million in principal amount of 2027 Notes, $400.0 million in principal amount of 2028 Notes, $700.0 million in principal amount of outstanding borrowings under our Term Loan Facility, no outstanding borrowings under our $700.0 million Revolving Credit Facility, $78.6 million in principal amount of outstanding borrowings under our Ex-Im Credit Facility and $45.8 million of finance lease obligations. For information regarding our Credit Facilities and Notes, refer to Note 6 – Senior Notes and Other Long-Term Debt to our consolidated financial statements.

Contractual Obligations

The following table sets forth a summary of certain material cash requirements for known contractual obligations and commitments at March 31, 2022:

	For the Periods Ending
(In thousands, including interest where applicable)	Next 12 months	Thereafter
Operating leases	$78,476	$435,234
Senior Notes and Other Long-Term Debt (1)	172,658	3,091,341
Purchase commitments including satellite- related agreements	1,516,336	1,062,513
Total	$1,767,470	$4,589,088

(1) To the extent that the interest rate on any long-term debt is variable, amounts reflected represent estimated interest payments on the applicable current outstanding balance based on the interest rate at March 31, 2022 until the applicable maturity date.

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

Our consolidated balance sheets included $157.5 million and $137.4 million of “other liabilities” as of March 31, 2022 and March 31, 2021, respectively, which primarily consisted of the long-term portion of deferred revenues, the long-term portion of our satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites, deferred income taxes and our long-term warranty obligations. With the exception of the long-term portion of our satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites (which is included under “Purchase commitments including satellite-related agreements”), these remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 12 — Commitments to our consolidated financial statements for additional information regarding satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites. See Note 14 — Product Warranty to our consolidated financial statements for a discussion of our product warranties. Also excluded from the above table are amounts payable to the Sellers under the Purchase Agreement in the Inmarsat Transaction.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at March 31, 2022 as defined in Regulation S-K Item 303(b) other than as discussed under “Contractual Obligations” above or disclosed in the notes to our consolidated financial statements included in this report.

Recent Authoritative Guidance

For information regarding recently adopted and issued accounting pronouncements, see Note 1 — The Company and a Summary of Its Significant Accounting Policies to the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and short-term and long-term obligations (including the Credit Facilities and the Notes). We consider investments in highly liquid instruments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. As of March 31, 2022, we had $700.0 million in principal amount of outstanding borrowings under our Term Loan Facility, no outstanding borrowings under our Revolving Credit Facility, $78.6 million in principal amount of outstanding borrowings under our Ex-Im Credit Facility, $700.0 million in aggregate principal amount outstanding of the 2025 Notes, $600.0 million in aggregate principal amount outstanding of the 2027 Notes and $400.0 million in aggregate principal amount outstanding of the 2028 Notes, and we held no short-term investments. The Notes and borrowings under our Ex-Im Credit Facility bear interest at a fixed rate and therefore our exposure to market risk for changes in interest rates relates primarily to borrowings under our Term Loan Facility and Revolving Credit Facility, cash equivalents, short-term investments and short-term obligations.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain a significant amount of our cash balance in money market accounts. In general, money market accounts are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our cash and cash equivalents earn interest at variable rates. Our interest income has been and may continue to be negatively impacted by low market interest rates. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. If the underlying weighted average interest rate on our cash and cash equivalents, assuming balances remain constant over a year, changed by 50 basis points, interest income would have increased or decreased by an insignificant amount for the fiscal years ended March 31, 2022 and 2021. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material.

Our primary interest rate under the Term Loan Facility is the SOFR rate plus 4.50%. Our primary interest rate under the Revolving Credit Facility is the Eurodollar rate plus an applicable margin that is based on our total leverage ratio. As of

March 31, 2022, the effective interest rate on our outstanding borrowings under the Term Loan Facility was 5.51%. Under the Revolving Credit Facility, the effective interest rate as of March 31, 2022 that would have been applied to any new Eurodollar-based borrowings under the Revolving Credit Facility was approximately 3.85%. As of March 31, 2022, we had no outstanding borrowings under our Revolving Credit Facility. Accordingly, assuming the outstanding balance under the Term Loan Facility remained constant and we continued to have no outstanding borrowings under the Revolving Credit Facility over a year, a 50 basis point increase in the interest rates would increase interest incurred, prior to effects of capitalized interest, by approximately $3.5 million over a 12-month period.

Foreign Exchange Risk

We generally conduct our business in U.S. dollars. However, as our international business is conducted in a variety of foreign currencies, we are exposed to fluctuations in foreign currency exchange rates. A five percent variance in foreign currencies in which our international business is conducted would change our (loss) income before income taxes by $1.3 million and $1.1 million for the fiscal years ended March 31, 2022 and 2021, respectively. Our objective in managing our exposure to foreign currency risk is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, from time to time, we may enter into foreign currency forward contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

As of March 31, 2022 and March 31, 2021, we had no foreign currency forward contracts outstanding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements at March 31, 2022 and March 31, 2021 and for each of the three fiscal years in the period ended March 31, 2022, and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (PCAOB ID 238), are included in this report on pages F-1 through F-47.

Summarized Quarterly Data (Unaudited)

The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results for the interim periods. Summarized quarterly data for fiscal years 2022 and 2021 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
2022
Total revenues	$664,860	$701,354	$719,717	$701,704
Income (loss) from operations	16,292	8,298	4,527	(20,787)
Net income (loss)	18,012	5,150	(3,990)	(21,655)
Net income (loss) attributable to Viasat, Inc.	16,968	3,291	(6,613)	(29,180)
Basic net income (loss) per share attributable to Viasat, Inc.	$0.24	$0.04	$(0.09)	$(0.39)
Diluted net income (loss) per share attributable to Viasat, Inc.	$0.23	$0.04	$(0.09)	$(0.39)
2021
Total revenues	$530,488	$554,278	$575,559	$595,782
(Loss) income from operations	(5,314)	12,683	21,760	29,104
Net (loss) income	(8,527)	3,391	7,760	14,477
Net (loss) income attributable to Viasat, Inc.	(12,389)	1,963	6,760	7,357
Basic net (loss) income per share attributable to Viasat, Inc.	$(0.20)	$0.03	$0.10	$0.11
Diluted net (loss) income per share attributable to Viasat, Inc.	$(0.20)	$0.03	$0.10	$0.11

The summarized quarterly data above includes the operating results of RigNet and EBI from the date of acquisition on April 30, 2021. Therefore the first quarter of fiscal year 2022 only includes two months of operating results, whereas the remaining quarters of fiscal year 2022 include a full quarter of operating results.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2022, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2022.

Management’s Report on Internal Control Over Financial Reporting

The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the company’s management, including our Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the company’s management concluded that its internal control over financial reporting was effective as of March 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We excluded RigNet and EBI from our assessment of internal control over financial reporting as of March 31, 2022 because we acquired RigNet and EBI in purchase business combinations during fiscal year 2022. RigNet and EBI are wholly-owned subsidiaries whose total assets and total revenues represent approximately 6% and 3% of total assets, respectively, and approximately 6% and 1% of total revenues, respectively, as of and for the year ended March 31, 2022.

The company’s independent registered public accounting firm has audited the effectiveness of the company’s internal control over financial reporting as of March 31, 2022, as stated in their report which appears on page F-1.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. During the quarter ended March 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On May 27, 2022, the Compensation and Human Resources Committee of our Board of Directors approved a form of amendment to the Change in Control Severance Agreement to be entered into with each of our executive officers (each, an Amendment). Pursuant to the existing Change in Control Severance Agreements, each executive officer is entitled to receive certain severance payments and benefits in the event of such executive officer’s termination of employment by us without “cause” or the executive officer’s resignation for “good reason”, in either case, within two months prior to or within 18 months following a “change in control” of Viasat (as defined in the applicable Change in

Control Severance Agreement). Each Amendment broadens the definition of a “change in control” of Viasat to include the consummation of the Inmarsat Transaction. The foregoing description of the Amendments is qualified in its entirety by reference to the form of Change in Control Severance Agreement, a copy of which has been previously filed as Exhibit 10.1 to Viasat’s Current Report on Form 8-K filed with the SEC on August 4, 2010, and the form of Amendment, a copy of which is filed hereto as Exhibit 10.12.1 and is incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included in our definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders (the Proxy Statement) under the headings “Corporate Governance Principles and Board Matters,” “Election of Directors” and “Ownership of Securities,” and is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this report:
(1)
Consolidated Financial Statements

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)
Exhibits

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of December 20, 2020, by and among Viasat, Inc., Royal Acquisition Sub, Inc. and RigNet, Inc.	8-K	000-21767	2.1	12/21/2020

2.2*	Share Purchase Agreement, dated as of November 8, 2021, by and among Viasat, Inc. and the shareholders of Connect Topco Limited party thereto	8-K	000-21767	2.1	11/08/2021

3.1	Second Amended and Restated Certificate of Incorporation of ViaSat, Inc.	10-Q	000-21767	3.1	11/14/2000

3.2	Second Amended and Restated Bylaws of ViaSat, Inc.	8-K	000-21767	3.1	12/04/2012

4.1	Form of Common Stock Certificate (p)	S-1/A	333-13183	4.1	11/05/1996

4.2	Indenture dated as of September 21, 2017, between ViaSat, Inc. and Wilmington Trust, National Association, as trustee	8-K	000-21767	4.1	09/21/2017

4.3	Form of 5.625% Senior Note due 2025 of ViaSat, Inc. (attached as Exhibit A to the Indenture filed as Exhibit 4.2 hereto)	8-K	000-21767	4.1	09/21/2017

4.4	Indenture, dated as of March 27, 2019, between Viasat, Inc. and Wilmington Trust, National Association, as trustee and as collateral trustee	8-K	000-21767	4.1	03/27/2019

4.5	Form of 5.625% Senior Secured Note due 2027 of Viasat, Inc. (attached as Exhibit A to the Indenture filed as Exhibit 4.4 hereto)	8-K	000-21767	4.1	03/27/2019

4.6	Indenture, dated as of June 24, 2020, between Viasat, Inc. and Wilmington Trust, National Association, as trustee.	8-K	000-21767	4.1	06/24/2020

4.7	Form of 6.500% Senior Note due 2028 of Viasat, Inc. (attached as Exhibit A to the Indenture filed as Exhibit 4.6 hereto)	8-K	000-21767	4.1	06/24/2020

4.8	Description of Registered Securities	10-K	000-21767	4.6	05/29/2020

10.1	Voting and Support Agreement, dated as of November 8, 2021, by and among Viasat, Inc., Baupost Group Securities, L.L.C. and the shareholders of Connect Topco Limited party thereto	8-K	000-21767	10.1	11/08/2021

10.2	Form of Voting and Support Agreement (executive officers and directors)	8-K	000-21767	10.2	11/08/2021

10.3*	Stockholders Agreement, dated as of November 8, 2021, by and among Viasat, Inc. and the shareholders of Connect Topco Limited party thereto	8-K	000-21767	10.3	11/08/2021

10.4	Form of Indemnification Agreement between ViaSat, Inc. and each of its directors and officers	8-K	000-21767	99.1	03/07/2008

10.5**	Viasat, Inc. Employee Stock Purchase Plan (As Amended and Restated Effective September 2, 2021)	8-K	000-21767	10.2	09/03/2021

10.6**	1996 Equity Participation Plan of Viasat, Inc. (As Amended and Restated Effective September 2, 2021)	8-K	000-21767	10.1	09/03/2021

10.7**	Form of Stock Option Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	10-K	000-21767	10.4	05/26/2015

10.8**	Form of Performance Stock Option Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	10-Q	000-21767	10.1	02/9/2018

10.9**	Form of Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.—Global	10-K	000-21767	10.5	05/25/2017

10.10**	Form of Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.—Independent Director	10-K	000-21767	10.6	05/26/2015

10.11**	Form of Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.—Executive	10-K	000-21767	10.7	05/26/2015

10.12**	Form of Change in Control Severance Agreement between ViaSat, Inc. and each of its executive officers	8-K	000-21767	10.1	08/04/2010

10.12.1**	Form of First Amendment to Change in Control Severance Agreement between ViaSat, Inc. and each of its executive officers					X

10.13**	RigNet, Inc. 2010 Omnibus Incentive Plan	S-8	333-255690	10.3	04/30/2021

10.13.1**	Amendment to RigNet, Inc. 2010 Omnibus Incentive Plan	S-8	333-255690	10.4	04/30/2021

10.14**	RigNet, Inc. 2019 Omnibus Incentive Plan	S-8	333-255690	10.5	04/30/2021

10.14.1**	Amendment to RigNet, Inc. 2019 Omnibus Incentive Plan	S-8	333-255690	10.6	04/30/2021

10.15**	Restricted Stock Unit Award Agreement, by and between RigNet, Inc. and Errol Olivier, effective as of January 8, 2020	S-8	333-255690	10.8	04/30/2021

10.16	Credit Agreement dated as of November 26, 2013, by and among ViaSat, Inc., Union Bank, N.A. (as agent) and the other lenders party thereto	8-K	000-21767	10.1	11/26/2013

10.16.1	First Amendment to Credit Agreement and Other Loan Documents dated as of March 12, 2015, by and among ViaSat, Inc., Union Bank, N.A. (as agent) and the other lenders party thereto	8-K	000-21767	10.2	03/13/2015

10.16.2	Second Amendment to Credit Agreement and Other Loan Documents dated as of May 24, 2016, by and among Viasat, Inc., MUFG Union Bank, N.A. (as agent) and the other lenders party thereto	8-K	000-21767	10.1	05/24/2016

10.16.3	Third Amendment to Credit Agreement dated as of May 24, 2018 by and among Viasat, Inc., MUFG Union Bank, N.A. (as agent) and the other lenders party thereto	10-K	000-21767	10.10.3	05/30/2018

10.16.4	Fourth Amendment to Credit Agreement dated as of January 18, 2019, by and among Viasat, Inc., MUFG Union Bank, N.A. (as administrative agent and collateral agent) and the other lenders party thereto	8-K	000-21767	10.1	01/22/2019

10.16.5	Fifth Amendment to Credit Agreement, dated as of November 23, 2021, by and among Viasat, Inc., MUFG Union Bank, N.A. (as administrative agent and collateral agent), and the other lenders party thereto	8-K	000-21767	10.1	11/30/2021

10.16.6	Sixth Amendment to Credit Agreement, dated as of March 4, 2022, by and among Viasat, Inc., MUFG Union Bank, N.A. (as administrative agent and collateral agent), and the other lenders party thereto	8-K	000-21767	10.2	03/04/2022

10.17	Credit Agreement dated as of March 12, 2015, by and among ViaSat Technologies Limited, ViaSat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im facility agent) and the Export-Import Bank of the United States	8-K	000-21767	10.1	03/13/2015

10.17.1	First Amendment to Credit Agreement, dated as of June 12, 2015, by and among ViaSat Technologies Limited, ViaSat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im Facility Agent) and the Export-Import Bank of the United States	10-Q	000-21767	10.1	08/10/2015

10.17.2	Second Amendment Agreement, dated as of March 23, 2016, by and among ViaSat Technologies Limited, ViaSat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im Facility Agent) and the Export-Import Bank of the United States	8-K	000-21767	10.1	03/24/2016

10.17.3	Third Amendment Agreement, dated as of October 11, 2016, by and among ViaSat Technologies Limited, ViaSat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im Facility Agent) and the Export-Import Bank of the United States	8-K	000-21767	10.1	10/12/2016

10.17.4	Fourth Amendment to Credit Agreement, dated as of July 17, 2018, by and among Viasat Technologies Limited, Viasat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im Facility Agent) and the Export-Import Bank of the United States	8-K	000-21767	10.1	07/23/2018

10.17.5	Fifth Amendment Agreement, dated as of February 28, 2019, by and among Viasat Technologies Limited, Viasat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im Facility Agent) and the Export-Import Bank of the United States	8-K	000-21767	10.1	02/28/2019

10.18	Credit Agreement, dated as of March 4, 2022, by and among Viasat, Inc., Bank of America, N.A. (as administrative agent and collateral agent), and the other lenders party thereto	8-K	000-21767	10.1	03/04/2022

21.1	Subsidiaries					X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see signature page)					X

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer					X

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

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

Date: May 27, 2022

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

Signature	Title	Date

/s/ RICHARD BALDRIDGE	President, Chief Executive Officer and Director	May 27, 2022
Richard Baldridge	(Principal Executive Officer)

/s/ SHAWN DUFFY	Senior Vice President and	May 27, 2022
Shawn Duffy	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ MARK DANKBERG	Executive Chairman	May 27, 2022
Mark Dankberg

/s/ JAMES BRIDENSTINE	Director	May 27, 2022
James Bridenstine

/s/ ROBERT JOHNSON	Director	May 27, 2022
Robert Johnson

/s/ SEAN PAK	Director	May 27, 2022
Sean Pak

/s/ VARSHA RAO	Director	May 27, 2022
Varsha Rao

/s/ JOHN STENBIT	Director	May 27, 2022
John Stenbit

/s/ THERESA WISE	Director	May 27, 2022
Theresa Wise

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Viasat, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Viasat, Inc. and its subsidiaries (the “Company”) as of March 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income (loss), of equity, and of cash flows for each of the three years in the period ended March 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in fiscal year 2020.

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

As described in Management's Report on Internal Control Over Financial Reporting, management has excluded RigNet, Inc. and Euro Broadband Infrastructure Sàrl from its assessment of internal control over financial reporting as of March 31, 2022, because they were acquired by the Company in purchase business combinations during fiscal year 2022. We have also excluded RigNet, Inc. and Euro Broadband Infrastructure Sàrl from our audit of internal control over financial reporting. RigNet, Inc. and Euro Broadband Infrastructure Sàrl are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 6% and 3% of total assets, respectively, and approximately 6% and 1% of total revenues, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2022.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Estimated Costs at Completion

As described in Note 1 to the consolidated financial statements, the vast majority of the Company’s revenues from long-term contracts to develop and deliver complex equipment built to customer specifications are derived from contracts with the U.S. government. A portion of the Company’s total revenues of $2.8 billion for the year ended March 31, 2022 are from long-term contracts. Performance obligations related to developing and delivering complex equipment built to customer specifications under long-term contracts are recognized over time as these performance obligations do not create assets with an alternative use to the Company and the Company has an enforceable right to payment for performance to date. To measure the transfer of control, revenue is recognized based on the extent of progress towards completion of the performance obligation. The Company generally uses the cost-to-cost measure of progress for its contracts because that best depicts the transfer of control to the customer which occurs as the Company incurs costs on its contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Estimating the total costs at completion of a performance obligation requires management to make estimates related to items such as subcontractor performance, material costs and availability, labor costs and productivity, and the costs of overhead.

The principal considerations for our determination that performing procedures relating to revenue recognition – estimated costs at completion is a critical audit matter are the significant judgment by management when developing the estimated costs at completion on individual fixed-price contracts, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the estimated costs at completion related to the assessment of management’s judgment as it relates to the subcontractor performance, material costs and availability, labor costs and productivity, and the costs of overhead.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the completeness and accuracy of estimated costs at completion. The procedures also included, among others, (i) evaluating and testing management’s process for developing estimates of total estimated costs at completion for long-term contracts for a sample of contracts; (ii) testing the completeness and accuracy of costs incurred to date and (iii) evaluating the reasonableness of significant estimates used by management related to subcontractor performance, material costs, labor costs, and overhead costs, and considering factors that could affect the accuracy of those estimates. Evaluating the reasonableness of the significant assumptions used involved assessing management’s ability to reasonably estimate costs at completion by (i) testing samples of third-party quotes or bids for materials and subcontractor services; (ii) assessing the reasonableness of estimates of total costs at completion in comparison to actual total costs incurred to date; (iii) recalculating estimated labor and overhead, and (iv) evaluating the timely identification of circumstances that may warrant a modification to estimated costs to complete, including actual costs in excess of estimates.

Valuation of the customer relationships intangible asset - Acquisition of RigNet, Inc.

As described in Note 16 to the consolidated financial statements, on April 30, 2021, the Company completed the acquisition of all outstanding shares of RigNet, Inc. for consideration of approximately $317.9 million, which resulted in recording of a customer relationships intangible asset valued at $101.9 million. Management determined the fair value of the acquired customer relationships intangible asset by applying the multi-period excess earnings method, which involved the use of significant estimates and assumptions related to forecasted revenue growth rate, gross margin, contributory asset charges, customer attrition rate and discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of the customer relationships intangible asset from the acquisition of RigNet, Inc. is a critical audit matter are the significant judgment by management when determining the fair value of the customer relationships intangible asset, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the forecasted revenue growth rate, gross margin, customer attrition rate, and discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships intangible asset and controls over the development of significant assumptions related to the forecasted revenue growth rate, gross margin, customer attrition rate, and discount rate. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for estimating the fair value of the customer relationships intangible asset; (iii) evaluating the appropriateness of the multi-period excess earnings method; (iv) testing the completeness and accuracy of underlying data provided by management; and (v) evaluating the reasonableness of significant assumptions related to the forecasted revenue growth rate, gross margin, customer attrition rate, and discount rate. Evaluating management’s significant assumptions related to the forecasted revenue growth rate and gross margin involved evaluating whether the significant assumptions used were reasonable considering (i) the current and past performance of RigNet, Inc.; (ii) consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the multi-period excess earnings method and the reasonableness of the significant assumptions related to the customer attrition rate and discount rate.

/s/ PricewaterhouseCoopers LLP

San Diego, California

May 27, 2022

We have served as the Company’s auditor since 1992.

VIASAT, INC.

CONSOLIDATED BALANCE SHEETS

	As of March 31, 2022	As of March 31, 2021
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$310,459	$295,949
Accounts receivable, net	359,269	238,652
Inventories	341,890	336,672
Prepaid expenses and other current assets	147,854	119,960
Total current assets	1,159,472	991,233

Property, equipment and satellites, net	3,741,912	3,050,483
Operating lease right-of-use assets	356,176	340,456
Other acquired intangible assets, net	236,043	9,568
Goodwill	190,113	122,300
Other assets	705,630	835,427
Total assets	$6,389,346	$5,349,467

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$219,088	$145,134
Accrued and other liabilities	516,422	532,831
Current portion of long-term debt	34,911	30,472
Total current liabilities	770,421	708,437

Senior notes	1,686,225	1,683,264
Other long-term debt	764,991	119,420
Non-current operating lease liabilities	327,664	313,762
Other liabilities	157,451	137,350
Total liabilities	3,706,752	2,962,233
Commitments and contingencies (Notes 12 and 13)
Equity:
Viasat, Inc. stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2022 and 2021, respectively	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 74,428,816 and 68,529,133 shares outstanding at March 31, 2022 and 2021, respectively	7	7
Paid-in capital	2,421,950	2,092,595
Retained earnings	233,530	249,064
Accumulated other comprehensive (loss) income	(21,621)	9,803
Total Viasat, Inc. stockholders’ equity	2,633,866	2,351,469
Noncontrolling interest in subsidiary	48,728	35,765
Total equity	2,682,594	2,387,234
Total liabilities and equity	$6,389,346	$5,349,467

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Fiscal Years Ended
	March 31, 2022	March 31, 2021	March 31, 2020
	(In thousands, except per share data)
Revenues:
Product revenues	$1,210,411	$1,044,450	$1,172,541
Service revenues	1,577,224	1,211,657	1,136,697
Total revenues	2,787,635	2,256,107	2,309,238
Operating expenses:
Cost of product revenues	914,323	774,893	845,757
Cost of service revenues	1,025,799	789,391	763,930
Selling, general and administrative	657,251	512,316	523,085
Independent research and development	153,203	115,792	130,434
Amortization of acquired intangible assets	28,729	5,482	7,611
Income from operations	8,330	58,233	38,421
Other income (expense):
Interest income	504	440	1,648
Interest expense	(29,391)	(32,687)	(38,641)
Other income, net	4,118	—	—
(Loss) income before income taxes	(16,439)	25,986	1,428
Benefit from (provision for) income taxes	14,237	(9,441)	7,915
Equity in (loss) income of unconsolidated affiliates, net	(281)	556	4,470
Net (loss) income	(2,483)	17,101	13,813
Less: net income attributable to noncontrolling interest, net of tax	13,051	13,410	14,025
Net (loss) income attributable to Viasat, Inc.	$(15,534)	$3,691	$(212)
Net (loss) income per share attributable to Viasat, Inc. common stockholders:
Basic net (loss) income per share attributable to Viasat, Inc. common stockholders	$(0.21)	$0.06	$(0.00)
Diluted net (loss) income per share attributable to Viasat, Inc. common stockholders	$(0.21)	$0.06	$(0.00)
Shares used in computing basic net (loss) income per share	73,397	66,444	61,632
Shares used in computing diluted net (loss) income per share	73,397	67,020	61,632

Comprehensive income (loss):
Net (loss) income	$(2,483)	$17,101	$13,813
Other comprehensive (loss) income, net of tax:
Unrealized gain on hedging, net of tax	—	—	235
Foreign currency translation adjustments, net of tax	(31,424)	15,851	(11,621)
Other comprehensive (loss) income, net of tax	(31,424)	15,851	(11,386)
Comprehensive (loss) income	(33,907)	32,952	2,427
Less: comprehensive income attributable to noncontrolling interest, net of tax	13,051	13,410	14,025
Comprehensive (loss) income attributable to Viasat, Inc.	$(46,958)	$19,542	$(11,598)

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	March 31, 2022	March 31, 2021	March 31, 2020
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(2,483)	$17,101	$13,813
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	407,376	330,861	279,733
Amortization of intangible assets	88,071	66,241	62,445
Stock-based compensation expense	86,808	84,879	86,553
Loss on disposition of fixed assets	46,793	39,442	45,622
Other non-cash adjustments	(11,772)	7,773	(3,154)
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(60,488)	84,411	(44,807)
Inventories	(2,300)	(42,460)	(58,997)
Other assets	26,854	36,431	(3,313)
Accounts payable	25,444	(24,363)	28,175
Accrued liabilities	(48,827)	154,898	55,126
Other liabilities	(49,835)	(27,999)	(24,260)
Net cash provided by operating activities	505,641	727,215	436,936
Cash flows from investing activities:
Purchase of property, equipment and satellites	(938,280)	(827,241)	(693,966)
Cash paid for patents, licenses and other assets	(52,030)	(58,030)	(67,112)
Payments related to acquisition of businesses, net of cash acquired	(139,533)	—	—
Proceeds from insurance claims on ViaSat-2 satellite	—	—	2,277
Net cash used in investing activities	(1,129,843)	(885,271)	(758,801)
Cash flows from financing activities:
Proceeds from debt borrowings, net of discount	1,266,000	400,000	420,000
Payments on debt borrowings	(610,401)	(420,552)	(59,691)
Payment of debt issuance costs	(6,261)	(5,060)	(2,479)
Proceeds from issuance of common stock under equity plans	20,549	19,101	38,410
Purchase of common stock in treasury (immediately retired) related to tax withholdings for stock-based compensation	(22,969)	(13,676)	(28,802)
Proceeds from common stock issued in private placement, net of issuance costs	—	174,749	—
Other financing activities	(3,288)	(4,871)	(2,253)
Net cash provided by financing activities	643,630	149,691	365,185
Effect of exchange rate changes on cash	(4,918)	5	(712)
Net increase (decrease) in cash and cash equivalents	14,510	(8,360)	42,608
Cash and cash equivalents at beginning of fiscal year	295,949	304,309	261,701
Cash and cash equivalents at end of fiscal year	$310,459	$295,949	$304,309
Supplemental information:
Cash paid for interest (net of amounts capitalized)	$14,627	$23,526	$27,805
Cash paid for income taxes, net	$17,144	$6,670	$10,950
Non-cash investing and financing activities:
Issuance of common stock in connection with acquisition	$207,169	$—	$—
Issuance of common stock in satisfaction of certain accrued employee compensation liabilities	$24,488	$25,406	$22,829
Capital expenditures not paid for	$67,931	$32,616	$43,606

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Viasat, Inc. Stockholders
	Common Stock
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total
	(In thousands, except share data)
Balance at March 31, 2019	60,550,093	$6	$1,656,819	$245,585	$5,338	$8,330	$1,916,078
Exercise of stock options	340,373	—	21,060	—	—	—	21,060
Issuance of stock under Employee Stock Purchase Plan	311,137	—	17,350	—	—	—	17,350
Stock-based compensation	—	—	99,200	—	—	—	99,200
Shares issued in settlement of certain accrued employee compensation liabilities	255,615	—	22,829	—	—	—	22,829
RSU awards vesting, net of shares withheld for taxes which have been retired	689,922	—	(28,802)	—	—	—	(28,802)
Net (loss) income	—	—	—	(212)	—	14,025	13,813
Other comprehensive loss, net of tax	—	—	—	—	(11,386)	—	(11,386)
Balance at March 31, 2020	62,147,140	$6	$1,788,456	$245,373	$(6,048)	$22,355	$2,050,142
Issuance of stock under Employee Stock Purchase Plan	638,792	—	19,101	—	—	—	19,101
Common stock issued in private placement, net of issuance costs	4,474,559	1	174,748	—	—	—	174,749
Stock-based compensation	—	—	98,560	—	—	—	98,560
Shares issued in settlement of certain accrued employee compensation liabilities	580,846	—	25,406	—	—	—	25,406
RSU awards vesting, net of shares withheld for taxes which have been retired	687,796	—	(13,676)	—	—	—	(13,676)
Net income	—	—	—	3,691	—	13,410	17,101
Other comprehensive income, net of tax	—	—	—	—	15,851	—	15,851
Balance at March 31, 2021	68,529,133	$7	$2,092,595	$249,064	$9,803	$35,765	$2,387,234
Exercise of stock options	27,107	—	1,526	—	—	—	1,526
Issuance of stock under Employee Stock Purchase Plan	586,203	—	19,023	—	—	—	19,023
Stock-based compensation	—	—	100,118	—	—	—	100,118
Shares issued in settlement of certain accrued employee compensation liabilities	457,130	—	24,488	—	—	—	24,488
RSU awards vesting, net of shares withheld for taxes which have been retired	829,054	—	(22,969)	—	—	—	(22,969)
Shares issued in connection with acquisition of business	4,000,189	—	207,169	—	—	—	207,169
Other	—	—	—	—	—	(88)	(88)
Net income	—	—	—	(15,534)	—	13,051	(2,483)
Other comprehensive income, net of tax	—	—	—	—	(31,424)	—	(31,424)
Balance at March 31, 2022	74,428,816	$7	$2,421,950	$233,530	$(21,621)	$48,728	$2,682,594

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

Principles of consolidation

The Company’s consolidated financial statements include the assets, liabilities and results of operations of Viasat, its wholly owned subsidiaries and its majority-owned subsidiary, TrellisWare Technologies, Inc. (TrellisWare). During the first quarter of fiscal year 2022, the Company completed the acquisitions of the remaining 51% interest in Euro Broadband Infrastructure Sàrl (EBI) and RigNet, Inc. (RigNet) (see Note 16 — Acquisitions for more information). The acquisitions were accounted for as purchases and accordingly, the consolidated financial statements include the operating results of EBI and RigNet from the dates of acquisition.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenues from the U.S. Government as an individual customer comprised approximately 25%, 30% and 30% of total revenues for fiscal years 2022, 2021 and 2020, respectively. Billed accounts receivable to the U.S. Government as of March 31, 2022 and 2021 were approximately 18% and 27%, respectively, of total billed receivables. In addition, none of the Company’s commercial customers comprised 10% or more of total revenues for fiscal years 2022, 2021 and 2020. The Company’s five largest contracts generated approximately 20%, 16% and 18% of the Company’s total revenues for the fiscal years ended March 31, 2022, 2021 and 2020, respectively.

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

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (Accounting Standards Codification (ASC) 835-20). With respect to the construction of satellites, gateway and networking equipment and other assets under construction, the Company capitalized $102.1 million, $81.0 million and $54.1 million of interest expense for the fiscal years ended March 31, 2022, 2021 and 2020, respectively.

The Company owns four satellites in service — three over North America (ViaSat-2, ViaSat-1 and WildBlue-1) and, the KA-SAT satellite over Europe, Middle East, and Africa (EMEA). In addition, the Company has lifetime leases of Ka-band capacity on two satellites. The Company is also planning to launch a global constellation of three third-generation ViaSat-3 class satellites under construction. In addition, the Company owns related earth stations and networking equipment for all of its satellites. The Company procures indoor and outdoor CPE units leased to subscribers under a retail leasing program as part of the Company’s satellite services segment, which are reflected in investing activities and property, equipment and satellites, net in the accompanying consolidated financial statements. The Company depreciates the satellites, earth stations and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites, net, as of March 31, 2022 were $395.5 million and $210.6 million, respectively. The total cost and accumulated depreciation of

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CPE units included in property, equipment and satellites, net, as of March 31, 2021 were $409.9 million and $193.7 million, respectively.

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

Business combinations

The authoritative guidance for business combinations (ASC 805) requires that all business combinations be accounted for using the purchase method. The purchase price for business combinations is allocated to the estimated fair

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

values of acquired tangible and intangible assets, including goodwill, and assumed liabilities, where applicable. The Company recognizes technology, contracts and customer relationships, satellite co-location rights, trade names and other as identifiable intangible assets, which are recorded at fair value as of the transaction date. Goodwill is recorded when consideration transferred exceeds the fair value of identifiable assets and liabilities. Measurement-period adjustments to assets acquired and liabilities assumed with a corresponding offset to goodwill are recorded in the period they occur, which may include up to one year from the acquisition date. Contingent consideration is recorded at fair value at the acquisition date.

Goodwill and intangible assets

The authoritative guidance for business combinations (ASC 805) specifies criteria for recognizing and reporting intangible assets apart from goodwill; however, acquired workforce must be recognized and reported in goodwill. The authoritative guidance for goodwill and other intangible assets (ASC 350) requires that intangible assets with an indefinite life should not be amortized until their life is determined to be finite. All other intangible assets must be amortized over their useful life. The authoritative guidance for goodwill and other intangible assets prohibits the amortization of goodwill and indefinite-lived intangible assets, but instead requires these assets to be tested for impairment at least annually and more frequently upon the occurrence of specified events. In addition, all goodwill must be assigned to reporting units for purposes of impairment testing.

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs of $3.5 million related to patents were included in other assets as of both March 31, 2022 and March 31, 2021. The Company capitalized costs of $64.1 million and $53.8 million related to acquiring and obtaining orbital slots and other licenses included in other assets as of March 31, 2022 and 2021, respectively. Accumulated amortization related to these assets was $5.4 million and $4.4 million as of March 31, 2022 and 2021, respectively. Amortization expense related to these assets was $1.1 million for the fiscal year ended March 31, 2022 and an insignificant amount for the fiscal years ended March 31, 2021 and 2020. If a patent, orbital slot or other license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During fiscal years 2022, 2021 and 2020, the Company did not write off any significant costs due to abandonment or impairment.

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense using the effective interest rate method, or, when the results are not materially different, on a straight-line basis over the expected term of the related debt. The Company capitalized $7.8 million and $5.1 million of debt issuance costs during fiscal years 2022 and 2021, respectively. During fiscal year 2020, no debt issuance costs were capitalized. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in loss on extinguishment of debt in the consolidated statements of operations and comprehensive income (loss). Debt issuance costs related to the Company’s revolving credit facility (the Revolving Credit Facility) are recorded in prepaid expenses and other current assets and in other long-term assets in the consolidated balance sheets in accordance with the authoritative guidance for imputation of interest (ASC 835-30). Debt issuance costs related to the Company’s term loan facility (the Term Loan Facility), 5.625% Senior Notes due 2025 (the 2025 Notes), the Company’s 5.625% Senior Secured Notes due 2027 (the 2027 Notes), the Company’s 6.500% Senior Notes due 2028 (the 2028 Notes and, together with the 2025 Notes and the 2027 Notes, the Notes) and the Ex-Im Credit Facility are recorded as a direct deduction from the carrying amount of the related debt, consistent with debt discounts, in accordance with the authoritative guidance for imputation of interest (ASC 835-30).

Software development

Costs of developing software for sale are charged to independent research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. Capitalized costs, net, of $221.6 million and $237.1 million related to software developed for resale were included in other assets as of March 31, 2022 and 2021, respectively. The Company capitalized $42.6 million and $54.0 million of costs related to software developed for resale for the fiscal years ended March 31, 2022 and 2021, respectively.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Amortization expense for capitalized software development costs was $58.1 million, $59.6 million and $53.0 million during fiscal years 2022, 2021 and 2020, respectively.

Impairment of long-lived and other long-term assets (property, equipment, and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), the Company assesses potential impairments to long-lived assets, including property, equipment and satellites, and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by the Company for fiscal years 2022, 2021 and 2020.

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

Based on the Company’s qualitative assessment performed during the fourth quarter of fiscal year 2022, the Company concluded that it was more likely than not that the estimated fair value of the Company’s reporting units exceeded their carrying values as of March 31, 2022, and therefore, determined it was not necessary to perform a quantitative impairment analysis. No impairments were recorded by the Company related to goodwill and other intangible assets for fiscal years 2022, 2021 and 2020.

Warranty reserves

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when the Company ships the products or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within 12 months are classified as accrued liabilities and amounts expected to be incurred beyond 12 months are classified as other liabilities in the consolidated financial statements. For mature products, the Company estimates the warranty costs based on historical experience with the particular product. For newer products that do not have a history of warranty costs, the Company bases its estimates on its experience with the technology involved and the types of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience, and in that case, the Company will make future adjustments to the recorded warranty obligation (see Note 14 — Product Warranty).

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, including cash equivalents, receivables, accounts payable and accrued liabilities, approximate their fair values due to their short-term maturities. The estimated fair value of

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the Company’s long-term borrowings and other long-term interest bearing liabilities is determined by using available market information for those securities or similar financial instruments (see Note 3 – Fair Value Measurements).

Self-insurance liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company has recorded self-insurance liability for its plans of $6.5 million and $6.9 million in accrued and other liabilities in the consolidated balance sheets as of March 31, 2022 and 2021, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued and other liabilities in accordance with the estimated timing of the projected payments.

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At March 31, 2022 and 2021, no such amounts were accrued related to the aforementioned provisions.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Common stock held in treasury

As of March 31, 2022 and 2021, the Company had no shares of common stock held in treasury.

During fiscal years 2022, 2021 and 2020, the Company issued 1,274,311, 1,064,680 and 1,075,526 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, the Company repurchased 445,257, 376,884 and 385,604 shares of common stock at cost and with a total value of $23.0 million, $13.7 million and $28.8 million during fiscal years 2022, 2021 and 2020, respectively. Although shares withheld for employee withholding taxes are technically not issued, they are treated as common stock repurchases for accounting purposes (with such shares deemed to be repurchased and then immediately retired), as they reduce the number of shares that otherwise would have been issued upon vesting of the restricted stock units. These retired shares remain as authorized stock and are considered to be unissued. The retirement of treasury stock had no impact on the Company’s total consolidated stockholders’ equity.

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

Other comprehensive loss related to the effects of foreign currency translation adjustments attributable to Viasat, Inc. during fiscal year 2022 was $37.3 million, or $31.4 million net of tax. Other comprehensive income related to the effects of foreign currency translation adjustments attributable to Viasat, Inc. during fiscal year 2021 was $20.4 million, or $15.9 million net of tax. Other comprehensive loss related to the effects of foreign currency translation adjustments attributed to Viasat, Inc. during fiscal year 2020 was $12.8 million, or $11.6 million net of tax.

Revenue recognition

In accordance with the authoritative guidance for revenue from contracts with customers (ASC 606), the Company applies the five-step model to its contracts with its customers. Under this model the Company (1) identifies the contract with the customer, (2) identifies its performance obligations in the contract, (3) determines the transaction price for the contract, (4) allocates the transaction price to its performance obligations and (5) recognizes revenue when or as it satisfies its performance obligations. These performance obligations generally include the purchase of services (including broadband capacity and the leasing of broadband equipment), the purchase of products, and the development and delivery of complex equipment built to customer specifications under long-term contracts.

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

Contract costs on U.S. Government contracts are subject to audit and review by the Defense Contracting Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. Government agencies, as well as negotiations with U.S. Government representatives. The Company’s incurred cost audits by the DCAA has not been concluded for fiscal year 2021. As of March 31, 2022, the DCAA had completed its incurred cost audit for fiscal years 2004, 2016, 2019, and 2020 and approved the Company’s incurred costs for those fiscal years, as well as approved the Company’s incurred costs for fiscal years 2005 through 2015, 2017 and 2018 without further audit based on the determination of low risk. Although the Company has recorded contract revenues subsequent to fiscal year 2020 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of March 31, 2022 and March 31, 2021, the

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Company had $12.1 million and $10.3 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. Government cost reimbursable contracts (see Note 13 — Contingencies for more information).

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

Transaction price allocated to remaining performance obligations

The Company’s remaining performance obligations represent the transaction price of firm contracts and orders for which work has not been performed. The Company includes in its remaining performance obligations only those contracts and orders for which it has accepted purchase orders. Remaining performance obligations associated with the Company’s subscribers for fixed consumer and business broadband services in its satellite services segment exclude month-to-month service contracts in accordance with a practical expedient and are estimated using a portfolio approach in which the Company reviews all relevant promotional activities and calculates the remaining performance obligation using the average service component for the portfolio and the average time remaining under the contract. The Company’s future recurring in-flight connectivity service contracts in its satellite services segment do not have minimum service purchase requirements and therefore are not included in the Company’s remaining performance obligations. As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $2.0 billion, of which the Company expects to recognize a little over half over the next 12 months, with the balance recognized thereafter.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following sets forth disaggregated reported revenue by segment and product and services for the fiscal years ended March 31, 2022, 2021 and 2020:

	Fiscal Year Ended March 31, 2022
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$443,435	$766,976	$1,210,411
Service revenues	1,188,816	68,664	319,744	1,577,224
Total revenues	$1,188,816	$512,099	$1,086,720	$2,787,635

	Fiscal Year Ended March 31, 2021
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$268,830	$775,620	$1,044,450
Service revenues	868,943	52,026	290,688	1,211,657
Total revenues	$868,943	$320,856	$1,066,308	$2,256,107

	Fiscal Year Ended March 31, 2020
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$289,959	$882,582	$1,172,541
Service revenues	826,583	54,598	255,516	1,136,697
Total revenues	$826,583	$344,557	$1,138,098	$2,309,238

Revenues from the U.S. Government as an individual customer comprised approximately, 25%, 30% and 30% of total revenues for the fiscal years ended March 31, 2022, 2021 and 2020, respectively, mainly reported within the government systems segment. Revenues from the Company’s other customers, mainly reported within the commercial networks and satellite services segments, comprised approximately 75%, 70% and 70% of total revenues for the fiscal years ended March 31, 2022, 2021 and 2020, respectively.

The Company’s satellite services segment revenues are primarily derived from the Company’s fixed broadband services, in-flight services and energy services (acquired through the RigNet acquisition).

Revenues in the Company’s commercial networks and government systems segments are primarily derived from three types of contracts: fixed-price, cost-reimbursement and time-and-materials contracts. Fixed-price contracts (which require the Company to provide products and services under a contract at a specified price) comprised approximately 90%, 89% and 88% of the Company’s total revenues for these segments for the fiscal years ended March 31, 2022, 2021 and 2020, respectively. The remainder of the Company’s revenues in these segments for such periods was derived primarily from cost-reimbursement contracts (under which the Company is reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (under which the Company is reimbursed for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

Historically, a significant portion of the Company’s revenues in its commercial networks and government systems segments has been derived from customer contracts that include the development of products. The development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for the Company’s funded development from its customer contracts were approximately 23%, 23% and 24% of its total revenues for the fiscal years ended March 31, 2022, 2021 and 2020, respectively.

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

The following table presents contract assets and liabilities as of March 31, 2022 and March 31, 2021:

	As of March 31, 2022	As of March 31, 2021
	(In thousands)
Unbilled accounts receivable	$103,045	$70,785
Collections in excess of revenues and deferred revenues	148,906	216,594
Deferred revenues, long-term portion	90,151	84,654

Unbilled accounts receivable increased $32.3 million during fiscal year 2022, primarily driven by revenue recognized in the Company’s satellite services and commercial networks segments. The acquisition of RigNet contributed $17.5 million of unbilled accounts receivable.

Collections in excess of revenues and deferred revenues decreased $67.7 million during fiscal year 2022, primarily driven by revenue recognized in excess of advances received on goods or services in the Company’s commercial networks and government systems segments.

During the fiscal year ended March 31, 2022, the Company recognized revenue of $193.2 million that was previously included in the Company’s collections in excess of revenues and deferred revenues at March 31, 2021. During the fiscal year ended March 31, 2021, the Company recognized revenue of $98.6 million that was previously included in the Company’s collections in excess of revenues and deferred revenues at March 31, 2020.

Other assets and deferred costs – contracts with customers

Per ASC 340-40, Other Assets and Deferred Costs – Contracts with Customers, the Company recognizes an asset from the incremental costs of obtaining a contract with a customer if the Company expects to recover those costs. The incremental costs of obtaining a contract are those costs that the Company incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained. ASC 340-40 also requires the recognition of an asset from the costs incurred to fulfill a contract when (1) the costs relate directly to a contract or to an anticipated contract that the Company can specifically identify, (2) the costs generate or enhance resources of the Company that will be used in satisfying (or in continuing to satisfy) performance obligations in the future, and (3) the costs are expected to be recovered. Adoption of the standard has resulted in the recognition of an asset related to commission costs incurred primarily in the Company’s satellite services segment, and recognition of an asset related to costs incurred to fulfill contracts. Costs to acquire customer contracts are amortized over the estimated customer contract life. Costs to fulfill customer contracts are amortized in proportion to the revenue to which the costs relate. For contracts with an estimated amortization period of less than one year, the Company elected the practical expedient and expenses incremental costs immediately. The Company’s deferred customer contract acquisition costs and costs to fulfill contract balances were $49.7 million and $35.0 million, respectively as of March 31, 2022. Of the Company’s total deferred customer contract acquisition costs and costs to fulfill contracts, $24.6 million was included in prepaid expenses and other current assets and $60.1 million was included in other assets on the Company’s consolidated balance sheet as of March 31, 2022. The Company’s deferred customer contract acquisition costs and costs to fulfill contract balances were $60.4 million and $24.2 million, respectively, as of March 31, 2021. Of the Company’s total deferred customer contract acquisition costs and costs to fulfill contracts, $26.8 million was included in prepaid expenses and other current assets and $57.8 million was included in other assets on the Company’s consolidated balance sheet as of March 31, 2021. For total deferred customer contract acquisition costs and contract fulfillment costs, the Company’s amortization and reduction of carrying value associated

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

with contract termination was $56.9 million, $50.5 million and $46.4 million for the fiscal years ended March 31, 2022, 2021 and 2020, respectively.

Advertising costs

In accordance with the authoritative guidance for advertising costs (ASC 720-35), advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising expenses for fiscal years 2022, 2021 and 2020 were $23.1 million, $12.0 million and $25.8 million, respectively.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment reporting

The Company’s reporting segments, namely its satellite services, commercial networks and government systems segments, are primarily distinguished by the type of customer and the related contractual requirements. The Company’s satellite services segment provides satellite-based broadband services to customers, enterprises, commercial airlines and mobile broadband customers. The Company’s commercial networks segment develops and offers advanced satellite and wireless broadband platforms, ground networking equipment, radio frequency and advanced microwave solutions, Application-Specific Integrated Circuit (ASIC) chip design, satellite payload development and space-to-earth connectivity systems, some of which are ultimately used by the Company’s satellite services segment. The Company’s government systems segment develops and offers network-centric, Internet Protocol (IP)-based fixed and mobile secure government communications systems, products, services and solutions and provides global mobile broadband service and product offerings. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the satellite services and commercial networks segments. The Company’s segments are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance (see Note 15 — Segment Information).

Recent authoritative guidance

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various areas related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted the new guidance in the first quarter of fiscal year 2022 on a prospective basis and as a result upon purchase of the remaining 51% interest in EBI from Eutelsat (see Note 16 — Acquisitions for more information), and assertion to permanently reinvest future earnings, the deferred tax liability recorded for EBI’s outside basis difference of $8.1 million was reversed and recorded in the first quarter of fiscal year 2022 as an income tax benefit in the consolidated statements of operations and comprehensive income (loss).

In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities (ASC 321), Investments – Equity Method and Joint Ventures (ASC 323) and Derivatives and Hedging (ASC 815). ASU 2020-01 clarifies the interaction of the accounting for equity securities under ASC 321 and investments accounted for under the equity method of accounting under ASC 323, and the accounting for certain forward contracts and purchased options accounted for under ASC 815. The Company adopted the new guidance in the first quarter of fiscal year 2022 on a prospective basis and the guidance did not have a material impact on the Company's consolidated financial statements and disclosures.

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

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs. ASU 2020-08 clarifies that a company should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. The Company adopted the new guidance in the first quarter of fiscal year 2022 on a prospective basis and the guidance did not have a material impact on the Company's consolidated financial statements and disclosures.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (ASC 832): Disclosures by Business Entities about Government Assistance. ASU 2021-10 requires annual disclosures when an entity accounts for a transaction with a government by applying a grant or contribution accounting model by analogy to other accounting guidance. The new standard will become effective for the Company in fiscal year 2023. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (ASC 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2022-01 made targeted improvements to the optional hedge accounting model with the objective of improving hedge accounting to better portray the economic results of an entity’s risk management activities in its financial statements. The new standard will become effective for the Company beginning in fiscal year 2024. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (ASC 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors, while enhancing certain disclosure requirements for loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Furthermore, it requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments – Credit Losses – Measured at Amortized Cost. The new standard will become effective for the Company beginning in fiscal year 2024. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 2 — Composition of Certain Balance Sheet Captions

	As of March 31, 2022	As of March 31, 2021
	(In thousands)
Accounts receivable, net:
Billed	$263,383	$172,559
Unbilled	103,045	70,785
Allowance for doubtful accounts	(7,159)	(4,692)
	$359,269	$238,652
Inventories:
Raw materials	$92,650	$98,338
Work in process	64,371	71,875
Finished goods	184,869	166,459
	$341,890	$336,672
Prepaid expenses and other current assets:
Prepaid expenses	$107,885	$94,405
Other	39,969	25,555
	$147,854	$119,960
Property, equipment and satellites, net:
Equipment and software (estimated useful life of 3-7 years)	$1,750,855	$1,505,697
CPE leased equipment (estimated useful life of 4-5 years)	395,539	409,942
Furniture and fixtures (estimated useful life of 7 years)	58,602	57,433
Leasehold improvements (estimated useful life of 2-17 years)	151,508	149,324
Buildings (estimated useful life of 12-38 years)	12,440	8,923
Land	3,944	2,291
Construction in progress	387,668	219,482
Satellites (estimated useful life of 7-17 years)	1,059,182	969,952
Satellite Ka-band capacity obtained under finance leases (estimated useful life of 7-11 years)	173,480	173,467
Satellites under construction	1,808,474	1,338,408
	5,801,692	4,834,919
Less: accumulated depreciation and amortization	(2,059,780)	(1,784,436)
	$3,741,912	$3,050,483
Other assets:
Deferred income taxes	$304,642	$273,288
Capitalized software costs, net	221,647	237,100
Patents, orbital slots and other licenses, net	62,200	52,889
Investment in unconsolidated affiliate	840	176,938
Other	116,301	95,212
	$705,630	$835,427
Accrued and other liabilities:
Collections in excess of revenues and deferred revenues	$148,906	$216,594
Accrued employee compensation	113,554	87,153
Accrued vacation	51,675	59,509
Warranty reserve, current portion	5,043	6,693
Operating lease liabilities	52,122	48,896
Other	145,122	113,986
	$516,422	$532,831
Other liabilities:
Deferred revenues, long-term portion	$90,151	$84,654
Warranty reserve, long-term portion	5,675	5,193
Satellite performance incentive obligations, long-term portion	18,651	22,191
Deferred income taxes	16,869	—
Other	26,105	25,312
	$157,451	$137,350

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

The Company had $5.0 million in cash equivalents (Level 1) and no liabilities measured at fair value on a recurring basis as of both March 31, 2022 and March 31, 2021.

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Cash equivalents — The Company’s cash equivalents consist of money market funds. Money market funds are valued using quoted prices for identical assets in an active market with sufficient volume and frequency of transactions (Level 1).

Contingencies — In connection with the acquisition of the remaining 51% interest in EBI on April 30, 2021 (see Note 16 — Acquisitions for more information), part of the purchase price consideration will not be determined until two years after the closing date, when the Company may pay or receive up to €20.0 million, or approximately $22.3 million, in cash. The consideration to be paid in the future is contingent based on certain outcomes as defined in the acquisition agreement. Each reporting period, the Company estimates the fair value of the contingent consideration based on unobservable inputs and probability weightings using standard valuation techniques (Level 3). The fair value amount is currently recorded in other assets on the consolidated balance sheets and any change to fair value is recorded in the Company’s consolidated statements of operations each reporting period. As of and for the fiscal year ended March 31, 2022, the Company’s fair value estimate, and change in fair value of the contingent consideration since the acquisition date, were immaterial.

Long-term debt — The Company’s long-term debt consists of borrowings under its Term Loan Facility, Revolving Credit Facility and Ex-Im Credit Facility (collectively, the Credit Facilities), $700.0 million in aggregate principal amount of 2025 Notes, $600.0 million in aggregate principal amount of 2027 Notes, $400.0 million in aggregate principal amount of 2028 Notes and finance lease obligations reported at the present value of future minimum lease payments with current accrued interest. Long-term debt related to the Revolving Credit Facility is reported at the outstanding principal amount of borrowings, while long-term debt related to the Term Loan Facility, the Ex-Im Credit Facility, the 2025 Notes, the 2027 Notes and the 2028 Notes is reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s long-term debt related to the Term Loan Facility and the Revolving Credit Facility approximates its carrying amount due to its variable interest rate, which approximates a market interest rate. As of March 31, 2022 and 2021, the fair value of the Company’s long-term debt related to the Ex-Im Credit Facility was determined based on a discounted cash flow analysis using observable market interest rates for instruments with similar terms (Level 2) and was approximately $78.0 million and $100.1 million, respectively. As of March 31, 2022 and 2021, the estimated fair value of the Company’s outstanding long-term debt related to each series of Notes was determined based on actual or estimated bids and offers for such series of Notes in an over-the-counter market (Level 2) and was $682.5 million and $709.6 million, respectively, for the 2025 Notes, $588.8 million and $629.2 million, respectively, for the 2027 Notes, and $382.7 million and $420.5 million, respectively, for the 2028 Notes.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Satellite performance incentive obligations — The Company’s contracts with satellite manufacturers require the Company to make monthly in-orbit satellite performance incentive payments with respect to certain satellites in service, including interest, through fiscal year 2028, subject to the continued satisfactory performance of the applicable satellites. The Company records the net present value of these expected future payments as a liability and as a component of the cost of the satellites. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentive obligations on a recurring basis. The fair value of the Company’s outstanding satellite performance incentive obligations is estimated to approximate their carrying value based on current rates (Level 2). As of March 31, 2022 and 2021, the Company’s estimated satellite performance incentive obligations relating to certain satellites in service, including accrued interest, were $23.7 million and $27.1 million, respectively.

Note 4 — Goodwill and Acquired Intangible Assets

During fiscal year 2022, the increase in the Company’s goodwill primarily related to the acquisitions of the remaining 51% interest in EBI and of RigNet on April 30, 2021 (see Note 16 — Acquisitions for more information), partially offset by foreign currency translation effects recorded within all three of the Company’s segments. During fiscal year 2021, the increase in the Company’s goodwill related to the insignificant amount of the effects of foreign currency translation recorded within all three of the Company’s segments.

Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of two to 20 years (which approximates the economic pattern of benefit). Amortization expense related to other acquired intangible assets was $28.7 million, $5.5 million and $7.6 million for the fiscal years ended March 31, 2022, 2021 and 2020, respectively.

The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of international businesses acquired. Expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
Expected for fiscal year 2023	$31,383
Expected for fiscal year 2024	30,002
Expected for fiscal year 2025	27,880
Expected for fiscal year 2026	26,366
Expected for fiscal year 2027	25,805
Thereafter	94,607
$236,043

Other acquired intangible assets and the related accumulated amortization as of March 31, 2022 and 2021 is as follows:

		As of March 31, 2022			As of March 31, 2021
	Weighted Average Useful Life	Total	Accumulated Amortization	Net Book Value	Total	Accumulated Amortization	Net Book Value
	(In years)	(In thousands)
Technology	7	$154,624	$(71,582)	$83,042	$78,185	$(71,549)	$6,636
Contracts and customer relationships	10	164,635	(53,250)	111,385	55,161	(52,229)	2,932
Satellite co-location rights	9	8,600	(8,600)	—	8,600	(8,600)	—
Trade name	7	32,463	(9,097)	23,366	5,940	(5,940)	—
Other	11	22,263	(4,013)	18,250	3,663	(3,663)	—
Total other acquired intangible assets	9	$382,585	$(146,542)	$236,043	$151,549	$(141,981)	$9,568

In fiscal years 2022 and 2021, the gross amount and accumulated amortization for acquired identifiable intangible assets were reduced by the retirement of fully amortized assets that were no longer in use.

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

The Company’s finance leases consist primarily of satellite lifetime Ka-band capacity leases and have remaining terms from less than one year to four years. The Company reports assets obtained under finance leases in property, equipment and satellites, net and the current and non-current portions of its finance lease liabilities in current portion of long-term debt and other long-term debt, respectively.

The components of the Company's lease costs, weighted average lease terms and discount rates are presented in the tables below:

	Fiscal Years Ended
	March 31, 2022	March 31, 2021	March 31, 2020
	(In thousands)
Lease cost:
Operating lease cost	$71,499	$65,732	$60,861
Finance lease cost:
Depreciation of assets obtained under finance leases	11,961	13,656	11,328
Interest on lease liabilities	2,749	3,314	2,144
Short-term lease cost	10,514	5,618	4,750
Variable lease cost	8,752	7,176	8,608
Net lease cost	$105,475	$95,496	$87,691

	As of	As of	As of
	March 31, 2022	March 31, 2021	March 31, 2020
Lease term and discount rate:
Weighted average remaining lease term (in years):
Operating leases	7.0	7.4	7.0
Finance leases	4.4	5.3	6.3

Weighted average discount rate:
Operating leases	5.4%	5.4%	5.4%
Finance leases	5.4%	5.4%	5.4%

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table details components of the consolidated statements of cash flows for operating and finance leases:

	Fiscal Years Ended
	March 31, 2022	March 31, 2021	March 31, 2020
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$71,335	$64,676	$58,987
Operating cash flows from finance leases	3,024	3,108	1,856
Financing cash flows from finance leases	10,749	10,900	8,044

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$61,599	$78,393	$25,420
Finance leases	—	2,076	72,711

The following table presents maturities of the Company’s lease liabilities as of March 31, 2022:

	Operating Leases	Finance Leases
	(In thousands)
Expected for fiscal year 2023	$71,235	$12,220
Expected for fiscal year 2024	70,286	12,030
Expected for fiscal year 2025	64,609	12,000
Expected for fiscal year 2026	62,296	12,000
Expected for fiscal year 2027	59,699	3,000
Thereafter	130,109	—
Total future lease payments required	458,234	51,250
Less: interest	78,448	5,498
Total	$379,786	$45,752

As of March 31, 2022, the Company had $55.5 million of additional lease commitments that will commence in fiscal year 2023 with lease terms of five to sixteen years.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 6 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of March 31, 2022 and 2021:

	As of March 31, 2022	As of March 31, 2021
	(In thousands)
2028 Notes	$400,000	$400,000
2027 Notes	600,000	600,000
2025 Notes	700,000	700,000
Term Loan Facility	700,000	—
Revolving Credit Facility	—	—
Ex-Im Credit Facility	78,609	98,261
Finance lease obligations (see Note 5)	45,752	56,336
Total debt	2,524,361	1,854,597
Unamortized discount and debt issuance costs	(38,234)	(21,441)
Less: current portion of long-term debt	34,911	30,472
Total long-term debt	$2,451,216	$1,802,684

The estimated aggregate amounts and timing of payments on the Company’s long-term debt obligations as of March 31, 2022 for the next five fiscal years and thereafter were as follows (excluding the effects of discount accretion under the 2025 Notes, the 2027 Notes, the 2028 Notes, the Term Loan Facility and the Ex-Im Credit Facility):

For the Fiscal Years Ending	(In thousands)
2023	$34,911
2024	37,017
2025	37,555
2026	738,155
2027	9,973
Thereafter	1,666,750
2,524,361
Plus: unamortized discount and debt issuance costs	(38,234)
Total	$2,486,127

Term Loan Facility

On March 4, 2022, the Company entered into a $700.0 million Term Loan Facility, which was fully drawn at closing and matures on March 4, 2029. The Company received $686.0 million in proceeds, net of issue discount, from the borrowings under the Term Loan Facility. The Company used a portion of the net proceeds to repay all outstanding borrowings under the Revolving Credit Facility. At March 31, 2022, the Company had $700.0 million in principal amount of outstanding borrowings under the Term Loan Facility.

Borrowings under the Term Loan Facility are required to be repaid in quarterly installments of $1.75 million each, which commence on September 30, 2022, followed by a final installment of $654.5 million at maturity. Borrowings under the Term Loan Facility bear interest, at the Company’s option, at either (1) a base rate equal to the greater of the administrative agent’s prime rate as announced from time to time, the federal funds effective rate plus 0.50%, and the forward-looking SOFR term rate administered by CME for a one-month interest period plus 1.00%, subject to a floor of 1.50% for the initial term loans, plus an applicable margin of 3.50%, or (2) the forward-looking SOFR term rate administered by CME for the applicable interest period, subject to a floor of 0.50% for the initial term loans, plus an applicable margin of 4.50%. As of March 31, 2022, the effective interest rate on the Company’s outstanding borrowings under the Term Loan Facility was 5.51%. The Term Loan Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Term Loan Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of March 31, 2022, none of the Company’s subsidiaries guaranteed the Term Loan Facility.

The Term Loan Facility contains covenants that restrict, among other things, the ability of Company and its restricted subsidiaries to incur additional debt, grant liens, sell assets, make investments, pay dividends and make certain other restricted payments.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Borrowings under the Term Loan Facility are recorded as current portion of long-term debt and as other long-term debt, net of unamortized discount and debt issuance costs, in the Company’s consolidated financial statements. The Term Loan Facility was issued with an original issue discount of 2.00%, or $14.0 million. The original issue discount and deferred financing cost associated with the issuance of the borrowings under the Term Loan Facility are amortized to interest expense on a straight-line basis over the term of the Term Loan Facility, the results of which are not materially different from the effective interest rate basis.

Revolving Credit Facility

As of March 31, 2022, the Revolving Credit Facility provided a $700.0 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of January 18, 2024. At March 31, 2022, the Company had no outstanding borrowings under the Revolving Credit Facility and $63.0 million outstanding under standby letters of credit, leaving borrowing availability under the Revolving Credit Facility as of March 31, 2022 of $637.0 million.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. The Company has capitalized certain amounts of interest expense on the Revolving Credit Facility in connection with the construction of various assets during the construction period. The Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Revolving Credit Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of March 31, 2022, none of the Company’s subsidiaries guaranteed the Revolving Credit Facility.

The Revolving Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Revolving Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Revolving Credit Facility as of March 31, 2022.

In November 2021, the Company amended the Revolving Credit Facility to, among other matters, permit the consummation of the Inmarsat Transaction and provide additional covenant flexibility following the completion of the Inmarsat Transaction. These amendments will become effective at and are conditional upon the closing of the Inmarsat Transaction. In March 2022, the Company further amended the Revolving Credit Facility to provide additional covenant flexibility and permit the incurrence of the Term Loan Facility.

Ex-Im Credit Facility

The Ex-Im Credit Facility originally provided a $362.4 million senior secured direct loan facility, which was fully drawn. Of the $362.4 million in principal amount of borrowings made under the Ex-Im Credit Facility, $321.2 million was used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remaining $41.2 million used to finance the total exposure fees incurred under the Ex-Im Credit Facility (which included all previously accrued completion exposure fees). As of March 31, 2022, the Company had $78.6 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility.

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

The Ex-Im Credit Facility contains financial covenants regarding Viasat’s maximum total leverage ratio and minimum interest coverage ratio. In addition, the Ex-Im Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and make certain other restricted payments. The Company was in compliance with its financial covenants under the Ex-Im Credit Facility as of March 31, 2022.

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

The 2028 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of March 31, 2022, none of the Company’s subsidiaries guaranteed the 2028 Notes. The 2028 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2028 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2028 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

The 2027 Notes are required to be guaranteed on a senior secured basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of March 31, 2022, none of the Company’s subsidiaries guaranteed the 2027 Notes. The 2027 Notes are secured, equally and ratably with the Revolving Credit Facility and any future parity lien debt, by liens on substantially all of the Company’s assets.

The 2027 Notes are the Company’s general senior secured obligations and rank equally in right of payment with all of its existing and future unsubordinated debt. The 2027 Notes are effectively senior to all of the Company’s existing and future unsecured debt (including the 2025 Notes and the 2028 Notes) as well as to all of any permitted junior lien debt that may be incurred in the future, in each case to the extent of the value of the assets securing the 2027 Notes. The 2027 Notes are effectively subordinated to any obligations that are secured by liens on assets that do not constitute a part of the collateral securing the 2027 Notes, are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2027 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

The 2025 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of March 31, 2022, none of the Company’s subsidiaries guaranteed the 2025 Notes. The 2025 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2025 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2025 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Note 7 — Common Stock and Stock Plans

From time to time, the Company files universal shelf registration statements with the SEC for the future sale of an unlimited amount of common stock, preferred stock, debt securities, depositary shares, warrants and rights, which securities may be offered from time to time, separately or together, directly by the Company, by selling security holders, or through underwriters, dealers or agents at amounts, prices, interest rates and other terms to be determined at the time of the offering.

In November 1996, the Company adopted the 1996 Equity Participation Plan (the Equity Participation Plan). The Equity Participation Plan provides for the grant to executive officers, other key employees, consultants and non-employee directors of the Company a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, restricted stock units and performance awards. From November 1996 to September 2021 through various amendments of the Equity Participation Plan, the Company increased the maximum number of shares reserved for issuance under this plan to 41,315,000 shares. The Company believes that such awards align the interests of its executive officers, employees, consultants and non-employee directors with those of its stockholders. Shares of the Company’s common stock granted under the Equity Participation Plan in the form of stock options or stock appreciation right are counted against the Equity Participation Plan share reserve on a one for one basis and performance-based stock options are calculated assuming “maximum” performance. Shares of the Company’s common stock granted under the Equity Participation Plan as an award other than as an option or as a stock appreciation right with a per share purchase price lower than 100% of fair market value on the date of grant are counted against the Equity Participation Plan share reserve as two shares for each share of common stock subject to such awards. Restricted stock units are granted to eligible employees and directors and represent rights to receive shares of common stock at a future date.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In November 1996, the Company adopted the Viasat, Inc. Employee Stock Purchase Plan (the Employee Stock Purchase Plan) to assist employees in acquiring a stock ownership interest in the Company and to encourage them to remain in the employment of the Company. The Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. From November 1996 to September 2021 through various amendments of the Employee Stock Purchase Plan, the Company increased the maximum number of shares reserved for issuance under the Employee Stock Purchase Plan to 6,950,000 shares. To facilitate participation for employees located outside of the United States in light of non-U.S. law and other considerations, the amended Employee Stock Purchase Plan also provides for the grant of purchase rights that are not intended to be tax-qualified. The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during specified six-month offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the Employee Stock Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower.

Total stock-based compensation expense recognized in accordance with the authoritative guidance for share-based payments was as follows:

	Fiscal Years Ended
	March 31, 2022	March 31, 2021	March 31, 2020
	(In thousands)
Stock-based compensation expense before taxes	$86,808	$84,879	$86,553
Related income tax benefits	(20,228)	(19,485)	(20,388)
Stock-based compensation expense, net of taxes	$66,580	$65,394	$66,165

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company recognizes excess tax benefits or deficiencies on vesting or settlement of awards as discrete items within income tax benefit or provision within net income (loss) and the related cash flows classified within operating activities.

The compensation cost that has been charged against income for the Equity Participation Plan under the authoritative guidance for share-based payments was $81.0 million, $77.9 million and $81.5 million, and for the Employee Stock Purchase Plan was $5.8 million, $6.9 million and $5.0 million, for the fiscal years ended March 31, 2022, 2021 and 2020, respectively. The Company capitalized $10.8 million, $13.7 million and $12.6 million of stock-based compensation expense as a part of the cost for software development for resale included in other assets and as a part of the equipment and software for internal use and satellites included in property, equipment and satellites, net for fiscal years 2022, 2021 and 2020, respectively.

As of March 31, 2022, total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Equity Participation Plan (including stock options, TSR performance stock options and restricted stock units) and the Employee Stock Purchase Plan was $192.6 million and $1.6 million, respectively. These costs are expected to be recognized over a weighted average period of 0.7 years, 1.7 years and 2.8 years, for stock options, TSR performance stock options and restricted stock units, respectively, under the Equity Participation Plan and less than six months under the Employee Stock Purchase Plan.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock options, TSR performance stock options and employee stock purchase plan. The Company’s stock options typically have a simple four-year vesting schedule (except for one- and three-year vesting schedules for options granted to the members of the Company’s Board of Directors) and a six-year contractual term. The Company grants TSR performance stock options to executive officers under the Equity Participation Plan. The number of shares of TSR performance stock options that will become eligible to vest based on the time-based vesting schedule described below is based on a comparison over a four-year performance period of the Company’s TSR to the TSR of the companies included in the S&P Mid Cap 400 Index. The number of options that may become vested and exercisable will range from 0% to 175% of the target number of options based on the Company’s relative TSR ranking for the performance period. The Company’s TSR performance stock options have a four-year time-based vesting schedule and a six-year contractual term. The TSR performance stock options must be vested under both the time-based vesting schedule and the performance-based vesting conditions in order to become exercisable. Expense for TSR performance stock options that time-vest is recognized regardless of the actual TSR outcome achieved and is recognized on a graded-vesting basis. The weighted average estimated fair value of TSR performance stock options granted during fiscal years 2022, 2021 and 2020 was $31.11, $19.25 and $30.41 per share, respectively, using the Monte Carlo simulation. The weighted average estimated fair value of stock options granted and employee stock purchase plan shares issued during fiscal year 2022 was $13.50 and $12.37 per share, respectively, during fiscal year 2021 was $12.81 and $11.60 per share, respectively, and during fiscal year 2020 was $20.15 and $17.15 per share, respectively, using the Black-Scholes model. The weighted average assumptions (annualized percentages) used in the Black-Scholes model and Monte Carlo simulation were as follows:

	Stock Options			TSR Performance Stock Options			Employee Stock Purchase Plan
	Fiscal Year 2022	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2022	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2022	Fiscal Year 2021	Fiscal Year 2020
Volatility	49.5%	39.1%	27.9%	42.5%	39.8%	27.7%	42.1%	64.8%	24.6%
Risk-free interest rate	0.4%	0.2%	1.3%	1.2%	0.4%	1.7%	0.1%	0.1%	1.8%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected life	3.2 years	5.0 years	5.0 years	5.0 years	5.0 years	5.0 years	0.5 years	0.5 years	0.5 years

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

A summary of stock option activity for fiscal year 2022 is presented below:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)
Outstanding at March 31, 2021	956,733	$65.18
Options granted	99,222	79.41
Options expired	(388,119)	62.61
Options exercised	(27,107)	56.33
Outstanding at March 31, 2022	640,729	$69.32	1.6	$483
Vested and exercisable at March 31, 2022	598,994	$70.58	1.3	$431

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The total intrinsic value of stock options exercised during fiscal years 2022, 2021 and 2020 was an insignificant amount, zero and $7.9 million, respectively. All options issued under the Company’s Equity Participation Plan have an exercise price equal to the fair market value of the Company’s stock on the date of the grant. The Company recorded no excess tax benefits during fiscal years 2022 and 2021 and an insignificant amount of excess tax benefit during fiscal year 2020 related to stock option exercises.

A summary of TSR performance stock option activity for fiscal year 2022 is presented below:

	Number of Shares (1)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)
Outstanding at March 31, 2021	2,415,459	$59.87
TSR performance options granted	599,292	53.43
TSR performance options canceled	(578,764)	70.50
TSR performance options exercised	—	—
Outstanding at March 31, 2022	2,435,987	$55.76	4.2	$9,690
Vested and exercisable at March 31, 2022	—	$—	—	$—

(1)
Number of shares is based on the target number of options under each TSR performance stock option.

Restricted stock units. Restricted stock units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. There is no exercise price and no monetary payment required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock units generally vest over four years (except for one- and three-year vesting schedules for restricted stock units granted to the members of the Company’s Board of Directors). Compensation cost for these awards is based on the fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. For fiscal years 2022, 2021 and 2020, the Company recognized $64.7 million, $59.4 million and $62.4 million, respectively, in stock-based compensation expense related to these restricted stock unit awards.

The per unit weighted average grant date fair value of restricted stock units granted during fiscal years 2022, 2021 and 2020 was $52.85, $36.57 and $71.59, respectively. A summary of restricted stock unit activity for fiscal year 2022 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding at March 31, 2021	3,431,561	$53.44
Awarded	2,080,700	52.85
Forfeited	(217,024)	52.93
Vested	(1,274,311)	58.65
Outstanding at March 31, 2022	4,020,926	$51.51
Vested and deferred at March 31, 2022	194,641	$48.96

The total fair value of shares vested related to restricted stock units during the fiscal years 2022, 2021 and 2020 was $66.0 million, $38.8 million and $80.4 million, respectively.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 8 — Shares Used In Computing Diluted Net (Loss) Income Per Share

	Fiscal Years Ended
	March 31, 2022	March 31, 2021	March 31, 2020
	(In thousands)
Weighted average:
Common shares outstanding used in calculating basic net (loss) income per share attributable to Viasat, Inc. common stockholders	73,397	66,444	61,632
Restricted stock units to acquire common stock as determined by application of the treasury stock method	—	170	—
Potentially issuable shares in connection with certain terms of the Viasat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan	—	406	—
Shares used in computing diluted net (loss) income per share attributable to Viasat, Inc. common stockholders	73,397	67,020	61,632

The weighted average number of shares used to calculate basic and diluted net loss per share attributable to Viasat, Inc. common stockholders is the same for the fiscal years ended March 31, 2022 and 2020, as the Company incurred a net loss attributable to Viasat, Inc. common stockholders for such periods and inclusion of potentially dilutive weighted average shares of common stock would be antidilutive. Potentially dilutive weighted average shares excluded from the calculation for fiscal years 2022 and 2020, respectively, consisted of 848,791 and 591,396 shares related to stock options (other than TSR performance stock options), 264,645 and 138,026 shares related to TSR performance stock options, 2,150,449 and 841,890 shares related to restricted stock units, and 417,308 and 446,603 shares related to certain terms of the Viasat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan.

Antidilutive shares excluded from the calculation for the fiscal year ended March 31, 2021 consisted of 1,119,819 shares related to stock options (other than TSR performance stock options), 475,371 shares related to TSR performance stock options and 2,205,085 shares related to restricted stock units.

Note 9 — Income Taxes

The components of (loss) income before income taxes by jurisdiction are as follows:

	Fiscal Years Ended
	March 31, 2022	March 31, 2021	March 31, 2020
	(In thousands)
United States	$2,222	$48,443	$27,000
Foreign	(18,661)	(22,457)	(25,572)
	$(16,439)	$25,986	$1,428

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The benefit from (provision for) income taxes includes the following:

	Fiscal Years Ended
	March 31, 2022	March 31, 2021	March 31, 2020
	(In thousands)
Current tax provision
Federal	$(7,097)	$(8,573)	$(5,935)
State	(2,041)	(3,386)	(1,465)
Foreign	(4,042)	449	(327)
	(13,180)	(11,510)	(7,727)
Deferred tax benefit
Federal	12,961	708	9,889
State	11,865	823	5,797
Foreign	2,591	538	(44)
	27,417	2,069	15,642
Total benefit from (provision for) income taxes	$14,237	$(9,441)	$7,915

Significant components of the Company’s net deferred tax assets are as follows:

	As of
	March 31, 2022	March 31, 2021
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$251,276	$187,900
Tax credit carryforwards	299,165	272,126
Operating lease liabilities	93,580	88,259
Deferred revenue	21,546	21,345
Other	99,074	82,222
Valuation allowance	(78,071)	(47,076)
Total deferred tax assets	686,570	604,776
Deferred tax liabilities:
Intangible assets	(119,299)	(71,335)
Property, equipment and satellites	(163,560)	(142,899)
Operating lease assets	(87,677)	(83,065)
Other	(28,261)	(34,208)
Total deferred tax liabilities	(398,797)	(331,507)
Net deferred tax assets	$287,773	$273,269

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the benefit from (provision for) income taxes to the amount computed by applying the statutory federal income tax rate to (loss) income before income taxes is as follows:

	Fiscal Years Ended
	March 31, 2022	March 31, 2021	March 31, 2020
	(In thousands)
Tax benefit (provision) at federal statutory rate	$3,455	$(5,457)	$(300)
State tax provision, net of federal benefit	(653)	(5,067)	(1,093)
Tax credits, net of valuation allowance	27,052	24,272	25,153
Non-deductible compensation	(5,771)	(5,728)	(7,150)
Non-deductible transaction costs	(1,361)	—	—
Non-deductible meals and entertainment	(337)	(386)	(1,075)
Stock-based compensation	(7,569)	(9,901)	780
Change in state effective tax rate	539	(2,360)	(14)
Foreign effective tax rate differential, net of valuation allowance	(6,201)	(3,046)	(5,707)
Unremitted subsidiary gains	(1,565)	(1,682)	(2,742)
Change to indefinite reinvestment assertion (EBI)	8,071	—	—
Change in federal tax rate due to 2020 CARES Act	—	—	567
Other	(1,423)	(86)	(504)
Total benefit from (provision for) income taxes	$14,237	$(9,441)	$7,915

As of March 31, 2022, the Company had federal and state research & development (R&D) tax credit carryforwards of $242.9 million and $192.8 million, respectively, which begin to expire in fiscal year 2026 and fiscal year 2023, respectively. As of March 31, 2022, the Company had federal and state net operating loss carryforwards of $854.7 million and $546.5 million, respectively, both of which begin to expire in fiscal year 2023.

In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Future realization of existing deferred tax assets ultimately depends on future profitability and the existence of sufficient taxable income of appropriate character (for example, ordinary income versus capital gains) within the carryforward period available under tax law. In the event that the Company’s estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established, which would cause a decrease to income in the period such determination is made. A valuation allowance of $78.1 million at March 31, 2022 and $47.1 million at March 31, 2021 has been established relating to state and foreign net operating loss carryforwards, state R&D tax credit carryforwards, and foreign tax credit carryforwards that, based on management’s estimate of future taxable income attributable to such jurisdictions and generation of additional research credits, are considered more likely than not to expire unused.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	As of
	March 31, 2022	March 31, 2021	March 31, 2020
	(In thousands)
Balance, beginning of fiscal year	$92,962	$80,591	$68,156
Increase (decrease) related to prior year tax positions	7,486	(828)	(949)
Increases related to current year tax positions	12,358	13,199	13,384
Balance, end of fiscal year	$112,806	$92,962	$80,591

Of the total unrecognized tax benefits at March 31, 2022, $102.5 million would reduce the Company’s annual effective tax rate if recognized, subject to valuation allowance consideration. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of March 31, 2022, the Company has accrued interest and penalties of approximately $2.0 million. The Company recognized a tax benefit of $1.2 million for reductions of interest and penalties in income tax expense for the year ended March 31, 2022. No interest or penalties were accrued as of March 31, 2021.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In the next 12 months it is reasonably possible that the amount of unrecognized tax benefits will not change significantly.

The Company is subject to periodic audits by domestic and foreign tax authorities. By statute, the Company’s U.S. federal and state income tax returns are subject to examination by the tax authorities for fiscal years 2019 and thereafter. Additionally, net operating loss and R&D tax credit carryovers that were generated in prior years may also be subject to examination. With few exceptions, fiscal years 2018 and thereafter remain open to examination by foreign tax authorities. The Company believes that it has appropriate support for the income tax positions taken on its tax returns and its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations.

Note 10 — Equity Method Investments and Related-Party Transactions

Euro Broadband Infrastructure Sàrl

In March 2017, the Company acquired a 49% interest in EBI for $139.5 million as part of the consummation of the Company’s strategic partnering arrangement with Eutelsat. On April 30, 2021, EBI became a consolidated subsidiary when the Company purchased the remaining 51% interest in EBI from Eutelsat (see Note 16 — Acquisitions — EBI for more information).

Prior to the purchase of the remaining 51% interest on April 30, 2021, the Company’s investment in EBI was accounted for under the equity method and the total investment, including basis difference allocated to tangible assets, identifiable intangible assets, deferred income taxes and goodwill, was classified as a single line item, as an investment in unconsolidated affiliate, in the Company’s consolidated balance sheets. Because the underlying net assets in EBI and the related excess carrying value of investment over the proportionate share of net assets was denominated in Euros, foreign currency translation gains or losses impacted the recorded value of the Company’s investment. Prior to the purchase, the Company’s investment in EBI was presented at cost of investment plus its accumulated proportional share of income or loss, including amortization of the difference in the historical basis of the Company’s contribution, less any distributions it has received.

The difference between the Company’s carrying value of its investment in EBI and its proportionate share of the net assets of EBI as of March 31, 2021 is summarized as follows:

As of March 31, 2021
(In thousands)
Carrying value of investment in EBI	$176,938
Less: proportionate share of net assets of EBI	159,394
Excess carrying value of investment over proportionate share of net assets	$17,544
The excess carrying value has been primarily assigned to:
Goodwill	$23,978
Identifiable intangible assets	8,332
Tangible assets	(15,781)
Deferred income taxes	1,015
$17,544

As of March 31, 2021, the identifiable intangible assets had useful lives of up to 11 years and a weighted average useful life of approximately ten years, and tangible assets had useful lives of up to 11 years and a weighted average useful life of approximately 11 years. Goodwill is not deductible for tax purposes.

The Company’s share of earnings or losses on its investment in EBI was an insignificant amount of loss for the fiscal year ended March 31, 2022, and an insignificant amount of earnings and $4.5 million of earnings for the fiscal years ended March 31, 2021 and 2020, respectively, consisting of the Company’s share of equity in EBI’s income (loss), including amortization of the difference in the historical basis of the Company’s contribution. Prior to the purchase of the remaining 51% interest on April 30, 2021, the Company recorded its proportionate share of the results of EBI, and any related basis difference amortization expense, within equity in income of unconsolidated affiliate, net, one quarter in

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

arrears. Subsequent to April 30, 2021, the results of EBI have been included within the consolidated results of the Company and will no longer be recorded in arrears with no material impact.

Since acquiring its initial interest in EBI through the purchase date, the Company recorded $10.4 million in retained earnings of undistributed cumulative earnings in equity interests, net of tax, as of April 30, 2021.

Related-party transactions

Transactions with the equity method investee are considered related-party transactions. In the first quarter of fiscal year 2022, the Company acquired the remaining 51% interest in its former equity method investee, EBI. Refer to Note 16 — Acquisitions — EBI for further information. The following tables set forth the material related-party transactions entered into between EBI and its subsidiaries, on the one hand, and the Company and its subsidiaries, on the other hand, in the ordinary course of business for the time periods presented:

	Fiscal Years Ended
	March 31, 2021	March 31, 2020
	(In thousands)
Revenue – EBI	$10,619	$9,993
Expense – EBI	16,341	18,854
Cash received – EBI	10,800	12,848
Cash paid – EBI	27,079	13,463

As of March 31, 2021
(In thousands)
Collections in excess of revenues and deferred revenues – EBI	$6,013

Note 11 — Employee Benefits

The Company is a sponsor of a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code. Under the plan, the Company may make discretionary contributions to the plan which vest over three years. The Company’s discretionary matching contributions to the plan are based on the amount of employee contributions and can be made in cash or the Company’s common stock at the Company’s election. Subsequent to the 2022 fiscal year end, the Company elected to settle the discretionary contributions liability in shares of the Company’s common stock, consistent with fiscal year 2021. Based on the closing price of the Company’s common stock at the 2022 fiscal year end, the Company would issue approximately 571,721 shares of common stock at this time. Discretionary contributions accrued by the Company as of March 31, 2022 and 2021 amounted to $27.9 million and $24.5 million, respectively.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 12 — Commitments

From time to time, the Company enters into satellite construction agreements as well as various other satellite-related purchase commitments, including with respect to the provision of launch services, operation of its satellites and satellite insurance. As of March 31, 2022, future minimum payments under the Company’s satellite construction contracts and other satellite-related purchase commitments for the next five fiscal years and thereafter were as follows:

Fiscal Years Ending	(In thousands)
2023	$481,694
2024	212,642
2025	56,892
2026	5,974
2027	1,714
Thereafter	7,401
$766,317

The Company’s contracts with satellite manufacturers require the Company to make monthly in-orbit satellite performance incentive payments with respect to certain satellites in service, including interest, through fiscal year 2028, subject to the continued satisfactory performance of the applicable satellite. The Company records the net present value of these expected future payments as a liability and as a component of the cost of the satellites. As of March 31, 2022, the Company’s estimated satellite performance incentive obligations and accrued interest for the applicable satellites were approximately $23.7 million, of which $5.0 million and $18.7 million have been classified as current in accrued liabilities and non-current in other liabilities, respectively. Under these satellite construction contracts, the Company may incur up to $27.6 million in total costs for satellite performance incentive obligations and related interest earned with potential future minimum payments of $5.4 million, $5.3 million, $5.5 million, $5.8 million and $4.7 million in fiscal years 2023, 2024, 2025, 2026 and 2027, respectively, with an insignificant amount in commitments thereafter.

The Company has various other purchase commitments under satellite capacity agreements which are used to provide satellite networking services to its customers for future minimum payments of approximately $51.9 million, $19.3 million, $5.7 million, $9.7 million and $14.5 million in fiscal years 2023, 2024, 2025, 2026 and 2027, respectively, and $52.6 million of further minimum payments thereafter.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company has contracts with various U.S. Government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. Government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. Government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. Government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. The Company’s incurred cost audits by the DCAA has not been concluded for fiscal year 2021. As of March 31, 2022, the DCAA had completed its incurred cost audit for fiscal years 2004, 2016, 2019 and, 2020 and approved the Company’s incurred costs for those fiscal years, as well as approved the Company’s incurred costs for fiscal years 2005 through 2015, 2017 and 2018 without further audit based on the determination of low risk. Although the Company has recorded contract revenues subsequent to fiscal year 2020 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of March 31, 2022 and 2021, the Company had $12.1 million and $10.3 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. Government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on the status of the related contracts.

Note 14 — Product Warranty

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within 12 months are classified as accrued liabilities and amounts expected to be incurred beyond 12 months are classified as other liabilities in the consolidated financial statements. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, the Company bases its estimates on its experience with the technology involved and the types of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and, in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual in fiscal years 2022, 2021 and 2020.

	Fiscal Years Ended
	March 31, 2022	March 31, 2021	March 31, 2020
	(In thousands)
Balance, beginning of period	$11,886	$11,643	$7,584
Change in liability for warranties issued in period	5,140	5,328	9,107
Settlements made (in cash or in kind) during the period	(6,308)	(5,085)	(5,048)
Balance, end of period	$10,718	$11,886	$11,643

Note 15 — Segment Information

The Company’s reporting segments, comprised of the satellite services, commercial networks and government systems segments, are primarily distinguished by the type of customer and the related contractual requirements. The Company’s satellite services segment provides satellite-based broadband and related services to residential customers, Prepaid Internet hotspot users, enterprises, commercial airlines and other mobile broadband customers. The Company’s commercial networks segment develops and offers advanced satellite and wireless broadband platforms, ground networking equipment, radio frequency and advanced microwave solutions, Application-Specific Integrated Circuit chip design, satellite payload development and space-to-earth connectivity systems, some of which are ultimately used by the Company’s satellite services segment. The Company’s government systems segment provides global mobile broadband services to military and government users and develops and offers network-centric, internet protocol-based fixed and mobile secure communications products and solutions. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the satellite services and commercial

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

networks segments. The Company’s segments are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance.

Segment revenues and operating profits (losses) for the fiscal years ended March 31, 2022, 2021 and 2020 were as follows:

	Fiscal Years Ended
	March 31, 2022	March 31, 2021	March 31, 2020
	(In thousands)
Revenues:
Satellite services
Product	$—	$—	$—
Service	1,188,816	868,943	826,583
Total	1,188,816	868,943	826,583
Commercial networks
Product	443,435	268,830	289,959
Service	68,664	52,026	54,598
Total	512,099	320,856	344,557
Government systems
Product	766,976	775,620	882,582
Service	319,744	290,688	255,516
Total	1,086,720	1,066,308	1,138,098
Elimination of intersegment revenues	—	—	—
Total revenues	$2,787,635	$2,256,107	$2,309,238
Operating profits (losses):
Satellite services	$42,862	$35,853	$7,015
Commercial networks	(180,298)	(180,749)	(186,877)
Government systems	174,495	208,611	225,894
Elimination of intersegment operating profits	—	—	—
Segment operating profit before corporate and amortization of acquired intangible assets	37,059	63,715	46,032
Corporate	—	—	—
Amortization of acquired intangible assets	(28,729)	(5,482)	(7,611)
Income from operations	$8,330	$58,233	$38,421

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. The Company’s property and equipment, including its satellites, earth stations and other networking equipment, are assigned to corporate assets as they are available for use by the various segments throughout their estimated useful lives. Segment assets as of March 31, 2022 and 2021 were as follows:

	As of March 31, 2022	As of March 31, 2021
	(In thousands)
Segment assets:
Satellite services	$444,976	$64,048
Commercial networks	202,941	168,334
Government systems	479,166	470,389
Total segment assets	1,127,083	702,771
Corporate assets	5,262,263	4,646,696
Total assets	$6,389,346	$5,349,467

Other acquired intangible assets, net and goodwill included in segment assets as of March 31, 2022 and 2021 were as follows:

	Other Acquired Intangible Assets, Net		Goodwill
	As of March 31, 2022	As of March 31, 2021	As of March 31, 2022	As of March 31, 2021
	(In thousands)
Satellite services	$233,740	$5,738	$81,972	$13,814
Commercial networks	—	—	44,050	44,044
Government systems	2,303	3,830	64,091	64,442
Total	$236,043	$9,568	$190,113	$122,300

Amortization of acquired intangible assets by segment for the fiscal years ended March 31, 2022, 2021 and 2020 was as follows:

	Fiscal Years Ended
	March 31, 2022	March 31, 2021	March 31, 2020
	(In thousands)
Satellite services	$27,220	$2,164	$2,897
Commercial networks	—	257	1,539
Government systems	1,509	3,061	3,175
Total amortization of acquired intangible assets	$28,729	$5,482	$7,611

Revenues by geographic area for the fiscal years ended March 31, 2022, 2021 and 2020 were as follows:

	Fiscal Years Ended
	March 31, 2022	March 31, 2021	March 31, 2020
	(In thousands)
U.S. customers	$2,376,252	$2,063,832	$2,057,458
Non U.S. customers (each country individually insignificant)	411,383	192,275	251,780
Total revenues	$2,787,635	$2,256,107	$2,309,238

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company distinguishes revenues from external customers by geographic area based on customer location.

The net book value of long-lived assets located outside the United States was $148.4 million at March 31, 2022 and $74.6 million at March 31, 2021.

Note 16 — Acquisitions

Inmarsat Transaction

On November 8, 2021, the Company entered into a Share Purchase Agreement to combine Viasat with Connect Topco Limited, a private company limited by shares and incorporated in Guernsey (Inmarsat), with the shareholders of Inmarsat and certain management and employees who hold options and shares of a subsidiary of Inmarsat whose options and shares will be exchanged for shares of Inmarsat prior to closing (collectively, the Sellers). Pursuant to the Share Purchase Agreement, the Company will purchase all of the issued and outstanding shares of Inmarsat from the Sellers upon the terms and subject to the conditions set forth therein (the Inmarsat Transaction). The total consideration payable by the Company under the Share Purchase Agreement consists of $850.0 million in cash, subject to adjustments (including a reduction of $299.3 million as a result of the dividend paid by Inmarsat in April 2022), and approximately 46.36 million unregistered shares of the Company’s common stock.

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

The Company has obtained financing commitments for an additional $1.6 billion of new debt facilities in connection with the Inmarsat Transaction (which may be secured and/or unsecured), which amount excludes the commitments that were obtained with respect to the $700.0 million Term Loan Facility that the Company entered into on March 4, 2022 to fund the Company’s standalone growth expenditures. In light of the $299.3 million reduction in the cash purchase price payable in the Inmarsat Transaction, the Company currently expects to incur $1.3 billion of additional indebtedness under these commitments. However, the total amount of indebtedness incurred under these commitments may change, including in the event that available cash from other sources is higher than expected. The Company also plans to assume $2.1 billion in principal amount of Inmarsat senior secured bonds and the outstanding indebtedness under Inmarsat’s $2.4 billion senior secured credit facilities. The Company had also obtained commitments of $3.2 billion to backstop certain amendments required under the Revolving Credit Facility and Ex-Im Credit Facility and Inmarsat’s $2.4 billion senior secured credit facilities, which amendments have been obtained under the Revolving Credit Facility and Inmarsat’s $2.4 billion senior secured credit facilities.

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

Prior to the acquisition date, the Company owned a 49% interest in EBI and accounted for the investment using the equity method of accounting (see Note 10 — Equity Method Investments and Related-Party Transactions for more information). The acquisition of the remaining equity interest in EBI was accounted for as a step acquisition in accordance with the authoritative guidance for business combinations (ASC 805). Accordingly, the Company allocated the purchase price of the acquired company to the net tangible assets and intangible assets acquired based upon their estimated fair values. The Company remeasured the previously held equity method investment to its fair value based upon a valuation of the acquired business, as of the date of acquisition. The Company considered multiple factors in determining the fair value of the previously held equity method investment, including, (i) the price negotiated with the selling shareholder for

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the remaining 51% interest in EBI and (ii) an income valuation model (discounted cash flow). As a result of the equity method investment remeasurement, recognition of previously unrecognized foreign currency gain and settlement of insignificant preexisting relationships, the Company recognized an insignificant total net gain included in other income, net, in the consolidated statements of operations and comprehensive income (loss) in the first quarter of fiscal year 2022.

The purchase price of $327.4 million was primarily comprised of $167.0 million of cash, net of what is currently estimated to be an immaterial amount of estimated purchase price consideration to be settled among the parties over the next 24 months (up to plus or minus €20.0 million, or approximately $22.3 million, see Note 3 — Fair Value Measurements for more information) from the closing date (which after consideration of approximately $121.7 million of EBI’s cash on hand, resulted in a net cash outlay of approximately $51.0 million) and the fair value of previously held equity method investment of approximately $160.4 million.

The purchase price allocation of the acquired assets and assumed liabilities based on the estimated fair values as of April 30, 2021, slightly adjusted since the close of the acquisition, primarily between goodwill, identifiable intangible assets and property, equipment and satellites, is as follows:

(In thousands)
Current assets	$154,207
Property, equipment and satellites	109,028
Identifiable intangible assets	26,574
Other assets	795
Total assets acquired	$290,604
Total liabilities assumed	$(5,914)
Goodwill	42,662
Total consideration transferred	$327,352

Amounts assigned to identifiable intangible assets are being amortized on a straight-line basis over their determined useful lives (which approximates the economic pattern of benefit) and are as follows as of April 30, 2021:

		Weighted
	Fair Value	Average Useful Life
	(In thousands)	(In years)
Customer relationships	$17,877	8
Other	7,851	7
Trade name	846	2
Total identifiable intangible assets	$26,574	8

At the closing of the acquisition, EBI became a wholly owned subsidiary of the Company and EBI’s operations have been included in the Company’s consolidated financial statements in the Company’s satellite services segment (with an insignificant amount included in its commercial networks segment) commencing on the acquisition date.

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

The consideration transferred of approximately $317.9 million was primarily comprised of $207.2 million of the fair value of approximately 4.0 million shares of the Company’s common stock issued at the closing date, $107.3 million related to the pay down of outstanding borrowings of RigNet’s revolving credit facility, a de minimis amount in cash consideration in respect of fractional shares to the former shareholders of RigNet and an insignificant amount of other

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

consideration. In connection with the RigNet acquisition, the Company recorded merger-related transaction costs of approximately $7.2 million, respectively, for the fiscal year ended March 31, 2022, included in selling, general and administrative expenses.

The purchase price allocation of the acquired assets and assumed liabilities based on the estimated fair values as of April 30, 2021 is as follows:

(In thousands)
Current assets	$88,166
Property, equipment and satellites	63,191
Identifiable intangible assets	221,540
Other assets	13,350
Total assets acquired	$386,247
Current liabilities	(66,006)
Other long-term liabilities	(31,433)
Total liabilities assumed	$(97,439)
Goodwill	29,132
Total consideration transferred	$317,940

Amounts assigned to identifiable intangible assets are being amortized on a straight-line basis over their determined useful lives (which approximates the economic pattern of benefit) and are as follows as of April 30, 2021:

		Weighted
	Fair Value	Average Useful Life
	(In thousands)	(In years)
Technology	$85,440	8
Customer relationships	101,920	12
Trade name	25,540	8
Other	8,640	12
Total identifiable intangible assets	$221,540	10

Management determined the fair value of acquired customer relationships intangible asset by applying the multi-period excess earnings method, which involved the use of significant estimates and assumptions related to forecasted revenue growth rate, gross margin, contributory asset charges, customer attrition rate and discount rate. In connection with the acquisition, the Company assumed a contingent liability associated with a RigNet predecessor subsidiary of approximately $13.8 million, which represented the maximum amount payable under the terms of the agreement. As of March 31, 2022, no amount remains payable as the maximum amount payable was paid during the first and second quarters of fiscal year 2022.

The consolidated financial statements include the operating results of RigNet from the date of acquisition. Since the acquisition date, the Company recorded approximately $180.2 million in revenue for the fiscal year ended March 31, 2022, and $31.2 million of net losses for the fiscal year ended March 31, 2022, with respect to the RigNet business primarily in the Company’s satellite services segment (with a portion included in its commercial networks segment) in the consolidated statements of operations.

Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations for the Company and RigNet on a pro forma basis, as though the companies had been combined as of the beginning of fiscal year 2021, April 1, 2020. The pro forma information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the related fiscal periods. The pro forma financial information for the fiscal years ended March 31, 2022 and 2021 include the

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

business combination accounting effects primarily related to the amortization and depreciation changes from acquired intangible and tangible assets, acquisition-related transaction costs and related tax effects.

	Fiscal Years Ended
	March 31, 2022	March 31, 2021
	(In thousands)
Total revenues	$2,799,252	$2,449,881
Net (loss) income attributable to Viasat, Inc.	$(19,957)	$(43,866)

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Three Fiscal Years Ended March 31, 2022

Deferred Tax Asset Valuation Allowance
(In thousands)
Balance, March 31, 2019	$33,499
Charged to costs and expenses	9,122
Deductions	—
Balance, March 31, 2020	$42,621
Charged to costs and expenses	4,455
Deductions	—
Balance, March 31, 2021	$47,076
Charged to costs and expenses	5,119
Charged to goodwill*	25,876
Deductions	—
Balance, March 31, 2022	$78,071

* Related to the acquisitions of RigNet and EBI

II-1