Form 10-Q
period 2022-06-30
VIASAT INC
filed 2022-08-09
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022.

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of July 22, 2022 was 75,552,525.

VIASAT, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of June 30, 2022	As of March 31, 2022
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$221,520	$310,459
Accounts receivable, net	372,118	359,269
Inventories	362,007	341,890
Prepaid expenses and other current assets	172,692	147,854
Total current assets	1,128,337	1,159,472

Property, equipment and satellites, net	3,864,499	3,741,912
Operating lease right-of-use assets	345,369	356,176
Other acquired intangible assets, net	222,187	236,043
Goodwill	187,359	190,113
Other assets	735,604	705,630
Total assets	$6,483,355	$6,389,346
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$246,516	$219,088
Accrued and other liabilities	441,141	516,422
Current portion of long-term debt	38,471	34,911
Total current liabilities	726,128	770,421

Senior notes	1,686,965	1,686,225
Other long-term debt	902,880	764,991
Non-current operating lease liabilities	316,096	327,664
Other liabilities	149,174	157,451
Total liabilities	3,781,243	3,706,752
Commitments and contingencies (Note 8)
Equity:
Viasat, Inc. stockholders’ equity
Common stock	8	7
Paid-in capital	2,482,847	2,421,950
Retained earnings	211,966	233,530
Accumulated other comprehensive income (loss)	(41,962)	(21,621)
Total Viasat, Inc. stockholders’ equity	2,652,859	2,633,866
Noncontrolling interest in subsidiary	49,253	48,728
Total equity	2,702,112	2,682,594
Total liabilities and equity	$6,483,355	$6,389,346

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended
	June 30, 2022	June 30, 2021
	(In thousands, except per share data)
Revenues:
Product revenues	$268,800	$293,264
Service revenues	409,423	371,596
Total revenues	678,223	664,860
Operating expenses:
Cost of product revenues	210,686	219,347
Cost of service revenues	271,700	234,629
Selling, general and administrative	179,613	154,200
Independent research and development	35,763	34,463
Amortization of acquired intangible assets	7,523	5,929
Income (loss) from operations	(27,062)	16,292
Other income (expense):
Interest income	123	63
Interest expense	(5,873)	(6,292)
Other income, net	1,011	4,118
Income (loss) before income taxes	(31,801)	14,181
(Provision for) benefit from income taxes	10,762	4,087
Equity in income (loss) of unconsolidated affiliate, net	—	(256)
Net income (loss)	(21,039)	18,012
Less: net income (loss) attributable to noncontrolling interest, net of tax	525	1,044
Net income (loss) attributable to Viasat, Inc.	$(21,564)	$16,968
Basic net income (loss) per share attributable to Viasat, Inc. common stockholders	$(0.29)	$0.24
Diluted net income (loss) per share attributable to Viasat, Inc. common stockholders	$(0.29)	$0.23
Shares used in computing basic net income (loss) per share	74,863	71,543
Shares used in computing diluted net income (loss) per share	74,863	72,818
Comprehensive income (loss):
Net income (loss)	$(21,039)	$18,012
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	(20,341)	(15,742)
Other comprehensive income (loss), net of tax	(20,341)	(15,742)
Comprehensive income (loss)	(41,380)	2,270
Less: comprehensive income (loss) attributable to noncontrolling interest, net of tax	525	1,044
Comprehensive income (loss) attributable to Viasat, Inc.	$(41,905)	$1,226

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	June 30, 2022	June 30, 2021
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(21,039)	$18,012
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	102,353	94,149
Amortization of intangible assets	21,734	20,603
Stock-based compensation expense	21,232	22,218
Loss on disposition of fixed assets	11,150	8,713
Other non-cash adjustments	(7,569)	(5,395)
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(27,102)	(47,885)
Inventories	(20,563)	(10,483)
Other assets	9,148	4,398
Accounts payable	16,912	26,625
Accrued liabilities	(50,195)	(55,027)
Other liabilities	(16,424)	(10,799)
Net cash provided by (used in) operating activities	39,637	65,129
Cash flows from investing activities:
Purchase of property, equipment and satellites	(246,854)	(246,164)
Cash paid for patents, licenses and other assets	(24,003)	(14,743)
Payments related to acquisition of businesses, net of cash acquired	—	(138,668)
Net cash provided by (used in) investing activities	(270,857)	(399,575)
Cash flows from financing activities:
Proceeds from debt borrowings	150,000	320,000
Payments on debt borrowings	(12,693)	(12,346)
Payment of debt issuance costs	(1,511)	—
Proceeds from issuance of common stock under equity plans	9,626	8,717
Purchase of common stock in treasury (immediately retired) related to tax withholdings for stock-based compensation	(505)	(458)
Other financing activities	(706)	(691)
Net cash provided by (used in) financing activities	144,211	315,222
Effect of exchange rate changes on cash	(1,930)	(1,037)
Net increase (decrease) in cash and cash equivalents	(88,939)	(20,261)
Cash and cash equivalents at beginning of period	310,459	295,949
Cash and cash equivalents at end of period	$221,520	$275,688
Non-cash investing and financing activities:
Issuance of common stock in connection with acquisition	$—	$207,169

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Viasat, Inc. Stockholders
	Common Stock
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total
	(In thousands, except share data)
For the Three Months Ended June 30, 2022
Balance at March 31, 2022	74,428,816	$7	$2,421,950	$233,530	$(21,621)	$48,728	$2,682,594
Issuance of stock under Employee Stock Purchase Plan	369,712	—	9,626	—	—	—	9,626
Stock-based compensation	—	—	24,158	—	—	—	24,158
Shares issued in settlement of certain accrued employee compensation liabilities	719,989	1	27,618	—	—	—	27,619
RSU awards vesting, net of shares withheld for taxes which have been retired	33,306	—	(505)	—	—	—	(505)
Net income (loss)	—	—	—	(21,564)	—	525	(21,039)
Other comprehensive income (loss), net of tax	—	—	—	—	(20,341)	—	(20,341)
Balance at June 30, 2022	75,551,823	$8	$2,482,847	$211,966	$(41,962)	$49,253	$2,702,112

For the Three Months Ended June 30, 2021
Balance at March 31, 2021	68,529,133	$7	$2,092,595	$249,064	$9,803	$35,765	$2,387,234
Exercise of stock options	363	—	11	—	—	—	11
Issuance of stock under Employee Stock Purchase Plan	313,700	—	8,706	—	—	—	8,706
Stock-based compensation	—	—	27,512	—	—	—	27,512
Shares issued in settlement of certain accrued employee compensation liabilities	457,130	—	24,488	—	—	—	24,488
RSU awards vesting, net of shares withheld for taxes which have been retired	20,339	—	(458)	—	—	—	(458)
Shares issued in connection with acquisition of business	4,000,189	—	207,169	—	—	—	207,169
Other	—	—	—	—	—	78	78
Net income (loss)	—	—	—	16,968	—	1,044	18,012
Other comprehensive income (loss), net of tax	—	—	—	—	(15,742)	—	(15,742)
Balance at June 30, 2021	73,320,854	$7	$2,360,023	$266,032	$(5,939)	$36,887	$2,657,010

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation

The accompanying condensed consolidated balance sheet at June 30, 2022, the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended June 30, 2022 and 2021, the condensed consolidated statements of cash flows for the three months ended June 30, 2022 and 2021 and the condensed consolidated statements of equity for the three months ended June 30, 2022 and 2021 have been prepared by the management of Viasat, Inc. (also referred to hereafter as the Company or Viasat), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended March 31, 2022 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 31, 2022 included in the Company’s Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

The Company’s condensed consolidated financial statements include the assets, liabilities and results of operations of Viasat, its wholly owned subsidiaries and its majority-owned subsidiary, TrellisWare Technologies, Inc. (TrellisWare). During the first quarter of fiscal year 2022, the Company completed the acquisitions of the remaining 51% interest in Euro Broadband Infrastructure Sàrl (EBI) and RigNet, Inc. (RigNet) (see Note 11 – Acquisitions for more information). The acquisitions were accounted for as purchases and accordingly, the condensed consolidated financial statements include the operating results of EBI and RigNet from the dates of acquisition.

All significant intercompany amounts have been eliminated. Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as investment in unconsolidated affiliate in other assets (long-term) on the condensed consolidated balance sheets.

On November 8, 2021, the Company entered into a Share Purchase Agreement to combine with Connect Topco Limited, a private company limited by shares and incorporated in Guernsey (Inmarsat), with the shareholders of Inmarsat and certain management and employees who hold options and shares of a subsidiary of Inmarsat whose options and shares will be exchanged for shares of Inmarsat prior to closing (collectively, the Sellers). Pursuant to the Share Purchase Agreement, the Company will purchase all of the issued and outstanding shares of Inmarsat from the Sellers upon the terms and subject to the conditions set forth therein (the Inmarsat Transaction) (see Note 11 – Acquisitions for more information).

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

Revenue recognition

In accordance with the authoritative guidance for revenue from contracts with customers (Accounting Standards Codification (ASC) 606), the Company applies the five-step model to its contracts with its customers. Under this model the Company (1) identifies the contract with the customer, (2) identifies its performance obligations in the contract, (3) determines the transaction price for the contract, (4) allocates the transaction price to its performance obligations and (5) recognizes revenue when or as it satisfies its performance obligations. These performance obligations generally include the purchase of services (including broadband capacity and the leasing of broadband equipment), the purchase of products, and the development and delivery of complex equipment built to customer specifications under long-term contracts.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

Contract costs on U.S. Government contracts are subject to audit and review by the Defense Contracting Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. Government agencies, as well as negotiations with U.S. Government representatives. The Company’s incurred cost audit by the DCAA has not been concluded for fiscal year 2021. As of June 30, 2022, the DCAA had completed its incurred cost audit for fiscal years 2004, 2016, 2019 and 2020 and approved the Company’s incurred costs for those fiscal years, as well as approved the Company’s incurred costs for fiscal years 2005 through 2015, 2017 and 2018 without further audit based on the determination of low risk. Although the Company has recorded contract revenues subsequent to fiscal year 2020 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of both June 30, 2022 and March 31, 2022, the Company had $12.1 million in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. Government cost reimbursable contracts (see Note 8 — Commitments and Contingencies for more information).

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

Transaction price allocated to remaining performance obligations

The Company’s remaining performance obligations represent the transaction price of firm contracts and orders for which work has not been performed. The Company includes in its remaining performance obligations only those contracts and orders for which it has accepted purchase orders. Remaining performance obligations associated with the Company’s subscribers for fixed consumer and business broadband services in its satellite services segment exclude month-to-month service contracts in accordance with a practical expedient and are estimated using a portfolio approach in which the Company reviews all relevant promotional activities and calculates the remaining performance obligation using the

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

average service component for the portfolio and the average time remaining under the contract. The Company’s future recurring in-flight connectivity service contracts in its satellite services segment do not have minimum service purchase requirements and therefore are not included in the Company’s remaining performance obligations. As of June 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $2.1 billion, of which the Company expects to recognize a little over half over the next 12 months, with the balance recognized thereafter.

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

The following sets forth disaggregated reported revenue by segment and product and services for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$93,575	$175,225	$268,800
Service revenues	312,100	19,209	78,114	409,423
Total revenues	$312,100	$112,784	$253,339	$678,223

	Three Months Ended June 30, 2021
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$101,531	$191,733	$293,264
Service revenues	274,117	17,065	80,414	371,596
Total revenues	$274,117	$118,596	$272,147	$664,860

Revenues from the U.S. Government as an individual customer comprised approximately 24% and 28% of total revenues for the three months ended June 30, 2022 and 2021, respectively, mainly reported within the government systems segment. Revenues from the Company’s other customers, mainly reported within the commercial networks and satellite services segments, comprised approximately 76% and 72% of total revenues for the three months ended June 30, 2022 and 2021, respectively.

The Company’s satellite services segment revenues are primarily derived from the Company’s fixed broadband services, in-flight services and energy services (acquired through the RigNet acquisition).

Revenues in the Company’s commercial networks and government systems segments are primarily derived from three types of contracts: fixed-price, cost-reimbursement and time-and-materials contracts. Fixed-price contracts (which require the Company to provide products and services under a contract at a specified price) comprised approximately 86% and 89% of the Company’s total revenues for these segments for the three months ended June 30, 2022 and 2021, respectively. The remainder of the Company’s revenues in these segments for such periods was derived primarily from cost-reimbursement contracts (under which the Company is reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (under which the Company is reimbursed for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

Historically, a significant portion of the Company’s revenues in its commercial networks and government systems segments has been derived from customer contracts that include the development of products. The development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for the Company’s funded development from its customer contracts were approximately 23% and 23% of its total revenues for the three months ended June 30, 2022 and 2021, respectively.

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

The following table presents contract assets and liabilities as of June 30, 2022 and March 31, 2022:

	As of June 30, 2022	As of March 31, 2022
	(In thousands)
Unbilled accounts receivable	$95,799	$103,045
Collections in excess of revenues and deferred revenues	154,828	148,906
Deferred revenues, long-term portion	85,216	90,151

Unbilled accounts receivable decreased $7.2 million during the three months ended June 30, 2022, primarily driven by an increase in billings in the Company’s satellite networks and government systems segments.

Collections in excess of revenues and deferred revenues increased $5.9 million during the three months ended June 30, 2022, primarily driven by advances on goods or services received in excess of revenue recognized mainly in the Company’s government systems segment.

During the three months ended June 30, 2022, the Company recognized revenue of $81.2 million that was previously included in the Company’s collections in excess of revenues and deferred revenues at March 31, 2022. During the three months ended June 30, 2021, the Company recognized revenue of $78.2 million that was previously included in the Company’s collections in excess of revenues and deferred revenues at March 31, 2021.

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

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (ASC 835-20). With respect to the construction of satellites, gateway and networking equipment and other assets under construction, the Company capitalized $33.6 million and $23.6 million of interest expense for the three months ended June 30, 2022 and 2021, respectively.

The Company owns four satellites in service — three over North America (ViaSat-2, ViaSat-1 and WildBlue-1) and, the KA-SAT satellite over Europe, Middle East, and Africa (EMEA). In addition, the Company has lifetime leases of Ka-band capacity on two satellites. The Company is also planning to launch a global constellation of three third-generation ViaSat-3 class satellites under construction. In addition, the Company owns related earth stations and networking equipment for all of its satellites. The Company procures indoor and outdoor CPE units leased to subscribers under a retail leasing program as part of the Company’s satellite services segment, which are reflected in investing activities and property, equipment and satellites, net in the accompanying condensed consolidated financial statements. The Company depreciates the satellites, earth stations and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites, net, as of June 30, 2022 were $385.4 million and $210.5 million, respectively. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites, net, as of March 31, 2022 were $395.5 million and $210.6 million, respectively.

Occasionally, the Company may enter into finance lease arrangements for various machinery, equipment, computer-related equipment, software, furniture, fixtures, or satellites. The Company records amortization of assets leased under finance lease arrangements within depreciation expense. The Company's finance leases consist primarily of satellite lifetime Ka-band capacity leases and have remaining terms from less than one year to four years. The Company reports assets obtained under finance leases in property, equipment and satellites, net and the current and non-current portions of its finance lease liabilities in current portion of long-term debt and other long-term debt, respectively (see Note 1 — Basis of Presentation – Leases for more information).

Leases

Lessee accounting

In accordance with the authoritative guidance for leases (ASC 842), the Company assesses at contract inception whether the contract is, or contains, a lease. Generally, the Company determines that a lease exists when (1) the contract involves the use of a distinct identified asset, (2) the Company obtains the right to substantially all economic benefits from use of the asset, and (3) the Company has the right to direct the use of the asset. A lease is classified as a finance lease when one or more of the following criteria are met: (1) the lease transfers ownership of the asset by the end of the lease term, (2) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (3) the lease term is for a major part of the remaining useful life of the asset, (4) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset or (5) the asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. A lease is classified as an operating lease if it does not meet any of these criteria.

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

The Company’s operating leases consist primarily of leases for office space, data centers and satellite ground facilities and have remaining terms from less than one year to 11 years, some of which include renewal options, and some of which include options to terminate the leases within one year. Certain earth station leases have renewal terms that have been deemed to be reasonably certain to be exercised and as such have been recognized as part of the Company’s right-of-use assets and lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company recognizes right-of-use assets and lease liabilities for such leases in accordance with the authoritative guidance for leases (ASC 842). The Company reports operating lease right-of-use assets in operating lease right-of-use assets and the current and non-current portions of its operating lease liabilities in accrued and other liabilities and non-current operating lease liabilities, respectively.

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

Business combinations

The authoritative guidance for business combinations (ASC 805) requires that all business combinations be accounted for using the purchase method. The purchase price for business combinations is allocated to the estimated fair values of acquired tangible and intangible assets, and assumed liabilities, where applicable. The Company recognizes technology, contracts and customer relationships, satellite co-location rights, trade names and other as identifiable intangible assets, which are recorded at fair value as of the transaction date. Goodwill is recorded when consideration transferred exceeds the fair value of identifiable assets and liabilities. Measurement-period adjustments to assets acquired and liabilities assumed with a corresponding offset to goodwill are recorded in the period they occur, which may include up to one year from the acquisition date. Contingent consideration is recorded at fair value at the acquisition date.

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs of $3.5 million related to patents were included in other assets as of both June 30, 2022 and March 31, 2022. The Company capitalized costs of $67.7 million and $64.1 million related to acquiring and obtaining orbital slots and other licenses included in other assets as of June 30, 2022 and March 31, 2022, respectively. Accumulated amortization related to these assets was $5.7 million and $5.4 million as of June 30, 2022 and March 31, 2022, respectively. Amortization expense related to these assets was an insignificant amount for both the three months ended June 30, 2022 and 2021. If a patent, orbital slot or other license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During the three months ended June 30, 2022 and 2021, the Company did not write off any significant costs due to abandonment or impairment.

Debt issuance costs

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Debt issuance costs are amortized and recognized as interest expense using the effective interest rate method, or, when the results are not materially different, on a straight-line basis over the expected term of the related debt. During both the three months ended June 30, 2022 and 2021, no debt issuance costs were capitalized. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in loss on extinguishment of debt in the condensed consolidated statements of operations and comprehensive income (loss). Debt issuance costs related to the Company’s revolving credit facility (the Revolving Credit Facility) are recorded in other long-term assets in the condensed consolidated balance sheets in accordance with the authoritative guidance for imputation of interest (ASC 835-30). Debt issuance costs related to the Company’s $700.0 million senior secured term loan facility (the Term Loan Facility), 5.625% Senior Notes due 2025 (the 2025 Notes), the Company’s 5.625% Senior Secured Notes due 2027 (the 2027 Notes), the Company’s 6.500% Senior Notes due 2028 (the 2028 Notes and, together with the 2025 Notes and the 2027 Notes, the Notes) and the Ex-Im Credit Facility are recorded as a direct deduction from the carrying amount of the related debt, consistent with debt discounts, in accordance with the authoritative guidance for imputation of interest (ASC 835-30).

Software development

Costs of developing software for sale are charged to independent research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. Capitalized costs, net, of $221.1 million and $221.6 million related to software developed for resale were included in other assets as of June 30, 2022 and March 31, 2022, respectively. The Company capitalized $9.0 million and $9.9 million of costs related to software developed for resale for the three months ended June 30, 2022 and 2021, respectively. Amortization expense for capitalized software development costs was $9.5 million and $14.5 million for the three months ended June 30, 2022 and 2021, respectively.

Self-insurance liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company has recorded self-insurance liability for its plans of $7.1 million and $6.5 million as of June 30, 2022 and March 31, 2022, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued and other liabilities in accordance with the estimated timing of the projected payments.

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At June 30, 2022 and March 31, 2022, no such amounts were accrued related to the aforementioned provisions.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Noncontrolling interests

A noncontrolling interest represents the equity interest in a subsidiary that is not attributable, either directly or indirectly, to the Company and is reported as equity of the Company, separate from the Company’s controlling interest. Revenues, expenses, gains, losses, net income (loss) and other comprehensive income (loss) are reported in the condensed consolidated financial statements at the consolidated amounts, which include the amounts attributable to both the controlling and noncontrolling interest.

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

Common stock held in treasury

As of June 30, 2022 and March 31, 2022, the Company had no shares of common stock held in treasury.

During the three months ended June 30, 2022 and 2021, the Company issued 46,471 and 29,060 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, during the three months ended June 30, 2022 and 2021, the Company repurchased 13,165 and 8,721 shares of common stock, respectively, at cost and with a total value of an insignificant amount in both periods. Although shares withheld for employee withholding taxes are technically not issued, they are treated as common stock repurchases for accounting purposes (with such shares deemed to be repurchased and then immediately retired), as they reduce the number of shares that otherwise would have been issued upon vesting of the restricted stock units. These retired shares remain as authorized stock and are considered to be unissued. The retirement of treasury stock had no impact on the Company’s total consolidated stockholders’ equity.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Stock-based compensation

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award. Expense for restricted stock units and stock options is recognized on a straight-line basis over the employee’s requisite service period. Expense for total shareholder return (TSR) performance stock options that vest is recognized regardless of the actual TSR outcome achieved and is recognized on a graded-vesting basis. The Company accounts for forfeitures as they occur. The Company recognized $21.2 million and $22.2 million of stock-based compensation expense for the three months ended June 30, 2022 and 2021, respectively. The Company recognizes excess tax benefits or deficiencies on vesting or settlement of awards as discrete items within income tax benefit or provision within net income (loss) and the related cash flows are classified within operating activities.

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

Ordinarily, the Company calculates its provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period. However, when a reliable estimate cannot be made, the Company computes its provision for income taxes using the actual effective tax rate (discrete method) for the year-to-date period. The Company’s effective tax rate is highly influenced by the amount of its research and development (R&D) tax credits. A small change in estimated annual pretax income (loss) can produce a significant variance in the annual effective tax rate given the Company’s expected amount of R&D tax credits. This variability provides an unreliable estimate of the annual effective tax rate. As a result, and in accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company has computed its (provision for) benefit from income taxes for the three months ended June 30, 2022 and 2021 by applying the actual effective tax rate to the pretax income (loss) for the three-month periods.

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

Recent authoritative guidance

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (ASC 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 simplifies the accounting for convertible instruments by removing the beneficial conversion and cash conversion accounting models for convertible instruments and removes certain settlement conditions that are required for contracts to qualify for equity classification. This new standard also simplifies the diluted earnings per share calculations by requiring that an entity use the if-converted method for convertible instruments and requires that the effect of potential share settlement be included in diluted earnings per share calculations when an instrument may be settled in cash or shares. The new standard requires entities to provide expanded disclosures about the terms and features of convertible instruments, how the instruments have been reported in the entity’s financial statements, and information about events, conditions, and circumstances that can affect how to assess the amount or timing of an entity’s future cash flows related to those instruments. The Company adopted the new guidance in the first quarter of fiscal year 2023 and the guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (ASC 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with ASC 606 as if the acquirer had

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

originated the contracts. The new standard will become effective for the Company beginning in fiscal year 2024, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (ASC 832): Disclosures by Business Entities about Government Assistance. ASU 2021-10 requires annual disclosures when an entity accounts for a transaction with a government by applying a grant or contribution accounting model by analogy to other accounting guidance. The new standard is effective for annual periods beginning after December 15, 2021. The Company will adopt this guidance effective fiscal year-end 2023. The Company is currently evaluating the impact of this standard on its annual disclosures.

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

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (ASC 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered in measuring the security's fair value. The standard also requires certain disclosures for equity securities that are subject to contractual restrictions. The new standard will become effective for the Company beginning in fiscal year 2025. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2 — Composition of Certain Balance Sheet Captions

	As of June 30, 2022	As of March 31, 2022
	(In thousands)
Accounts receivable, net:
Billed	$289,580	$263,383
Unbilled	95,799	103,045
Allowance for doubtful accounts	(13,261)	(7,159)
	$372,118	$359,269
Inventories:
Raw materials	$106,047	$92,650
Work in process	65,107	64,371
Finished goods	190,853	184,869
	$362,007	$341,890
Prepaid expenses and other current assets:
Prepaid expenses	$104,039	$107,885
Other	68,653	39,969
	$172,692	$147,854
Property, equipment and satellites, net:
Equipment and software (estimated useful life of 3-7 years)	$1,796,855	$1,750,855
CPE leased equipment (estimated useful life of 4-5 years)	385,428	395,539
Furniture and fixtures (estimated useful life of 7 years)	59,196	58,602
Leasehold improvements (estimated useful life of 2-17 years)	151,207	151,508
Buildings (estimated useful life of 12-38 years)	12,340	12,440
Land	3,854	3,944
Construction in progress	447,147	387,668
Satellites (estimated useful life of 7-17 years)	1,054,551	1,059,182
Satellite Ka-band capacity obtained under finance leases (estimated useful life of 7-11 years)	176,348	173,480
Satellites under construction	1,917,973	1,808,474
	6,004,899	5,801,692
Less: accumulated depreciation and amortization	(2,140,400)	(2,059,780)
	$3,864,499	$3,741,912
Other acquired intangible assets, net:
Technology (weighted average useful life of 7 years)	$150,063	$154,624
Contracts and customer relationships (weighted average useful life of 10 years)	161,888	164,635
Satellite co-location rights (weighted average useful life of 9 years)	8,600	8,600
Trade name (weighted average useful life of 7 years)	32,138	32,463
Other (weighted average useful life of 11 years)	21,754	22,263
	374,443	382,585
Less: accumulated amortization	(152,256)	(146,542)
	$222,187	$236,043
Other assets:
Deferred income taxes	$314,970	$304,642
Capitalized software costs, net	221,126	221,647
Patents, orbital slots and other licenses, net	65,525	62,200
Other	133,983	117,141
	$735,604	$705,630
Accrued and other liabilities:
Collections in excess of revenues and deferred revenues	$154,828	$148,906
Accrued employee compensation	34,119	113,554
Accrued vacation	50,045	51,675
Warranty reserve, current portion	4,963	5,043
Operating lease liabilities	52,629	52,122
Other	144,557	145,122
	$441,141	$516,422
Other liabilities:
Deferred revenues, long-term portion	$85,216	$90,151
Warranty reserve, long-term portion	5,533	5,675
Satellite performance incentive obligations, long-term portion	17,700	18,651
Deferred income taxes	15,775	16,869
Other	24,950	26,105
	$149,174	$157,451

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

The Company had $5.0 million in cash equivalents (Level 1) and no liabilities measured at fair value on a recurring basis as of both June 30, 2022 and March 31, 2022.

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Cash equivalents — The Company’s cash equivalents consist of money market funds. Money market funds are valued using quoted prices for identical assets in an active market with sufficient volume and frequency of transactions (Level 1).

Contingencies — In connection with the acquisition of the remaining 51% interest in EBI on April 30, 2021 (see Note 11 — Acquisitions for more information), part of the purchase price consideration will not be determined until two years after the closing date, when the Company may pay or receive up to €20.0 million, or approximately $21.1 million, in cash. The consideration to be paid in the future is contingent based on certain outcomes as defined in the acquisition agreement. Each reporting period, the Company estimates the fair value of the contingent consideration based on unobservable inputs and probability weightings using standard valuation techniques (Level 3). The fair value amount is currently recorded in other current assets on the condensed consolidated balance sheets and any change to fair value is recorded in the Company’s condensed consolidated statements of operations each reporting period. As of June 30, 2022 and March 31, 2022, and for the three months ended June 30, 2022 and 2021, the Company’s fair value estimate, and change in fair value of the contingent consideration were immaterial.

Long-term debt — The Company’s long-term debt consists of borrowings under its Term Loan Facility, Revolving Credit Facility and Ex-Im Credit Facility (collectively, the Credit Facilities), $700.0 million in aggregate principal amount of 2025 Notes, $600.0 million in aggregate principal amount of 2027 Notes, $400.0 million in aggregate principal amount of 2028 Notes and finance lease obligations reported at the present value of future minimum lease payments with current accrued interest. Long-term debt related to the Revolving Credit Facility is reported at the outstanding principal amount of borrowings, while long-term debt related to the Term Loan Facility, the Ex-Im Credit Facility, the 2025 Notes, the 2027 Notes and the 2028 Notes is reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s long-term debt related to the Term Loan Facility and the Revolving Credit Facility approximates its carrying amount due to its variable interest rate, which approximates a market interest rate. As of June 30, 2022 and March 31, 2022, the fair value of the Company’s long-term debt related to the Ex-Im Credit Facility was determined based on a discounted cash flow analysis using observable market interest rates for instruments with similar terms (Level 2) and was approximately $67.1 million and $78.0 million, respectively. As of June 30, 2022 and March 31, 2022, the estimated fair value of the Company’s outstanding long-term debt related to each series of Notes was determined based on actual or estimated bids and offers for such series of Notes in an over-the-counter market (Level 2) and was $563.5 million and $682.5 million, respectively, for the 2025 Notes, $510.0 million and $588.8 million, respectively, for the 2027 Notes, and $276.0 million and $382.7 million, respectively, for the 2028 Notes.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The Company records the net present value of these expected future payments as a liability and as a component of the cost of the satellites. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentive obligations on a recurring basis. The fair value of the Company’s outstanding satellite performance incentive obligations is estimated to approximate their carrying value based on current rates (Level 2). As of June 30, 2022 and March 31, 2022, the Company’s estimated satellite performance incentive obligations relating to certain satellites in service, including accrued interest, were $23.1 million and $23.7 million, respectively.

Note 4 — Shares Used In Computing Diluted Net Income (Loss) Per Share

	Three Months Ended
	June 30, 2022	June 30, 2021
	(In thousands)
Weighted average:
Common shares outstanding used in calculating basic net income (loss) per share attributable to Viasat, Inc. common stockholders	74,863	71,543
Options to purchase common stock as determined by application of the treasury stock method	—	6
TSR performance stock options to purchase common stock as determined by application of the treasury stock method	—	84
Restricted stock units to acquire common stock as determined by application of the treasury stock method	—	678
Potentially issuable shares in connection with certain terms of the Viasat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan	—	507
Shares used in computing diluted net income (loss) per share attributable to Viasat, Inc. common stockholders	74,863	72,818

The weighted average number of shares used to calculate basic and diluted net loss per share attributable to Viasat, Inc. common stockholders is the same for the three months ended June 30, 2022 as the Company incurred a net loss attributable to Viasat, Inc. common stockholders for the period and inclusion of potentially dilutive weighted average shares of common stock would be antidilutive. Potentially dilutive weighted average shares excluded from the calculation for the three months ended June 30, 2022 consisted of 606,634 shares related to stock options (other than TSR performance stock options),182,609 shares related to TSR performance stock options, 2,699,956 shares related to restricted stock units and 716,346 shares related to certain terms of the Viasat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan.

Antidilutive shares excluded from the calculation for the three months ended June 30, 2021 consisted of 960,080 shares related to stock options (other than TSR performance stock options), no shares related to TSR performance stock options, and 1,390,251 shares related to restricted stock units.

Note 5 — Goodwill and Acquired Intangible Assets

During the three months ended June 30, 2022 and 2021, the decrease in the Company’s goodwill primarily related to a foreign currency translation effect recorded within all three of the Company’s segments.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of two to 20 years (which approximates the economic pattern of benefit). Amortization expense related to other acquired intangible assets was $7.5 million and $5.9 million for the three months ended June 30, 2022 and 2021, respectively.

The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of international businesses acquired. The current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the three months ended June 30, 2022	$7,523

Expected for the remainder of fiscal year 2023	$22,557
Expected for fiscal year 2024	28,733
Expected for fiscal year 2025	26,701
Expected for fiscal year 2026	26,549
Expected for fiscal year 2027	26,549
Thereafter	91,098
$222,187

Note 6 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of June 30, 2022 and March 31, 2022:

	As of June 30, 2022	As of March 31, 2022
	(In thousands)
2028 Notes	$400,000	$400,000
2027 Notes	600,000	600,000
2025 Notes	700,000	700,000
Term Loan Facility	700,000	700,000
Revolving Credit Facility	150,000	—
Ex-Im Credit Facility	68,783	78,609
Finance lease obligations (see Note 1)	45,745	45,752
Total debt	2,664,528	2,524,361
Unamortized discount and debt issuance costs	(36,212)	(38,234)
Less: current portion of long-term debt	38,471	34,911
Total long-term debt	$2,589,845	$2,451,216

Term Loan Facility

On March 4, 2022, the Company entered into a $700.0 million Term Loan Facility, which was fully drawn at closing and matures on March 4, 2029. The Company received $686.0 million in proceeds, net of issue discount, from the borrowings under the Term Loan Facility. The Company used a portion of the net proceeds to repay all then-outstanding borrowings under the Revolving Credit Facility. At June 30, 2022, the Company had $700.0 million in principal amount of outstanding borrowings under the Term Loan Facility.

Borrowings under the Term Loan Facility are required to be repaid in quarterly installments of $1.75 million each, which commence on September 30, 2022, followed by a final installment of $654.5 million at maturity. Borrowings under the Term Loan Facility bear interest, at the Company’s option, at either (1) a base rate equal to the greater of the administrative agent’s prime rate as announced from time to time, the federal funds effective rate plus 0.50%, and the forward-looking SOFR term rate administered by CME for a one-month interest period plus 1.00%, subject to a floor of 1.50% for the initial term loans, plus an applicable margin of 3.50%, or (2) the forward-looking SOFR term rate administered by CME for the applicable interest period, subject to a floor of 0.50% for the initial term loans, plus an applicable margin of 4.50%. As of June 30, 2022, the effective interest rate on the Company’s outstanding borrowings under the Term Loan Facility was 6.67%. The Term Loan Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Term Loan Facility) and secured by substantially all of the

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Company’s and any such subsidiaries’ assets. As of June 30, 2022, none of the Company’s subsidiaries guaranteed the Term Loan Facility.

The Term Loan Facility contains covenants that restrict, among other things, the ability of Company and its restricted subsidiaries to incur additional debt, grant liens, sell assets, make investments, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Term Loan Facility as of June 30, 2022.

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

Revolving Credit Facility

As of June 30, 2022, the Revolving Credit Facility provided a $700.0 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of January 18, 2024. At June 30, 2022, the Company had $150.0 million in principal amount of outstanding borrowings under the Revolving Credit Facility and $63.3 million outstanding under standby letters of credit, leaving borrowing availability under the Revolving Credit Facility as of June 30, 2022 of $486.7 million.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. As of June 30, 2022, the weighted average effective interest rate on the Company's outstanding borrowings under the Revolving Credit Facility was 2.92%.The Company has capitalized certain amounts of interest expense on the Revolving Credit Facility in connection with the construction of various assets during the construction period. The Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Revolving Credit Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of June 30, 2022, none of the Company’s subsidiaries guaranteed the Revolving Credit Facility.

The Revolving Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Revolving Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Revolving Credit Facility as of June 30, 2022.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Ex-Im Credit Facility

The Ex-Im Credit Facility originally provided a $362.4 million senior secured direct loan facility, which was fully drawn. Of the $362.4 million in principal amount of borrowings made under the Ex-Im Credit Facility, $321.2 million was used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remaining $41.2 million used to finance the total exposure fees incurred under the Ex-Im Credit Facility (which included all previously accrued completion exposure fees). As of June 30, 2022, the Company had $68.8 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility.

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

The Ex-Im Credit Facility contains financial covenants regarding Viasat’s maximum total leverage ratio and minimum interest coverage ratio. In addition, the Ex-Im Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Ex-Im Credit Facility as of June 30, 2022.

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

In August 2022, the Company amended the Ex-Im Credit Facility to provide additional covenant flexibility. Certain of the amendments will become effective at and are conditional upon the closing of the Inmarsat Transaction.

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

The 2028 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of June 30, 2022, none of the Company’s subsidiaries guaranteed the 2028 Notes. The 2028 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2028 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2028 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

The 2027 Notes are required to be guaranteed on a senior secured basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of June 30, 2022, none of the Company’s subsidiaries guaranteed the 2027 Notes. The 2027 Notes are secured, equally and ratably with the Revolving Credit Facility and any future parity lien debt, by liens on substantially all of the Company’s assets.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

The 2025 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of June 30, 2022, none of the Company’s subsidiaries guaranteed the 2025 Notes. The 2025 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2025 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2025 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 7 — Product Warranty

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within 12 months are classified as accrued liabilities and amounts expected to be incurred beyond 12 months are classified as other liabilities in the condensed consolidated financial statements. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, the Company bases its estimates on its experience with the technology involved and the types of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and, in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual during the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30, 2022	June 30, 2021
	(In thousands)
Balance, beginning of period	$10,718	$11,886
Change in liability for warranties issued in period	807	4,064
Settlements made (in cash or in kind) during the period	(1,029)	(3,420)
Balance, end of period	$10,496	$12,530

Note 8 — Commitments and Contingencies

From time to time, the Company enters into satellite construction agreements as well as various other satellite-related purchase commitments, including with respect to the provision of launch services, operation of its satellites and satellite insurance. See Note 12 – Commitments to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022 for information regarding the Company’s future minimum payments under its satellite construction contracts and other satellite-related purchase commitments.

Periodically, the Company is involved in a variety of claims, suits, investigations and proceedings arising in the ordinary course of business, including government investigations and claims, and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters. Such matters could result in fines; penalties, compensatory, treble or other damages; or non-monetary relief. A violation of government contract laws and regulations could also result in the termination of its government contracts or debarment from bidding on future government contracts. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, the Company believes that the resolution of its current pending matters will not have a material adverse effect on its business, financial condition, results of operations or liquidity.

The Company has contracts with various U.S. Government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. Government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. Government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. Government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. The Company’s incurred cost audit by the DCAA has not been concluded for fiscal year 2021. As of June 30, 2022, the DCAA had completed its incurred cost audit for fiscal years 2004, 2016, 2019 and 2020 and approved the Company’s incurred costs for those fiscal years, as well as approved the Company’s incurred costs for fiscal years 2005 through 2015, 2017 and 2018 without further audit based on the determination of low risk. Although the Company has recorded contract revenues subsequent to fiscal year 2020 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of both June 30, 2022 and March 31, 2022, the Company had $12.1 million in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. Government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on the status of the related contracts.

Note 9 — Income Taxes

Ordinarily, under GAAP, the Company calculates its provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period. However, when a reliable estimate cannot be made, the Company computes its provision for income taxes using the actual effective tax rate (discrete method) for the year-to-date period. The Company’s effective tax rate is highly influenced by the amount of its R&D tax credits. A small change in estimated annual pretax income (loss) can produce a significant variance in the annual effective tax rate given the Company’s expected amount of R&D tax credits. This variability provides an unreliable estimate of the annual effective tax rate. As a result, and in accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company has computed its (provision for) benefit from income taxes for the three months ended June 30, 2022 and 2021 by applying the actual effective tax rate to the pretax income (loss) for the three-month periods.

For the three months ended June 30, 2022, the Company recorded an income tax benefit of $10.8 million, resulting in an effective tax rate of 34%. The effective tax rate for the period differed from the U.S. statutory rate primarily due to the benefit of federal and state R&D tax credits.

For the three months ended June 30, 2021, the Company recorded an income tax benefit of $4.1 million, resulting in an effective tax rate of negative 29%. The effective tax rate for the period differed from the U.S. statutory rate primarily due to the benefit of federal and state R&D tax credits and the reversal of a deferred tax liability recorded for EBI's outside basis difference upon assertion to indefinitely reinvest future earnings.

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

For the three months ended June 30, 2022, the Company’s gross unrecognized tax benefits increased by $2.7 million, including interest and penalties of an insignificant amount, which were included as a component of the provision for income taxes. In the next 12 months it is reasonably possible that the amount of unrecognized tax benefits will not change significantly.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Segment revenues and operating profits (losses) for the three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended
	June 30, 2022	June 30, 2021
	(In thousands)
Revenues:
Satellite services
Product	$—	$—
Service	312,100	274,117
Total	312,100	274,117
Commercial networks
Product	93,575	101,531
Service	19,209	17,065
Total	112,784	118,596
Government systems
Product	175,225	191,733
Service	78,114	80,414
Total	253,339	272,147
Elimination of intersegment revenues	—	—
Total revenues	$678,223	$664,860

Operating profits (losses):
Satellite services	$3,500	$12,513
Commercial networks	(42,397)	(37,708)
Government systems	19,358	47,416
Elimination of intersegment operating profits	—	—
Segment operating profit (loss) before corporate and amortization of acquired intangible assets	(19,539)	22,221
Corporate	—	—
Amortization of acquired intangible assets	(7,523)	(5,929)
Income (loss) from operations	$(27,062)	$16,292

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. The Company’s property and equipment, including its satellites, earth stations and other networking equipment, are assigned to corporate assets as they are available for use by the various segments throughout their estimated useful lives. Segment assets as of June 30, 2022 and March 31, 2022 were as follows:

	As of June 30, 2022	As of March 31, 2022
	(In thousands)
Segment assets:
Satellite services	$429,644	$444,976
Commercial networks	234,642	202,941
Government systems	479,305	479,166
Total segment assets	1,143,591	1,127,083
Corporate assets	5,339,764	5,262,263
Total assets	$6,483,355	$6,389,346

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Other acquired intangible assets, net and goodwill included in segment assets as of June 30, 2022 and March 31, 2022 were as follows:

	Other Acquired Intangible Assets, Net		Goodwill
	As of June 30, 2022	As of March 31, 2022	As of June 30, 2022	As of March 31, 2022
	(In thousands)
Satellite services	$220,199	$233,740	$79,739	$81,972
Commercial networks	—	—	44,002	44,050
Government systems	1,988	2,303	63,618	64,091
Total	$222,187	$236,043	$187,359	$190,113

Amortization of acquired intangible assets by segment for the three months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended
	June 30, 2022	June 30, 2021
	(In thousands)
Satellite services	$7,228	$5,322
Commercial networks	—	—
Government systems	295	607
Total amortization of acquired intangible assets	$7,523	$5,929

Revenues by geographic area for the three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended
	June 30, 2022	June 30, 2021
	(In thousands)
U.S. customers	$579,117	$567,486
Non-U.S. customers (each country individually insignificant)	99,106	97,374
Total revenues	$678,223	$664,860

The Company distinguishes revenues from external customers by geographic area based on customer location.

Note 11 — Acquisitions

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

The Company's stockholders approved the issuance of shares in the transaction and an amendment to the Company’s certificate of incorporation to increase the number of shares of common stock authorized for issuance at a special meeting held on June 21, 2022.

The closing of the Inmarsat Transaction is subject to customary closing conditions, including receipt of regulatory approvals and clearances. The Share Purchase Agreement contains certain termination rights for both the Company and certain of the Sellers and further provides that, upon termination of the Share Purchase Agreement under certain circumstances, the Company may be obligated to pay a termination fee of up to $200.0 million or to reimburse certain out-of-pocket expenses of certain Sellers up to $40.0 million.

The Company has obtained financing commitments for an additional $1.6 billion of new debt facilities in connection with the Inmarsat Transaction (which may be secured and/or unsecured). In light of the $299.3 million reduction in the

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

cash purchase price payable in the Inmarsat Transaction, the Company currently expects to incur $1.3 billion of additional indebtedness under these commitments. However, the total amount of indebtedness incurred under these commitments may change, including in the event that available cash from other sources is higher than expected. The Company also plans to assume $2.1 billion in principal amount of Inmarsat senior secured bonds and the outstanding indebtedness under Inmarsat’s $2.4 billion senior secured credit facilities. The Company had also obtained commitments of $3.2 billion to backstop certain amendments required under the Revolving Credit Facility and Ex-Im Credit Facility and Inmarsat’s $2.4 billion senior secured credit facilities, all of which amendments had been obtained as of the date of this report.

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

Prior to the acquisition date, the Company owned a 49% interest in EBI and accounted for the investment using the equity method of accounting. The acquisition of the remaining equity interest in EBI was accounted for as a step acquisition in accordance with the authoritative guidance for business combinations (ASC 805). Accordingly, the Company allocated the purchase price of the acquired company to the net tangible assets and intangible assets acquired based upon their estimated fair values. The Company remeasured the previously held equity method investment to its fair value based upon a valuation of the acquired business, as of the date of acquisition. The Company considered multiple factors in determining the fair value of the previously held equity method investment, including, (i) the price negotiated with the selling shareholder for the remaining 51% interest in EBI and (ii) an income valuation model (discounted cash flow). As a result of the equity method investment remeasurement, recognition of previously unrecognized foreign currency gain and settlement of insignificant preexisting relationships, the Company recognized an insignificant total net gain included in other income, net, in the condensed consolidated statements of operations and comprehensive income (loss) in the first quarter of fiscal year 2022.

The purchase price of $327.4 million was primarily comprised of $167.0 million of cash, net of what is currently estimated to be an immaterial amount of estimated purchase price consideration to be settled among the parties over the 24 months (up to plus or minus €20.0 million, or approximately $21.1 million, see Note 3 — Fair Value Measurements for more information) from the closing date (which after consideration of approximately $121.7 million of EBI’s cash on hand, resulted in a net cash outlay of approximately $51.0 million) and the fair value of previously held equity method investment of approximately $160.4 million.

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

At the closing of the acquisition, EBI became a wholly owned subsidiary of the Company and EBI’s operations have been included in the Company’s condensed consolidated financial statements in the Company’s satellite services segment (with an insignificant amount included in the Company's commercial networks segment) commencing on the acquisition date.

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

The consideration transferred of approximately $317.9 million was primarily comprised of $207.2 million of the fair value of approximately 4.0 million shares of the Company’s common stock issued at the closing date, $107.3 million related to the pay down of outstanding borrowings of RigNet’s revolving credit facility, a de minimis amount in cash consideration in respect of fractional shares to the former shareholders of RigNet and an insignificant amount of other consideration. In connection with the RigNet acquisition, the Company recorded no and approximately $6.8 million of merger-related transaction costs during the three months ended June 30, 2022 and 2021, respectively, included in selling, general and administrative expenses.

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

Management determined the fair value of acquired customer relationships intangible asset by applying the multi-period excess earnings method, which involved the use of significant estimates and assumptions related to forecasted revenue growth rate, gross margin, contributory asset charges, customer attrition rate and discount rate. In connection with the acquisition, the Company assumed a contingent liability associated with a RigNet predecessor subsidiary of approximately $13.8 million, which represented the maximum amount payable under the terms of the agreement. As of June 30, 2022, no amount remains payable as the maximum amount payable was paid during the first and second quarters of fiscal year 2022.

The condensed consolidated financial statements include the operating results of RigNet from the date of acquisition. Since the acquisition date, the Company recorded approximately $34.0 million in revenue for the three months ended June 30, 2021, and $6.3 million of net losses for the three months ended June 30, 2021, with respect to the RigNet business primarily in the Company’s satellite services segment (with a portion included in its commercial networks segment) in the condensed consolidated statements of operations.

Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations for the Company and RigNet on a pro forma basis, as though the companies had been combined as of the beginning of fiscal year 2021, April 1, 2020. The pro forma information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the related fiscal period. The pro forma financial information for the three-month period ended June 30, 2021 include the business combination accounting effects primarily related to the amortization and depreciation changes from acquired intangible and tangible assets, acquisition-related transaction costs and related tax effects.

Three Months Ended
June 30, 2021
(In thousands)
Total revenues	$676,477
Net income (loss) attributable to Viasat, Inc.	$12,544

Note 12 — Subsequent Event

Subsequent to quarter end, Cisco Systems, Inc. (Cisco), which previously acquired Acacia Communications, Inc. (Acacia), paid the Company approximately $62.2 million. The payment fully satisfied the July 2019 judgment previously entered against Acacia related to Acacia’s breach of contract and misuse of the Company’s soft decision forward error correction technology.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements that refer to the proposed Inmarsat Transaction (as defined below) and any statements regarding the expected timing, benefits, synergies, growth opportunities and other financial and operating benefits thereof, the closing of the Inmarsat Transaction and timing or satisfaction of regulatory and other closing conditions, or the anticipated operations, financial position, liquidity, performance, prospects or growth and scale opportunities of the combined company; the impact of the novel coronavirus (COVID-19) pandemic on our business; our expectations regarding an end to the pandemic and a lessening of its effects on our business, including expectations for increased airline passenger traffic and in-flight connectivity (IFC) growth; projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future economic conditions and performance; the anticipated benefits of our acquisitions of RigNet, Inc. (RigNet) and Euro Broadband Infrastructure Sàrl (EBI); the development, customer acceptance and anticipated performance of technologies, products or services; satellite construction and launch activities; the performance and anticipated benefits of our ViaSat-3 class satellites and any future satellite we may construct or acquire; the expected completion, capacity, service, coverage, service speeds and other features of our satellites, and the timing, cost, economics and other benefits associated therewith; anticipated subscriber growth; plans, objectives and strategies for future operations; international growth opportunities; the number of additional aircraft under existing contracts with commercial airlines anticipated to be put into service with our IFC systems; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ materially include: risks and uncertainties related to the Inmarsat Transaction, including the failure to obtain, or delays in obtaining, required regulatory approvals or clearances; the risk that any such approval may result in the imposition of conditions that could adversely affect Viasat, the combined company or the expected benefits of the Inmarsat Transaction; the failure to satisfy any of the closing conditions to the Inmarsat Transaction on a timely basis or at all; any adverse impact on the business of Viasat or Inmarsat as a result of uncertainty surrounding the Inmarsat Transaction; the nature, cost and outcome of any legal proceedings related to the Inmarsat Transaction; the occurrence of any event, change or other circumstances that could give rise to the termination of the definitive agreement for the Inmarsat Transaction, including in circumstances requiring Viasat to pay a termination fee; the risk that Viasat’s stock price may decline significantly if the Inmarsat Transaction is not consummated; the failure to obtain the necessary debt financing arrangements set forth in the commitment letters received in connection with the Inmarsat Transaction; risks that the Inmarsat Transaction disrupts current plans and operations or diverts management’s attention from its ongoing business; the effect of the announcement of the Inmarsat Transaction on the ability of Viasat to retain and hire key personnel and maintain relationships with its customers, suppliers and others with whom it does business; the ability of Viasat to successfully integrate Inmarsat operations, technologies and employees; the ability to realize anticipated benefits and synergies of the Inmarsat Transaction, including the expectation of enhancements to Viasat’s products and services, greater revenue or growth opportunities, operating efficiencies and cost savings; the ability to ensure continued performance and market growth of the combined company’s business; our ability to realize the anticipated benefits of the ViaSat-3 class satellites and any future satellite we may construct or acquire; unexpected expenses related to our satellite projects; our ability to successfully implement our business plan for our broadband services on our anticipated timeline or at all; capacity constraints in our business in the lead-up to the launch of services on our ViaSat-3 satellites; risks associated with the construction, launch and operation of satellites, including the effect of any anomaly, operational failure or degradation in satellite performance; the impact of the COVID-19 pandemic on our business, suppliers, consumers, customers, and employees or the overall economy; our ability to realize the anticipated benefits of our acquisitions or strategic partnering arrangements, including the RigNet and EBI acquisitions; our ability to successfully develop, introduce and sell new technologies, products and services; audits by the U.S. Government; changes in the global business environment and economic conditions; delays in approving U.S. Government budgets and cuts in government defense expenditures; our reliance on U.S. Government contracts, and on a small number of contracts which account for a significant percentage of our revenues; reduced demand for products and services as a result of continued constraints on capital spending by customers; changes in relationships with, or the financial condition of, key customers or suppliers; our reliance on a limited number of third parties to manufacture and supply our products; increased competition; introduction of new technologies and other factors affecting the communications and defense industries generally; the effect of adverse regulatory changes (including changes affecting spectrum availability or permitted uses) on our ability to sell or deploy our products and services; changes in the way others use spectrum; our inability to access additional spectrum, use spectrum for additional purposes, and/or operate satellites at additional orbital locations; competing uses of the same spectrum or orbital locations that we utilize or seek to utilize; the effect of recent changes to U.S. tax laws; our level of indebtedness and ability to comply with applicable debt covenants; our involvement in litigation, including intellectual property claims and litigation to protect our proprietary technology; our dependence on a limited number of key employees; and other factors identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, under the heading “Risk Factors” in Part II, Item 1A of this report, elsewhere in this report and our other filings with the Securities and Exchange Commission (the SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Inmarsat Acquisition

On November 8, 2021, we entered into a Share Purchase Agreement (the Purchase Agreement) to combine with Connect Topco Limited, a private company limited by shares and incorporated in Guernsey (Inmarsat), with the shareholders of Inmarsat and certain management and employees who hold options and shares of a subsidiary of Inmarsat whose options and shares will be exchanged for shares of Inmarsat prior to closing (collectively, the Sellers). Pursuant to the Purchase Agreement, we will purchase all of the issued and outstanding shares of Inmarsat from the Sellers upon the terms and subject to the conditions set forth therein (the Inmarsat Transaction). The total consideration payable by us under the Purchase Agreement consists of $850.0 million in cash, subject to adjustments (such as the dividend paid by Inmarsat in April 2022, see below), and approximately 46.36 million unregistered shares of our common stock. On April 6, 2022, Inmarsat paid a dividend of $299.3 million to the Sellers, resulting in a $299.3 million reduction in the cash consideration payable by us at the closing of the Inmarsat Transaction. Our board of directors has unanimously approved the Purchase Agreement and the proposed Inmarsat Transaction. Our stockholders approved the issuance of shares in the transaction and an amendment to the Company's certificate of incorporation to increase the number of shares of common stock authorized for issuance at a special meeting held on June 21, 2022.

The closing of the Inmarsat Transaction is subject to customary closing conditions, including receipt of regulatory approvals and clearances. The Purchase Agreement contains certain termination rights for both us and certain of the Sellers and further provides that, upon termination of the Purchase Agreement under certain circumstances, we may be obligated to pay a termination fee of up to $200.0 million or to reimburse certain out-of-pocket expenses of certain Sellers up to $40.0 million.

We have obtained financing commitments for an additional $1.6 billion of new debt facilities in connection with the Inmarsat Transaction (which may be secured and/or unsecured). In light of the $299.3 million reduction in the cash purchase price payable in the Inmarsat Transaction, we currently expect to incur $1.3 billion of additional indebtedness under these commitments. However, the total amount of indebtedness incurred under these commitments may change, including in the event that available cash from other sources is higher than expected. We also plan to assume $2.1 billion in principal amount of Inmarsat senior secured bonds and the outstanding indebtedness under Inmarsat’s $2.4 billion senior secured credit facilities. In addition, we obtained commitments of $3.2 billion to backstop certain amendments required under our revolving credit facility (the Revolving Credit Facility) and our direct loan facility with the Export-Import

Bank of the United States (the Ex-Im Credit Facility) and Inmarsat’s $2.4 billion senior secured credit facilities, all of which amendments had been obtained as of the date of this report.

Other Acquisitions

On April 30, 2021, we completed our acquisition of the remaining 51% interest in EBI, a satellite broadband internet service provider in Europe, Middle East and Africa (EMEA), from Eutelsat. We paid approximately $167.0 million in cash, net of what is currently estimated to be an immaterial amount of estimated purchase price consideration (net of approximately $121.7 million of EBI's cash on hand, resulting in a cash outlay of approximately $51.0 million).

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

COVID-19

In March 2020, the global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government. The COVID-19 pandemic and attempts to contain it, such as mandatory closures, “shelter-in-place” orders and travel restrictions, have caused significant disruptions and adverse effects on U.S. and global economies, including impacts to supply chains, customer demand and financial markets. We have taken measures to protect the health and safety of our employees and to work with our customers, employees, suppliers, subcontractors, distributors, resellers and communities to address the disruptions from the pandemic. Although our financial results for the three months ended June 30, 2022 were impacted by the pandemic, the impact was not material to our financial position, results of operations or cash flows in the period. We continue to expect our diversified businesses to provide resiliency in fiscal year 2023.

The extent of the impact of the COVID-19 pandemic on our business in the remainder of fiscal year 2023 and beyond will depend on many factors, including the duration and scope of the public health emergency, the extent, duration and effectiveness of containment actions taken, the extent of disruption to important global, regional and local supply chains and economic markets, and the impact of the pandemic on overall supply and demand, global air travel, consumer confidence, discretionary spending levels and levels of economic activity.

Satellite Services

Our satellite services segment uses our proprietary technology platform to provide satellite-based high-speed broadband services around the globe for use in commercial applications. Our proprietary Ka-band satellites are at the core of our technology platform. The primary services offered by our satellite services segment are comprised of:

•
Fixed broadband services, which provide consumers and businesses with high-speed, high-quality broadband internet access and Voice over Internet Protocol services, primarily in the United States as well as in various countries in Europe and Latin America.
•
In-flight services, which provide industry-leading IFC, wireless in-flight entertainment and aviation software services. As of June 30, 2022, we had our IFC systems installed and in service on approximately 1,930 commercial aircraft, of which, due to impacts of the COVID-19 pandemic approximately 30 were inactive at quarter end. We anticipate that approximately 1,210 additional commercial aircraft under existing customer agreements with commercial airlines will be put into service with our IFC systems. However, the timing of installation and entry into service for additional aircraft under existing customer agreements may be delayed due to COVID-19 impacts. Additionally, due to the nature of commercial airline contracts, there can be no assurance that anticipated IFC services will be activated on all such additional commercial aircraft.
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

Commercial Networks

Our commercial networks segment develops and sells a wide array of advanced satellite and wireless products, antenna systems and terminal solutions that support or enable the provision of high-speed fixed and mobile broadband services. We design, develop and produce space system solutions for multiple orbital regimes, including geostationary, medium earth orbit, and low earth orbit. The primary products, systems, solutions and services offered by our commercial networks segment are comprised of:

•
Mobile broadband satellite communication systems, designed for use in aircraft, and seagoing vessels.
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
•
Tactical data links, including our Battlefield Awareness and Targeting System — Dismounted handheld Link 16 radios, our Small Tactical Terminal 2-channel radios for manned and unmanned applications, “disposable” defense data links, and our Multifunctional Information Distribution System (MIDS) and MIDS Joint Tactical Radio Systems terminals for military fighter jets.

Factors and Trends Affecting our Results of Operations

For a summary of factors and trends affecting our results of operations, see Part II, Item 7, "Factors and Trends Affecting our Results of Operations" in our Annual Report on Form 10-K for the year ended March 31, 2022.

Sources of Revenues

Our satellite services segment revenues are primarily derived from our fixed broadband services, in-flight services and energy services (acquired through the RigNet acquisition).

Revenues in our commercial networks and government systems segments are primarily derived from three types of contracts: fixed-price, cost-reimbursement and time-and-materials contracts. Fixed-price contracts (which require us to provide products and services under a contract at a specified price) comprised approximately 86% and 89% of our total revenues for these segments for the three months ended June 30, 2022 and 2021, respectively. The remainder of our revenues in these segments for such periods was derived primarily from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

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

Historically, a significant portion of our revenues in our commercial networks and government systems segments has been derived from customer contracts that include the development of products. The development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded development from our customer contracts were approximately 23% and 23% of our total revenues for the three months ended June 30, 2022 and 2021, respectively.

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

Performance obligations related to developing and delivering complex equipment built to customer specifications under long-term contracts are recognized over time as these performance obligations do not create assets with an alternative use to us and we have an enforceable right to payment for performance to date. To measure the transfer of control, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for our contracts because that best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Estimating the total costs at completion of a performance obligation requires management to make estimates related to items such as subcontractor performance, material costs and availability, labor costs and productivity and the costs of overhead. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recognized in the period the loss is determined. A one percent variance in our future cost estimates on open fixed-price contracts as of June 30, 2022 would change our income (loss) before income taxes by an insignificant amount.

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

Leases

In accordance with the authoritative guidance for leases (ASC 842), we assess at contract inception whether the contract is, or contains, a lease. Generally, we determine that a lease exists when (1) the contract involves the use of a distinct identified asset, (2) we obtain the right to substantially all economic benefits from use of the asset, and (3) we have the right to direct the use of the asset. A lease is classified as a finance lease when one or more of the following criteria are met: (1) the lease transfers ownership of the asset by the end of the lease term, (2) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (3) the lease term is for a major part of the remaining useful life of the asset, (4) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset or (5) the asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. A lease is classified as an operating lease if it does not meet any of these criteria.

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

Business combinations

The purchase price for business combinations is allocated to the estimated fair values of acquired tangible and intangible assets, and assumed liabilities, where applicable. Additionally, we recognize technology, contracts and customer relationships, satellite co-location rights, trade names and other as identifiable intangible assets, which are recorded at fair value as of the transaction date. Goodwill is recorded when consideration transferred exceeds the fair value of identifiable assets and liabilities. Measurement-period adjustments to assets acquired and liabilities assumed with a corresponding offset to goodwill are recorded in the period they occur, which may include up to one year from the acquisition date. Contingent consideration is recorded at fair value at the acquisition date.

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by us for the three months ended June 30, 2022 and 2021.

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

Income taxes and valuation allowance on deferred tax assets

Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis to determine if the weight of available evidence suggests that an additional valuation allowance is needed. In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the event that our estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established, which would cause a decrease to income in the period such determination is made. Our valuation allowance against deferred tax assets decreased from $78.1 million at March 31, 2022 to $77.1 million at June 30, 2022. The valuation allowance relates to state and foreign net operating loss carryforwards, state R&D tax credit carryforwards and foreign tax credit carryforwards.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data for the periods indicated:

	Three Months Ended
	June 30, 2022	June 30, 2021
Revenues:	100%	100%
Product revenues	40	44
Service revenues	60	56
Operating expenses:
Cost of product revenues	31	33
Cost of service revenues	40	35
Selling, general and administrative	26	23
Independent research and development	5	5
Amortization of acquired intangible assets	1	1
Income (loss) from operations	(4)	2
Interest expense, net	(1)	(1)
Income (loss) before income taxes	(5)	2
(Provision for) benefit from income taxes	2	1
Net income (loss)	(3)	3
Net income (loss) attributable to Viasat, Inc.	(3)	3

Three Months Ended June 30, 2022 vs. Three Months Ended June 30, 2021

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2022	June 30, 2021	Increase (Decrease)	Increase (Decrease)
Product revenues	$268.8	$293.3	$(24.5)	(8)%
Service revenues	409.4	371.6	37.8	10%
Total revenues	$678.2	$664.9	$13.4	2%

Our total revenues increased by $13.4 million as a result of a $37.8 million increase in service revenues, partially offset by a $24.5 million decrease in product revenues. The service revenue increase was primarily driven by an increase of $38.0 million in our satellite services segment. The product revenue decrease was driven by a $16.5 million decrease in our government systems segment and an $8.0 million decrease in our commercial networks segment.

Cost of revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2022	June 30, 2021	Increase (Decrease)	Increase (Decrease)
Cost of product revenues	$210.7	$219.3	$(8.7)	(4)%
Cost of service revenues	271.7	234.6	37.1	16%
Total cost of revenues	$482.4	$454.0	$28.4	6%

Cost of revenues increased $28.4 million due to an increase of $37.1 million in cost of service revenues, partially offset by an $8.7 million decrease in cost of product revenues. The cost of service revenue increase was primarily due to increased service revenues, mainly from our satellite services segment, causing a $23.9 million increase in cost of service revenues on a constant margin basis. The increase in cost of service revenues was also driven by lower margins, primarily driven by our satellite services and commercial networks segments. The decrease in cost of product revenues was mostly driven by decreased product revenues, causing an $18.3 million decrease in cost of product revenues on a constant margin basis, from our government systems and commercial networks segments. The decrease in cost of product revenues was partially offset by lower margins, also from our government systems and commercial networks segments.

Selling, general and administrative expenses

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2022	June 30, 2021	Increase (Decrease)	Increase (Decrease)
Selling, general and administrative	$179.6	$154.2	$25.4	16%

The $25.4 million increase in selling, general and administrative (SG&A) expenses reflected an increase in support costs of $18.4 million, driven primarily by acquisition-related expenses of approximately $13.1 million mainly related to the Inmarsat Transaction. The increase in SG&A expenses was also driven by $5.2 million of higher selling costs, reflected primarily in our satellite services segment. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2022	June 30, 2021	Increase (Decrease)	Increase (Decrease)
Independent research and development	$35.8	$34.5	$1.3	4%

The $1.3 million increase in independent research and development (IR&D) expenses was primarily due to an increase in IR&D efforts in our government systems segment (primarily related to the development of next-generation dual band mobility solutions).

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to 20 years. The $1.6 million increase in amortization of acquired intangible assets in the first quarter of fiscal year 2023 compared to the prior year period was primarily related to the amortization of new intangibles acquired as a result of the acquisition of RigNet in April 2021. The current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the three months ended June 30, 2022	$7,523

Expected for the remainder of fiscal year 2023	$22,557
Expected for fiscal year 2024	28,733
Expected for fiscal year 2025	26,701
Expected for fiscal year 2026	26,549
Expected for fiscal year 2027	26,549
Thereafter	91,098
$222,187

Interest income

Interest income for the three months ended June 30, 2022 was relatively flat compared to the prior year period.

Interest expense

The slight decrease in interest expense for the three months ended June 30, 2022 compared to the prior year period was primarily the result of an increase in the amount of interest capitalized during the first quarter of fiscal year 2023 compared to the prior year period, partially offset by an increase in interest expense related to our $700.0 million senior secured term loan facility (the Term Loan Facility) which was entered into during the fourth quarter of fiscal year 2022.

Income taxes

For the three months ended June 30, 2022, we recorded an income tax benefit of $10.8 million, resulting in an effective tax rate of 34%. For the three months ended June 30, 2021, we recorded an income tax benefit of $4.1 million, resulting in an effective tax rate of negative 29%. The effective tax rates for such periods differed from the U.S. statutory rate primarily due to the benefit of federal and state R&D tax credits.

Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate cannot be made, we compute our provision for income taxes using the actual effective tax rate (discrete method) for the year-to-date period. Our effective tax rate is highly influenced by the amount of our R&D tax credits. A small change in estimated annual pretax income (loss) can produce a significant variance in the annual effective tax rate given our expected amount of R&D tax credits. This variability provides an unreliable estimate of the annual effective tax rate. As a result, and in accordance with the authoritative guidance for accounting for income taxes in interim periods, we have computed our (provision for) benefit from income taxes for the three months ended June 30, 2022 and 2021 by applying the actual effective tax rate to the pretax income (loss) for the three-month periods.

Segment Results for the Three Months Ended June 30, 2022 vs. Three Months Ended June 30, 2021

Satellite services segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2022	June 30, 2021	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$—	$—	$—	—%
Segment service revenues	312.1	274.1	38.0	14%
Total segment revenues	$312.1	$274.1	$38.0	14%

Our satellite services segment revenues increased by $38.0 million for the three months ended June 30, 2022 compared to the prior year period due to an increase in service revenues. The increase in service revenues was primarily attributable to an increase in our commercial in-flight services business. The increase in in-flight service revenue of $37.6 million was driven primarily by an increase in the number of commercial aircraft receiving our in-flight services through our IFC systems, as the number of aircraft in service increased, passenger air traffic continued to increase and aircraft that were previously inactive as a result of the COVID-19 pandemic continued to return to service.

Segment operating profit (loss)

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2022	June 30, 2021	Increase (Decrease)	Increase (Decrease)
Segment operating profit (loss)	$3.5	$12.5	$(9.0)	(72)%
Percentage of segment revenues	1%	5%

The $9.0 million decrease in satellite services segment operating profit was driven primarily by higher SG&A costs of $12.5 million (mainly attributable to acquisition-related expenses related to the Inmarsat Transaction) as well as growing expenses associated with activating more of the ViaSat-3 ground network and international activities. The decrease in our satellite services segment operating profit was partially offset by higher earnings contributions of $3.8 million, primarily due to an increase in revenues and improved margins from our in-flight services as the business continued to scale.

Commercial networks segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2022	June 30, 2021	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$93.6	$101.5	$(8.0)	(8)%
Segment service revenues	19.2	17.1	2.1	13%
Total segment revenues	$112.8	$118.6	$(5.8)	(5)%

Our commercial networks segment revenues decreased by $5.8 million, due to an $8.0 million decrease in product revenues, partially offset by a $2.1 million increase in service revenues. The decrease in product revenues was primarily due to decreases of $10.1 million in mobile broadband satellite communication systems products, related to IFC terminal deliveries. There were also decreases of $3.2 million in satellite networking development programs and $2.5 million in fixed satellite networks products, partially offset by a $4.3 million increase in antenna systems and $4.1 million increase in RigNet products. The increase in service revenues was primarily driven by increases in mobile broadband satellite communication and fixed satellite network services.

Segment operating profit (loss)

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2022	June 30, 2021	(Increase) Decrease	(Increase) Decrease
Segment operating profit (loss)	$(42.4)	$(37.7)	$(4.7)	(12)%
Percentage of segment revenues	(38)%	(32)%

The $4.7 million increase in our commercial networks segment operating loss was driven by lower earnings contributions of $3.4 million, primarily due to lower revenues and margins and a $1.6 million increase in SG&A costs.

Government systems segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2022	June 30, 2021	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$175.2	$191.7	$(16.5)	(9)%
Segment service revenues	78.1	80.4	(2.3)	(3)%
Total segment revenues	$253.3	$272.1	$(18.8)	(7)%

Our government systems segment revenues decreased by $18.8 million due to a $16.5 million decrease in product revenues and $2.3 million decrease in service revenues. The product revenue decrease was primarily due to a $9.0 million decrease in government satellite communication systems, an $8.2 million decrease in government mobile broadband products, and a $3.9 million decrease in cybersecurity and information assurance products, partially offset by a $5.6 million increase in tactical data link products. Our government systems segment continued to show some impacts from the COVID-19 pandemic, due to complications in product manufacturing and shipments, but new government systems segment awards remained strong through the end of the first quarter of fiscal year 2023. The service revenue decrease was primarily due to a $5.5 million decrease in government mobile broadband services, partially offset by a $2.6 million increase in satellite communication systems services.

Segment operating profit (loss)

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2022	June 30, 2021	Increase (Decrease)	Increase (Decrease)
Segment operating profit (loss)	$19.4	$47.4	$(28.1)	(59)%
Percentage of segment revenues	8%	17%

The $28.1 million decrease in our government systems segment operating profit was primarily driven by lower earnings contributions of $15.4 million, primarily due to lower revenues, lower margin product sales mix and an $11.4 million increase in SG&A costs (primarily related to acquisition-related expenses related to the Inmarsat Transaction).

Backlog

As reflected in the table below, our overall firm and funded backlog increased during the first three months of fiscal year 2023.

	As of June 30, 2022	As of March 31, 2022
	(In millions)
Firm backlog
Satellite services segment	$510.0	$554.5
Commercial networks segment	660.0	632.2
Government systems segment	895.2	846.0
Total	$2,065.2	$2,032.7
Funded backlog
Satellite services segment	$510.0	$554.5
Commercial networks segment	625.7	583.1
Government systems segment	822.6	803.4
Total	$1,958.3	$1,941.0

The firm backlog does not include contract options. Of the $2.1 billion in firm backlog, a little over half is expected to be delivered during the next 12 months, with the balance delivered thereafter. We include in our backlog only those orders for which we have accepted purchase orders, and not anticipated purchase orders and requests. In our satellite services segment, our backlog includes fixed broadband service revenues under our subscriber agreements, but does not include future recurring IFC service revenues under our agreements with commercial airlines. As of June 30, 2022, our IFC systems were installed and in service on approximately 1,930 commercial aircraft, of which, due to impacts of the COVID-19 pandemic, approximately 30 were inactive at quarter end. While domestic airline traffic continued to increase during fiscal year 2023 (with increased planes in service and higher passenger volumes), global airline traffic has not yet recovered to pre-pandemic levels. We expect to continue to see some negative impacts on revenues and operating cash flows from our IFC businesses in fiscal year 2023 and potentially beyond, but for the effects to continue to lessen over time with increases in passenger air traffic and the return to service of additional currently inactive aircraft. We anticipate that approximately 1,210 additional commercial aircraft under existing customer agreements with commercial airlines will be put into service with our IFC systems. However, the timing of installation and entry into service of IFC systems on additional aircraft under existing customer agreements may be delayed as a result of the impact of the COVID-19 pandemic on the global airline industry. Accordingly, there can be no assurance that all anticipated purchase orders and requests will be placed or that anticipated IFC services will be activated.

Our total new awards exclude future revenue under recurring consumer commitment arrangements and were approximately $782.6 million and $595.0 million for the three months ended June 30, 2022 and 2021, respectively.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing, export credit agency financing and equity financing. At June 30, 2022, we had $221.5 million in cash and cash equivalents, $402.2 million in working capital, and $150.0 million in principal amount of outstanding borrowings and borrowing availability of $486.7 million under our Revolving Credit Facility. At March 31, 2022, we had $310.5 million in cash and cash equivalents, $389.1 million in working capital, and no outstanding borrowings and borrowing availability of

$637.0 million under our Revolving Credit Facility. We invest our cash in excess of current operating requirements in short-term, highly liquid bank money market accounts.

We currently expect to incur $1.3 billion of additional indebtedness under the financing commitments we obtained in connection with the Inmarsat Transaction (see the discussion above under "Inmarsat Acquisition"). However, the total amount of indebtedness incurred under these commitments may change, including in the event that available cash from other sources is higher than expected. We also plan to assume $2.1 billion in principal amount of Inmarsat senior secured bonds and the outstanding indebtedness under Inmarsat’s $2.4 billion senior secured credit facilities. We had also obtained commitments of $3.2 billion to backstop certain amendments required under the Revolving Credit Facility and Ex-Im Credit Facility and Inmarsat’s $2.4 billion senior secured credit facilities, all of which amendments had been obtained as of the date of this report.

The general cash needs of our satellite services, commercial networks and government systems segments can vary significantly and our future capital requirements will depend upon many factors, including the timing and amount of cash required to consummate the Inmarsat Transaction (including the cash portion of the purchase price, transaction-related costs and integration-related costs, see the discussion above under "Inmarsat Acquisition"), as well as cash required for our satellite projects and any future broadband satellite projects we may engage in, expansion of our IR&D and marketing efforts, and the nature and timing of orders. In particular:

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

Cash flows

Cash provided by operating activities for the first three months of fiscal year 2023 was $39.6 million compared to $65.1 million in the prior year period. This $25.5 million decrease was primarily driven by our operating results (net income (loss) adjusted for depreciation, amortization and other non-cash charges) which resulted in $30.4 million of lower cash provided by operating activities year-over-year, partially offset by a $4.9 million year-over-year decrease in cash used to fund net operating assets. The decrease in cash used to fund net operating assets during the first three months of fiscal year 2023 when compared to the prior year period was primarily due to a lower increase in combined billed and unbilled accounts receivable, net, due to the timing of IFC terminal deliveries (which were more front loaded in fiscal year 2022) in our commercial networks segment, partially offset by a higher increase in cash used for IFC terminal inventory in our commercial networks segment in expectation of related revenue ramp up over the next several quarters in fiscal year 2023 for both existing and new commercial airline customers.

Cash used in investing activities for the first three months of fiscal year 2023 was $270.9 million compared to $399.6 million in the prior year period. This $128.7 million decrease in cash used in investing activities year-over-year reflects cash used for the RigNet and EBI acquisitions in the first quarter of fiscal year 2022.

Cash provided by financing activities for the first three months of fiscal year 2023 was $144.2 million compared to $315.2 million for the prior year period. This $171.0 million decrease in cash provided by financing activities year-over-year was mainly due to a decrease in proceeds from debt borrowings of $170.0 million year-over-year.

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

As we continue to build and expand our global network and satellite fleet, from time to time we enter into satellite construction agreements for the construction and purchase of additional satellites and (depending on the satellite design) the integration of our payload and technologies into the satellites. See Note 12 — Commitments to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2022 for information regarding our future minimum payments under our satellite construction contracts and other satellite-related purchase commitments (including satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites) for the next five fiscal years and thereafter. The total project cost to bring a new satellite into service will depend, among other things, on the scope and timing of the earth station infrastructure roll-out and the method used to procure fiber or other access to the earth station infrastructure. Our total cash funding of a satellite project may be reduced through third-party agreements, such as potential joint service offerings and other strategic partnering arrangements.

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

Long-term debt

As of June 30, 2022, the aggregate principal amount of our total outstanding indebtedness was $2.7 billion, which was comprised of $700.0 million in principal amount of 2025 Notes, $600.0 million in principal amount of 2027 Notes, $400.0 million in principal amount of 2028 Notes (together with the 2025 Notes and 2027 Notes, the Notes), $700.0 million in principal amount of outstanding borrowings under our $700.0 million Term Loan Facility, $150.0 million in principal amount of outstanding borrowings under our $700.0 million Revolving Credit Facility, $68.8 million in principal amount of outstanding borrowings under our Ex-Im Credit Facility and $45.7 million of finance lease obligations. For information regarding our Term Loan Facility, Revolving Credit Facility and Ex-Im Facility (collectively, the Credit Facilities) and Notes, refer to Note 6 – Senior Notes and Other Long-Term Debt to our condensed consolidated financial statements.

Capital Expenditures and IR&D Investments

For a discussion of our capital expenditures and IR&D investments, see Part II, Item 7, “Liquidity and Capital Resources – Capital Expenditures and IR&D Investments” in our Annual Report on Form 10-K for the year ended March 31, 2022.

Contractual Obligations

The following table sets forth a summary of certain material cash requirements for known contractual obligations and commitments at June 30, 2022:

(In thousands, including interest where applicable)	Next 12 months	Thereafter
Operating leases	$79,372	$420,584
Senior Notes and Other Long-Term Debt (1)	185,956	3,248,089
Purchase commitments including satellite-related agreements	1,501,316	1,075,532
Total	$1,766,644	$4,744,205

(1)
To the extent that the interest rate on any long-term debt is variable, amounts reflected represent estimated interest payments on the applicable current outstanding balance based on the interest rate at June 30, 2022 until the applicable maturity date.

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

Our condensed consolidated balance sheets included $149.2 million and $157.5 million of “other liabilities” as of June 30, 2022 and March 31, 2022, respectively, which primarily consisted of the long-term portion of deferred revenues, the long-term portion of our satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites, deferred income taxes and our long-term warranty obligations. With the exception of the long-term portion of our satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites (which is included under “Purchase commitments including satellite-related agreements”), these remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 12 — Commitments to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2022 for additional information regarding satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites. See Note 7 — Product Warranty to our condensed consolidated financial statements for a discussion of our product warranties. Also excluded from the above table are amounts payable to the Sellers under the Purchase Agreement in the Inmarsat Transaction.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at June 30, 2022 as defined in Regulation S-K Item 303(b) other than as discussed under “Contractual Obligations” above or disclosed in the notes to our condensed consolidated financial statements included in this report or in our Annual Report on Form 10-K for the year ended March 31, 2022.

Recent Authoritative Guidance

For information regarding recently adopted and issued accounting pronouncements, see Note 1 — Basis of Presentation to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and short-term and long-term obligations (including the Credit Facilities and the Notes). We consider investments in highly liquid instruments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. As of June 30, 2022, we had $700.0 million in principal amount of outstanding borrowings under our Term Loan Facility, $150.0 million in principal amount of outstanding borrowings under our Revolving Credit Facility, $68.8 million in principal amount of outstanding borrowings under our Ex-Im Credit Facility, $700.0 million in aggregate principal amount outstanding of the 2025 Notes, $600.0 million in aggregate principal amount outstanding of the 2027 Notes and $400.0 million in aggregate principal amount outstanding of the 2028 Notes, and we held no short-term investments. The Notes and borrowings under our Ex-Im Credit Facility bear interest at a fixed rate and therefore our exposure to market risk for changes in interest rates relates primarily to borrowings under our Term Loan Facility and Revolving Credit Facility, cash equivalents, short-term investments and short-term obligations.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain a significant amount of our cash balance in money market accounts. In general, money market accounts are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our cash and cash equivalents earn interest at variable rates. Our interest income has been and may continue to be negatively impacted by low market interest rates. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. If the underlying weighted average interest rate on our cash and cash equivalents, assuming balances remain constant over a year, changed by 50 basis points, interest income would have increased or decreased by an insignificant amount for both the three months ended June 30, 2022 and 2021. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material.

Our primary interest rate under the Term Loan Facility is the SOFR rate plus 4.50%. As of June 30, 2022, the effective interest rate on our outstanding borrowings under the Term Loan Facility was 6.67%. Our primary interest rate under the Revolving Credit Facility is the Eurodollar rate plus an applicable margin that is based on our total leverage ratio. As of June 30, 2022, the weighted average effective interest rate on our outstanding borrowings under the Revolving Credit Facility was 2.92%. Accordingly, assuming both the outstanding balances under the Term Loan Facility and the Revolving Credit Facility remained constant over a year, a 50 basis point increase in the interest rates would increase interest incurred, prior to effects of capitalized interest, by approximately $4.3 million over a 12-month period.

Foreign Exchange Risk

We generally conduct our business in U.S. dollars. However, as our international business is conducted in a variety of foreign currencies, we are exposed to fluctuations in foreign currency exchange rates. A five percent variance in foreign currencies in which our international business is conducted would change our income (loss) before income taxes by an insignificant amount for both the three months ended June 30, 2022 and 2021. Our objective in managing our exposure to foreign currency risk is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, from time to time, we may enter into foreign currency forward contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

As of June 30, 2022 and March 31, 2022, we had no foreign currency forward contracts outstanding.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2022, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2022.

During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in a variety of claims, suits, investigations and proceedings arising in the ordinary course of business, including government investigations and claims, and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters. Such matters could result in fines; penalties, compensatory, treble or other damages; or non-monetary relief. A violation of government contract laws and regulations could also result in the termination of our government contracts or debarment from bidding on future government contracts. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of our current pending matters will not have a material adverse effect on our business, financial condition, results of operations or liquidity. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our business, financial condition, results of operations or liquidity in a particular period. For further information on the risks we face from existing and future claims, suits, investigations and proceedings, see “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, which factors could materially affect our business, financial condition, liquidity or future results. The risks described in our reports on Forms 10-K and 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

Item 5. Other Information

On August 3, 2022, Viasat, Inc. and Viasat Technologies Limited entered into the Sixth Amendment to Credit Agreement (the Ex-Im Amendment) with JP Morgan Chase Bank, National Association, and the Export-Import Bank of the United States, which amended our Ex-Im Credit Facility. See Note 6 — Senior Notes and Other Long-Term Debt — Ex-Im Credit Facility to our condensed consolidated financial statements for a description of the terms of the Ex-Im Credit Facility. The Ex-Im Amendment, among other matters, includes amendments providing for additional covenant flexibility. Certain of the amendments will become effective at and are conditional upon the closing of the Inmarsat Transaction.

JPMorgan Chase Bank, National Association and its affiliates have performed, and may in the future perform, for us and our affiliates various commercial banking, investment banking, financial advisory or other services (including in connection with the Term Loan Facility and Revolving Credit Facility), for which they have received and/or may in the future receive customary compensation and expense reimbursement.

The description of the Ex-Im Amendment contained herein does not purport to be complete and is qualified in its entirety by reference to the complete text of the Ex-Im Amendment, which is attached as Exhibit 10.2 to this report and is incorporated herein by reference.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

10.1*	Form of First Amendment to Change in Control Severance Agreement between ViaSat, Inc. and each of its executive officers	10-K	000-21767	10.12.1	05/31/2022

10.2

Sixth Amendment to Credit Agreement, dated as of August 3, 2022, among Viasat Technologies Limited, Viasat, Inc., JP Morgan Chase Bank, National Association, and the Export-Import Bank of the United States

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

VIASAT, INC.

August 9, 2022	/s/ Mark Dankberg
Mark Dankberg
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ SHAWN DUFFY
Shawn Duffy
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)