Form 10-Q
period 2022-09-30
VIASAT INC
filed 2022-11-09
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022.

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of October 21, 2022 was 75,586,954.

VIASAT, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of September 30, 2022	As of March 31, 2022
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$149,172	$310,459
Accounts receivable, net	320,249	312,172
Inventories	244,284	197,864
Prepaid expenses and other current assets	148,122	141,386
Current assets of discontinued operations	285,249	197,591
Total current assets	1,147,076	1,159,472

Property, equipment and satellites, net	4,002,742	3,704,991
Operating lease right-of-use assets	317,921	343,339
Other acquired intangible assets, net	211,273	236,043
Goodwill	162,003	168,710
Other assets	669,265	699,280
Non-current assets of discontinued operations	—	77,511
Total assets	$6,510,280	$6,389,346
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$244,917	$200,673
Accrued and other liabilities	452,644	482,564
Current portion of long-term debt	38,577	34,911
Current liabilities of discontinued operations	67,484	52,273
Total current liabilities	803,622	770,421

Senior notes	1,687,705	1,686,225
Other long-term debt	959,274	764,991
Non-current operating lease liabilities	289,746	316,178
Other liabilities	141,742	153,156
Non-current liabilities of discontinued operations	—	15,781
Total liabilities	3,882,089	3,706,752
Commitments and contingencies (Note 10)
Equity:
Viasat, Inc. stockholders’ equity
Common stock	8	7
Paid-in capital	2,496,783	2,421,950
Retained earnings	163,726	233,530
Accumulated other comprehensive income (loss)	(63,957)	(21,621)
Total Viasat, Inc. stockholders’ equity	2,596,560	2,633,866
Noncontrolling interest in subsidiary	31,631	48,728
Total equity	2,628,191	2,682,594
Total liabilities and equity	$6,510,280	$6,389,346

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(In thousands, except per share data)
Revenues:
Product revenues	$254,861	$221,055	$424,106	$426,697
Service revenues	401,822	388,102	804,011	753,240
Total revenues	656,683	609,157	1,228,117	1,179,937
Operating expenses:
Cost of product revenues	171,105	183,905	318,581	347,916
Cost of service revenues	267,448	249,935	536,000	480,766
Selling, general and administrative	177,191	152,724	348,816	303,393
Independent research and development	32,416	39,612	67,181	73,217
Amortization of acquired intangible assets	7,379	7,399	14,902	13,328
Income (loss) from operations	1,144	(24,418)	(57,363)	(38,683)
Other income (expense):
Interest income	6,809	71	6,932	134
Interest expense	(4,638)	(6,093)	(10,511)	(12,385)
Other income, net	87	—	1,098	4,118
Income (loss) from continuing operations before income taxes	3,402	(30,440)	(59,844)	(46,816)
(Provision for) benefit from income taxes from continuing operations	(76,079)	9,110	(52,503)	19,490
Equity in income (loss) of unconsolidated affiliate, net	(40)	—	(40)	(256)
Net income (loss) from continuing operations	(72,717)	(21,330)	(112,387)	(27,582)
Net income (loss) from discontinued operations, net of tax	25,161	26,480	43,792	50,744
Net income (loss)	(47,556)	5,150	(68,595)	23,162
Less: net income (loss) attributable to noncontrolling interest, net of tax	684	1,859	1,209	2,903
Net income (loss) attributable to Viasat, Inc.	$(48,240)	$3,291	$(69,804)	$20,259
Income (loss) per share attributable to Viasat, Inc. common stockholders - basic:
Continuing operations	$(0.97)	$(0.32)	$(1.51)	$(0.42)
Discontinued operations	0.33	0.36	0.58	0.70
Income (loss)	$(0.64)	$0.04	$(0.93)	$0.28
Income (loss) per share attributable to Viasat, Inc. common stockholders - diluted
Continuing operations	$(0.97)	$(0.32)	$(1.51)	$(0.42)
Discontinued operations	0.33	0.36	0.58	0.70
Income (loss)	$(0.64)	$0.04	$(0.93)	$0.28
Shares used in computing basic net income (loss) per share	75,758	73,544	75,313	72,549
Shares used in computing diluted net income (loss) per share	75,758	73,544	75,313	72,549
Comprehensive income (loss):
Net income (loss)	$(47,556)	$5,150	$(68,595)	$23,162
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	(21,995)	(10,934)	(42,336)	(26,676)
Other comprehensive income (loss), net of tax	(21,995)	(10,934)	(42,336)	(26,676)
Comprehensive income (loss)	(69,551)	(5,784)	(110,931)	(3,514)
Less: comprehensive income (loss) attributable to noncontrolling interest, net of tax	684	1,859	1,209	2,903
Comprehensive income (loss) attributable to Viasat, Inc.	$(70,235)	$(7,643)	$(112,140)	$(6,417)

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	September 30, 2022	September 30, 2021
Cash Flows from Continuing and Discontinued Operations	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(68,595)	$23,162
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	204,599	198,970
Amortization of intangible assets	43,888	42,890
Stock-based compensation expense	43,806	43,241
Loss on disposition of fixed assets	25,406	19,324
Deferred income taxes and other non-cash adjustments	65,250	(7,534)
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(42,625)	(59,047)
Inventories	(40,190)	(8,927)
Other assets	8,382	25,660
Accounts payable	13,222	21,129
Accrued liabilities	3,299	(48,981)
Other liabilities	(28,310)	(22,088)
Net cash provided by (used in) operating activities	228,132	227,799
Cash flows from investing activities:
Purchase of property, equipment and satellites	(508,068)	(448,345)
Cash paid for patents, licenses and other assets	(46,745)	(26,633)
Payments related to acquisition of businesses, net of cash acquired	—	(138,668)
Net cash provided by (used in) investing activities	(554,813)	(613,646)
Cash flows from financing activities:
Proceeds from debt borrowings	275,000	320,000
Payments on debt borrowings	(82,348)	(15,227)
Payments of debt issuance costs	(1,511)	—
Repurchase of shares by majority-owned subsidiary	(30,000)	—
Proceeds from issuance of common stock under equity plans	9,626	8,776
Purchase of common stock in treasury (immediately retired) related to tax withholdings for stock-based compensation	(832)	(1,742)
Other financing activities	(1,540)	(1,479)
Net cash provided by (used in) financing activities	168,395	310,328
Effect of exchange rate changes on cash	(3,001)	(2,776)
Net increase (decrease) in cash and cash equivalents	(161,287)	(78,295)
Cash and cash equivalents at beginning of period	310,459	295,949
Cash and cash equivalents at end of period	$149,172	$217,654
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$3,499	$18,099
Issuance of common stock in satisfaction of certain accrued compensation liabilities	$27,618	$24,488
Capital expenditures not paid for during the period	$45,688	$27,903
Issuance of common stock in connection with acquisition	$—	$207,169

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Viasat, Inc. Stockholders
	Common Stock
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total
	(In thousands, except share data)
For the Three Months Ended September 30, 2022
Balance at June 30, 2022	75,551,823	$8	$2,482,847	$211,966	$(41,962)	$49,253	$2,702,112
Stock-based compensation	—	—	26,046	—	—	—	26,046
RSU awards vesting, net of shares withheld for taxes which have been retired	33,398	—	(327)	—	—	—	(327)
Other noncontrolling interest activity	—	—	(11,783)	—	—	(18,306)	(30,089)
Net income (loss)	—	—	—	(48,240)	—	684	(47,556)
Other comprehensive income (loss), net of tax	—	—	—	—	(21,995)	—	(21,995)
Balance at September 30, 2022	75,585,221	$8	$2,496,783	$163,726	$(63,957)	$31,631	$2,628,191

For the Three Months Ended September 30, 2021
Balance at June 30, 2021	73,320,854	$7	$2,360,023	$266,032	$(5,939)	$36,887	$2,657,010
Exercise of stock options	1,894	—	59	—	—	—	59
Stock-based compensation	—	—	23,558	—	—	—	23,558
RSU awards vesting, net of shares withheld for taxes which have been retired	75,330	—	(1,284)	—	—	—	(1,284)
Other	—	—	—	—	—	(89)	(89)
Net income (loss)	—	—	—	3,291	—	1,859	5,150
Other comprehensive income (loss), net of tax	—	—	—	—	(10,934)	—	(10,934)
Balance at September 30, 2021	73,398,078	$7	$2,382,356	$269,323	$(16,873)	$38,657	$2,673,470

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Viasat, Inc. Stockholders
	Common Stock
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total
	(In thousands, except share data)
For the Six Months Ended September 30, 2022
Balance at March 31, 2022	74,428,816	$7	$2,421,950	$233,530	$(21,621)	$48,728	$2,682,594
Issuance of stock under Employee Stock Purchase Plan	369,712	—	9,626	—	—	—	9,626
Stock-based compensation	—	—	50,204	—	—	—	50,204
Shares issued in settlement of certain accrued employee compensation liabilities	719,989	1	27,618	—	—	—	27,619
RSU awards vesting, net of shares withheld for taxes which have been retired	66,704	—	(832)	—	—	—	(832)
Other noncontrolling interest activity	—	—	(11,783)	—	—	(18,306)	(30,089)
Net income (loss)	—	—	—	(69,804)	—	1,209	(68,595)
Other comprehensive income (loss), net of tax	—	—	—	—	(42,336)	—	(42,336)
Balance at September 30, 2022	75,585,221	$8	$2,496,783	$163,726	$(63,957)	$31,631	$2,628,191

For the Six Months Ended September 30, 2021
Balance at March 31, 2021	68,529,133	$7	$2,092,595	$249,064	$9,803	$35,765	$2,387,234
Exercise of stock options	2,257	—	70	—	—	—	70
Issuance of stock under Employee Stock Purchase Plan	313,700	—	8,706	—	—	—	8,706
Stock-based compensation	—	—	51,070	—	—	—	51,070
Shares issued in settlement of certain accrued employee compensation liabilities	457,130	—	24,488	—	—	—	24,488
RSU awards vesting, net of shares withheld for taxes which have been retired	95,669	—	(1,742)	—	—	—	(1,742)
Shares issued in connection with acquisition of business	4,000,189	—	207,169	—	—	—	207,169
Other	—	—	—	—	—	(11)	(11)
Net income (loss)	—	—	—	20,259	—	2,903	23,162
Other comprehensive income (loss), net of tax	—	—	—	—	(26,676)	—	(26,676)
Balance at September 30, 2021	73,398,078	$7	$2,382,356	$269,323	$(16,873)	$38,657	$2,673,470

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation

The accompanying condensed consolidated balance sheet at September 30, 2022, the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended September 30, 2022 and 2021, the condensed consolidated statements of cash flows for the six months ended September 30, 2022 and 2021 and the condensed consolidated statements of equity for the three and six months ended September 30, 2022 and 2021 have been prepared by the management of Viasat, Inc. (also referred to hereafter as the Company or Viasat), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended March 31, 2022 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 31, 2022 included in the Company’s Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

The Company’s condensed consolidated financial statements include the assets, liabilities and results of operations of Viasat, its wholly owned subsidiaries and its majority-owned subsidiary, TrellisWare Technologies, Inc. (TrellisWare). During the first quarter of fiscal year 2022, the Company completed the acquisitions of the remaining 51% interest in Euro Broadband Infrastructure Sàrl (EBI) and RigNet, Inc. (RigNet) (see Note 5 – Acquisitions for more information). The acquisitions were accounted for as purchases and accordingly, the condensed consolidated financial statements include the operating results of EBI and RigNet from the dates of acquisition.

All significant intercompany amounts have been eliminated. Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as investment in unconsolidated affiliate in other assets (long-term) on the condensed consolidated balance sheets.

On October 1, 2022, the Company entered into an Asset Purchase Agreement to sell certain assets and assign certain liabilities comprising its Link-16 Tactical Data Links business (the Link-16 TDL Business) to L3Harris Technologies, Inc. in exchange for approximately $1.96 billion in cash (subject to certain adjustments), on and subject to the terms and conditions set forth therein (the Link-16 TDL Sale). In accordance with authoritative guidance for discontinued operations (Accounting Standards Codification (ASC) 205-20), the Company determined that the Link-16 TDL Business met held-for-sale and discontinued operations accounting criteria at the end of the second quarter of fiscal year 2023. Accordingly, the Company classified the results of the Link-16 TDL Business as discontinued operations in its condensed consolidated statements of operations for all periods presented. Additionally, the related assets and liabilities associated with the Link-16 TDL Business are classified as held for sale and discontinued operations in the condensed consolidated balance sheets for all periods presented. The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. Unless otherwise noted, discussion within the notes to the condensed consolidated financial statements relates to continuing operations only and excludes the Link-16 TDL Business. See Note 4 — Discontinued Operations for additional information.

On July 8, 2022, Cisco Systems, Inc., which previously acquired Acacia Communications, Inc. (Acacia), paid the Company approximately $62.2 million. The payment fully satisfied the July 2019 judgment previously entered against Acacia related to Acacia's breach of contract and misuse of the Company's soft decision forward error correction technology. For the three and six months ended September 30, 2022, the Company recorded $55.8 million as product revenues in the Company's commercial networks segment and $6.4 million as interest income with respect to such payment.

On November 8, 2021, the Company entered into a Share Purchase Agreement to combine with Connect Topco Limited, a private company limited by shares and incorporated in Guernsey (Inmarsat), with the shareholders of Inmarsat and certain management and employees who hold options and shares of a subsidiary of Inmarsat whose options and shares will be exchanged for shares of Inmarsat prior to closing (collectively, the Sellers). Pursuant to the Share Purchase Agreement, the Company will purchase all of the issued and outstanding shares of Inmarsat from the Sellers upon the terms and subject to the conditions set forth therein (the Inmarsat Transaction). See Note 5 – Acquisitions for more information.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

Performance obligations

The timing of satisfaction of performance obligations may require judgment. The Company derives a substantial portion of its revenues from contracts with customers for services, primarily consisting of connectivity services. These contracts typically require advance or recurring monthly payments by the customer. The Company’s obligation to provide connectivity services is satisfied over time as the customer simultaneously receives and consumes the benefits provided. The measure of progress over time is based upon either a period of time (e.g., over the estimated contractual term) or usage (e.g., bandwidth used/bytes of data processed). The Company evaluates whether broadband equipment provided to its customers as part of the delivery of connectivity services represents a lease in accordance with the authoritative guidance for leases (ASC 842). As discussed further below under “Leases - Lessor accounting”, for broadband equipment leased to consumer broadband customers in conjunction with the delivery of connectivity services, the Company accounts for the lease and non-lease components of connectivity service arrangements as a single performance obligation as the connectivity services represent the predominant component.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

Contract costs on U.S. Government contracts are subject to audit and review by the Defense Contracting Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. Government agencies, as well as negotiations with U.S. Government representatives. The Company’s incurred cost audit by the DCAA has not been concluded for fiscal years 2021 or 2022. As of September 30, 2022, the DCAA had completed its incurred cost audit for fiscal years 2004, 2016, 2019 and 2020 and approved the Company’s incurred costs for those fiscal years, as well as approved the Company’s incurred costs for fiscal years 2005 through 2015, 2017 and 2018 without further audit based on the determination of low risk. Although the Company has recorded contract revenues subsequent to fiscal year 2020 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of both September 30, 2022 and March 31, 2022, the Company had $12.1 million in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. Government cost reimbursable contracts (see Note 10 — Commitments and Contingencies for more information).

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

Transaction price allocated to remaining performance obligations

The Company’s remaining performance obligations represent the transaction price of firm contracts and orders for which work has not been performed. The Company includes in its remaining performance obligations only those contracts and orders for which it has accepted purchase orders. Remaining performance obligations associated with the Company’s subscribers for fixed consumer and business broadband services in its satellite services segment exclude month-to-month service contracts in accordance with a practical expedient and are estimated using a portfolio approach in which the Company reviews all relevant promotional activities and calculates the remaining performance obligation using the average service component for the portfolio and the average time remaining under the contract. The Company’s future recurring in-flight connectivity service contracts in its satellite services segment do not have minimum service purchase requirements and therefore are not included in the Company’s remaining performance obligations. As of September 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $2.4 billion (including approximately $599.7 million attributable to discontinued operations), of which the Company expects to recognize a little over half over the next 12 months, with the balance recognized thereafter.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following sets forth disaggregated reported revenue by segment and product and services for the three and six months ended September 30, 2022 and 2021 (as noted above, revenue information excludes revenues from the Link-16 TDL Business, which have been classified as discontinued operations):

	Three Months Ended September 30, 2022
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$159,831	$95,030	$254,861
Service revenues	300,547	20,196	81,079	401,822
Total revenues	$300,547	$180,027	$176,109	$656,683

	Six Months Ended September 30, 2022
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$253,406	$170,700	$424,106
Service revenues	612,647	39,405	151,959	804,011
Total revenues	$612,647	$292,811	$322,659	$1,228,117

	Three Months Ended September 30, 2021
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$118,935	$102,120	$221,055
Service revenues	300,110	15,871	72,121	388,102
Total revenues	$300,110	$134,806	$174,241	$609,157

	Six Months Ended September 30, 2021
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$220,466	$206,231	$426,697
Service revenues	574,227	32,936	146,077	753,240
Total revenues	$574,227	$253,402	$352,308	$1,179,937

Revenues from the U.S. Government as an individual customer comprised approximately 17% and 16% of total revenues for the three and six months ended September 30, 2022, respectively, and approximately 18% and 20% of total revenues for the three and six months ended September 30, 2021, respectively, mainly reported within the government systems segment. Revenues from the Company’s other customers, mainly reported within the commercial networks and satellite services segments, comprised approximately 83% and 84% of total revenues for the three and six months ended September 30, 2022, respectively, and approximately 82% and 80% of total revenues for the three and six months ended September 30, 2021, respectively.

The Company’s satellite services segment revenues are primarily derived from the Company’s fixed broadband services, in-flight services and energy services (acquired through the RigNet acquisition).

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Revenues in the Company’s commercial networks and government systems segments are primarily derived from three types of contracts: fixed-price, cost-reimbursement and time-and-materials contracts. Fixed-price contracts (which require the Company to provide products and services under a contract at a specified price) comprised approximately 89% and 86% of the Company’s total revenues for these segments for the three and six months ended September 30, 2022, respectively, and approximately 92% and 90% of the Company’s total revenues for these segments for the three and six months ended September 30, 2021, respectively. The remainder of the Company’s revenues in these segments for such periods was derived primarily from cost-reimbursement contracts (under which the Company is reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (under which the Company is reimbursed for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

Historically, a significant portion of the Company’s revenues in its commercial networks and government systems segments has been derived from customer contracts that include the development of products. The development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for the Company’s funded development from its customer contracts were approximately 14% and 16% of its total revenues for the three and six months ended September 30, 2022, respectively, and approximately 18% of its total revenues for both the three and six months ended September 30, 2021.

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

The following table presents contract assets and liabilities as of September 30, 2022 and March 31, 2022:

	As of September 30, 2022	As of March 31, 2022
	(In thousands)
Unbilled accounts receivable	$83,000	$85,383
Collections in excess of revenues and deferred revenues	133,639	131,623
Deferred revenues, long-term portion	82,103	88,983

Unbilled accounts receivable decreased $2.4 million during the six months ended September 30, 2022, primarily driven by an increase in billings in the Company's satellite services segment.

Collections in excess of revenues and deferred revenues increased $2.0 million during the six months ended September 30, 2022, primarily driven by advances on goods or services received in excess of revenue recognized mainly in the Company’s government systems segment.

During the three and six months ended September 30, 2022, the Company recognized revenue of $22.1 million and $97.7 million, respectively, that was previously included in the Company’s collections in excess of revenues and deferred revenues at March 31, 2022. During the three and six months ended September 30, 2021, the Company recognized revenue of $34.3 million and $109.2 million, respectively, that was previously included in the Company’s collections in excess of revenues and deferred revenues at March 31, 2021.

Property, equipment and satellites

Satellites and other property and equipment, including internally developed software, are recorded at cost or, in the case of certain satellites and other property acquired, the fair value at the date of acquisition, net of accumulated

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (ASC 835-20). With respect to the construction of satellites, gateway and networking equipment and other assets under construction, the Company capitalized $38.5 million and $72.1 million of interest expense for the three and six months ended September 30, 2022, respectively, and $24.8 million and $48.4 million for the three and six months ended September 30, 2021, respectively.

The Company owns four satellites in service — three over North America (ViaSat-2, ViaSat-1 and WildBlue-1) and the KA-SAT satellite over Europe, Middle East, and Africa (EMEA). In addition, the Company has lifetime leases of Ka-band capacity on two satellites. The Company is also planning to launch a global constellation of three third-generation ViaSat-3 class satellites under construction. In addition, the Company owns related earth stations and networking equipment for all of its satellites. The Company procures indoor and outdoor CPE units leased to subscribers under a retail leasing program as part of the Company’s satellite services segment, which are reflected in investing activities and property, equipment and satellites, net in the accompanying condensed consolidated financial statements. The Company depreciates the satellites, earth stations and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites, net, as of September 30, 2022 were $380.2 million and $208.6 million, respectively. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites, net, as of March 31, 2022 were $395.5 million and $210.6 million, respectively.

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

Leases

Lessee accounting

In accordance with ASC 842, the Company assesses at contract inception whether the contract is, or contains, a lease. Generally, the Company determines that a lease exists when (1) the contract involves the use of a distinct identified asset, (2) the Company obtains the right to substantially all economic benefits from use of the asset, and (3) the Company has the right to direct the use of the asset. A lease is classified as a finance lease when one or more of the following criteria are met: (1) the lease transfers ownership of the asset by the end of the lease term, (2) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (3) the lease term is for a major part of the remaining useful life of the asset, (4) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset or (5) the asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. A lease is classified as an operating lease if it does not meet any of these criteria.

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

The Company’s operating leases consist primarily of leases for office space, data centers and satellite ground facilities and have remaining terms from less than one year to 10 years, some of which include renewal options, and some of which include options to terminate the leases within one year. Certain earth station leases have renewal terms that have been deemed to be reasonably certain to be exercised and as such have been recognized as part of the Company’s right-of-use assets and lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company recognizes right-of-use assets and lease liabilities for such leases in accordance with ASC 842. The Company reports operating lease right-of-use assets in operating lease right-of-use assets and the current and non-current portions of its operating lease liabilities in accrued and other liabilities and non-current operating lease liabilities, respectively.

Lessor accounting

For broadband equipment leased to fixed broadband customers in conjunction with the delivery of connectivity services, the Company has made an accounting policy election not to separate the broadband equipment from the related connectivity services. The connectivity services are the predominant component of these arrangements. The connectivity

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs related to patents of $3.6 million and $3.5 million were included in other assets as of September 30, 2022 and March 31, 2022, respectively. The Company capitalized costs of $72.6 million and $64.1 million related to acquiring and obtaining orbital slots and other licenses included in other assets as of September 30, 2022 and March 31, 2022, respectively. Accumulated amortization related to these assets was $6.0 million and $5.4 million as of September 30, 2022 and March 31, 2022, respectively. Amortization expense related to these assets was an insignificant amount for the three and six months ended September 30, 2022 and 2021. If a patent, orbital slot or other license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During the three and six months ended September 30, 2022 and 2021, the Company did not write off any significant costs due to abandonment or impairment.

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense using the effective interest rate method, or, when the results are not materially different, on a straight-line basis over the expected term of the related debt. During both the six months ended September 30, 2022 and 2021, no debt issuance costs were capitalized. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in loss on extinguishment of debt in the condensed consolidated statements of operations and comprehensive income (loss). Debt issuance costs related to the Company’s revolving credit facility (the Revolving Credit Facility) are recorded in other long-term assets in the condensed consolidated balance sheets in accordance with the authoritative guidance for imputation of interest (ASC 835-30). Debt issuance costs related to the Company’s $700.0 million senior secured term loan facility (the Term Loan Facility), 5.625% Senior Notes due 2025 (the 2025 Notes), the Company’s 5.625% Senior Secured Notes due 2027 (the 2027 Notes), the Company’s 6.500% Senior Notes due 2028 (the 2028 Notes and, together with the 2025 Notes and the 2027 Notes, the Notes) and the Ex-Im Credit Facility are recorded as a direct deduction from the carrying amount of the related debt, consistent with debt discounts, in accordance with the authoritative guidance for imputation of interest (ASC 835-30).

Software development

Costs of developing software for sale are charged to independent research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. Capitalized costs, net, of $218.9 million and $217.2 million related to software developed for resale were included in other assets as of September 30, 2022 and March 31, 2022, respectively. The Company capitalized $15.9 million and $24.6 million of costs related to software developed for resale for the three and six months ended September 30, 2022, respectively. The Company capitalized $11.0 million and $20.9 million of costs related to software developed for resale for the three and six months ended September 30, 2021, respectively. Amortization expense for

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

capitalized software development costs was $13.7 million and $22.9 million for the three and six months ended September 30, 2022, respectively, and $14.1 million and $28.2 million for the three and six months ended September 30, 2021, respectively.

Self-insurance liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company has recorded self-insurance liability for its plans of $6.5 million and $5.8 million as of September 30, 2022 and March 31, 2022, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued and other liabilities in accordance with the estimated timing of the projected payments.

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At September 30, 2022 and March 31, 2022, no such amounts were accrued related to the aforementioned provisions.

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

On August 15, 2022, TrellisWare, a majority-owned subsidiary of the Company, completed the repurchase of its common stock from participating stockholders for a total purchase price of approximately $30.0 million. The Company did not elect to participate in the share repurchase, and accordingly, the Company's ownership percentage of TrellisWare increased to slightly over 60% as a result of the share repurchase.

The following table summarizes the effect of the change in the Company's percentage ownership interest in TrellisWare on the Company's equity for the three and six months ended September 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(In thousands)
Net income (loss) attributable to Viasat, Inc.	$(48,240)	$3,291	$(69,804)	$20,259
Transfers to noncontrolling interest	(11,783)	—	(11,783)	—
Change from net income (loss) attributable to Viasat, Inc. and transfers from (to) noncontrolling interest	$(60,023)	$3,291	$(81,587)	$20,259

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

Common stock held in treasury

As of September 30, 2022 and March 31, 2022, the Company had no shares of common stock held in treasury.

During the three months ended September 30, 2022 and 2021, the Company issued 41,930 and 99,947 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. During the six months ended September 30, 2022 and 2021, the Company issued 88,401 and 129,007 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, during the three months ended September 30, 2022 and 2021, the Company repurchased 8,532 and 24,617 shares of common stock, respectively, at cost and with a total value of an insignificant amount and $1.3 million, respectively. During the six months ended September 30, 2022 and 2021, the Company repurchased 21,697 and 33,338 shares of common stock, respectively, at cost and with a total value of an insignificant amount and $1.7 million, respectively. Although shares withheld for employee withholding taxes are technically not issued, they are treated as common stock repurchases for accounting purposes (with such shares deemed to be repurchased and then immediately retired), as they reduce the number of shares that otherwise would have been issued upon vesting of the restricted stock units. These retired shares remain as authorized stock and are considered to be unissued. The retirement of treasury stock had no impact on the Company’s total consolidated stockholders’ equity.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Stock-based compensation

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award. Expense for restricted stock units and stock options is recognized on a straight-line basis over the employee’s requisite service period. Expense for total shareholder return (TSR) performance stock options that vest is recognized regardless of the actual TSR outcome achieved and is recognized on a graded-vesting basis. The Company accounts for forfeitures as they occur. The Company recognized $21.9 million and $42.1 million of stock-based compensation expense for the three and six months ended September 30, 2022, respectively. The Company recognized $20.6 million and $42.3 million of stock-based compensation expense for the three and six months ended September 30, 2021, respectively. The Company recognizes excess tax benefits or deficiencies on vesting or settlement of awards as discrete items within income tax benefit or provision within net income (loss) and the related cash flows are classified within operating activities.

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

Recent authoritative guidance

In August 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-06, Debt – Debt with Conversion and Other Options (ASC 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 simplifies the accounting for convertible instruments by removing the beneficial conversion and cash conversion accounting models for convertible instruments and removes certain settlement conditions that are required for contracts to qualify for equity classification. This new standard also simplifies the diluted earnings per share calculations by requiring that an entity use the if-converted method for convertible instruments and requires that the effect of potential share settlement be included in diluted earnings per share calculations when an instrument may be settled in cash or shares. The new standard requires entities to provide expanded disclosures about the terms and features of convertible instruments, how the instruments have been reported in the entity’s financial statements, and information about events, conditions, and circumstances that can affect how to assess the amount or timing of an entity’s future cash flows related to those instruments. The Company adopted the new guidance in the first quarter of fiscal year 2023 and the guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

In September 2022, the FASB issued ASU 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. ASU 2022-04 enhances the transparency of supplier finance programs. In each annual reporting period, the buyer in a supplier finance program is required to disclose information about the key terms of the program, the outstanding confirmed amounts, a rollforward of such amounts, and a description of where those obligations are presented in the balance sheet. In each interim reporting period, the buyer should disclose the outstanding confirmed amounts as of the end of the interim period. The new standard will become effective for the Company beginning in fiscal year 2024, except for the amendment on rollfoward information, which will become effective in fiscal year 2025. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2 — Composition of Certain Balance Sheet Captions

	As of September 30, 2022	As of March 31, 2022
	(In thousands)
Accounts receivable, net:
Billed	$251,098	$233,948
Unbilled	83,000	85,383
Allowance for doubtful accounts	(13,849)	(7,159)
	$320,249	$312,172
Inventories:
Raw materials	$71,752	$62,520
Work in process	23,066	21,702
Finished goods	149,466	113,642
	$244,284	$197,864
Prepaid expenses and other current assets:
Prepaid expenses	$96,075	$102,433
Other	52,047	38,953
	$148,122	$141,386
Property, equipment and satellites, net:
Equipment and software (estimated useful life of 3-7 years)	$1,765,905	$1,676,736
CPE leased equipment (estimated useful life of 4-5 years)	380,240	395,539
Furniture and fixtures (estimated useful life of 7 years)	58,426	57,847
Leasehold improvements (estimated useful life of 2-17 years)	149,947	149,982
Buildings (estimated useful life of 12-38 years)	12,368	12,440
Land	3,766	3,944
Construction in progress	522,009	381,679
Satellites (estimated useful life of 7-17 years)	1,047,188	1,059,182
Satellite Ka-band capacity obtained under finance leases (estimated useful life of 7-11 years)	176,348	173,480
Satellites under construction	2,042,569	1,808,474
	6,158,766	5,719,303
Less: accumulated depreciation and amortization	(2,156,024)	(2,014,312)
	$4,002,742	$3,704,991
Other acquired intangible assets, net:
Technology (weighted average useful life of 7 years)	$146,866	$154,624
Contracts and customer relationships (weighted average useful life of 10 years)	159,172	164,635
Satellite co-location rights (weighted average useful life of 9 years)	8,600	8,600
Trade name (weighted average useful life of 7 years)	31,999	32,463
Other (weighted average useful life of 11 years)	21,021	22,263
	367,658	382,585
Less: accumulated amortization	(156,385)	(146,542)
	$211,273	$236,043
Other assets:
Deferred income taxes	$243,394	$304,642
Capitalized software costs, net	218,865	217,159
Patents, orbital slots and other licenses, net	70,213	62,200
Other	136,793	115,279
	$669,265	$699,280
Accrued and other liabilities:
Collections in excess of revenues and deferred revenues	$133,639	$131,623
Accrued employee compensation	73,911	108,456
Accrued vacation	43,309	48,097
Warranty reserve, current portion	2,627	2,804
Operating lease liabilities	50,559	49,988
Other	148,599	141,596
	$452,644	$482,564
Other liabilities:
Deferred revenues, long-term portion	$82,103	$88,983
Warranty reserve, long-term portion	2,366	2,548
Satellite performance incentive obligations, long-term portion	16,713	18,651
Deferred income taxes	13,909	16,869
Other	26,651	26,105
	$141,742	$153,156

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

The Company had $5.1 million and $5.0 million in cash equivalents (Level 1) and no liabilities measured at fair value on a recurring basis as of September 30, 2022 and March 31, 2022, respectively.

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Cash equivalents — The Company’s cash equivalents consist of money market funds. Money market funds are valued using quoted prices for identical assets in an active market with sufficient volume and frequency of transactions (Level 1).

Contingencies — In connection with the acquisition of the remaining 51% interest in EBI on April 30, 2021 (see Note 5 — Acquisitions for more information), part of the purchase price consideration will not be determined until two years after the closing date, when the Company may pay or receive up to €20.0 million, or approximately $19.3 million, in cash. The consideration to be paid in the future is contingent based on certain outcomes as defined in the acquisition agreement. Each reporting period, the Company estimates the fair value of the contingent consideration based on unobservable inputs and probability weightings using standard valuation techniques (Level 3). The fair value amount is currently recorded in other current assets on the condensed consolidated balance sheets and any change to fair value is recorded in the Company’s condensed consolidated statements of operations each reporting period. As of September 30, 2022 and March 31, 2022, and for the three-month and six-month periods ended September 30, 2022 and 2021, the Company’s fair value estimate, and change in fair value of the contingent consideration were immaterial.

Long-term debt — The Company’s long-term debt consists of borrowings under its Term Loan Facility, Revolving Credit Facility and Ex-Im Credit Facility (collectively, the Credit Facilities), $700.0 million in aggregate principal amount of 2025 Notes, $600.0 million in aggregate principal amount of 2027 Notes, $400.0 million in aggregate principal amount of 2028 Notes and finance lease obligations reported at the present value of future minimum lease payments with current accrued interest. Long-term debt related to the Revolving Credit Facility is reported at the outstanding principal amount of borrowings, while long-term debt related to the Term Loan Facility, the Ex-Im Credit Facility, the 2025 Notes, the 2027 Notes and the 2028 Notes is reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s long-term debt related to the Term Loan Facility and the Revolving Credit Facility approximates its carrying amount due to its variable interest rate, which approximates a market interest rate. As of September 30, 2022 and March 31, 2022, the fair value of the Company’s long-term debt related to the Ex-Im Credit Facility was determined based on a discounted cash flow analysis using observable market interest rates for instruments with similar terms (Level 2) and was approximately $67.1 million and $78.0 million, respectively. As of September 30, 2022 and March 31, 2022, the estimated fair value of the Company’s outstanding long-term debt related to each series of Notes was determined based on actual or estimated bids and offers for such series of Notes in an over-the-counter market (Level 2) and was $542.2 million and $682.5 million, respectively, for the 2025 Notes, $498.4 million and $588.8 million, respectively, for the 2027 Notes, and $264.0 million and $382.7 million, respectively, for the 2028 Notes.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The Company records the net present value of these expected future payments as a liability and as a component of the cost of the satellites. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentive obligations on a recurring basis. The fair value of the Company’s outstanding satellite performance incentive obligations is estimated to approximate their carrying value based on current rates (Level 2). As of September 30, 2022 and March 31, 2022, the Company’s estimated satellite performance incentive obligations relating to certain satellites in service, including accrued interest, were $22.2 million and $23.7 million, respectively.

Note 4 — Discontinued Operations

On October 1, 2022, the Company entered into an Asset Purchase Agreement to sell certain assets and assign certain liabilities comprising the Link-16 TDL Business (part of the Company's government systems segment) to L3Harris Technologies, Inc. in exchange for approximately $1.96 billion in cash (subject to certain adjustments), on and subject to the terms and conditions set forth therein. In accordance with ASC 205-20, the Company determined that the Link-16 TDL Business met held-for sale and discontinued operations accounting criteria at the end of the second quarter of fiscal year 2023. Accordingly, the Company classified the results of the Link-16 TDL Business as discontinued operations in its condensed consolidated statements of operations for all periods presented. Additionally, the related assets and liabilities associated with the Link-16 TDL Business are classified as held for sale and discontinued operations in the condensed consolidated balance sheets for all periods presented.

The Company expects the Link-16 TDL Sale to substantially reduce both debt and net leverage, and to allow closer alignment in investment synergies between the Company's government systems segment and its other business segments. The Link-16 TDL Sale is expected to close in the first half of calendar year 2023 and is subject to the satisfaction or waiver of customary closing conditions, including the expiration or termination of any required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

In connection with the closing of the Link-16 TDL Sale, the Company and L3Harris Technologies, Inc. will enter into certain ancillary commercial agreements, including an intellectual property license agreement for the cross-licensing by each party of certain intellectual property rights relating to the Link-16 TDL Business and the Company’s retained businesses, certain supply agreements with respect to the supply of certain Link-16 and related products following the closing, and a transition services agreement for the provision of certain services to support the transition of the Link-16 TDL Business following the closing, in each case subject to the terms and conditions set forth therein.

The following table presents key components of assets and liabilities that are classified as discontinued operations on the condensed consolidated balance sheets as of September 30, 2022 and March 31, 2022:

	As of September 30, 2022	As of March 31, 2022
	(In thousands)
Accounts receivable, net	$60,748	$47,097
Inventories	137,304	144,026
Prepaid expenses and other current assets	7,108	6,468
Property, equipment, and satellites, net	37,878	36,921
Operating lease right-of-use assets	11,835	12,837
Goodwill	20,993	21,403
Other assets	9,383	6,350
Total assets of discontinued operations	$285,249	$275,102

Accounts payable	$18,534	$18,415
Accrued and other liabilities	33,137	33,858
Non-current operating lease liabilities	10,336	11,486
Other liabilities	5,477	4,295
Total liabilities of discontinued operations	$67,484	$68,054

The operating results of the discontinued operations only reflect revenues and expenses that are directly attributable to the Link-16 TDL Business that will be eliminated from continuing operations. The following table presents key components of “Net income (loss) from discontinued operations, net of tax” for the three and six months ended September 30, 2022 and 2021:

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(In thousands)
Revenues	$88,128	$92,197	$194,917	$186,277
Operating expenses:
Cost of revenues	54,090	54,603	120,448	113,737
Other operating expenses	8,198	4,878	17,184	9,267
Net income (loss) from discontinued operations before income taxes	$25,840	$32,716	$57,285	$63,273
(Provision for) benefit from income taxes	(679)	(6,236)	(13,493)	(12,529)
Net income (loss) from discontinued operations, net of tax	$25,161	$26,480	$43,792	$50,744

The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. The following table presents key cash flow and non-cash information related to discontinued operations for the six months ended September 30, 2022 and 2021:

	Six Months Ended
	September 30, 2022	September 30, 2021
	(In thousands)
Depreciation	$5,909	$5,152
Amortization of intangible assets	897	1,091
Capital expenditures	7,731	6,782

Note 5 — Acquisitions

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

The Company has obtained financing commitments for an additional $1.6 billion of new debt facilities in connection with the Inmarsat Transaction (which may be secured and/or unsecured). However, the Company expects that the actual amount of indebtedness incurred under these commitments will be lower in light of the $299.3 million reduction in the cash purchase price payable in the Inmarsat Transaction. The Company also plans to assume $2.1 billion in principal amount of Inmarsat senior secured bonds and the outstanding indebtedness under Inmarsat’s $2.4 billion senior secured credit facilities.

Euro Broadband Infrastructure Sàrl

On April 30, 2021, the Company acquired the remaining 51% interest in EBI, a broadband services provider, from Eutelsat. By completing the acquisition, the Company gained 100% ownership and control of EBI and the KA-SAT satellite

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

over EMEA and related ground infrastructure. Goodwill recognized in the transaction was recorded within the Company's satellite services segment. The goodwill recognized was not deductible for U.S. and foreign income tax purposes.

Prior to the acquisition date, the Company owned a 49% interest in EBI and accounted for the investment using the equity method of accounting. The acquisition of the remaining equity interest in EBI was accounted for as a step acquisition in accordance with ASC 805. Accordingly, the Company allocated the purchase price of the acquired company to the net tangible assets and intangible assets acquired based upon their estimated fair values. The Company remeasured the previously held equity method investment to its fair value based upon a valuation of the acquired business, as of the date of acquisition. The Company considered multiple factors in determining the fair value of the previously held equity method investment, including, (i) the price negotiated with the selling shareholder for the remaining 51% interest in EBI and (ii) an income valuation model (discounted cash flow). As a result of the equity method investment remeasurement, recognition of previously unrecognized foreign currency gain and settlement of insignificant preexisting relationships, the Company recognized an insignificant total net gain included in other income, net, in the condensed consolidated statements of operations and comprehensive income (loss) in the first quarter of fiscal year 2022.

The purchase price of $327.4 million was primarily comprised of $167.0 million of cash, net of what is currently estimated to be an immaterial amount of estimated purchase price consideration to be settled among the parties over the 24 months (up to plus or minus €20.0 million, or approximately $19.3 million, see Note 3 — Fair Value Measurements for more information) from the closing date (which after consideration of approximately $121.7 million of EBI’s cash on hand, resulted in a net cash outlay of approximately $51.0 million) and the fair value of previously held equity method investment of approximately $160.4 million.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

RigNet, Inc.

On April 30, 2021, the Company completed the acquisition of all outstanding shares of RigNet, a publicly held leading provider of ultra-secure, intelligent networking solutions and specialized applications. Goodwill recognized in the transaction was recorded within the Company's satellite services segment. The goodwill recognized was not deductible for U.S. and foreign income tax purposes.

The consideration transferred of approximately $317.9 million was primarily comprised of $207.2 million of the fair value of approximately 4.0 million shares of the Company’s common stock issued at the closing date, $107.3 million related to the pay down of outstanding borrowings of RigNet’s revolving credit facility, a de minimis amount in cash consideration in respect of fractional shares to the former shareholders of RigNet and an insignificant amount of other consideration. In connection with the RigNet acquisition, the Company recorded no merger-related transaction costs during the three and six months ended September 30, 2022, respectively, and an insignificant amount and approximately $7.1 million, respectively, for the three and six months ended September 30, 2021, included in selling, general and administrative expenses.

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

Management determined the fair value of acquired customer relationships intangible asset by applying the multi-period excess earnings method, which involved the use of significant estimates and assumptions related to forecasted revenue growth rate, gross margin, contributory asset charges, customer attrition rate and discount rate. In connection with the acquisition, the Company assumed a contingent liability associated with a RigNet predecessor subsidiary of approximately $13.8 million, which represented the maximum amount payable under the terms of the agreement. As of September 30, 2022, no amount remains payable as the maximum amount payable was paid during the first and second quarters of fiscal year 2022.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations for the Company and RigNet on a pro forma basis, as though the companies had been combined as of the beginning of fiscal year 2021, April 1, 2020. The pro forma information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the related fiscal periods. The pro forma financial information for the three-month and six-month periods ended September 30, 2021 include the business combination accounting effects primarily related to the amortization and depreciation changes from acquired intangible and tangible assets, acquisition-related transaction costs and related tax effects.

	Three Months Ended	Six Months Ended
	September 30, 2021	September 30, 2021
	(In thousands)
Total revenues	$701,354	$1,377,831
Net income (loss) attributable to Viasat, Inc.	$3,291	$15,835

Note 6 — Shares Used In Computing Diluted Net Income (Loss) Per Share

The weighted average number of shares used to calculate basic and diluted net loss per share attributable to Viasat, Inc. common stockholders is the same for the three and six months ended September 30, 2022 and for the three and six months ended September 30, 2021, as the Company incurred a net loss from continuing operations (excluding income (loss) from continuing operations attributable to the noncontrolling interest) for such periods and inclusion of potentially dilutive weighted average shares of common stock would be antidilutive. Potentially dilutive weighted average shares excluded from the calculation for the three months ended September 30, 2022 consisted of 633,511 shares related to stock options (other than TSR performance stock options), 494,226 shares related to TSR performance stock options, 3,235,912 shares related to restricted stock units and 474,173 shares related to certain terms of the Viasat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan. Potentially dilutive weighted average shares excluded from the calculation for the three months ended September 30, 2021 consisted of 993,157 shares related to stock options (other than TSR performance stock options), 177,931 shares related to TSR performance stock options, 1,791,123 shares related to restricted stock units and 207,205 shares related to certain terms of the Viasat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan.

Potentially dilutive weighted average shares excluded from the calculation for the six months ended September 30, 2022 consisted of 628,938 shares related to stock options (other than TSR performance stock options), 483,787 shares related to TSR performance stock options, 3,013,496 shares related to restricted stock units and 643,540 shares related to certain terms of the Viasat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan. Potentially dilutive weighted average shares excluded from the calculation for the six months ended September 30, 2021 consisted of 979,436 shares related to stock options (other than TSR performance stock options), 144,448 shares related to TSR performance stock options, 1,716,839 shares related to restricted stock units and 358,540 shares related to certain terms of the Viasat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan.

Note 7 — Goodwill and Acquired Intangible Assets

During the six months ended September 30, 2022, the decrease in the Company’s goodwill relating to its continuing operations primarily related to a foreign currency translation effect recorded within all three of the Company's segments. As of September 30, 2022 and March 31, 2022, approximately $21.0 million and $21.4 million of goodwill in the government systems segment was reclassified to discontinued operations, respectively. See Note 4 — Discontinued Operations— for more information on discontinued operations. During the six months ended September 30, 2021, the increase in the Company’s goodwill related to the acquisitions of the remaining 51% interest in EBI and of RigNet on April 30, 2021 (see Note 5 – Acquisitions for more information) and an insignificant effect of foreign currency translation recorded within all three of the Company’s segments.

Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of two to 20 years (which approximates the economic pattern of benefit). Amortization expense related to other acquired

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

intangible assets was $7.4 million for both the three months ended September 30, 2022 and 2021, and $14.9 million and $13.3 million for the six months ended September 30, 2022 and 2021, respectively.

Note 8 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of September 30, 2022 and March 31, 2022:

	As of September 30, 2022	As of March 31, 2022
	(In thousands)
2028 Notes	$400,000	$400,000
2027 Notes	600,000	600,000
2025 Notes	700,000	700,000
Term Loan Facility	698,250	700,000
Revolving Credit Facility	210,000	—
Ex-Im Credit Facility	68,783	78,609
Finance lease obligations (see Note 1)	42,839	45,752
Total debt	2,719,872	2,524,361
Unamortized discount and debt issuance costs	(34,316)	(38,234)
Less: current portion of long-term debt	38,577	34,911
Total long-term debt	$2,646,979	$2,451,216

Term Loan Facility

In March 2022, the Company entered into a $700.0 million Term Loan Facility, which was fully drawn at closing and matures on March 4, 2029. At September 30, 2022, the Company had $698.3 million in principal amount of outstanding borrowings under the Term Loan Facility.

Borrowings under the Term Loan Facility are required to be repaid in quarterly installments of $1.75 million each, which commenced on September 30, 2022, followed by a final installment of $654.5 million at maturity. Borrowings under the Term Loan Facility bear interest, at the Company’s option, at either (1) a base rate equal to the greater of the administrative agent’s prime rate as announced from time to time, the federal funds effective rate plus 0.50%, and the forward-looking SOFR term rate administered by CME for a one-month interest period plus 1.00%, subject to a floor of 1.50% for the initial term loans, plus an applicable margin of 3.50%, or (2) the forward-looking SOFR term rate administered by CME for the applicable interest period, subject to a floor of 0.50% for the initial term loans, plus an applicable margin of 4.50%. As of September 30, 2022, the effective interest rate on the Company’s outstanding borrowings under the Term Loan Facility was 8.21%. The Term Loan Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Term Loan Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of September 30, 2022, none of the Company’s subsidiaries guaranteed the Term Loan Facility.

The Term Loan Facility contains covenants that restrict, among other things, the ability of Company and its restricted subsidiaries to incur additional debt, grant liens, sell assets, make investments, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Term Loan Facility as of September 30, 2022.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Revolving Credit Facility

As of September 30, 2022, the Revolving Credit Facility provided a $700.0 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of January 18, 2024. At September 30, 2022, the Company had $210.0 million in principal amount of outstanding borrowings under the Revolving Credit Facility and $60.8 million outstanding under standby letters of credit, leaving borrowing availability under the Revolving Credit Facility as of September 30, 2022 of $429.2 million.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. As of September 30, 2022, the weighted average effective interest rate on the Company’s outstanding borrowings under the Revolving Credit Facility was 4.85%. The Company has capitalized certain amounts of interest expense on the Revolving Credit Facility in connection with the construction of various assets during the construction period. The Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Revolving Credit Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of September 30, 2022, none of the Company’s subsidiaries guaranteed the Revolving Credit Facility.

The Revolving Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Revolving Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Revolving Credit Facility as of September 30, 2022.

Ex-Im Credit Facility

The Ex-Im Credit Facility originally provided a $362.4 million senior secured direct loan facility, which was fully drawn. Of the $362.4 million in principal amount of borrowings made under the Ex-Im Credit Facility, $321.2 million was used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remaining $41.2 million used to finance the total exposure fees incurred under the Ex-Im Credit Facility (which included all previously accrued completion exposure fees). As of September 30, 2022, the Company had $68.8 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility.

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

The Ex-Im Credit Facility contains financial covenants regarding Viasat’s maximum total leverage ratio and minimum interest coverage ratio. In addition, the Ex-Im Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Ex-Im Credit Facility as of September 30, 2022.

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

The 2028 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of September 30, 2022, none of the Company’s subsidiaries guaranteed the 2028 Notes. The 2028 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2028 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2028 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

The 2027 Notes are required to be guaranteed on a senior secured basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of September 30, 2022, none of the Company’s

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

subsidiaries guaranteed the 2027 Notes. The 2027 Notes are secured, equally and ratably with the Revolving Credit Facility and any future parity lien debt, by liens on substantially all of the Company’s assets.

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

The 2025 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of September 30, 2022, none of the Company’s subsidiaries guaranteed the 2025 Notes. The 2025 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2025 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2025 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The 2025 Notes may be redeemed, in whole or in part, at any time at a redemption price of 100%, plus accrued and unpaid interest, if any, thereon to the redemption date.

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
Note 9 — Product Warranty

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within 12 months are classified as accrued liabilities and amounts expected to be incurred beyond 12 months are classified as other liabilities in the condensed consolidated financial statements. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, the Company bases its estimates on its experience with the technology involved and the types of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and, in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual during the six months ended September 30, 2022 and 2021:

	Six Months Ended
	September 30, 2022	September 30, 2021
	(In thousands)
Balance, beginning of period	$5,352	$6,122
Change in liability for warranties issued in period	852	3,435
Settlements made (in cash or in kind) during the period	(1,211)	(3,923)
Balance, end of period	$4,993	$5,634

Note 10 — Commitments and Contingencies

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

The Company has contracts with various U.S. Government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. Government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. Government agencies. In

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. Government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. The Company’s incurred cost audit by the DCAA has not been concluded for fiscal years 2021 or 2022. As of September 30, 2022, the DCAA had completed its incurred cost audit for fiscal years 2004, 2016, 2019 and 2020 and approved the Company’s incurred costs for those fiscal years, as well as approved the Company’s incurred costs for fiscal years 2005 through 2015, 2017 and 2018 without further audit based on the determination of low risk. Although the Company has recorded contract revenues subsequent to fiscal year 2020 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of both September 30, 2022 and March 31, 2022, the Company had $12.1 million in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. Government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on the status of the related contracts.

Note 11 — Income Taxes

Ordinarily, under GAAP, the Company calculates its provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period.

In evaluating the Company's ability to realize the deferred tax asset for California Research and Development (R&D) tax credits, the Company considered all available positive and negative evidence, including operating results and forecasted ranges of future taxable income, and determined it is more likely than not that a majority of its California R&D tax credits will not be realized due to reduced taxable income apportioned to California in connection with the Link-16 TDL Sale. As a result, the Company has recorded a valuation allowance of $69.0 million. The Company will continue to monitor its business strategies, weighing positive and negative evidence in assessing its realization of this asset in the future. In the event there is a need to release the valuation allowance, a tax benefit will be recorded.

For the three and six months ended September 30, 2022, the Company recorded an income tax provision of $76.1 million and $52.5 million, respectively, resulting in effective tax rates of 2,236% and negative 88%, respectively. The effective tax rates for such periods differed from the U.S. statutory rate primarily due to the establishment of a valuation allowance on the deferred tax asset for California R&D tax credits that was partially offset by the benefit of federal R&D tax credits.

For the three and six months ended September 30, 2021, the Company recorded an income tax benefit of $9.1 million and $19.5 million, respectively, resulting in effective tax rates of 30% and 42%, respectively. The effective tax rates for such periods differed from the U.S. statutory rate primarily due to the benefit of federal R&D tax credits and in the six months ended September 30, 2021, due to the reversal of a deferred tax liability recorded for EBI's outside basis difference upon assertion made during the first quarter of fiscal year 2022 to indefinitely reinvest future earnings.

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

For the three and six months ended September 30, 2022, the Company’s gross unrecognized tax benefits increased by $6.0 million and $8.7 million, respectively, including interest and penalties of an insignificant amount, which were included as a component of the provision for income taxes. In the next 12 months it is reasonably possible that the amount of unrecognized tax benefits will not change significantly.

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

As described in Note 1 — Basis of Presentation and Note 4 — Discontinued Operations, on October 1, 2022, the Company entered into an Asset Purchase Agreement to sell certain assets and assign certain liabilities comprising the Link-16 TDL Business to L3Harris Technologies, Inc. In accordance with ASC 205-20, the Company determined that the Link-16 TDL Business met held-for-sale and discontinued operations accounting criteria at the end of the second quarter of fiscal year 2023. Accordingly, the segment information for the periods prior to the measurement date of a discontinued operation that is part of a reportable segment is required to be restated to reflect the discontinued operation classification. Therefore, the discontinued operations have been excluded from segment results for all periods presented. Further, in accordance with the authoritative guidance for segment reporting (ASC 280-10), if the discontinued operation is part of a reportable segment but not the entire reportable segment, the restatement should include a reasonable reallocation of costs previously allocated to a discontinued operation to the remaining operating segments. Therefore, certain corporate and other indirect costs previously allocated to the Link-16 TDL Business have been allocated across all three segments for the periods presented.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Segment revenues and operating profits (losses) for the three and six months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended		Six Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(In thousands)
Revenues:
Satellite services
Product	$—	$—	$—	$—
Service	300,547	300,110	612,647	574,227
Total	300,547	300,110	612,647	574,227
Commercial networks
Product	159,831	118,935	253,406	220,466
Service	20,196	15,871	39,405	32,936
Total	180,027	134,806	292,811	253,402
Government systems
Product	95,030	102,120	170,700	206,231
Service	81,079	72,121	151,959	146,077
Total	176,109	174,241	322,659	352,308
Elimination of intersegment revenues	—	—	—	—
Total revenues	$656,683	$609,157	$1,228,117	$1,179,937

Operating profits (losses):
Satellite services	$(6,066)	$14,313	$(4,721)	$24,255
Commercial networks	(796)	(52,012)	(50,176)	(96,113)
Government systems	15,385	20,680	12,436	46,503
Elimination of intersegment operating profits (loss)	—	—	—	—
Segment operating profit (loss) before corporate and amortization of acquired intangible assets	8,523	(17,019)	(42,461)	(25,355)
Corporate	—	—	—	—
Amortization of acquired intangible assets	(7,379)	(7,399)	(14,902)	(13,328)
Income (loss) from operations	$1,144	$(24,418)	$(57,363)	$(38,683)

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. The Company’s property and equipment, including its satellites, earth stations and other networking equipment, are assigned to corporate assets as they are available for use by the various segments throughout their estimated useful lives. Segment assets as of September 30, 2022 and March 31, 2022 were as follows:

	As of September 30, 2022	As of March 31, 2022
	(In thousands)
Segment assets:
Satellite services	$411,774	$444,976
Commercial networks	259,646	202,941
Government systems	265,801	266,641
Total segment assets	937,221	914,558
Corporate assets	5,287,810	5,199,686
Assets of discontinued operations	285,249	275,102
Total assets	$6,510,280	$6,389,346

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Other acquired intangible assets, net and goodwill included in segment assets as of September 30, 2022 and March 31, 2022 were as follows:

	Other Acquired Intangible Assets, Net		Goodwill
	As of September 30, 2022	As of March 31, 2022	As of September 30, 2022	As of March 31, 2022
	(In thousands)
Satellite services	$209,599	$233,740	$76,187	$81,972
Commercial networks	—	—	43,945	44,050
Government systems	1,674	2,303	41,871	42,688
Total	$211,273	$236,043	$162,003	$168,710

Amortization of acquired intangible assets by segment for the three and six months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended		Six Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(In thousands)
Satellite services	$7,088	$7,097	$14,316	$12,419
Commercial networks	—	—	—	—
Government systems	291	302	586	909
Total amortization of acquired intangible assets	$7,379	$7,399	$14,902	$13,328

Revenues by geographic area for the three and six months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended	Six Months Ended
	September 30, 2022	September 30, 2022
	(In thousands)
U.S. customers	$557,457	$1,037,485
Non-U.S. customers (each country individually insignificant)	99,226	190,632
Total revenues	$656,683	$1,228,117

	Three Months Ended	Six Months Ended
	September 30, 2021	September 30, 2021
	(In thousands)
U.S. customers	$508,944	$998,193
Non-U.S. customers (each country individually insignificant)	100,213	181,744
Total revenues	$609,157	$1,179,937

The Company distinguishes revenues from external customers by geographic area based on customer location.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements that refer to the proposed Inmarsat Transaction (as defined below) and any statements regarding the expected timing, benefits, synergies, growth opportunities and other financial and operating benefits thereof, the closing of the Inmarsat Transaction and timing or satisfaction of regulatory and other closing conditions; the proposed Link-16 TDL Sale (as defined below and together with the Inmarsat Transaction, the Transactions) and any statements regarding the expected timing, costs and benefits thereof; our anticipated operations, financial position, liquidity, performance, prospects or growth and scale opportunities following the closing of the Transactions; the impact of the novel coronavirus (COVID-19) pandemic on our business; our expectations regarding an end to the pandemic and a lessening of its effects on our business, including expectations for increased airline passenger traffic and in-flight connectivity (IFC) growth; projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future economic conditions and performance; the development, customer acceptance and anticipated performance of technologies, products or services; satellite construction and launch activities; the performance and anticipated benefits of our ViaSat-3 class satellites and any future satellite we may construct or acquire; the expected completion, capacity, service, coverage, service speeds and other features of our satellites, and the timing, cost, economics and other benefits associated therewith; anticipated subscriber growth; plans, objectives and strategies for future operations; international growth opportunities; the number of additional aircraft under existing contracts with commercial airlines anticipated to be put into service with our IFC systems; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ materially include: risks and uncertainties related to the Transactions, including the failure to obtain, or delays in obtaining, required regulatory approvals or clearances; the risk that any such approval may result in the imposition of conditions that could adversely affect us or the expected benefits of the Transactions; the failure to satisfy any of the closing conditions to the Transactions on a timely basis or at all; any adverse impact on our business as a result of uncertainty surrounding the Transactions or on the business of Inmarsat as a result of uncertainty surrounding the Inmarsat Transaction; the nature, cost and outcome of any legal proceedings related to either Transaction; the occurrence of any event, change or other circumstances that could give rise to the termination of the definitive agreement for either Transaction, including in circumstances requiring Viasat to pay a termination fee with respect to the Inmarsat Transaction; the risk that Viasat’s stock price may decline significantly if either Transaction is not consummated; the failure to obtain the necessary debt financing arrangements set forth in the commitment letters received in connection with the Inmarsat Transaction; risks that either Transaction disrupts current plans and operations or diverts management’s attention from its ongoing business; the effect of the announcement of the either Transaction on our ability to retain and hire key personnel and maintain relationships with our customers, suppliers and others with whom we do business; our ability to successfully integrate Inmarsat operations, technologies and employees; the ability to realize anticipated benefits and synergies of the Inmarsat Transaction and our other acquisitions, including the expectation of enhancements to Viasat’s products and services, greater revenue or growth opportunities, operating efficiencies and cost savings; the ability to ensure continued performance and market growth of our business following the closing of the Transactions; our ability to realize the anticipated benefits of the ViaSat-3 class satellites and any future satellite we may construct or acquire; unexpected expenses related to our satellite projects; our ability to successfully implement our business plan for our broadband services on our anticipated timeline or at all; capacity constraints in our business in the lead-up to the launch of services on our ViaSat-3 satellites; risks associated with the construction, launch and operation of satellites, including the effect of any anomaly, operational failure or degradation in satellite performance; the impact of the COVID-19 pandemic on our business, suppliers, consumers, customers, and employees or the overall economy; our ability to successfully develop, introduce and sell new technologies, products and services; audits by the U.S. Government; changes in the global business environment and economic conditions; delays in approving U.S. Government budgets and cuts in government defense expenditures; our reliance on U.S. Government contracts, and on a small number of contracts which account for a significant percentage of our revenues; reduced demand for products and services as a result of continued constraints on capital spending by customers; changes in relationships with, or the financial condition of, key customers or suppliers; our reliance on a limited number of third parties to manufacture and supply our products; increased competition; introduction of new technologies and other factors affecting the communications and defense industries generally; the effect of adverse regulatory changes (including changes affecting spectrum availability or permitted uses) on our ability to sell or deploy our products and services;

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

Company Overview

We are an innovator in communications technologies and services, focused on making connectivity accessible, available and secure for all. Our end-to-end platform of high-capacity Ka-band satellites, ground infrastructure and user terminals enables us to provide cost-effective, high-speed, high-quality broadband solutions to enterprises, consumers, military and government users around the globe, whether on the ground, in the air or at sea. In addition, our government business includes a market-leading portfolio of military tactical data link systems, satellite communication products and services, and cybersecurity and information assurance products and services. We believe that our diversification strategy— anchored in a broad portfolio of products and services—our vertical integration approach and our ability to effectively cross-deploy technologies between government and commercial applications and segments as well as across different geographic markets, provide us with a strong foundation to sustain and enhance our leadership in advanced communications and networking technologies. Viasat, Inc. was incorporated in California in 1986, and reincorporated as a Delaware corporation in 1996.

We conduct our business through three segments: satellite services, commercial networks and government systems.

Sale of Link-16 TDL Business

On October 1, 2022, we entered into an Asset Purchase Agreement to sell certain assets and assign certain liabilities comprising our Link-16 Tactical Data Links business (the Link-16 TDL Business), part of our government systems segment, to L3Harris Technologies, Inc., in exchange for approximately $1.96 billion in cash (subject to certain adjustments), on and subject to the terms and conditions set forth therein (the Link-16 TDL Sale). In accordance with authoritative guidance for discontinued operations (Accounting Standards Codification (ASC) 205-20), we determined that the Link-16 TDL Business met held-for-sale and discontinued operations accounting criteria at the end of the second quarter of fiscal year 2023. Accordingly, we classified the results of the Link-16 TDL Business as discontinued operations in our condensed consolidated statements of operations for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale and discontinued operations in the condensed consolidated balance sheets for all periods presented. The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. Unless otherwise noted, discussion throughout this Quarterly Report on Form 10-Q relates to continuing operations only and excludes the Link-16 TDL Business. See Note 4 — Discontinued Operations to our condensed consolidated financial statements for additional information.

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

We have obtained financing commitments for an additional $1.6 billion of new debt facilities in connection with the Inmarsat Transaction (which may be secured and/or unsecured). However, we expect that the actual amount of indebtedness incurred under these commitments will be lower in light of the $299.3 million reduction in the cash purchase price payable in the Inmarsat Transaction. We also plan to assume $2.1 billion in principal amount of Inmarsat senior secured bonds and the outstanding indebtedness under Inmarsat’s $2.4 billion senior secured credit facilities.

Other Acquisitions

On April 30, 2021, we completed our acquisition of the remaining 51% interest in Euro Broadband Infrastructure Sàrl (EBI), a satellite broadband internet service provider in Europe, Middle East and Africa (EMEA), from Eutelsat. We paid approximately $167.0 million in cash, net of what is currently estimated to be an immaterial amount of estimated purchase price consideration (net of approximately $121.7 million of EBI's cash on hand, resulting in a cash outlay of approximately $51.0 million).

On April 30, 2021, we completed our acquisition of RigNet, Inc. (RigNet), a leading provider of ultra-secure, intelligent networking solutions and specialized applications. In connection with the acquisition, we issued approximately 4.0 million shares of our common stock to RigNet former shareholders, paid down $107.3 million of outstanding borrowings of RigNet’s revolving credit facility, and retained approximately $20.6 million of RigNet’s cash on hand.

The assets and results of operations of EBI and RigNet are primarily included in our satellite services segment, with insignificant amounts included in our commercial networks segment.

COVID-19

Although our financial results for the three and six months ended September 30, 2022 continued to be impacted by the COVID-19 pandemic, the impact was not material to our financial position, results of operations or cash flows in such periods. We continue to expect our diversified businesses to provide resiliency in fiscal year 2023.

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
•
In-flight services, which provide industry-leading IFC, wireless in-flight entertainment and aviation software services. As of September 30, 2022, we had our IFC systems installed and in service on approximately 1,970 commercial aircraft, of which, due to impacts of the COVID-19 pandemic approximately 20 were inactive at quarter end. We anticipate that approximately 1,270 additional commercial aircraft under existing customer agreements with commercial airlines will be put into service with our IFC systems. However, the timing of installation and entry into service for additional aircraft under existing customer agreements may be delayed due to COVID-19 impacts. Additionally, due to the nature of commercial airline contracts, there can be no assurance that anticipated IFC services will be activated on all such additional commercial aircraft.

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

Commercial Networks

Our commercial networks segment develops and sells a wide array of advanced satellite and wireless products, antenna systems and terminal solutions that support or enable the provision of high-speed fixed and mobile broadband services. We design, develop and produce space system solutions for multiple orbital regimes, including geostationary, medium earth orbit and low earth orbit. The primary products, systems, solutions and services offered by our commercial networks segment are comprised of:

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
•
Tactical data links, including our Battlefield Awareness and Targeting System — Dismounted handheld Link-16 radios, our Small Tactical Terminal 2-channel radios for manned and unmanned applications, “disposable”

defense data links, and our Multifunctional Information Distribution System (MIDS) and MIDS Joint Tactical Radio Systems terminals for military fighter jets. On October 1, 2022, we entered into an Asset Purchase Agreement to sell certain assets and assign certain liabilities comprising our Link-16 TDL Business to L3Harris Technologies, Inc. See Note 4 — Discontinued Operations to our condensed consolidated financial statements for additional information.

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

Revenues in our commercial networks and government systems segments are primarily derived from three types of contracts: fixed-price contracts (which require us to provide products and services under a contract at a specified price), cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit), and time-and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

Historically, a significant portion of our revenues in our commercial networks and government systems segments has been derived from customer contracts that include the development of products. The development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. See Note 1 — Basis of Presentation to our condensed consolidated financial statements for additional information.

To date, our ability to grow and maintain our revenues in our commercial networks and government systems segments has depended on our ability to identify and target markets where the customer places a high priority on the technology solution, and our ability to obtain additional sizable contract awards. Due to the nature of this process, it is difficult to predict the probability and timing of obtaining awards in these markets.

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

Revenue recognition

We apply the five-step revenue recognition model under Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (commonly referred to as ASC 606) to our contracts with our customers. Under this model, we (1) identify the contract with the customer, (2) identify our performance obligations in the contract, (3) determine the transaction price for the contract, (4) allocate the transaction price to our performance obligations and (5) recognize revenue when or as we satisfy our performance obligations. These performance obligations generally include the purchase of services (including broadband capacity and the leasing of broadband equipment), the purchase of products, and the development and delivery of complex equipment built to customer specifications under long-term contracts.

The timing of satisfaction of performance obligations may require judgment. We derive a substantial portion of our revenues from contracts with customers for services, primarily consisting of connectivity services. These contracts typically require advance or recurring monthly payments by the customer. Our obligation to provide connectivity services is satisfied over time as the customer simultaneously receives and consumes the benefits provided. The measure of progress over time is based upon either a period of time (e.g., over the estimated contractual term) or usage (e.g., bandwidth used/bytes of data processed). We evaluate whether broadband equipment provided to our customer as part of the delivery of connectivity services represents a lease in accordance with the authoritative guidance for leases (ASC 842). As discussed in Note 1 – Basis of Presentation – Leases to our condensed consolidated financial statements, for broadband equipment leased to fixed broadband customers in conjunction with the delivery of connectivity services, we account for the lease and non-lease components of connectivity services arrangement as a single performance obligation as the connectivity services represent the predominant component.

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

Performance obligations related to developing and delivering complex equipment built to customer specifications under long-term contracts are recognized over time as these performance obligations do not create assets with an alternative use to us and we have an enforceable right to payment for performance to date. To measure the transfer of control, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for our contracts because that best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Estimating the total costs at completion of a performance obligation requires management to make estimates related to items such as subcontractor performance, material costs and availability, labor costs and productivity and the costs of overhead. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recognized in the period the loss is determined. A one percent variance in our future cost estimates on open fixed-price contracts as of September 30, 2022 would change our income (loss) before income taxes by an insignificant amount.

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

Leases

In accordance with ASC 842, we assess at contract inception whether the contract is, or contains, a lease. Generally, we determine that a lease exists when (1) the contract involves the use of a distinct identified asset, (2) we obtain the right to substantially all economic benefits from use of the asset, and (3) we have the right to direct the use of the asset. A lease is classified as a finance lease when one or more of the following criteria are met: (1) the lease transfers ownership of the asset by the end of the lease term, (2) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (3) the lease term is for a major part of the remaining useful life of the asset, (4) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset or (5) the asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. A lease is classified as an operating lease if it does not meet any of these criteria.

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

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by us for the three and six months ended September 30, 2022 and 2021.

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

Income taxes and valuation allowance on deferred tax assets

Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis to determine if the weight of available evidence suggests that an additional valuation allowance is needed. In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the event that our estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established, which would cause a decrease to income in the period such determination is made. Our valuation allowance against deferred tax assets increased from $78.1 million at March 31, 2022 to $143.6 million at September 30, 2022. The valuation allowance relates to state and foreign net operating loss carryforwards, state R&D tax credit carryforwards and foreign tax credit carryforwards.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data of our continuing operations for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues:	100%	100%	100%	100%
Product revenues	39	36	35	36
Service revenues	61	64	65	64
Operating expenses:
Cost of product revenues	26	30	26	29
Cost of service revenues	41	41	44	41
Selling, general and administrative	27	25	28	26
Independent research and development	5	7	5	6
Amortization of acquired intangible assets	1	1	1	1
Income (loss) from continuing operations	—	(4)	(5)	(3)
Interest (expense) income, net	—	(1)	—	(1)
Income (loss) from continuing operations before income taxes	1	(5)	(5)	(4)
(Provision for) benefit from income taxes from continuing operations	(12)	1	(4)	2
Net income (loss) from continuing operations	(11)	(4)	(9)	(2)
Net income (loss) from discontinued operations, net of tax	4	4	4	4
Net income (loss) attributable to Viasat, Inc.	(7)	1	(6)	2

Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2022	September 30, 2021	Increase (Decrease)	Increase (Decrease)
Product revenues	$254.9	$221.1	$33.8	15%
Service revenues	401.8	388.1	13.7	4%
Total revenues	$656.7	$609.2	$47.5	8%

Our total revenues increased by $47.5 million as a result of a $33.8 million increase in product revenues and a $13.7 million increase in service revenues. The product revenue increase was driven primarily by a $40.9 million increase in our commercial networks segment, primarily the result of the Cisco Systems, Inc. (Cisco) settlement. Cisco, which previously acquired Acacia Communications, Inc. (Acacia), paid us $62.2 million during the three months ended September 30, 2022 in order to fully satisfy the July 2019 judgment previously entered against Acacia (the Cisco Settlement), of which we recorded $55.8 million as product revenue in our commercial networks segment (see Note 1 — Basis of Presentation to our condensed consolidated financial statements for more information), partially offset by a $7.1 million decrease in our government systems segment. The service revenue increase was primarily driven by increases of $9.0 million in our government systems segment and $4.3 million in our commercial networks segment.

Cost of revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2022	September 30, 2021	Increase (Decrease)	Increase (Decrease)
Cost of product revenues	$171.1	$183.9	$(12.8)	(7)%
Cost of service revenues	267.4	249.9	17.5	7%
Total cost of revenues	$438.6	$433.8	$4.7	1%

Cost of revenues increased $4.7 million due to an increase of $17.5 million in cost of service revenues, partially offset by a $12.8 million decrease in cost of product revenues. The cost of service revenue increase was primarily due to increased service revenues, mainly from our government systems segment, causing an $8.8 million increase in cost of service revenues on a constant margin basis. The increase in cost of service revenues was further driven by lower margins, primarily from our satellite services segment. The decrease in cost of product revenues was mainly driven by higher margins from our commercial networks segment, primarily the result of the Cisco Settlement described above.

Selling, general and administrative expenses

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2022	September 30, 2021	Increase (Decrease)	Increase (Decrease)
Selling, general and administrative	$177.2	$152.7	$24.5	16%

The $24.5 million increase in selling, general and administrative (SG&A) expenses reflected an increase in support costs of $23.4 million, driven primarily by acquisition related expenses of approximately $9.5 million (mainly related to the Inmarsat Transaction). SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, acquisition and transaction related expenses, facilities, finance, contract administration and general management.

Independent research and development

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2022	September 30, 2021	Increase (Decrease)	Increase (Decrease)
Independent research and development	$32.4	$39.6	$(7.2)	(18)%

The $7.2 million decrease in independent research and development (IR&D) expenses was primarily the result of a $5.8 million decrease in our commercial networks segment (primarily related to next-generation satellite payload technologies).

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to 20 years. The amortization of acquired intangible assets in the second quarter of fiscal year 2023 was relatively flat compared to the prior year period.

Interest income

The $6.7 million increase in interest income for the three months ended September 30, 2022 compared to the prior year period was primarily the result of the Cisco Settlement, described above, of which we recorded $6.4 million as interest income. Please refer to Note 1 — Basis of Presentation to our condensed consolidated financial statements for more information.

Interest expense

The $1.5 million decrease in interest expense for the three months ended September 30, 2022 compared to the prior year period was primarily the result of an increase in the amount of interest capitalized during the second quarter of fiscal year 2023 compared to the prior year period, partially offset by an increase in interest expense related to our senior secured term loan facility (the Term Loan Facility), which was entered into during the fourth quarter of fiscal year 2022.

Income taxes

For the three months ended September 30, 2022, we recorded an income tax provision of $76.1 million, resulting in an effective tax rate of 2,236%. The effective tax rate for the period differed from the U.S statutory rate due primarily to the establishment of a valuation allowance on the deferred tax asset for California R&D tax credits that was partially offset by the benefit of federal R&D tax credits. For the three months ended September 30, 2021, we recorded an income tax benefit of $9.1 million, resulting in an effective tax rate of 30%. The effective tax rates for such periods differed from the U.S. statutory rate primarily due to the benefit of federal R&D tax credits.

Segment Results for the Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021

Satellite services segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2022	September 30, 2021	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$—	$—	$—	—%
Segment service revenues	300.5	300.1	0.4	—%
Total segment revenues	$300.5	$300.1	$0.4	—%

The slight increase in our satellite services segment revenues for the three months ended September 30, 2022 compared to the prior year period was primarily due to an increase in our in-flight services business, largely offset by a decline in U.S. fixed broadband revenue due to fewer residential subscribers as we manage our bandwidth capacity in support of our growing mobility services ahead of the ViaSat-3 launch. Our in-flight services business service revenue increased as the number of commercial aircraft receiving our in-flight services through our IFC systems increased, passenger air traffic continued to increase and aircraft that were previously inactive as a result of the COVID-19 pandemic continued to return to service.

Segment operating profit (loss)

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2022	September 30, 2021	Increase (Decrease)	Increase (Decrease)
Segment operating profit (loss)	$(6.1)	$14.3	$(20.4)	(142)%
Percentage of segment revenues	(2)%	5%

The change in our satellite services segment operating profit to an operating loss was driven primarily by lower earnings contributions of $10.9 million due to lower contribution from our fixed broadband services business, higher SG&A costs of $9.6 million mainly attributable to acquisition expenses related to the Inmarsat Transaction, growing expenses associated with activating more of the ViaSat-3 ground network and international activities, and increased expenses as a result of supply chain shortages.

Commercial networks segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2022	September 30, 2021	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$159.8	$118.9	$40.9	34%
Segment service revenues	20.2	15.9	4.3	27%
Total segment revenues	$180.0	$134.8	$45.2	34%

Our commercial networks segment revenues increased by $45.2 million, due to a $40.9 million increase in product revenues and a $4.3 million increase in service revenues. The increase in product revenues was primarily the result of the Cisco Settlement described above, of which we recorded $55.8 million as product revenue in our commercial networks segment (see Note 1 — Basis of Presentation to our condensed consolidated financial statements for more information), partially offset by a decrease of $14.3 million in mobile broadband satellite communication systems products, related to lower IFC terminal shipments resulting mainly from delayed aircraft deliveries to our commercial airline customers. The increase in service revenues was primarily driven by an increase in mobile broadband satellite communication systems services.

Segment operating profit (loss)

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2022	September 30, 2021	(Increase) Decrease	(Increase) Decrease
Segment operating profit (loss)	$(0.8)	$(52.0)	$51.2	98%
Percentage of segment revenues	—%	(39)%

The decrease in our commercial networks segment operating loss was primarily driven by higher earnings contributions of $53.6 million, due to an increase in revenues, as discussed above. Additionally, the decrease in our commercial networks segment operating loss was further driven by a decrease of $5.8 million in IR&D expenses (primarily related to next-generation satellite payload technologies). The decrease in commercial networks segment operating loss was partially offset by higher SG&A costs of $8.3 million, which includes legal and other expenses related to the Cisco Settlement, described above.

Government systems segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2022	September 30, 2021	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$95.0	$102.1	$(7.1)	(7)%
Segment service revenues	81.1	72.1	9.0	12%
Total segment revenues	$176.1	$174.2	$1.9	1%

Our government systems segment revenues increased by $1.9 million due to a $9.0 million increase in service revenues, partially offset by a $7.1 million decrease in product revenues. The service revenue increase was primarily due to a $9.2 million increase in government satellite communication systems services. The decrease in product revenues was mainly due to a $7.4 million decrease in government satellite communication systems, and a $2.6 million decrease in tactical satcom radio products, partially offset by a $3.5 million increase in cybersecurity and information assurance products. Our government systems segment continued to show some impacts from the COVID-19 pandemic, due to continuing certification delays and supply chain component shortages, but government systems segment awards remained strong through the end of the second quarter of fiscal year 2023. As noted above, all government systems segment results reported herein exclude the Link-16 TDL Business, which are reported as discontinued operations in our condensed consolidated statements of operations for all periods presented.

Segment operating profit (loss)

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2022	September 30, 2021	Increase (Decrease)	Increase (Decrease)
Segment operating profit (loss)	$15.4	$20.7	$(5.3)	(26)%
Percentage of segment revenues	9%	12%

The $5.3 million decrease in our government systems segment operating profit was primarily driven by a $6.7 million increase in SG&A costs (primarily related to acquisition expenses related to the Inmarsat Transaction). The decrease in operating profit was partially offset by lower IR&D expenses of $1.3 million.

Six Months Ended September 30, 2022 vs. Six Months Ended September 30, 2021

Revenues

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2022	September 30, 2021	Increase (Decrease)	Increase (Decrease)
Product revenues	$424.1	$426.7	$(2.6)	(1)%
Service revenues	804.0	753.2	50.8	7%
Total revenues	$1,228.1	$1,179.9	$48.2	4%

Our total revenues grew by $48.2 million as a result of a $50.8 million increase in service revenues, partially offset by a $2.6 million decrease in product revenues. The service revenue increase was due to increases of $38.4 million in our satellite services segment, $6.5 million in our commercial networks segment, and $5.9 million in our government systems segment. The decrease in product revenues was driven primarily by a $35.5 million decrease in our government systems segment, partially offset by a $32.9 million increase in our commercial networks segment, primarily the result of the Cisco Settlement described above, of which we recorded $55.8 million as product revenue in our commercial networks segment (see Note 1 — Basis of Presentation to our condensed consolidated financial statements for more information).

Cost of revenues

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2022	September 30, 2021	Increase (Decrease)	Increase (Decrease)
Cost of product revenues	$318.6	$347.9	$(29.3)	(8)%
Cost of service revenues	536.0	480.8	55.2	11%
Total cost of revenues	$854.6	$828.7	$25.9	3%

Cost of revenues increased by $25.9 million due to an increase of $55.2 million in cost of service revenues, partially offset by a $29.3 million decrease in cost of product revenues. The cost of service revenue increase was primarily due to increased service revenues, mainly from our satellite services segment, causing a $32.4 million increase in cost of service revenues on a constant margin basis. The increase in cost of service revenues was also driven by lower margins, also from our satellite services segment. The decrease in cost of product revenues was mostly driven by higher margins, primarily from our commercial networks segment, primarily the result of the Cisco Settlement described above.

Selling, general and administrative expenses

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2022	September 30, 2021	Increase (Decrease)	Increase (Decrease)
Selling, general and administrative	$348.8	$303.4	$45.4	15%

The $45.4 million increase in SG&A expenses reflected an increase in support costs of $37.4 million, driven primarily by acquisition-related expenses of $15.6 million (mainly related to the Inmarsat Transaction). The increase in SG&A expenses was also driven by higher selling costs of $5.3 million, reflected primarily in our commercial networks and satellite services segments, and higher bid and proposal costs of $2.7 million. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, acquisition and transaction related expenses, facilities, finance, contract administration and general management.

Independent research and development

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2022	September 30, 2021	Increase (Decrease)	Increase (Decrease)
Independent research and development	$67.2	$73.2	$(6.0)	(8)%

The $6.0 million decrease in IR&D expenses was mainly the result of a decrease of $6.2 million in IR&D efforts in our commercial networks segment (primarily related to next-generation satellite payload technologies).

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to 20 years. The $1.6 million increase in amortization of acquired intangible assets in the first six months of fiscal year 2023 compared to the prior year period was primarily related to the amortization of new intangibles acquired as a result of recent acquisitions.

Interest income

The $6.8 million increase in interest income for the six months ended September 30, 2022 compared to the prior year period was primarily the result of the Cisco Settlement described above, of which we recorded $6.4 million as interest income. Please refer to Note 1 — Basis of Presentation to our condensed consolidated financial statements for more information.

Interest expense

The $1.9 million decrease in interest expense in the six months ended September 30, 2022 compared to the prior year period was primarily due to an increase in the amount of interest capitalized during the first six months of fiscal year 2023 compared to the prior year period, partially offset by an increase in interest expense related to our Term Loan Facility, which was entered into during the fourth quarter of fiscal year 2022.

Income taxes

For the six months ended September 30, 2022, we recorded an income tax provision of $52.5 million, resulting in an effective tax rate of negative 88%. The effective tax rate for the period differed from the U.S. statutory rate due primarily to the establishment of a valuation allowance on the deferred tax asset for California R&D tax credits that was partially offset by the benefit of federal R&D tax credits. For the six months ended September 30, 2021, we recorded an income tax benefit of $19.5 million, resulting in an effective tax rate of 42%. The effective tax rate for the period differed from the U.S. statutory rate due primarily to the benefit of federal R&D tax credits and the reversal of a deferred tax liability recorded for EBI's outside basis difference upon assertion made during the first quarter of fiscal year 2022 to indefinitely reinvest future earnings.

Segment Results for the Six Months Ended September 30, 2022 vs. Six Months Ended September 30, 2021

Satellite services segment

Revenues

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2022	September 30, 2021	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$—	$—	$—	—%
Segment service revenues	612.6	574.2	38.4	7%
Total segment revenues	$612.6	$574.2	$38.4	7%

Our satellite services segment revenues increased by $38.4 million for the six months ended September 30, 2022 compared to the prior year period due to an increase in service revenues. The increase in service revenues was primarily attributable to an increase in our in-flight services business. The increase in in-flight service revenue was driven primarily by an increase in the number of commercial aircraft receiving our in-flight services through our IFC systems, an increase in passenger air traffic and the continued return to service of aircraft that were previously inactive as a result of the COVID-19 pandemic.

Segment operating profit (loss)

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2022	September 30, 2021	Increase (Decrease)	Increase (Decrease)
Segment operating profit (loss)	$(4.7)	$24.3	$(29.0)	(119)%
Percentage of segment revenues	(1)%	4%

The change in our satellite services segment operating profit to an operating loss was primarily driven by higher SG&A costs of $21.6 million (mainly attributable to acquisition expenses related to the Inmarsat Transaction) as well as growing expenses associated with activating more of the ViaSat-3 ground network and international activities, as well as increased expenses as a result of supply chain shortages. The increase in our satellite services segment operating loss was further driven by lower earnings contributions of $7.0 million from our fixed broadband services business.

Commercial networks segment

Revenues

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2022	September 30, 2021	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$253.4	$220.5	$32.9	15%
Segment service revenues	39.4	32.9	6.5	20%
Total segment revenues	$292.8	$253.4	$39.4	16%

Our commercial networks segment revenues increased by $39.4 million, due to a $32.9 million increase in product revenues and a $6.5 million increase in service revenues. The increase in product revenues was primarily the result of the Cisco Settlement described above, of which we recorded $55.8 million as product revenue in our commercial networks segment. Please refer to Note 1 — Basis of Presentation to our condensed consolidated financial statements for more information. The increase in product revenues was partially offset by a decrease of $24.4 million in mobile broadband satellite communication systems products due to lower IFC terminal shipments resulting mainly from delayed aircraft deliveries to our commercial airline customers. The increase in service revenues was primarily driven by an increase in mobile broadband satellite communication systems services.

Segment operating profit (loss)

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2022	September 30, 2021	(Increase) Decrease	(Increase) Decrease
Segment operating profit (loss)	$(50.2)	$(96.1)	$45.9	48%
Percentage of segment revenues	(17)%	(38)%

The $45.9 million reduction in our commercial networks operating loss was driven primarily by higher earnings contributions of $49.5 million, primarily due to higher revenues as described above. The reduction in operating loss was also due to a $6.2 million decrease in IR&D expenses (primarily related to next-generation satellite payload technologies). The decrease in operating loss was partially offset by higher SG&A costs of $9.7 million, which includes legal and other expenses related to the Cisco Settlement described above.

Government systems segment

Revenues

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2022	September 30, 2021	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$170.7	$206.2	$(35.5)	(17)%
Segment service revenues	152.0	146.1	5.9	4%
Total segment revenues	$322.7	$352.3	$(29.6)	(8)%

Our government systems segment revenues decreased by $29.6 million due to a $35.5 million decrease in product revenues, partially offset by a $5.9 million increase in service revenues. The product revenue decrease was primarily driven by a $16.5 million decrease in government satellite communication systems products, a $10.9 million decrease in government mobile broadband products, and a $3.7 million decrease in tactical satcom radio products. Our government systems segment continued to show some impacts from the COVID-19 pandemic, due to continuing certification delays and supply chain component shortages, but government systems segment awards remained strong in the first six months of the fiscal year. The service revenue increase was primarily due to an $11.8 million increase in government satellite communication systems services, partially offset by a $5.6 million decrease in government mobile broadband services. As noted above, all government systems segment results reported herein exclude the Link-16 TDL Business, which are reported as discontinued operations in our condensed consolidated statements of operations for all periods presented.

Segment operating profit (loss)

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2022	September 30, 2021	Increase (Decrease)	Increase (Decrease)
Segment operating profit (loss)	$12.4	$46.5	$(34.1)	(73)%
Percentage of segment revenues	4%	13%

The $34.1 million decrease in our government systems segment operating profit was driven by lower earnings contributions of $20.2 million, primarily due to a decrease in revenue from our government mobile broadband business. The decrease in operating profit was also driven by a $14.1 million increase in SG&A costs (primarily related to acquisition expenses related to the Inmarsat Transaction).

Backlog

As reflected in the table below, our overall firm and funded backlog (including discontinued operations) increased during the first six months of fiscal year 2023.

	As of September 30, 2022	As of March 31, 2022
	(In millions)
Firm backlog (including discontinued operations)
Satellite services segment	$466.4	$554.5
Commercial networks segment	715.5	632.2
Government systems segment	1,188.4	846.0
Total	$2,370.3	$2,032.7
Funded backlog (including discontinued operations)
Satellite services segment	$466.4	$554.5
Commercial networks segment	643.0	583.1
Government systems segment	1,089.8	803.4
Total	$2,199.2	$1,941.0

The firm backlog does not include contract options. As of September 30, 2022, of the $2.4 billion in firm backlog (including approximately $599.7 million attributable to discontinued operations), a little over half is expected to be delivered during the next 12 months, with the balance delivered thereafter. We include in our backlog only those orders for which we have accepted purchase orders, and not anticipated purchase orders and requests. In our satellite services segment, our backlog includes fixed broadband service revenues under our subscriber agreements, but does not include future recurring IFC service revenues under our agreements with commercial airlines. As of September 30, 2022, our IFC systems were installed and in service on approximately 1,970 commercial aircraft, of which, due to impacts of the COVID-19 pandemic, approximately 20 were inactive at quarter end. While domestic airline traffic continued to increase during fiscal year 2023 (with increased planes in service and higher passenger volumes), global airline traffic has not yet recovered to pre-pandemic levels. We expect to continue to see some negative impacts on revenues and operating cash flows from our IFC businesses in fiscal year 2023 and potentially beyond but for the effects to continue to lessen over time with increases in passenger air traffic and the return to service of additional currently inactive aircraft. We anticipate that approximately 1,270 additional commercial aircraft under existing customer agreements with commercial airlines will be put into service with our IFC systems. However, the timing of installation and entry into service of IFC systems on additional aircraft under existing customer agreements may be delayed as a result of the impact of the COVID-19 pandemic on the global airline industry. Accordingly, there can be no assurance that all anticipated purchase orders and requests will be placed or that anticipated IFC services will be activated.

Our total new awards (including discontinued operations, but excluding future revenue under recurring consumer commitment arrangements) were approximately $1.1 billion and $1.9 billion for the three and six months ended September 30, 2022, respectively, compared to approximately $831.7 million and $1.4 billion for the three and six months ended September 30, 2021, respectively.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing, export credit agency financing and equity financing. In addition, we expect a portion of the net cash proceeds from the Link-16 TDL Sale to be used to finance our continuing operations and reduce debt, whether existing or committed as part of the Inmarsat Transaction. At September 30, 2022, we had $149.2 million in cash and cash equivalents, $343.5 million in working capital, and $210.0 million in principal amount of outstanding borrowings and borrowing availability of $429.2 million under our Revolving Credit Facility. At March 31, 2022, we had $310.5 million in cash and cash equivalents, $389.1 million in working capital, and no outstanding borrowings and borrowing availability of $637.0 million under our Revolving Credit Facility. We invest our cash in excess of current operating requirements in short-term, highly liquid bank money market accounts.

We have obtained financing commitments for an additional $1.6 billion of new debt facilities in connection with the Inmarsat Transaction (which may be secured and/or unsecured). However, we expect that the actual amount of indebtedness incurred under these commitments will be lower in light of the $299.3 million reduction in the cash purchase price payable in the Inmarsat Transaction. We also plan to assume $2.1 billion in principal amount of Inmarsat senior secured bonds and the outstanding indebtedness under Inmarsat’s $2.4 billion senior secured credit facilities.

The general cash needs of our satellite services, commercial networks and government systems segments can vary significantly and our future capital requirements will depend upon many factors, including the timing and amount of cash required to consummate the Inmarsat Transaction (including the cash portion of the purchase price, transaction-related costs and integration-related costs, see the discussion above under "Inmarsat Acquisition"), the timing and amount of net cash proceeds received from the Link-16 TDL Sale (see discussion above under "Sale of Link-16 TDL Business"), cash required for our satellite projects and any future broadband satellite projects we may engage in, expansion of our IR&D and marketing efforts, and the nature and timing of orders. In particular:

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

Although we can give no assurances concerning our future liquidity, we believe that we have adequate sources of funding to meet our anticipated operating requirements for the next 12 months, as well as to fund the consummation of the Inmarsat Transaction, which include, but are not limited to, cash on hand, borrowing capacity, cash expected to be provided by operating activities, expected net proceeds of the Link-16 TDL Sale, and financing commitments obtained in connection with the Inmarsat Transaction.

Cash flows

Cash provided by operating activities for the first six months of fiscal year 2023 was $228.1 million compared to $227.8 million in the prior year period. This insignificant increase was primarily driven by a $6.0 million year-over-year decrease in cash used to fund net operating assets, largely offset by our operating results (net income (loss) adjusted for depreciation, amortization and other non-cash charges) which resulted in $5.7 million of lower cash provided by operating activities year-over-year. The decrease in cash used to fund net operating assets during the first six months of fiscal year 2023 when compared to the prior year period was primarily due to an increase in cash inflows year-over-year from our collections in excess of revenues and deferred revenues included in accrued liabilities primarily due to the timing of milestone billings for certain larger development projects in our commercial networks segment, partially offset by a higher increase in cash used for IFC terminal inventory in our commercial networks segment in expectation of related revenue ramp up over the remainder of fiscal year 2023 for both existing and new commercial airline customers.

Cash used in investing activities for the first six months of fiscal year 2023 was $554.8 million compared to $613.6 million in the prior year period. This $58.8 million decrease in cash used in investing activities year-over-year reflects $138.7 million in cash used for the RigNet and EBI acquisitions in the first quarter of fiscal year 2022, partially offset by an increase of $59.7 million in capital expenditures used for property and other general purpose equipment year-over-year. Cash used in investing activities related to our discontinued operations was slightly higher year-over-year related to an insignificant increase in capital expenditures used for property and other general purpose equipment.

Cash provided by financing activities for the first six months of fiscal year 2023 was $168.4 million compared to $310.3 million for the prior year period. This $141.9 million decrease in cash provided by financing activities year-over-year was mainly due to an increase in payments of debt borrowings of $67.1 million year-over-year, a decrease in proceeds from debt borrowings of $45.0 million year-over-year and a payment of $30.0 million by our majority-owned subsidiary, TrellisWare Technologies, Inc., to repurchase shares of its common stock from its stockholders (see Note 1 — Basis of Presentation – Noncontrolling interest to our condensed consolidated financial statements for further information).

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

Long-term debt

As of September 30, 2022, the aggregate principal amount of our total outstanding indebtedness was $2.7 billion, which was comprised of $700.0 million in principal amount of 2025 Notes, $600.0 million in principal amount of 2027 Notes, $400.0 million in principal amount of 2028 Notes (together with the 2025 Notes and 2027 Notes, the Notes), $698.3 million in principal amount of outstanding borrowings under our Term Loan Facility, $210.0 million in principal amount of outstanding borrowings under our $700.0 million Revolving Credit Facility, $68.8 million in principal amount of outstanding borrowings under our direct loan facility with the Export-Import Bank of the United States (the Ex-Im Credit Facility) and $42.8 million of finance lease obligations. For information regarding our Term Loan Facility, Revolving Credit Facility and Ex-Im Facility (collectively, the Credit Facilities) and Notes, refer to Note 8 – Senior Notes and Other Long-Term Debt to our condensed consolidated financial statements.

Capital Expenditures and IR&D Investments

For a discussion of our capital expenditures and IR&D investments, see Part II, Item 7, “Liquidity and Capital Resources – Capital Expenditures and IR&D Investments” in our Annual Report on Form 10-K for the year ended March 31, 2022.

Contractual Obligations

The following table sets forth a summary of certain material cash requirements for known contractual obligations and commitments (including in respect of our discontinued operations) at September 30, 2022:

(In thousands, including interest where applicable)	Next 12 months	Thereafter
Operating leases (1)	$80,974	$397,492
Senior Notes and Other Long-Term Debt (2)	200,675	3,315,590
Purchase commitments including satellite-related agreements	1,510,703	1,036,825
Total	$1,792,352	$4,749,907

(1)
These amounts are inclusive of the operating leases for facilities which are attributable to discontinued operations.
(2)
To the extent that the interest rate on any long-term debt is variable, amounts reflected represent estimated interest payments on the applicable current outstanding balance based on the interest rate at September 30, 2022 until the applicable maturity date.

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

Our condensed consolidated balance sheets included $141.7 million and $153.2 million of “other liabilities” as of September 30, 2022 and March 31, 2022, respectively, which primarily consisted of the long-term portion of deferred revenues, the long-term portion of our satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites, deferred income taxes and our long-term warranty obligations. With the exception of the long-term portion of our satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites (which is included under “Purchase commitments including satellite-related agreements”), these remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 12 — Commitments to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2022 for additional information regarding satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites. See Note 9 — Product Warranty to our condensed consolidated financial statements for a discussion of our product warranties. Also excluded from the above table are amounts payable to the Sellers under the Purchase Agreement in the Inmarsat Transaction.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at September 30, 2022 as defined in Regulation S-K Item 303(b) other than as discussed under “Contractual Obligations” above or disclosed in the notes to our condensed consolidated financial statements included in this report or in our Annual Report on Form 10-K for the year ended March 31, 2022.

Recent Authoritative Guidance

For information regarding recently adopted and issued accounting pronouncements, see Note 1 — Basis of Presentation to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and short-term and long-term obligations (including the Credit Facilities and the Notes). We consider investments in highly liquid instruments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. As of September 30, 2022, we had $698.3 million in principal amount of outstanding borrowings under our Term Loan Facility, $210.0 million in principal amount of outstanding borrowings under our Revolving Credit Facility, $68.8 million in principal amount of outstanding borrowings under our Ex-Im Credit Facility, $700.0 million in aggregate principal amount outstanding of the 2025 Notes, $600.0 million in aggregate principal amount outstanding of the 2027 Notes and $400.0 million in aggregate principal amount outstanding of the 2028 Notes, and we held no short-term investments. The Notes and borrowings under our Ex-Im Credit Facility bear interest at a fixed rate and therefore our exposure to market risk for changes in interest rates relates primarily to borrowings under our Term Loan Facility and Revolving Credit Facility, cash equivalents, short-term investments and short-term obligations.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain a significant amount of our cash balance in money market accounts. In general, money market accounts are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our cash and cash equivalents earn interest at variable rates. Our interest income has been and may continue to be negatively impacted by low market interest rates. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. If the underlying weighted average interest rate on our cash and cash equivalents, assuming balances remain constant over a year, changed by 50 basis points, interest income would have increased or decreased by an insignificant amount for both the three and six months ended September 30, 2022 and 2021. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material.

Our primary interest rate under the Term Loan Facility is the SOFR rate plus 4.50%. As of September 30, 2022, the effective interest rate on our outstanding borrowings under the Term Loan Facility was 8.21%. Our primary interest rate under the Revolving Credit Facility is the Eurodollar rate plus an applicable margin that is based on our total leverage ratio. As of September 30, 2022, the weighted average effective interest rate on our outstanding borrowings under the Revolving Credit Facility was 4.85%. Accordingly, assuming both the outstanding balances under the Term Loan Facility and the Revolving Credit Facility remained constant over a year, a 50 basis point increase in the interest rates would increase interest incurred, prior to effects of capitalized interest, by approximately $4.6 million over a 12-month period.

Foreign Exchange Risk

We generally conduct our business in U.S. dollars. However, as our international business is conducted in a variety of foreign currencies, we are exposed to fluctuations in foreign currency exchange rates. A five percent variance in foreign currencies in which our international business is conducted would change our income (loss) before income taxes by $1.0 million and an insignificant amount for the three and six months ended September 30, 2022, respectively, and by an insignificant amount for both the three and six months ended September 30, 2021. Our objective in managing our exposure to foreign currency risk is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, from time to time, we may enter into foreign currency forward contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

As of September 30, 2022 and March 31, 2022, we had no foreign currency forward contracts outstanding.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2022, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2022.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, as updated below, which factors could materially affect our business, financial condition, liquidity or future results. Except as set forth below, there have been no material changes to the risk factors described in the "Risk Factors" section in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022. The risks described in our reports on Forms 10-K and 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

Inability to Complete the Link-16 TDL Sale Could Negatively Affect Our Business, Financial Condition and Results of Operations

The closing of the Link-16 TDL Sale is subject to the satisfaction or waiver of certain closing conditions and there can be no assurance that these conditions will be satisfied on the timeline we expect or at all. The Link-16 TDL Sale may also be terminated in certain specified circumstances, including if the sale is not completed by October 1, 2023 (subject to certain extensions under certain circumstances). While the Link-16 TDL Sale is pending or if the sale is not completed, we may be subject to several risks including:

•
the current trading price of our common stock may reflect a market assumption that the Link-16 TDL Sale will be completed;
•
we have incurred and expect to continue to incur significant transaction costs in connection with the Link-16 TDL Sale whether or not the sale is completed;

•
under the Asset Purchase Agreement for the Link-16 TDL Sale, we are subject to certain restrictions on the conduct of the Link-16 TDL Business prior to the completion of the sale, which restrictions could adversely affect our ability to realize certain business strategies or take advantage of certain business opportunities;
•
the negative perception of investors, suppliers, customers or employees if the sale is not consummated;
•
the amount of indebtedness we incur (and resulting net leverage ratio) may be higher if the sale is not consummated; and
•
the attention of our management may be directed toward the completion of the pending sale and related matters, and their focus may be diverted from our day-to-day business operations.

Any of these risks could have a material adverse effect on our business, financial condition and results of operations.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

2.1*	Asset Purchase Agreement, dated as of October 1, 2022, by and between Viasat, Inc. and L3Harris Technologies, Inc.	8-K	000-21767	2.1	10/03/2022

10.1	Sixth Amendment to Credit Agreement, dated as of August 3, 2022, among Viasat Technologies Limited, Viasat, Inc., JP Morgan Chase Bank, National Association, and the Export-Import Bank of the United States	10-Q	000-21767	10.2	08/09/2022

10.2**	1996 Equity Participation Plan of Viasat, Inc. (As Amended and Restated Effective September 1, 2022)	8-K	000-21767	10.1	09/02/2022

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1***	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

* Certain schedules to this Exhibit have been omitted pursuant to Regulation S-K Item 601(b)(2) or 601(a)(5) (as applicable). Viasat agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request; provided, however, that Viasat may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 for any document so furnished.

** Indicates management contract, compensatory plan or arrangement.

*** The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of Viasat under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.

November 9, 2022	/s/ MARK DANKBERG
Mark Dankberg
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ SHAWN DUFFY
Shawn Duffy
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)