Form 10-Q
period 2022-12-31
VIASAT INC
filed 2023-02-09
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022.

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of January 27, 2023 was 76,373,242.

VIASAT, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of December 31, 2022	As of March 31, 2022
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$182,130	$310,459
Accounts receivable, net	368,827	312,172
Inventories	260,886	197,864
Prepaid expenses and other current assets	156,932	141,386
Current assets of discontinued operations	283,404	197,591
Total current assets	1,252,179	1,159,472

Property, equipment and satellites, net	4,198,133	3,704,991
Operating lease right-of-use assets	310,398	343,339
Other acquired intangible assets, net	207,174	236,043
Goodwill	166,293	168,710
Other assets	667,747	699,280
Non-current assets of discontinued operations	—	77,511
Total assets	$6,801,924	$6,389,346
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$300,115	$200,673
Accrued and other liabilities	445,733	482,564
Current portion of long-term debt	41,261	34,911
Current liabilities of discontinued operations	64,114	52,273
Total current liabilities	851,223	770,421

Senior notes	1,688,445	1,686,225
Other long-term debt	1,210,569	764,991
Non-current operating lease liabilities	281,204	316,178
Other liabilities	148,295	153,156
Non-current liabilities of discontinued operations	—	15,781
Total liabilities	4,179,736	3,706,752
Commitments and contingencies (Note 10)
Equity:
Viasat, Inc. stockholders’ equity
Common stock	8	7
Paid-in capital	2,506,355	2,421,950
Retained earnings	121,498	233,530
Accumulated other comprehensive income (loss)	(39,107)	(21,621)
Total Viasat, Inc. stockholders’ equity	2,588,754	2,633,866
Noncontrolling interest in subsidiary	33,434	48,728
Total equity	2,622,188	2,682,594
Total liabilities and equity	$6,801,924	$6,389,346

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	(In thousands, except per share data)
Revenues:
Product revenues	$249,315	$226,708	$682,769	$658,355
Service revenues	402,129	398,559	1,207,290	1,152,077
Total revenues	651,444	625,267	1,890,059	1,810,432
Operating expenses:
Cost of product revenues	205,177	185,057	528,478	535,144
Cost of service revenues	277,856	259,175	814,224	740,085
Selling, general and administrative	162,845	165,855	511,661	469,248
Independent research and development	29,444	36,380	96,625	109,597
Amortization of acquired intangible assets	7,433	7,531	22,335	20,859
Income (loss) from operations	(31,311)	(28,731)	(83,264)	(64,501)
Other income (expense):
Interest income	525	386	7,457	520
Interest expense	(8,747)	(5,411)	(19,258)	(17,796)
Other income, net	—	—	1,098	4,118
Income (loss) from continuing operations before income taxes	(39,533)	(33,756)	(93,967)	(77,659)
(Provision for) benefit from income taxes from continuing operations	(5,212)	3,313	(59,045)	21,966
Equity in income (loss) of unconsolidated affiliate, net	(13)	—	(53)	(256)
Net income (loss) from continuing operations	(44,758)	(30,443)	(153,065)	(55,949)
Net income (loss) from discontinued operations, net of tax	4,333	26,453	44,045	75,121
Net income (loss)	(40,425)	(3,990)	(109,020)	19,172
Less: net income (loss) attributable to noncontrolling interest, net of tax	1,803	2,623	3,012	5,526
Net income (loss) attributable to Viasat, Inc.	$(42,228)	$(6,613)	$(112,032)	$13,646
Income (loss) per share attributable to Viasat, Inc. common stockholders - basic:
Continuing operations	$(0.61)	$(0.45)	$(2.06)	$(0.84)
Discontinued operations	0.06	0.36	0.58	1.03
Income (loss)	$(0.55)	$(0.09)	$(1.48)	$0.19
Income (loss) per share attributable to Viasat, Inc. common stockholders - diluted
Continuing operations	$(0.61)	$(0.45)	$(2.06)	$(0.84)
Discontinued operations	0.06	0.36	0.58	1.03
Income (loss)	$(0.55)	$(0.09)	$(1.48)	$0.19
Shares used in computing basic net income (loss) per share	76,138	73,917	75,586	73,004
Shares used in computing diluted net income (loss) per share	76,138	73,917	75,586	73,004
Comprehensive income (loss):
Net income (loss)	$(40,425)	$(3,990)	$(109,020)	$19,172
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	24,850	(9,297)	(17,486)	(35,973)
Other comprehensive income (loss), net of tax	24,850	(9,297)	(17,486)	(35,973)
Comprehensive income (loss)	(15,575)	(13,287)	(126,506)	(16,801)
Less: comprehensive income (loss) attributable to noncontrolling interest, net of tax	1,803	2,623	3,012	5,526
Comprehensive income (loss) attributable to Viasat, Inc.	$(17,378)	$(15,910)	$(129,518)	$(22,327)

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	December 31, 2022	December 31, 2021
Cash Flows from Continuing and Discontinued Operations	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(109,020)	$19,172
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	307,632	304,145
Amortization of intangible assets	65,848	65,343
Stock-based compensation expense	64,941	64,676
Loss on disposition of fixed assets	36,337	32,383
Deferred income taxes and other non-cash adjustments	81,847	(932)
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(76,208)	(58,166)
Inventories	(64,474)	(14,717)
Other assets	8,680	25,141
Accounts payable	55,421	49,718
Accrued liabilities	(19,374)	(59,135)
Other liabilities	(34,018)	(41,250)
Net cash provided by (used in) operating activities	317,612	386,378
Cash flows from investing activities:
Purchase of property, equipment and satellites	(782,595)	(671,207)
Cash paid for patents, licenses and other assets	(68,152)	(41,041)
Payments related to acquisition of businesses, net of cash acquired	—	(138,668)
Net cash provided by (used in) investing activities	(850,747)	(850,916)
Cash flows from financing activities:
Proceeds from debt borrowings	540,000	440,000
Payments on debt borrowings	(93,853)	(97,784)
Payments of debt issuance costs	(1,511)	—
Repurchase of shares by majority-owned subsidiary	(30,000)	—
Proceeds from issuance of common stock under equity plans	9,626	20,549
Purchase of common stock in treasury (immediately retired) related to tax withholdings for stock-based compensation	(15,921)	(22,165)
Other financing activities	(2,374)	(2,340)
Net cash provided by (used in) financing activities	405,967	338,260
Effect of exchange rate changes on cash	(1,161)	(3,639)
Net increase (decrease) in cash and cash equivalents	(128,329)	(129,917)
Cash and cash equivalents at beginning of period	310,459	295,949
Cash and cash equivalents at end of period	$182,130	$166,032
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$6,923	$36,422
Issuance of common stock in satisfaction of certain accrued compensation liabilities	$27,618	$24,488
Capital expenditures not paid for during the period	$78,642	$73,705
Issuance of common stock in connection with acquisition	$—	$207,169

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Viasat, Inc. Stockholders
	Common Stock
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total
	(In thousands, except share data)
For the Three Months Ended December 31, 2022
Balance at September 30, 2022	75,585,221	$8	$2,496,783	$163,726	$(63,957)	$31,631	$2,628,191
Stock-based compensation	—	—	24,661	—	—	—	24,661
RSU awards vesting, net of shares withheld for taxes which have been retired	787,884	—	(15,089)	—	—	—	(15,089)
Net income (loss)	—	—	—	(42,228)	—	1,803	(40,425)
Other comprehensive income (loss), net of tax	—	—	—	—	24,850	—	24,850
Balance at December 31, 2022	76,373,105	$8	$2,506,355	$121,498	$(39,107)	$33,434	$2,622,188

For the Three Months Ended December 31, 2021
Balance at September 30, 2021	73,398,078	$7	$2,382,356	$269,323	$(16,873)	$38,657	$2,673,470
Exercise of stock options	24,850	—	1,456	—	—	—	1,456
Issuance of stock under Employee Stock Purchase Plan	272,503	—	10,317	—	—	—	10,317
Stock-based compensation	—	—	24,197	—	—	—	24,197
RSU awards vesting, net of shares withheld for taxes which have been retired	697,472	—	(20,423)	—	—	—	(20,423)
Net income (loss)	—	—	—	(6,613)	—	2,623	(3,990)
Other comprehensive income (loss), net of tax	—	—	—	—	(9,297)	—	(9,297)
Balance at December 31, 2021	74,392,903	$7	$2,397,903	$262,710	$(26,170)	$41,280	$2,675,730

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Viasat, Inc. Stockholders
	Common Stock
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total
	(In thousands, except share data)
For the Nine Months Ended December 31, 2022
Balance at March 31, 2022	74,428,816	$7	$2,421,950	$233,530	$(21,621)	$48,728	$2,682,594
Issuance of stock under Employee Stock Purchase Plan	369,712	—	9,626	—	—	—	9,626
Stock-based compensation	—	—	74,865	—	—	—	74,865
Shares issued in settlement of certain accrued employee compensation liabilities	719,989	1	27,618	—	—	—	27,619
RSU awards vesting, net of shares withheld for taxes which have been retired	854,588	—	(15,921)	—	—	—	(15,921)
Other noncontrolling interest activity	—	—	(11,783)			(18,306)	(30,089)
Net income (loss)	—	—	—	(112,032)	—	3,012	(109,020)
Other comprehensive income (loss), net of tax	—	—	—	—	(17,486)	—	(17,486)
Balance at December 31, 2022	76,373,105	$8	$2,506,355	$121,498	$(39,107)	$33,434	$2,622,188

For the Nine Months Ended December 31, 2021
Balance at March 31, 2021	68,529,133	$7	$2,092,595	$249,064	$9,803	$35,765	$2,387,234
Exercise of stock options	27,107	—	1,526	—	—	—	1,526
Issuance of stock under Employee Stock Purchase Plan	586,203	—	19,023	—	—	—	19,023
Stock-based compensation	—	—	75,267	—	—	—	75,267
Shares issued in settlement of certain accrued employee compensation liabilities	457,130	—	24,488	—	—	—	24,488
RSU awards vesting, net of shares withheld for taxes which have been retired	793,141	—	(22,165)	—	—	—	(22,165)
Shares issued in connection with acquisition of business	4,000,189	—	207,169	—	—	—	207,169
Other	—	—	—	—	—	(11)	(11)
Net income (loss)	—	—	—	13,646	—	5,526	19,172
Other comprehensive income (loss), net of tax	—	—	—	—	(35,973)	—	(35,973)
Balance at December 31, 2021	74,392,903	$7	$2,397,903	$262,710	$(26,170)	$41,280	$2,675,730

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2022, the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended December 31, 2022 and 2021, the condensed consolidated statements of cash flows for the nine months ended December 31, 2022 and 2021 and the condensed consolidated statements of equity for the three and nine months ended December 31, 2022 and 2021 have been prepared by the management of Viasat, Inc. (also referred to hereafter as the Company or Viasat), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended March 31, 2022 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 31, 2022 included in the Company’s Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

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

On October 1, 2022, the Company entered into an Asset Purchase Agreement to sell certain assets and assign certain liabilities comprising its Link-16 Tactical Data Links business (the Link-16 TDL Business) to L3Harris Technologies, Inc. (L3Harris) in exchange for approximately $1.96 billion in cash (subject to certain adjustments), on and subject to the terms and conditions set forth therein (the Link-16 TDL Sale). In accordance with authoritative guidance for discontinued operations (Accounting Standards Codification (ASC) 205-20), the Company determined that the Link-16 TDL Business met held-for-sale and discontinued operations accounting criteria at the end of the second quarter of fiscal year 2023. Accordingly, the Company classified the results of the Link-16 TDL Business as discontinued operations in its condensed consolidated statements of operations for all periods presented. Additionally, the related assets and liabilities associated with the Link-16 TDL Business are classified as held for sale and discontinued operations in the condensed consolidated balance sheets for all periods presented. The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. Unless otherwise noted, discussion within the notes to the condensed consolidated financial statements relates to continuing operations only and excludes the Link-16 TDL Business. On January 3, 2023, subsequent to quarter end, the Company completed the Link-16 TDL Sale. See Note 4 — Discontinued Operations for additional information.

On July 8, 2022, Cisco Systems, Inc., which previously acquired Acacia Communications, Inc. (Acacia), paid the Company approximately $62.2 million. The payment fully satisfied the July 2019 judgment previously entered against Acacia related to Acacia's breach of contract and misuse of the Company's soft decision forward error correction technology. During the second quarter of fiscal year 2023, the Company recorded $55.8 million as product revenues in the Company's commercial networks segment and $6.4 million as interest income with respect to such payment.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

Contract costs on U.S. Government contracts are subject to audit and review by the Defense Contracting Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. Government agencies, as well as negotiations with U.S. Government representatives. The Company’s incurred cost audit by the DCAA has not been concluded for fiscal year 2021. As of December 31, 2022, the DCAA had completed its incurred cost audit for fiscal years 2004, 2016, 2019 and 2020 and approved the Company’s incurred costs for those fiscal years, as well as approved the Company’s incurred costs for fiscal years 2005 through 2015, 2017, 2018 and 2022 without further audit based on the determination of low risk. Although the Company has recorded contract revenues subsequent to fiscal year 2020 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of both December 31, 2022 and March 31, 2022, the Company had $12.1 million in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. Government cost reimbursable contracts (see Note 10 — Commitments and Contingencies for more information).

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

Transaction price allocated to remaining performance obligations

The Company’s remaining performance obligations represent the transaction price of firm contracts and orders for which work has not been performed. The Company includes in its remaining performance obligations only those contracts and orders for which it has accepted purchase orders. Remaining performance obligations associated with the Company’s subscribers for fixed consumer and business broadband services in its satellite services segment exclude month-to-month service contracts in accordance with a practical expedient and are estimated using a portfolio approach in which the Company reviews all relevant promotional activities and calculates the remaining performance obligation using the average service component for the portfolio and the average time remaining under the contract. The Company’s future recurring in-flight connectivity service contracts in its satellite services segment do not have minimum service purchase requirements and therefore are not included in the Company’s remaining performance obligations. As of December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $2.2 billion (including approximately $568.9 million attributable to discontinued operations), of which the Company expects to recognize a little over half over the next 12 months, with the balance recognized thereafter.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following sets forth disaggregated reported revenue by segment and product and services for the three and nine months ended December 31, 2022 and 2021 (as noted above, revenue information excludes revenues from the Link-16 TDL Business, which have been classified as discontinued operations):

	Three Months Ended December 31, 2022
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$147,163	$102,152	$249,315
Service revenues	302,412	20,060	79,657	402,129
Total revenues	$302,412	$167,223	$181,809	$651,444

	Nine Months Ended December 31, 2022
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$400,569	$282,200	$682,769
Service revenues	915,059	59,465	232,766	1,207,290
Total revenues	$915,059	$460,034	$514,966	$1,890,059

	Three Months Ended December 31, 2021
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$123,059	$103,649	$226,708
Service revenues	309,711	16,618	72,230	398,559
Total revenues	$309,711	$139,677	$175,879	$625,267

	Nine Months Ended December 31, 2021
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$343,525	$314,830	$658,355
Service revenues	883,938	49,554	218,585	1,152,077
Total revenues	$883,938	$393,079	$533,415	$1,810,432

Revenues from the U.S. Government as an individual customer comprised approximately 15% and 16% of total revenues for the three and nine months ended December 31, 2022, respectively, and approximately 18% and 19% of total revenues for the three and nine months ended December 31, 2021, respectively, mainly reported within the government systems segment. Revenues from the Company’s other customers, mainly reported within the commercial networks and satellite services segments, comprised approximately 85% and 84% of total revenues for the three and nine months ended December 31, 2022, respectively, and approximately 82% and 81% of total revenues for the three and nine months ended December 31, 2021, respectively.

The Company’s satellite services segment revenues are primarily derived from the Company’s fixed broadband services, in-flight services and energy services (acquired through the RigNet acquisition).

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Revenues in the Company’s commercial networks and government systems segments are primarily derived from three types of contracts: fixed-price, cost-reimbursement and time-and-materials contracts. Fixed-price contracts (which require the Company to provide products and services under a contract at a specified price) comprised approximately 90% and 88% of the Company’s total revenues for these segments for the three and nine months ended December 31, 2022, respectively, and approximately 92% and 91% of the Company’s total revenues for these segments for the three and nine months ended December 31, 2021, respectively. The remainder of the Company’s revenues in these segments for such periods was derived primarily from cost-reimbursement contracts (under which the Company is reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (under which the Company is reimbursed for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

Historically, a significant portion of the Company’s revenues in its commercial networks and government systems segments has been derived from customer contracts that include the development of products. The development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for the Company’s funded development from its customer contracts were approximately 15% of its total revenues for both the three and nine months ended December 31, 2022, and approximately 19% and 18% of its total revenues for the three and nine months ended December 31, 2021, respectively.

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

The following table presents contract assets and liabilities as of December 31, 2022 and March 31, 2022:

	As of December 31, 2022	As of March 31, 2022
	(In thousands)
Unbilled accounts receivable	$92,600	$85,383
Collections in excess of revenues and deferred revenues	115,509	131,623
Deferred revenues, long-term portion	87,343	88,983

Unbilled accounts receivable increased by $7.2 million during the nine months ended December 31, 2022, primarily driven by revenue recognized in the Company’s commercial networks segment in excess of billings.

Collections in excess of revenues and deferred revenues decreased by $16.1 million during the nine months ended December 31, 2022, primarily driven by revenue recognized in excess of advances on goods or services received in the Company’s commercial networks and satellite services segments.

During the three and nine months ended December 31, 2022, the Company recognized revenue of $10.7 million and $108.4 million, respectively, that was previously included in the Company’s collections in excess of revenues and deferred revenues at March 31, 2022. During the three and nine months ended December 31, 2021, the Company recognized revenue of $39.7 million and $148.9 million, respectively, that was previously included in the Company’s collections in excess of revenues and deferred revenues at March 31, 2021.

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

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (ASC 835-20). With respect to the construction of satellites, gateway and networking equipment and other assets under construction, the Company capitalized $44.0 million and $116.1 million of interest expense for the three and nine months ended December 31, 2022, respectively, and $25.8 million and $74.2 million for the three and nine months ended December 31, 2021, respectively.

The Company owns four satellites in service — three over North America (ViaSat-2, ViaSat-1 and WildBlue-1) and the KA-SAT satellite over Europe, Middle East, and Africa (EMEA). In addition, the Company has lifetime leases of Ka-band capacity on two satellites. The Company is also planning to launch a global constellation of three third-generation ViaSat-3 class satellites under construction. In addition, the Company owns related earth stations and networking equipment for all of its satellites. The Company procures indoor and outdoor CPE units leased to subscribers under a retail leasing program as part of the Company’s satellite services segment, which are reflected in investing activities and property, equipment and satellites, net in the accompanying condensed consolidated financial statements. The Company depreciates the satellites, earth stations and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites, net, as of December 31, 2022 were $385.4 million and $211.3 million, respectively. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites, net, as of March 31, 2022 were $395.5 million and $210.6 million, respectively.

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

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs related to patents of $3.6 million and $3.5 million were included in other assets as of December 31, 2022 and March 31, 2022, respectively. The Company capitalized costs of $76.9 million and $64.1 million related to acquiring and obtaining orbital slots and other licenses included in other assets as of December 31, 2022 and March 31, 2022, respectively. Accumulated amortization related to these assets was $6.4 million and $5.4 million as of December 31, 2022 and March 31, 2022, respectively. Amortization expense related to these assets was an insignificant amount and $1.1 million for the three and nine months ended December 31, 2022, respectively, and an insignificant amount for both the three and nine months ended December 31, 2021. If a patent, orbital slot or other license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During the three and nine months ended December 31, 2022 and 2021, the Company did not write off any significant costs due to abandonment or impairment.

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense using the effective interest rate method, or, when the results are not materially different, on a straight-line basis over the expected term of the related debt. During both the nine months ended December 31, 2022 and 2021, no debt issuance costs were capitalized. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in loss on extinguishment of debt in the condensed consolidated statements of operations and comprehensive income (loss). Debt issuance costs related to the Company’s revolving credit facility (the Revolving Credit Facility) are recorded in other long-term assets in the condensed consolidated balance sheets in accordance with the authoritative guidance for imputation of interest (ASC 835-30). Debt issuance costs related to the Company’s $700.0 million senior secured term loan facility (the Term Loan Facility), 5.625% Senior Notes due 2025 (the 2025 Notes), the Company’s 5.625% Senior Secured Notes due 2027 (the 2027 Notes), the Company’s 6.500% Senior Notes due 2028 (the 2028 Notes and, together with the 2025 Notes and the 2027 Notes, the Notes) and the Ex-Im Credit Facility are recorded as a direct deduction from the carrying amount of the related debt, consistent with debt discounts, in accordance with the authoritative guidance for imputation of interest (ASC 835-30).

Software development

Costs of developing software for sale are charged to independent research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. Capitalized costs, net, of $220.4 million and $217.2 million related to software developed for resale were included in other assets as of December 31, 2022 and March 31, 2022, respectively. The Company capitalized $15.7 million and $40.3 million of costs related to software developed for resale for the three and nine months ended December 31, 2022, respectively. The Company capitalized $8.7 million and $29.6 million of costs related to software

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

developed for resale for the three and nine months ended December 31, 2021, respectively. Amortization expense for capitalized software development costs was $14.2 million and $37.1 million for the three and nine months ended December 31, 2022, respectively, and $14.1 million and $42.3 million for the three and nine months ended December 31, 2021, respectively.

Self-insurance liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company has recorded self-insurance liability for its plans of $7.0 million and $5.8 million as of December 31, 2022 and March 31, 2022, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued and other liabilities in accordance with the estimated timing of the projected payments.

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At December 31, 2022 and March 31, 2022, no such amounts were accrued related to the aforementioned provisions.

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

The following table summarizes the effect of the change in the Company's percentage ownership interest in TrellisWare on the Company's equity for the three and nine months ended December 31, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	(In thousands)
Net income (loss) attributable to Viasat, Inc.	$(42,228)	$(6,613)	$(112,032)	$13,646
Transfers to noncontrolling interest	—	—	(11,783)	—
Change from net income (loss) attributable to Viasat, Inc. and transfers from (to) noncontrolling interest	$(42,228)	$(6,613)	$(123,815)	$13,646

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

Common stock held in treasury

As of December 31, 2022 and March 31, 2022, the Company had no shares of common stock held in treasury.

During the three months ended December 31, 2022 and 2021, the Company issued 1,236,257 and 1,091,363 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. During the nine months ended December 31, 2022 and 2021, the Company issued 1,324,658 and 1,220,370 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, during the three months ended December 31, 2022 and 2021, the Company repurchased 448,373 and 393,891 shares of common stock, respectively, at cost and with a total value of $15.1 million and $20.4 million, respectively. During the nine months ended December 31, 2022 and 2021, the Company repurchased 470,070 and 427,229 shares of common stock, respectively, at cost and with a total value of $15.9 million and $22.2 million, respectively. Although shares withheld for employee withholding taxes are technically not issued, they are treated as common stock repurchases for accounting purposes (with such shares deemed to be repurchased and then immediately retired), as they reduce the number of shares that otherwise would have been issued upon vesting of the restricted stock units. These retired shares remain as authorized stock and are considered to be unissued. The retirement of treasury stock had no impact on the Company’s total consolidated stockholders’ equity.

Stock-based compensation

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award. Expense for restricted stock units and stock options is recognized on a straight-line basis over the employee’s requisite service period. Expense for total shareholder return (TSR) performance stock options that vest is recognized regardless of the actual TSR outcome achieved and is recognized on a graded-vesting basis. The Company accounts for forfeitures as they occur. The Company recognized $20.4 million and $62.5 million of stock-based compensation expense for the three and nine months ended December 31, 2022, respectively. The Company recognized $21.0 million and $63.3 million of stock-based compensation expense for the three and nine months ended December 31, 2021, respectively. The Company recognizes excess tax benefits or deficiencies on vesting or settlement of awards as discrete items within income tax benefit or provision within net income (loss) and the related cash flows are classified within operating activities.

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

In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (ASC 848): Deferral of the Sunset Date of Topic 848. ASU 2022-06 extends the period of time entities can utilize the reference rate reform relief guidance under ASU 2020-04 from December 31, 2022 to December 31, 2024. ASU 2020-04, Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting provided temporary optional guidance to ease the potential accounting burden associated with the transition away from reference rates (such as the London Interbank Offered Rate). ASU 2022-06 was effective upon issuance. The Company adopted the guidance upon issuance with no impact to the Company's consolidated financial statements and disclosures.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2 — Composition of Certain Balance Sheet Captions

	As of December 31, 2022	As of March 31, 2022
	(In thousands)
Accounts receivable, net:
Billed	$290,733	$233,948
Unbilled	92,600	85,383
Allowance for doubtful accounts	(14,506)	(7,159)
	$368,827	$312,172
Inventories:
Raw materials	$83,939	$62,520
Work in process	23,285	21,702
Finished goods	153,662	113,642
	$260,886	$197,864
Prepaid expenses and other current assets:
Prepaid expenses	$97,544	$102,433
Other	59,388	38,953
	$156,932	$141,386
Property, equipment and satellites, net:
Equipment and software (estimated useful life of 3-7 years)	$1,823,501	$1,676,736
CPE leased equipment (estimated useful life of 4-5 years)	385,356	395,539
Furniture and fixtures (estimated useful life of 7 years)	59,219	57,847
Leasehold improvements (estimated useful life of 2-17 years)	151,816	149,982
Buildings (estimated useful life of 12-38 years)	12,461	12,440
Land	3,849	3,944
Construction in progress	635,567	381,679
Satellites (estimated useful life of 7-17 years)	1,054,983	1,059,182
Satellite Ka-band capacity obtained under finance leases (estimated useful life of 7-11 years)	175,712	173,480
Satellites under construction	2,144,102	1,808,474
	6,446,566	5,719,303
Less: accumulated depreciation and amortization	(2,248,433)	(2,014,312)
	$4,198,133	$3,704,991
Other acquired intangible assets, net:
Technology (weighted average useful life of 7 years)	$149,810	$154,624
Contracts and customer relationships (weighted average useful life of 10 years)	161,901	164,635
Satellite co-location rights (weighted average useful life of 9 years)	8,600	8,600
Trade name (weighted average useful life of 7 years)	32,126	32,463
Other (weighted average useful life of 11 years)	21,671	22,263
	374,108	382,585
Less: accumulated amortization	(166,934)	(146,542)
	$207,174	$236,043
Other assets:
Deferred income taxes	$230,295	$304,642
Capitalized software costs, net	220,417	217,159
Patents, orbital slots and other licenses, net	74,060	62,200
Other	142,975	115,279
	$667,747	$699,280
Accrued and other liabilities:
Collections in excess of revenues and deferred revenues	$115,509	$131,623
Accrued employee compensation	77,633	108,456
Accrued vacation	41,444	48,097
Warranty reserve, current portion	2,952	2,804
Operating lease liabilities	51,627	49,988
Other	156,568	141,596
	$445,733	$482,564
Other liabilities:
Deferred revenues, long-term portion	$87,343	$88,983
Warranty reserve, long-term portion	2,463	2,548
Satellite performance incentive obligations, long-term portion	15,696	18,651
Deferred income taxes	14,216	16,869
Other	28,577	26,105
	$148,295	$153,156

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

The Company had $5.1 million and $5.0 million in cash equivalents (Level 1) and no liabilities measured at fair value on a recurring basis as of December 31, 2022 and March 31, 2022, respectively.

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Cash equivalents — The Company’s cash equivalents consist of money market funds. Money market funds are valued using quoted prices for identical assets in an active market with sufficient volume and frequency of transactions (Level 1).

Contingencies — In connection with the acquisition of the remaining 51% interest in EBI on April 30, 2021 (see Note 5 — Acquisitions for more information), part of the purchase price consideration will not be determined until two years after the closing date, when the Company may pay or receive up to €20.0 million, or approximately $21.2 million, in cash. The consideration to be paid in the future is contingent based on certain outcomes as defined in the acquisition agreement. Each reporting period, the Company estimates the fair value of the contingent consideration based on unobservable inputs and probability weightings using standard valuation techniques (Level 3). The fair value amount is currently recorded in other current assets on the condensed consolidated balance sheets and any change to fair value is recorded in the Company’s condensed consolidated statements of operations each reporting period. As of December 31, 2022 and March 31, 2022, and for the three-month and nine-month periods ended December 31, 2022 and 2021, the Company’s fair value estimate, and change in fair value of the contingent consideration were immaterial.

Long-term debt — The Company’s long-term debt consists of borrowings under its Term Loan Facility, Revolving Credit Facility and Ex-Im Credit Facility (collectively, the Credit Facilities), $700.0 million in aggregate principal amount of 2025 Notes, $600.0 million in aggregate principal amount of 2027 Notes, $400.0 million in aggregate principal amount of 2028 Notes and finance lease obligations reported at the present value of future minimum lease payments with current accrued interest. Long-term debt related to the Revolving Credit Facility is reported at the outstanding principal amount of borrowings, while long-term debt related to the Term Loan Facility, the Ex-Im Credit Facility, the 2025 Notes, the 2027 Notes and the 2028 Notes is reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s long-term debt related to the Term Loan Facility and the Revolving Credit Facility approximates its carrying amount due to its variable interest rate, which approximates a market interest rate. As of December 31, 2022 and March 31, 2022, the fair value of the Company’s long-term debt related to the Ex-Im Credit Facility was determined based on a discounted cash flow analysis using observable market interest rates for instruments with similar terms (Level 2) and was approximately $56.7 million and $78.0 million, respectively. As of December 31, 2022 and March 31, 2022, the estimated fair value of the Company’s outstanding long-term debt related to each series of Notes was determined based on actual or estimated bids and offers for such series of Notes in an over-the-counter market (Level 2) and was $652.8 million and $682.5 million, respectively, for the 2025 Notes, $550.5 million and $588.8 million, respectively, for the 2027 Notes, and $305.0 million and $382.7 million, respectively, for the 2028 Notes.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The Company records the net present value of these expected future payments as a liability and as a component of the cost of the satellites. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentive obligations on a recurring basis. The fair value of the Company’s outstanding satellite performance incentive obligations is estimated to approximate their carrying value based on current rates (Level 2). As of December 31, 2022 and March 31, 2022, the Company’s estimated satellite performance incentive obligations relating to certain satellites in service, including accrued interest, were $21.3 million and $23.7 million, respectively.

Note 4 — Discontinued Operations

On October 1, 2022, the Company entered into an Asset Purchase Agreement to sell certain assets and assign certain liabilities comprising the Link-16 TDL Business (part of the Company's government systems segment) to L3Harris in exchange for approximately $1.96 billion in cash (subject to certain adjustments), on and subject to the terms and conditions set forth therein. In accordance with ASC 205-20, the Company determined that the Link-16 TDL Business met held-for sale and discontinued operations accounting criteria at the end of the second quarter of fiscal year 2023. Accordingly, the Company classified the results of the Link-16 TDL Business as discontinued operations in its condensed consolidated statements of operations for all periods presented. Additionally, the related assets and liabilities associated with the Link-16 TDL Business are classified as held for sale and discontinued operations in the condensed consolidated balance sheets for all periods presented.

On January 3, 2023, subsequent to quarter end, the Company completed the Link-16 TDL Sale for cash proceeds of approximately $1.9 billion, net of estimated transaction costs and estimated working capital and other customary adjustments. The Company anticipates recognizing a gain from the sale of the Link-16 TDL Business in the fourth quarter of fiscal year 2023 ranging from $1.5 billion to $1.6 billion net of a preliminary estimate of costs to sell and a preliminary estimate of the fair value of future services to be provided between the Company and L3Harris in connection with the Link-16 TDL Sale (as described below).

The Link-16 TDL Sale substantially reduced both debt and net leverage, and allows closer alignment in investment synergies between the Company's government systems segment and its other business segments.

In connection with the closing of the Link-16 TDL Sale on January 3, 2023, the Company and L3Harris entered into certain ancillary commercial agreements, including certain license agreements for the cross-licensing by each party of certain intellectual property rights relating to the Link-16 TDL Business and the Company’s retained businesses, a supply agreement with respect to the supply of certain Link-16 and related products following the closing, and certain services agreements for the provision of engineering and support services for the transition of the Link-16 TDL Business following the closing, in each case subject to the terms and conditions set forth therein.

The following table presents key components of assets and liabilities that are classified as discontinued operations on the condensed consolidated balance sheets as of December 31, 2022 and March 31, 2022:

	As of December 31, 2022	As of March 31, 2022
	(In thousands)
Accounts receivable, net	$45,230	$47,097
Inventories	145,234	144,026
Prepaid expenses and other current assets	9,397	6,468
Property, equipment, and satellites, net	40,740	36,921
Operating lease right-of-use assets	11,336	12,837
Goodwill	21,203	21,403
Other assets	10,264	6,350
Total assets of discontinued operations	$283,404	$275,102

Accounts payable	$21,107	$18,415
Accrued and other liabilities	28,211	33,858
Non-current operating lease liabilities	9,753	11,486
Other liabilities	5,043	4,295
Total liabilities of discontinued operations	$64,114	$68,054

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The operating results of the discontinued operations only reflect revenues and expenses that are directly attributable to the Link-16 TDL Business that will be eliminated from continuing operations. The following table presents key components of “Net income (loss) from discontinued operations, net of tax” for the three and nine months ended December 31, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	(In thousands)
Revenues	$62,650	$94,450	$247,069	$275,499
Operating expenses:
Cost of revenues	41,995	55,889	157,355	167,311
Other operating expenses	6,878	5,303	24,062	14,570
Net income (loss) from discontinued operations before income taxes	$13,777	$33,258	$65,652	$93,618
(Provision for) benefit from income taxes	(9,444)	(6,805)	(21,607)	(18,497)
Net income (loss) from discontinued operations, net of tax	$4,333	$26,453	$44,045	$75,121

The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. The following table presents key cash flow and non-cash information related to discontinued operations for the nine months ended December 31, 2022 and 2021:

	Nine Months Ended
	December 31, 2022	December 31, 2021
	(In thousands)
Depreciation	$5,909	$7,675
Amortization of intangible assets	897	1,421
Capital expenditures	10,950	8,742

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

The Company has obtained financing commitments for an additional $1.6 billion of new debt facilities in connection with the Inmarsat Transaction (which may be secured and/or unsecured). The Company also plans to assume $2.1 billion

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

in principal amount of Inmarsat senior secured bonds and the outstanding indebtedness under Inmarsat’s $2.4 billion senior secured credit facilities.

Euro Broadband Infrastructure Sàrl

On April 30, 2021, the Company acquired the remaining 51% interest in EBI, a broadband services provider, from Eutelsat. By completing the acquisition, the Company gained 100% ownership and control of EBI and the KA-SAT satellite over EMEA and related ground infrastructure. Goodwill recognized in the transaction was recorded within the Company's satellite services segment. The goodwill recognized was not deductible for U.S. and foreign income tax purposes.

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

The purchase price of $327.4 million was primarily comprised of $167.0 million of cash, net of what is currently estimated to be an immaterial amount of estimated purchase price consideration to be settled among the parties over the 24 months (up to plus or minus €20.0 million, or approximately $21.2 million, see Note 3 — Fair Value Measurements for more information) from the closing date (which after consideration of approximately $121.7 million of EBI’s cash on hand, resulted in a net cash outlay of approximately $51.0 million) and the fair value of previously held equity method investment of approximately $160.4 million.

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

The consideration transferred of approximately $317.9 million was primarily comprised of $207.2 million of the fair value of approximately 4.0 million shares of the Company’s common stock issued at the closing date, $107.3 million related to the pay down of outstanding borrowings of RigNet’s revolving credit facility, a de minimis amount in cash consideration in respect of fractional shares to the former shareholders of RigNet and an insignificant amount of other consideration. In connection with the RigNet acquisition, the Company recorded no merger-related transaction costs during the three and nine months ended December 31, 2022, respectively, and an insignificant amount and approximately $7.2 million, respectively, for the three and nine months ended December 31, 2021, included in selling, general and administrative expenses.

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

Management determined the fair value of acquired customer relationships intangible asset by applying the multi-period excess earnings method, which involved the use of significant estimates and assumptions related to forecasted revenue growth rate, gross margin, contributory asset charges, customer attrition rate and discount rate. In connection with the acquisition, the Company assumed a contingent liability associated with a RigNet predecessor subsidiary of approximately $13.8 million, which represented the maximum amount payable under the terms of the agreement. As of December 31, 2022, no amount remains payable as the maximum amount payable was paid during the first and second quarters of fiscal year 2022.

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

Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations for the Company and RigNet on a pro forma basis, as though the companies had been combined as of the beginning of fiscal year 2021, April 1, 2020. The pro forma information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the related fiscal periods. The pro forma financial information for the three-month and nine-month periods ended December 31, 2021 include the business combination accounting effects primarily related to the amortization and depreciation changes from acquired intangible and tangible assets, acquisition-related transaction costs and related tax effects.

	Three Months Ended	Nine Months Ended
	December 31, 2021	December 31, 2021
	(In thousands)
Total revenues	$719,717	$2,097,548
Net income (loss) attributable to Viasat, Inc.	$(6,613)	$9,222

Note 6 — Shares Used In Computing Diluted Net Income (Loss) Per Share

The weighted average number of shares used to calculate basic and diluted net loss per share attributable to Viasat, Inc. common stockholders is the same for the three and nine months ended December 31, 2022 and for the three and nine months ended December 31, 2021, as the Company incurred a net loss from continuing operations (excluding income (loss) from continuing operations attributable to the noncontrolling interest) for such periods and inclusion of potentially dilutive weighted average shares of common stock would be antidilutive.

Potentially dilutive weighted average shares excluded from the calculation for the three months ended December 31, 2022 and 2021 consisted of 439,578 shares and 820,948 shares, respectively, related to stock options (other than TSR performance stock options), no shares and 83,961 shares, respectively, related to TSR performance stock options, 2,543,157 shares and 1,842,847 shares, respectively, related to restricted stock units and 750,549 shares and 463,354 shares, respectively, related to certain terms of the Viasat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan.

Potentially dilutive weighted average shares excluded from the calculation for the nine months ended December 31, 2022 and 2021 consisted of 565,751 shares and 925,913 shares, respectively, related to stock options (other than TSR performance stock options), no shares and 33,844 shares, respectively, related to TSR performance stock options, 2,661,902 shares and 1,952,843 shares, respectively, related to restricted stock units and 654,091 shares and 433,134 shares, respectively, related to certain terms of the Viasat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan.

Note 7 — Goodwill and Acquired Intangible Assets

During the nine months ended December 31, 2022, the decrease in the Company’s goodwill relating to its continuing operations primarily related to a foreign currency translation effect recorded within all three of the Company's segments. As of December 31, 2022 and March 31, 2022, approximately $21.2 million and $21.4 million of goodwill in the government systems segment was reclassified to discontinued operations, respectively. See Note 4 — Discontinued Operations— for more information on discontinued operations. During the nine months ended December 31, 2021, the increase in the Company’s goodwill related to the acquisitions of the remaining 51% interest in EBI and of RigNet on April 30, 2021 (see Note 5 – Acquisitions for more information) and an insignificant effect of foreign currency translation recorded within all three of the Company’s segments.

Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of two to 20 years (which approximates the economic pattern of benefit). Amortization expense related to other acquired

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

intangible assets was $7.4 million and $7.5 million for the three months ended December 31, 2022 and 2021, respectively, and $22.3 million and $20.9 million for the nine months ended December 31, 2022 and 2021, respectively.

Note 8 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of December 31, 2022 and March 31, 2022:

	As of December 31, 2022	As of March 31, 2022
	(In thousands)
2028 Notes	$400,000	$400,000
2027 Notes	600,000	600,000
2025 Notes	700,000	700,000
Term Loan Facility	696,500	700,000
Revolving Credit Facility	475,000	—
Ex-Im Credit Facility	58,957	78,609
Finance lease obligations (see Note 1)	42,305	45,752
Total debt	2,972,762	2,524,361
Unamortized discount and debt issuance costs	(32,487)	(38,234)
Less: current portion of long-term debt	41,261	34,911
Total long-term debt	$2,899,014	$2,451,216

Term Loan Facility

In March 2022, the Company entered into a $700.0 million Term Loan Facility, which was fully drawn at closing and matures on March 4, 2029. At December 31, 2022, the Company had $696.5 million in principal amount of outstanding borrowings under the Term Loan Facility.

Borrowings under the Term Loan Facility are required to be repaid in quarterly installments of $1.75 million each, which commenced on September 30, 2022, followed by a final installment of $654.5 million at maturity. Borrowings under the Term Loan Facility bear interest, at the Company’s option, at either (1) a base rate equal to the greater of the administrative agent’s prime rate as announced from time to time, the federal funds effective rate plus 0.50%, and the forward-looking SOFR term rate administered by CME for a one-month interest period plus 1.00%, subject to a floor of 1.50% for the initial term loans, plus an applicable margin of 3.50%, or (2) the forward-looking SOFR term rate administered by CME for the applicable interest period, subject to a floor of 0.50% for the initial term loans, plus an applicable margin of 4.50%. As of December 31, 2022, the effective interest rate on the Company’s outstanding borrowings under the Term Loan Facility was 9.47%. The Term Loan Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Term Loan Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of December 31, 2022, none of the Company’s subsidiaries guaranteed the Term Loan Facility.

The Term Loan Facility contains covenants that restrict, among other things, the ability of Company and its restricted subsidiaries to incur additional debt, grant liens, sell assets, make investments, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Term Loan Facility as of December 31, 2022.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Revolving Credit Facility

As of December 31, 2022, the Revolving Credit Facility provided a $700.0 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of January 18, 2024. At December 31, 2022, the Company had $475.0 million in principal amount of outstanding borrowings under the Revolving Credit Facility and $68.2 million outstanding under standby letters of credit, leaving borrowing availability under the Revolving Credit Facility as of December 31, 2022 of $156.8 million. Subsequent to quarter end, the Company used a portion of the proceeds from the Link-16 TDL Sale to repay all then-outstanding borrowings under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. As of December 31, 2022, the weighted average effective interest rate on the Company’s outstanding borrowings under the Revolving Credit Facility was 6.33%. The Company has capitalized certain amounts of interest expense on the Revolving Credit Facility in connection with the construction of various assets during the construction period. The Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Revolving Credit Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of December 31, 2022, none of the Company’s subsidiaries guaranteed the Revolving Credit Facility.

The Revolving Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Revolving Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Revolving Credit Facility as of December 31, 2022.

Ex-Im Credit Facility

The Ex-Im Credit Facility originally provided a $362.4 million senior secured direct loan facility, which was fully drawn. Of the $362.4 million in principal amount of borrowings made under the Ex-Im Credit Facility, $321.2 million was used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remaining $41.2 million used to finance the total exposure fees incurred under the Ex-Im Credit Facility (which included all previously accrued completion exposure fees). As of December 31, 2022, the Company had $59.0 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility.

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

The Ex-Im Credit Facility contains financial covenants regarding Viasat’s maximum total leverage ratio and minimum interest coverage ratio. In addition, the Ex-Im Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Ex-Im Credit Facility as of December 31, 2022.

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

The 2028 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of December 31, 2022, none of the Company’s subsidiaries guaranteed the 2028 Notes. The 2028 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2028 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2028 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

Senior Secured Notes due 2027

In March 2019, the Company issued $600.0 million in principal amount of 2027 Notes in a private placement to institutional buyers. The 2027 Notes were issued at face value and are recorded as long-term debt, net of debt issuance costs, in the Company’s condensed consolidated financial statements. The 2027 Notes bear interest at the rate of 5.625

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

% per year, payable semi-annually in cash in arrears, which interest payments commenced in October 2019. Debt issuance costs associated with the issuance of the 2027 Notes are amortized to interest expense on a straight-line basis over the term of the 2027 Notes, the results of which are not materially different from the effective interest rate basis.

The 2027 Notes are required to be guaranteed on a senior secured basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of December 31, 2022, none of the Company’s subsidiaries guaranteed the 2027 Notes. The 2027 Notes are secured, equally and ratably with the Revolving Credit Facility and any future parity lien debt, by liens on substantially all of the Company’s assets.

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

The 2025 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of December 31, 2022, none of the Company’s subsidiaries guaranteed the 2025 Notes. The 2025 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2025 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2025 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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
Note 9 — Product Warranty

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within 12 months are classified as accrued liabilities and amounts expected to be incurred beyond 12 months are classified as other liabilities in the condensed consolidated financial statements. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, the Company bases its estimates on its experience with the technology involved and the types of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and, in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual during the nine months ended December 31, 2022 and 2021:

	Nine Months Ended
	December 31, 2022	December 31, 2021
	(In thousands)
Balance, beginning of period	$5,352	$6,122
Change in liability for warranties issued in period	1,933	3,435
Settlements made (in cash or in kind) during the period	(1,870)	(4,072)
Balance, end of period	$5,415	$5,485

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

The Company has contracts with various U.S. Government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. Government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. Government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. Government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. The Company’s incurred cost audit by the DCAA has not been concluded for fiscal year 2021. As of December 31, 2022, the DCAA had completed its incurred cost audit for fiscal years 2004, 2016, 2019 and 2020 and approved the Company’s incurred costs for those fiscal years, as well as approved the Company’s incurred costs for fiscal years 2005 through 2015, 2017, 2018 and 2022 without further audit based on the determination of low risk. Although the Company has recorded contract revenues subsequent to fiscal year 2020 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of both December 31, 2022 and March 31, 2022, the Company had $12.1 million in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. Government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on the status of the related contracts.

Note 11 — Income Taxes

Ordinarily, under GAAP, the Company calculates its provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period.

In evaluating the Company's ability to realize the deferred tax asset for California Research and Development (R&D) tax credits, the Company considered all available positive and negative evidence, including operating results and forecasted ranges of future taxable income, and determined it is more likely than not that a majority of its California R&D tax credits will not be realized due to reduced taxable income apportioned to California in connection with the Link-16 TDL Sale. As a result, during the second quarter of fiscal year 2023, the Company recorded a valuation allowance of $69.0 million. The Company will continue to monitor its business strategies, weighing positive and negative evidence in assessing its realization of this asset in the future. In the event there is a need to release the valuation allowance, a tax benefit will be recorded.

For the three and nine months ended December 31, 2022, the Company recorded an income tax provision of $5.2 million and $59.0 million, respectively, resulting in effective tax rates of negative 13% and negative 63%, respectively. The effective tax rates for such periods differed from the U.S. statutory rate primarily due to the expense for tax deficiencies upon settlement of stock-based compensation during the periods and, in the nine months ended December 31, 2022, due to the establishment of a valuation allowance on the deferred tax asset for California R&D tax credits that was partially offset by the benefit of federal R&D tax credits.

For the three and nine months ended December 31, 2021, the Company recorded an income tax benefit of $3.3 million and $22.0 million, respectively, resulting in effective tax rates of 10% and 28%, respectively. The effective tax rates for such periods differed from the U.S. statutory rate primarily due to the benefit of federal R&D tax credits, partially offset by the expense for tax deficiencies upon settlement of stock-based compensation during the periods, and in the nine months ended December 31, 2021, due to the reversal of a deferred tax liability recorded for EBI's outside basis difference upon assertion made during the first quarter of fiscal year 2022 to indefinitely reinvest future earnings.

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

For the three and nine months ended December 31, 2022, the Company’s gross unrecognized tax benefits increased by $1.0 million and $9.7

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

million, respectively, including interest and penalties of an insignificant amount, which were included as a component of the provision for income taxes. In the next 12 months it is reasonably possible that the amount of unrecognized tax benefits will not change significantly.

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

As described in Note 1 — Basis of Presentation and Note 4 — Discontinued Operations, on October 1, 2022, the Company entered into an Asset Purchase Agreement to sell certain assets and assign certain liabilities comprising the Link-16 TDL Business to L3Harris. In accordance with ASC 205-20, the Company determined that the Link-16 TDL Business met held-for-sale and discontinued operations accounting criteria at the end of the second quarter of fiscal year 2023. Accordingly, the segment information for the periods prior to the measurement date of a discontinued operation that is part of a reportable segment is required to be restated to reflect the discontinued operation classification. Therefore, the discontinued operations have been excluded from segment results for all periods presented. Further, in accordance with the authoritative guidance for segment reporting (ASC 280-10), if the discontinued operation is part of a reportable segment but not the entire reportable segment, the restatement should include a reasonable reallocation of costs previously allocated to a discontinued operation to the remaining operating segments. Therefore, certain corporate and other indirect costs previously allocated to the Link-16 TDL Business have been allocated across all three segments for the periods presented. On January 3, 2023, subsequent to quarter end, the Company completed the Link-16 TDL Sale. See Note 4 — Discontinued Operations for additional information.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Segment revenues and operating profits (losses) for the three and nine months ended December 31, 2022 and 2021 were as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	(In thousands)
Revenues:
Satellite services
Product	$—	$—	$—	$—
Service	302,412	309,711	915,059	883,938
Total	302,412	309,711	915,059	883,938
Commercial networks
Product	147,163	123,059	400,569	343,525
Service	20,060	16,618	59,465	49,554
Total	167,223	139,677	460,034	393,079
Government systems
Product	102,152	103,649	282,200	314,830
Service	79,657	72,230	232,766	218,585
Total	181,809	175,879	514,966	533,415
Elimination of intersegment revenues	—	—	—	—
Total revenues	$651,444	$625,267	$1,890,059	$1,810,432

Operating profits (losses):
Satellite services	$(8,421)	$11,459	$(13,142)	$35,714
Commercial networks	(40,266)	(51,687)	(90,442)	(147,800)
Government systems	24,809	19,028	42,655	68,444
Elimination of intersegment operating profits (loss)	—	—	—	—
Segment operating profit (loss) before corporate and amortization of acquired intangible assets	(23,878)	(21,200)	(60,929)	(43,642)
Corporate	—	—	—	—
Amortization of acquired intangible assets	(7,433)	(7,531)	(22,335)	(20,859)
Income (loss) from operations	$(31,311)	$(28,731)	$(83,264)	$(64,501)

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. The Company’s property and equipment, including its satellites, earth stations and other networking equipment, are assigned to corporate assets as they are available for use by the various segments throughout their estimated useful lives. Segment assets as of December 31, 2022 and March 31, 2022 were as follows:

	As of December 31, 2022	As of March 31, 2022
	(In thousands)
Segment assets:
Satellite services	$421,343	$444,976
Commercial networks	301,408	202,941
Government systems	279,576	266,641
Total segment assets	1,002,327	914,558
Corporate assets	5,516,193	5,199,686
Assets of discontinued operations	283,404	275,102
Total assets	$6,801,924	$6,389,346

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Other acquired intangible assets, net and goodwill included in segment assets as of December 31, 2022 and March 31, 2022 were as follows:

	Other Acquired Intangible Assets, Net		Goodwill
	As of December 31, 2022	As of March 31, 2022	As of December 31, 2022	As of March 31, 2022
	(In thousands)
Satellite services	$205,776	$233,740	$79,947	$81,972
Commercial networks	—	—	44,056	44,050
Government systems	1,398	2,303	42,290	42,688
Total	$207,174	$236,043	$166,293	$168,710

Amortization of acquired intangible assets by segment for the three and nine months ended December 31, 2022 and 2021 was as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	(In thousands)
Satellite services	$7,142	$7,231	$21,458	$19,650
Commercial networks	—	—	—	—
Government systems	291	300	877	1,209
Total amortization of acquired intangible assets	$7,433	$7,531	$22,335	$20,859

Revenues by geographic area for the three and nine months ended December 31, 2022 and 2021 were as follows:

	Three Months Ended	Nine Months Ended
	December 31, 2022	December 31, 2022
	(In thousands)
U.S. customers	$542,702	$1,590,535
Non-U.S. customers (each country individually insignificant)	108,742	299,524
Total revenues	$651,444	$1,890,059

	Three Months Ended	Nine Months Ended
	December 31, 2021	December 31, 2021
	(In thousands)
U.S. customers	$527,755	$1,531,176
Non-U.S. customers (each country individually insignificant)	97,512	279,256
Total revenues	$625,267	$1,810,432

The Company distinguishes revenues from external customers by geographic area based on customer location.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements that refer to the proposed Inmarsat Transaction (as defined below) and any statements regarding the expected timing, benefits, synergies, growth opportunities and other financial and operating benefits thereof; the closing of the Inmarsat Transaction and timing or satisfaction of regulatory and other closing conditions; our anticipated operations, financial position, liquidity, performance, prospects or growth and scale opportunities following the closing of the Inmarsat Transaction or the Link-16 TDL Sale (as defined below); the impact of the novel coronavirus (COVID-19) pandemic on our business; our expectations regarding an end to the pandemic and a lessening of its effects on our business, including expectations for increased airline passenger traffic and in-flight connectivity (IFC) growth; projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future economic conditions and performance; the development, customer acceptance and anticipated performance of technologies, products or services; satellite construction and launch activities; the performance and anticipated benefits of our ViaSat-3 class satellites and any future satellite we may construct or acquire; the expected completion, capacity, service, coverage, service speeds and other features of our satellites, and the timing, cost, economics and other benefits associated therewith; anticipated subscriber growth; plans, objectives and strategies for future operations; international growth opportunities; the number of additional aircraft under existing contracts with commercial airlines anticipated to be put into service with our IFC systems; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ materially include: risks and uncertainties related to the Inmarsat Transaction, including the failure to obtain, or delays in obtaining, required regulatory approvals or clearances; the risk that any such approval may result in the imposition of conditions that could adversely affect us or the expected benefits of the Inmarsat Transaction; the failure to satisfy any of the closing conditions to the Inmarsat Transaction on a timely basis or at all; any adverse impact on our business as a result of uncertainty surrounding the Inmarsat Transaction or on the business of Inmarsat as a result of uncertainty surrounding the Inmarsat Transaction; the nature, cost and outcome of any legal proceedings related to the Inmarsat Transaction; the occurrence of any event, change or other circumstances that could give rise to the termination of the definitive agreement for the Inmarsat Transaction, including in circumstances requiring Viasat to pay a termination fee; the risk that Viasat’s stock price may decline significantly if the Inmarsat Transaction is not consummated; the failure to obtain the necessary debt financing arrangements set forth in the commitment letters received in connection with the Inmarsat Transaction; risks that the Inmarsat Transaction disrupts current plans and operations or diverts management’s attention from its ongoing business; the effect of the announcement of the Inmarsat Transaction on our ability to retain and hire key personnel and maintain relationships with our customers, suppliers and others with whom we do business; our ability to successfully integrate Inmarsat operations, technologies and employees; the ability to realize anticipated benefits and synergies of the Inmarsat Transaction and our other acquisitions, including the expectation of enhancements to Viasat’s products and services, greater revenue or growth opportunities, operating efficiencies and cost savings; the ability to ensure continued performance and market growth of our business following the closing of the Inmarsat Transaction; our ability to realize the anticipated benefits of the ViaSat-3 class satellites and any future satellite we may construct or acquire; unexpected expenses related to our satellite projects; our ability to successfully implement our business plan for our broadband services on our anticipated timeline or at all; capacity constraints in our business in the lead-up to the launch of services on our ViaSat-3 satellites; risks associated with the construction, launch and operation of satellites, including the effect of any anomaly, operational failure or degradation in satellite performance; the impact of the COVID-19 pandemic on our business, suppliers, consumers, customers, and employees or the overall economy; our ability to successfully develop, introduce and sell new technologies, products and services; audits by the U.S. Government; changes in the global business environment and economic conditions; delays in approving U.S. Government budgets and cuts in government defense expenditures; our reliance on U.S. Government contracts, and on a small number of contracts which account for a significant percentage of our revenues; reduced demand for products and services as a result of continued constraints on capital spending by customers; changes in relationships with, or the financial condition of, key customers or suppliers; our reliance on a limited number of third parties to manufacture and supply our products; increased competition; introduction of new technologies and other factors affecting the communications and defense industries generally; the effect of adverse regulatory changes (including changes affecting spectrum availability or permitted uses) on our ability to sell or deploy our products and services; changes in the way others use spectrum; our inability to access additional spectrum, use spectrum for additional purposes, and/or operate satellites at additional orbital locations; competing uses of the same spectrum or orbital locations that we utilize or seek to utilize; the effect of changes to global tax laws; our level of indebtedness and ability to comply with applicable debt covenants; our involvement in litigation, including intellectual property claims and litigation to protect our proprietary technology; our dependence on a limited number of key employees; and other factors identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, under the heading “Risk Factors” in Part II, Item 1A of this report, elsewhere in this report and our other filings with the Securities and Exchange Commission (the SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Sale of Link-16 TDL Business

On October 1, 2022, we entered into an Asset Purchase Agreement to sell certain assets and assign certain liabilities comprising our Link-16 Tactical Data Links business (the Link-16 TDL Business), part of our government systems segment, to L3Harris Technologies, Inc., in exchange for approximately $1.96 billion in cash (subject to certain adjustments), on and subject to the terms and conditions set forth therein (the Link-16 TDL Sale). In accordance with authoritative guidance for discontinued operations (Accounting Standards Codification (ASC) 205-20), we determined that the Link-16 TDL Business met held-for-sale and discontinued operations accounting criteria at the end of the second quarter of fiscal year 2023. Accordingly, we classified the results of the Link-16 TDL Business as discontinued operations in our condensed consolidated statements of operations for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale and discontinued operations in the condensed consolidated balance sheets for all periods presented. The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. Unless otherwise noted, discussion throughout this Quarterly Report on Form 10-Q relates to continuing operations only and excludes the Link-16 TDL Business. On January 3, 2023, subsequent to quarter end, we completed the Link-16 TDL Sale. See Note 4 — Discontinued Operations to our condensed consolidated financial statements for additional information.

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

COVID-19

Although the COVID-19 pandemic continued to impact our financial results for the three and nine months ended December 31, 2022 (mostly due to the resulting disruption to regional and local supply chains, as well as its impact on overall supply and demand, global air travel, consumer confidence, discretionary spending levels and levels of economic activity), the impact was not material to our financial position, results of operations or cash flows in such periods. We continue to expect our diversified businesses to provide resiliency in fiscal year 2023.

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
•
In-flight services, which provide industry-leading IFC, wireless in-flight entertainment and aviation software services. As of December 31, 2022, we had our IFC systems installed and in service on approximately 2,140 commercial aircraft, of which approximately 30 were inactive at quarter end (mostly due to impacts of the COVID-19 pandemic). We anticipate that approximately 1,260 additional commercial aircraft under existing customer agreements with commercial airlines will be put into service with our IFC systems. However, the timing of installation and entry into service for additional aircraft under existing customer agreements may be delayed due to COVID-19 impacts. Additionally, due to the nature of commercial airline contracts, there can be no assurance that anticipated IFC services will be activated on all such additional commercial aircraft.
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

Government Systems

Our government systems segment offers a broad array of products and services, including:

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

Prior to the closing of the Link-16 TDL Sale, our government systems segment also included our Link-16 TDL Business, which on January 3, 2023 was sold to L3Harris Technologies, Inc. See Note 4 — Discontinued Operations to our condensed consolidated financial statements for additional information.

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

Performance obligations related to developing and delivering complex equipment built to customer specifications under long-term contracts are recognized over time as these performance obligations do not create assets with an alternative use to us and we have an enforceable right to payment for performance to date. To measure the transfer of control, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for our contracts because that best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Estimating the total costs at completion of a performance obligation requires management to make estimates related to items such as subcontractor performance, material costs and availability, labor costs and productivity and the costs of overhead. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recognized in the period the loss is determined. A one percent variance in our future cost estimates on open fixed-price contracts as of December 31, 2022 would change our income (loss) before income taxes by an insignificant amount.

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

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by us for the three and nine months ended December 31, 2022 and 2021.

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

Income taxes and valuation allowance on deferred tax assets

Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis to determine if the weight of available evidence suggests that an additional valuation allowance is needed. In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the event that our estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established, which would cause a decrease to income in the period such determination is made. Our valuation allowance against deferred tax assets increased from $78.1 million at March 31, 2022 to $147.7 million at December 31, 2022. The valuation allowance relates to state and foreign net operating loss carryforwards, state R&D tax credit carryforwards and foreign tax credit carryforwards.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data of our continuing operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Revenues:	100%	100%	100%	100%
Product revenues	38	36	36	36
Service revenues	62	64	64	64
Operating expenses:
Cost of product revenues	31	30	28	30
Cost of service revenues	43	41	43	41
Selling, general and administrative	25	27	27	26
Independent research and development	5	6	5	6
Amortization of acquired intangible assets	1	1	1	1
Income (loss) from continuing operations	(5)	(5)	(4)	(4)
Interest (expense) income, net	(1)	(1)	(1)	(1)
Income (loss) from continuing operations before income taxes	(6)	(5)	(5)	(4)
(Provision for) benefit from income taxes from continuing operations	(1)	1	(3)	1
Net income (loss) from continuing operations	(7)	(5)	(8)	(3)
Net income (loss) from discontinued operations, net of tax	1	4	2	4
Net income (loss) attributable to Viasat, Inc.	(6)	(1)	(6)	1

Three Months Ended December 31, 2022 vs. Three Months Ended December 31, 2021

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2022	December 31, 2021	Increase (Decrease)	Increase (Decrease)
Product revenues	$249.3	$226.7	$22.6	10%
Service revenues	402.1	398.6	3.6	1%
Total revenues	$651.4	$625.3	$26.2	4%

Our total revenues increased by $26.2 million as a result of a $22.6 million increase in product revenues and a $3.6 million increase in service revenues. The product revenue increase was driven by a $24.1 million increase in our commercial networks segment, partially offset by a $1.5 million decrease in our government systems segment. The service revenue increase was driven by increases of $7.4 million in our government systems segment and $3.4 million in our commercial networks segment, partially offset by a $7.3 million decrease in our satellite services segment.

Cost of revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2022	December 31, 2021	Increase (Decrease)	Increase (Decrease)
Cost of product revenues	$205.2	$185.1	$20.1	11%
Cost of service revenues	277.9	259.2	18.7	7%
Total cost of revenues	$483.0	$444.2	$38.8	9%

Cost of revenues increased by $38.8 million due to an increase of $20.1 million in cost of product revenues and an increase of $18.7 million in cost of service revenues. The cost of product revenues increase was primarily due to increased product revenues, mainly from our commercial networks segment, causing an $18.5 million increase in cost of product revenues on a constant margin basis. The cost of service revenue increase was mainly driven by lower margins, primarily from our satellite services segment driven by a decline in U.S. fixed broadband revenue due to fewer residential subscribers as we manage our bandwidth capacity in support of our growing mobility service ahead of the ViaSat-3 Americas launch. Once commercial service on ViaSat-3 Americas commences and as services using the new satellite scale, as in our past similar satellite launch cycles, we expect the margins from our satellite services segment to improve (see Liquidity and Capital Resources - Satellite-related activities for further information).

Selling, general and administrative expenses

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2022	December 31, 2021	Increase (Decrease)	Increase (Decrease)
Selling, general and administrative	$162.8	$165.9	$(3.0)	(2)%

The $3.0 million decrease in selling, general and administrative (SG&A) expenses was primarily due to a decrease in support costs of $3.6 million, primarily in our government systems and satellite services segments. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, acquisition and transaction related expenses, facilities, finance, contract administration and general management.

Independent research and development

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2022	December 31, 2021	Increase (Decrease)	Increase (Decrease)
Independent research and development	$29.4	$36.4	$(6.9)	(19)%

The $6.9 million decrease in independent research and development (IR&D) expenses was primarily the result of a $7.8 million decrease in our commercial networks segment (primarily related to next-generation satellite payload technologies), partially offset by an insignificant increase in our government systems segment.

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to 20 years. The amortization of acquired intangible assets in the third quarter of fiscal year 2023 was relatively flat compared to the prior year period.

Interest income

Interest income for the three months ended December 31, 2022 was relatively flat compared to the prior year period.

Interest expense

The $3.3 million increase in interest expense for the three months ended December 31, 2022 compared to the prior year period was primarily the result of an increase in interest expense related to our senior secured term loan facility (the Term Loan Facility), which was entered into during the fourth quarter of fiscal year 2022, partially offset by an increase in the amount of interest capitalized during the third quarter of fiscal year 2023 compared to the prior year period.

Income taxes

For the three months ended December 31, 2022, we recorded an income tax provision of $5.2 million, resulting in an effective tax rate of negative 13%. The effective tax rate for the period differed from the U.S statutory rate due primarily to the expense for tax deficiencies upon settlement of stock-based compensation during the period. For the three months ended December 31, 2021, we recorded an income tax benefit of $3.3 million, resulting in an effective tax rate of 10%. The effective tax rate for the period differed from the U.S. statutory rate primarily due to the benefit of federal R&D tax credits, partially offset by the expense for tax deficiencies upon settlement of stock-based compensation during the period.

Segment Results for the Three Months Ended December 31, 2022 vs. Three Months Ended December 31, 2021

Satellite services segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2022	December 31, 2021	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$—	$—	$—	—%
Segment service revenues	302.4	309.7	(7.3)	(2)%
Total segment revenues	$302.4	$309.7	$(7.3)	(2)%

The decrease of $7.3 million in our satellite services segment revenues for the three months ended December 31, 2022 compared to the prior year period was primarily due to a decline in U.S. fixed broadband revenue due to fewer residential subscribers as we manage our bandwidth capacity in support of our growing mobility services ahead of the ViaSat-3 Americas launch, partially offset by an increase in our in-flight services business. Our in-flight services business service revenue increased as the number of commercial aircraft receiving our in-flight services through our IFC systems and passenger air traffic both continued to increase.

Segment operating profit (loss)

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2022	December 31, 2021	Increase (Decrease)	Increase (Decrease)
Segment operating profit (loss)	$(8.4)	$11.5	$(19.9)	(173)%
Percentage of segment revenues	(3)%	4%

The change in our satellite services segment operating profit to an operating loss was driven primarily by lower earnings contributions of $22.4 million, mainly due to lower contribution from our fixed broadband services business driven by a decline in U.S. fixed broadband revenue due to fewer residential subscribers as we manage our bandwidth capacity in support of our growing mobility service ahead of the ViaSat-3 Americas launch. Once commercial service on ViaSat-3 Americas commences and as services using the new satellite scale, as in our past similar satellite launch cycles, we expect the margins from our satellite services segment to improve (see Liquidity and Capital Resources - Satellite-related activities for further information).

Commercial networks segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2022	December 31, 2021	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$147.2	$123.1	$24.1	20%
Segment service revenues	20.1	16.6	3.4	21%
Total segment revenues	$167.2	$139.7	$27.5	20%

Our commercial networks segment revenues increased by $27.5 million, due to a $24.1 million increase in product revenues and a $3.4 million increase in service revenues. The increase in product revenues was primarily due to an increase of $25.5 million in mobile broadband satellite communication systems products, related to higher IFC terminal shipments. The increase in service revenues was primarily driven by an increase in mobile broadband satellite communication systems services.

Segment operating profit (loss)

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2022	December 31, 2021	(Increase) Decrease	(Increase) Decrease
Segment operating profit (loss)	$(40.3)	$(51.7)	$11.4	22%
Percentage of segment revenues	(24)%	(37)%

The decrease in our commercial networks segment operating loss was primarily driven by higher earnings contributions of $4.6 million, due to an increase in revenues, as discussed above. Additionally, the decrease in our commercial networks segment operating loss was further driven by a decrease of $7.8 million in IR&D expenses (primarily related to next-generation satellite payload technologies). The decrease in commercial networks segment operating loss was partially offset by higher SG&A costs of $1.0 million.

Government systems segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2022	December 31, 2021	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$102.2	$103.6	$(1.5)	(1)%
Segment service revenues	79.7	72.2	7.4	10%
Total segment revenues	$181.8	$175.9	$5.9	3%

Our government systems segment revenues increased by $5.9 million due to a $7.4 million increase in service revenues, partially offset by a $1.5 million decrease in product revenues. The service revenue increase was primarily due to a $7.6 million increase in government satellite communication systems services. Our government systems segment continued to show some impacts from the COVID-19 pandemic, due to continuing certification delays and supply chain component shortages, but government systems segment awards remained strong through the end of the third quarter of fiscal year 2023. As noted above, all government systems segment results reported herein exclude the Link-16 TDL Business, which are reported as discontinued operations in our condensed consolidated statements of operations for all periods presented.

Segment operating profit (loss)

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2022	December 31, 2021	Increase (Decrease)	Increase (Decrease)
Segment operating profit (loss)	$24.8	$19.0	$5.8	30%
Percentage of segment revenues	14%	11%

The $5.8 million increase in our government systems segment operating profit was primarily driven by higher earnings contributions of $5.2 million, primarily due to increased revenues and improved margins in our government satellite communication systems services.

Nine Months Ended December 31, 2022 vs. Nine Months Ended December 31, 2021

Revenues

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2022	December 31, 2021	Increase (Decrease)	Increase (Decrease)
Product revenues	$682.8	$658.4	$24.4	4%
Service revenues	1,207.3	1,152.1	55.2	5%
Total revenues	$1,890.1	$1,810.4	$79.6	4%

Our total revenues grew by $79.6 million as a result of a $55.2 million increase in service revenues and a $24.4 million increase in product revenues. The service revenue increase was due to increases of $31.1 million in our satellite services segment, $14.2 million in our government systems segment, and $9.9 million in our commercial networks segment. The increase in product revenues was driven primarily by a $57.0 million increase in our commercial networks segment, primarily the result of the Cisco Systems, Inc. (Cisco) settlement. Cisco, which previously acquired Acacia Communications, Inc. (Acacia), paid us $62.2 million during the second quarter of fiscal year 2023 in order to fully satisfy the July 2019 judgment previously entered against Acacia (the Cisco Settlement), of which we recorded $55.8 million as product revenue in our commercial networks segment (see Note 1 — Basis of Presentation to our condensed consolidated financial statements for more information), partially offset by a $32.6 million decrease in our government systems segment.

Cost of revenues

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2022	December 31, 2021	Increase (Decrease)	Increase (Decrease)
Cost of product revenues	$528.5	$535.1	$(6.7)	(1)%
Cost of service revenues	814.2	740.1	74.1	10%
Total cost of revenues	$1,342.7	$1,275.2	$67.5	5%

Cost of revenues increased by $67.5 million due to an increase of $74.1 million in cost of service revenues, partially offset by a $6.7 million decrease in cost of product revenues. A portion of the cost of service revenue increase was due to lower margins, primarily from our satellite services segment driven by a decline in U.S. fixed broadband revenue due to fewer residential subscribers as we manage our bandwidth capacity in support of our growing mobility service ahead of the ViaSat-3 Americas launch. Once commercial service on ViaSat-3 Americas commences and as services using the new satellite scale, as in our past similar satellite launch cycles, we expect the margins from our satellite services segment to improve (see Liquidity and Capital Resources - Satellite-related activities for further information). The increase in cost of service revenues was further driven by increased service revenues, also mainly from our satellite services segment primarily attributable to an increase in our in-flight services business, causing a $35.5 million increase in cost of service revenues on a constant margin basis. The decrease in cost of product revenues was primarily driven by lower product revenues from our government systems segment.

Selling, general and administrative expenses

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2022	December 31, 2021	Increase (Decrease)	Increase (Decrease)
Selling, general and administrative	$511.7	$469.2	$42.4	9%

The $42.4 million increase in SG&A expenses reflected an increase in support costs of $33.8 million, driven by an increase in acquisition-related expenses of $13.5 million (mainly related to the Inmarsat Transaction) and increases in other support costs reflected across all three segments. The increase in SG&A expenses was also driven by higher selling costs of $5.3 million, reflected primarily in our commercial networks and government systems segments, and higher bid and proposal costs of $3.3 million, mainly in our commercial networks segment. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, acquisition and transaction related expenses, facilities, finance, contract administration and general management.

Independent research and development

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2022	December 31, 2021	Increase (Decrease)	Increase (Decrease)
Independent research and development	$96.6	$109.6	$(13.0)	(12)%

The $13.0 million decrease in IR&D expenses was mainly the result of a decrease of $14.0 million in IR&D efforts in our commercial networks segment (primarily related to next-generation satellite payload technologies), slightly offset by an insignificant increase in our government systems segment.

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to 20 years. The $1.5 million increase in amortization of acquired intangible assets in the first nine months of fiscal year 2023 compared to the prior year period was primarily related to the amortization of new intangibles acquired as a result of recent acquisitions.

Interest income

The $6.9 million increase in interest income for the nine months ended December 31, 2022 compared to the prior year period was primarily the result of the Cisco Settlement described above, of which we recorded $6.4 million as interest income. Please refer to Note 1 — Basis of Presentation to our condensed consolidated financial statements for more information.

Interest expense

The $1.5 million increase in interest expense in the nine months ended December 31, 2022 compared to the prior year period was primarily due to an increase in interest expense related to our Term Loan Facility, which was entered into during the fourth quarter of fiscal year 2022, partially offset by an increase in the amount of interest capitalized during the first nine months of fiscal year 2023 compared to the prior year period.

Income taxes

For the nine months ended December 31, 2022, we recorded an income tax provision of $59.0 million, resulting in an effective tax rate of negative 63%. The effective tax rate for the period differed from the U.S. statutory rate due primarily to the establishment of a valuation allowance on the deferred tax asset for California R&D tax credits that was partially offset by the benefit of federal R&D tax credits, and the expense for tax deficiencies upon settlement of stock-based compensation during the period. For the nine months ended December 31, 2021, we recorded an income tax benefit of $22.0 million, resulting in an effective tax rate of 28%. The effective tax rate for the period differed from the U.S. statutory rate due primarily to the benefit of federal R&D tax credits, the reversal of a deferred tax liability recorded for EBI's outside basis difference upon assertion made during the first quarter of fiscal year 2022 to indefinitely reinvest future earnings and the expense for tax deficiencies upon settlement of stock-based compensation during the period.

Segment Results for the Nine Months Ended December 31, 2022 vs. Nine Months Ended December 31, 2021

Satellite services segment

Revenues

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2022	December 31, 2021	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$—	$—	$—	—%
Segment service revenues	915.1	883.9	31.1	4%
Total segment revenues	$915.1	$883.9	$31.1	4%

Our satellite services segment revenues increased by $31.1 million for the nine months ended December 31, 2022 compared to the prior year period due to an increase in service revenues. The increase in service revenues was primarily attributable to an increase in our in-flight services business. The increase in in-flight service revenue was driven primarily by an increase in the number of commercial aircraft receiving our in-flight services through our IFC systems, an increase in passenger air traffic and the continued return to service of aircraft that were previously inactive as a result of the COVID-19 pandemic.

Segment operating profit (loss)

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2022	December 31, 2021	Increase (Decrease)	Increase (Decrease)
Segment operating profit (loss)	$(13.1)	$35.7	$(48.9)	(137)%
Percentage of segment revenues	(1)%	4%

The change in our satellite services segment operating profit to an operating loss was primarily driven by lower earnings contributions of $29.4 million, primarily from our fixed broadband services business. The increase in our satellite services segment operating loss was further driven by higher SG&A costs of $19.2 million (partially attributable to acquisition expenses related to the Inmarsat Transaction) as well as growing expenses associated with activating more of the ViaSat-3 ground network and international activities and increased expenses as a result of supply chain shortages.

Commercial networks segment

Revenues

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2022	December 31, 2021	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$400.6	$343.5	$57.0	17%
Segment service revenues	59.5	49.6	9.9	20%
Total segment revenues	$460.0	$393.1	$67.0	17%

Our commercial networks segment revenues increased by $67.0 million, due to a $57.0 million increase in product revenues and a $9.9 million increase in service revenues. The increase in product revenues was primarily the result of the Cisco Settlement described above, of which we recorded $55.8 million as product revenue in our commercial networks segment. Please refer to Note 1 — Basis of Presentation to our condensed consolidated financial statements for more information. The increase in service revenues was primarily driven by an increase in mobile broadband satellite communication systems services.

Segment operating profit (loss)

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2022	December 31, 2021	(Increase) Decrease	(Increase) Decrease
Segment operating profit (loss)	$(90.4)	$(147.8)	$57.4	39%
Percentage of segment revenues	(20)%	(38)%

The $57.4 million reduction in our commercial networks operating loss was driven primarily by higher earnings contributions of $54.1 million, primarily due to higher revenues as described above. The reduction in operating loss was also due to a $14.0 million decrease in IR&D expenses (primarily related to next-generation satellite payload technologies). The decrease in operating loss was partially offset by higher SG&A costs of $10.7 million, which includes legal and other expenses related to the Cisco Settlement described above.

Government systems segment

Revenues

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2022	December 31, 2021	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$282.2	$314.8	$(32.6)	(10)%
Segment service revenues	232.8	218.6	14.2	6%
Total segment revenues	$515.0	$533.4	$(18.4)	(3)%

Our government systems segment revenues decreased by $18.4 million due to a $32.6 million decrease in product revenues, partially offset by a $14.2 million increase in service revenues. The product revenue decrease was primarily driven by a $31.7 million decrease in government satellite communication systems products. Our government systems segment continued to show some impacts from the COVID-19 pandemic, due to continuing certification delays and supply chain component shortages, but government systems segment awards remained strong in the first nine months of the fiscal year. The service revenue increase was primarily due to a $19.4 million increase in government satellite communication systems services, partially offset by a $7.7 million decrease in government mobile broadband services. As noted above, all government systems segment results reported herein exclude the Link-16 TDL Business, which are reported as discontinued operations in our condensed consolidated statements of operations for all periods presented.

Segment operating profit (loss)

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2022	December 31, 2021	Increase (Decrease)	Increase (Decrease)
Segment operating profit (loss)	$42.7	$68.4	$(25.8)	(38)%
Percentage of segment revenues	8%	13%

The $25.8 million decrease in our government systems segment operating profit was driven by lower earnings contributions of $12.5 million, primarily due to a decrease in product revenues described above. The decrease in operating profit was also driven by a $12.5 million increase in SG&A costs (partially related to acquisition expenses related to the Inmarsat Transaction).

Backlog

As reflected in the table below, our overall firm and funded backlog (including discontinued operations) increased during the first nine months of fiscal year 2023.

	As of December 31, 2022	As of March 31, 2022
	(In millions)
Firm backlog (including discontinued operations)
Satellite services segment	$427.5	$554.5
Commercial networks segment	701.9	632.2
Government systems segment	1,099.0	846.0
Total	$2,228.4	$2,032.7
Funded backlog (including discontinued operations)
Satellite services segment	$427.5	$554.5
Commercial networks segment	652.0	583.1
Government systems segment	964.1	803.4
Total	$2,043.6	$1,941.0

The firm backlog does not include contract options. As of December 31, 2022, of the $2.2 billion in firm backlog (including approximately $568.9 million attributable to discontinued operations), a little over half is expected to be delivered during the next 12 months, with the balance delivered thereafter. We include in our backlog only those orders for which we have accepted purchase orders, and not anticipated purchase orders and requests. In our satellite services segment, our backlog includes fixed broadband service revenues under our subscriber agreements, but does not include future recurring IFC service revenues under our agreements with commercial airlines. As of December 31, 2022, our IFC systems were installed and in service on approximately 2,140 commercial aircraft, of which approximately 30 were inactive at quarter end (mostly due to impacts of the COVID-19 pandemic). While domestic airline traffic continued to increase during fiscal year 2023 (with increased planes in service and higher passenger volumes), global airline traffic has not yet recovered to pre-pandemic levels. We expect to continue to see some negative impacts on revenues and operating cash flows from our IFC businesses in fiscal year 2023 and potentially beyond but for the effects to continue to lessen over time with increases in passenger air traffic and the return to service of additional currently inactive aircraft. We anticipate that approximately 1,260 additional commercial aircraft under existing customer agreements with commercial airlines will be put into service with our IFC systems. However, the timing of installation and entry into service of IFC systems on additional aircraft under existing customer agreements may be delayed as a result of the impact of the COVID-19 pandemic on the global airline industry. Accordingly, there can be no assurance that all anticipated purchase orders and requests will be placed or that anticipated IFC services will be activated.

Our total new awards (including discontinued operations, but excluding future revenue under recurring consumer commitment arrangements) were approximately $617.1 million and $2.5 billion for the three and nine months ended December 31, 2022, respectively, compared to approximately $568.9 million and $2.0 billion for the three and nine months ended December 31, 2021, respectively.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing, export credit agency financing and equity financing. Subsequent to quarter end, we used a portion of the proceeds from the Link-16 TDL Sale to repay all then-outstanding borrowings under our Revolving Credit Facility. In addition, we expect the remaining portion of the net cash proceeds from the Link-16 TDL Sale to be used to support our operations and provide additional liquidity given the current conditions of credit markets and the 2025 Notes maturity. At December 31, 2022, we had $182.1 million in cash and cash equivalents, $401.0 million in working capital, and $475.0 million in principal amount of outstanding borrowings and borrowing availability of $156.8 million under our Revolving Credit Facility. At March 31, 2022, we had $310.5 million in cash and cash equivalents, $389.1 million in working capital, and no outstanding borrowings and borrowing availability of $637.0 million under our Revolving Credit Facility. We invest our cash in excess of current operating requirements in short-term, highly liquid bank money market accounts.

We have obtained financing commitments for an additional $1.6 billion of new debt facilities in connection with the Inmarsat Transaction (which may be secured and/or unsecured). We also plan to assume $2.1 billion in principal amount of Inmarsat senior secured bonds and the outstanding indebtedness under Inmarsat’s $2.4 billion senior secured credit facilities.

The general cash needs of our satellite services, commercial networks and government systems segments can vary significantly and our future capital requirements will depend upon many factors, including the timing and amount of cash required to consummate the Inmarsat Transaction (including the cash portion of the purchase price, transaction-related costs and integration-related costs, see the discussion above under "Inmarsat Acquisition"), cash required for our satellite projects and any future broadband satellite projects we may engage in, expansion of our IR&D and marketing efforts, and the nature and timing of orders. In particular:

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

Although we can give no assurances concerning our future liquidity, we believe that we have adequate sources of funding to meet our anticipated operating requirements for the next 12 months, as well as to fund the consummation of the Inmarsat Transaction, which include, but are not limited to, cash on hand, borrowing capacity, cash expected to be provided by operating activities and financing commitments obtained in connection with the Inmarsat Transaction.

Cash flows

Cash provided by operating activities for the first nine months of fiscal year 2023 was $317.6 million compared to $386.4 million in the prior year period. This $68.8 million decrease was driven by our operating results (net income (loss) adjusted for depreciation, amortization and other non-cash charges) which resulted in $37.2 million of lower cash provided by operating activities year-over-year, and a $31.6 million year-over-year increase in cash used to fund net operating assets. The increase in cash used to fund net operating assets during the first nine months of fiscal year 2023 when compared to the prior year period was primarily due to a higher increase in cash used for IFC terminal inventory in our commercial networks segment in expectation of related revenue ramp up over the remainder of fiscal year 2023 and the first part of fiscal year 2024 for commercial airline customers.

Cash used in investing activities for the first nine months of fiscal year 2023 was $850.7 million compared to $850.9 million in the prior year period. This insignificant decrease in cash used in investing activities year-over-year reflects $138.7 million in cash used for the RigNet and EBI acquisitions in the first quarter of fiscal year 2022, partially offset by an increase of $99.1 million in capital expenditures used for property and other general purpose equipment, an increase of $25.6 million in cash used for the construction of earth stations and network operation systems, and an increase of $15.7 million in cash used for capital software development year-over-year. Cash used in investing activities related to our discontinued operations was slightly higher year-over-year related to an insignificant increase in capital expenditures used for property and other general purpose equipment.

Cash provided by financing activities for the first nine months of fiscal year 2023 was $406.0 million compared to $338.3 million for the prior year period. This $67.7 million increase in cash provided by financing activities year-over-year was mainly due to an increase in proceeds from debt borrowings of $100.0 million, partially offset by a payment of $30.0 million by our majority-owned subsidiary, TrellisWare Technologies, Inc., to repurchase shares of its common stock from its stockholders in the second quarter of fiscal year 2023 (see Note 1 — Basis of Presentation – Noncontrolling interest to our condensed consolidated financial statements for further information).

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

Long-term debt

As of December 31, 2022, the aggregate principal amount of our total outstanding indebtedness was $3.0 billion, which was comprised of $700.0 million in principal amount of 2025 Notes, $600.0 million in principal amount of 2027 Notes, $400.0 million in principal amount of 2028 Notes (together with the 2025 Notes and 2027 Notes, the Notes), $696.5 million in principal amount of outstanding borrowings under our Term Loan Facility, $475.0 million in principal amount of outstanding borrowings under our $700.0 million Revolving Credit Facility, $59.0 million in principal amount of outstanding borrowings under our direct loan facility with the Export-Import Bank of the United States (the Ex-Im Credit Facility) and $42.3 million of finance lease obligations. Subsequent to quarter end, we used a portion of the proceeds from the Link-16 TDL Sale to repay all then-outstanding borrowings under our Revolving Credit Facility. For information regarding our Term Loan Facility, Revolving Credit Facility and Ex-Im Facility (collectively, the Credit Facilities) and Notes, refer to Note 8 – Senior Notes and Other Long-Term Debt to our condensed consolidated financial statements.

Capital Expenditures and IR&D Investments

For a discussion of our capital expenditures and IR&D investments, see Part II, Item 7, “Liquidity and Capital Resources – Capital Expenditures and IR&D Investments” in our Annual Report on Form 10-K for the year ended March 31, 2022.

Contractual Obligations

The following table sets forth a summary of certain material cash requirements for known contractual obligations and commitments (including in respect of our discontinued operations) at December 31, 2022:

(In thousands, including interest where applicable)	Next 12 months	Thereafter
Operating leases (1)	$81,699	$384,883
Senior Notes and Other Long-Term Debt (2)	232,337	3,578,785
Purchase commitments including satellite-related agreements	1,497,577	1,039,848
Total	$1,811,613	$5,003,516

(1)
These amounts are inclusive of the operating leases for facilities which are attributable to discontinued operations.
(2)
To the extent that the interest rate on any long-term debt is variable, amounts reflected represent estimated interest payments on the applicable current outstanding balance based on the interest rate at December 31, 2022 until the applicable maturity date. Subsequent to quarter end, we used a portion of the proceeds from the Link-16 TDL Sale to repay all then-outstanding borrowings under our Revolving Credit Facility.

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

Our condensed consolidated balance sheets included $148.3 million and $153.2 million of “other liabilities” as of December 31, 2022 and March 31, 2022, respectively, which primarily consisted of the long-term portion of deferred revenues, the long-term portion of our satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites, deferred income taxes and our long-term warranty obligations. With the exception of the long-term portion of our satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites (which is included under “Purchase commitments including satellite-related agreements”), these remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 12 — Commitments to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2022 for additional information regarding satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites. See Note 9 — Product Warranty to our condensed consolidated financial statements for a discussion of our product warranties. Also excluded from the above table are amounts payable to the Sellers under the Purchase Agreement in the Inmarsat Transaction.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at December 31, 2022 as defined in Regulation S-K Item 303(b) other than as discussed under “Contractual Obligations” above or disclosed in the notes to our condensed consolidated financial statements included in this report or in our Annual Report on Form 10-K for the year ended March 31, 2022.

Recent Authoritative Guidance

For information regarding recently adopted and issued accounting pronouncements, see Note 1 — Basis of Presentation to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and short-term and long-term obligations (including the Credit Facilities and the Notes). We consider investments in highly liquid instruments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2022, we held no short-term investments. Our indebtedness for borrowed money comprises borrowings under our Credit Facilities and the aggregate principal amount outstanding under our Notes. The Notes and borrowings under our Ex-Im Credit Facility bear interest at a fixed rate and therefore our exposure to market risk for changes in interest rates relates primarily to borrowings under our Term Loan Facility and Revolving Credit Facility, cash equivalents, short-term investments and short-term obligations.

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain a significant amount of our cash balance in money market accounts. In general, money market accounts are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our cash and cash equivalents earn interest at variable rates. Our interest income has been and may continue to be negatively impacted by low market interest rates. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. If the underlying weighted average interest rate on our cash and cash equivalents, assuming balances remain constant over a year, changed by 50 basis points, interest income would have increased or decreased by an insignificant amount for both the three and nine months ended December 31, 2022 and 2021. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material.

Our primary interest rate under the Term Loan Facility is the SOFR rate plus 4.50%. As of December 31, 2022, the effective interest rate on our outstanding borrowings under the Term Loan Facility was 9.47%. Our primary interest rate under the Revolving Credit Facility is the Eurodollar rate plus an applicable margin that is based on our total leverage ratio. As of December 31, 2022, the weighted average effective interest rate on our outstanding borrowings under the Revolving Credit Facility was 6.33%. Accordingly, assuming both the outstanding balances under the Term Loan Facility and the Revolving Credit Facility remained constant over a year, a 50 basis point increase in the interest rates would increase interest incurred, prior to effects of capitalized interest, by approximately $5.9 million over a 12-month period.

Foreign Exchange Risk

We generally conduct our business in U.S. dollars. However, as our international business is conducted in a variety of foreign currencies, we are exposed to fluctuations in foreign currency exchange rates. A five percent variance in foreign currencies in which our international business is conducted would change our income (loss) before income taxes by an insignificant amount and $1.6 million for the three and nine months ended December 31, 2022, respectively, and by an insignificant amount for both the three and nine months ended December 31, 2021. Our objective in managing our exposure to foreign currency risk is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, from time to time, we may enter into foreign currency forward contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

As of December 31, 2022 and March 31, 2022, we had no foreign currency forward contracts outstanding.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2022.

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

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

2.1*	Asset Purchase Agreement, dated as of October 1, 2022, by and between Viasat, Inc. and L3Harris Technologies, Inc.	8-K	000-21767	2.1	10/03/2022

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

* Certain schedules to this Exhibit have been omitted pursuant to Regulation S-K Item 601(b)(2) or 601(a)(5) (as applicable). Viasat agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request; provided, however, that Viasat may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 for any document so furnished.

** The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of Viasat under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.

February 8, 2023	/s/ MARK DANKBERG
Mark Dankberg
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ SHAWN DUFFY
Shawn Duffy
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)