Form 10-K
period 2023-03-31
VIASAT INC
filed 2023-05-22
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the common stock held by non-affiliates of the registrant as of September 30, 2022 was approximately $2,190,853,412 (based on the closing price on that date for shares of the registrant’s common stock as reported by the Nasdaq Global Select Market).

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of May 5, 2023 was 76,912,401.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended March 31, 2023.

VIASAT, INC.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements that refer to the proposed Inmarsat Transaction (as defined below) and any statements regarding the expected timing, benefits, synergies, growth opportunities and other financial and operating benefits thereof; the closing of the Inmarsat Transaction and timing or satisfaction of regulatory and other closing conditions; our anticipated operations, financial position, liquidity, performance, prospects or growth and scale opportunities following the closing of the Inmarsat Transaction or the Link-16 TDL Sale (as defined below); projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future economic conditions and performance; the development, customer acceptance and anticipated performance of technologies, products or services; satellite construction and launch activities, commencement of commercial service on our ViaSat-3 Americas satellite; the performance and anticipated benefits of our ViaSat-3 and ViaSat-4 class satellites and any future satellite we may construct or acquire; the expected completion, capacity, coverage, service speeds and other features of our satellites, and the timing, cost, economics and other benefits associated therewith; anticipated subscriber growth; plans, objectives and strategies for future operations; international growth opportunities; the number of additional aircraft under existing contracts with commercial airlines anticipated to be put into service with our IFC systems; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ materially include: risks and uncertainties related to the Inmarsat Transaction, including the failure to obtain, or delays in obtaining, required regulatory approvals or clearances; the risk that any such approval may result in the imposition of conditions that could adversely affect us or the expected benefits of the Inmarsat Transaction; the failure to satisfy any of the closing conditions to the Inmarsat Transaction on a timely basis or at all; any adverse impact on our business or on the business of Inmarsat as a result of uncertainty surrounding the Inmarsat Transaction; the nature, cost and outcome of any legal proceedings related to the Inmarsat Transaction; the occurrence of any event, change or other circumstances that could give rise to the termination of the definitive agreement for the Inmarsat Transaction, including in circumstances requiring Viasat to pay a termination fee; the risk that Viasat’s stock price may decline significantly if the Inmarsat Transaction is not consummated; the failure to obtain the necessary debt financing arrangements set forth in the commitment letters received in connection with the Inmarsat Transaction; risks that the Inmarsat Transaction disrupts current plans and operations or diverts management’s attention from its ongoing business; the effect of the announcement of the Inmarsat Transaction on our ability to retain and hire key personnel and maintain relationships with our customers, suppliers and others with whom we do business; our ability to successfully integrate Inmarsat operations, technologies and employees; the ability to realize anticipated benefits and synergies of the Inmarsat Transaction and our other acquisitions, including the expectation of enhancements to Viasat’s products and services, greater revenue or growth opportunities, operating efficiencies and cost savings; the ability to ensure continued performance and market growth of our business following the closing of the Inmarsat Transaction; our ability to realize the anticipated benefits of the ViaSat-3 class satellites and any future satellite we may construct or acquire; unexpected expenses related to our satellite projects; our ability to successfully implement our business plan for our broadband services on our anticipated timeline or at all; capacity constraints in our business in the lead-up to the launch of services on our ViaSat-3 satellites; risks associated with the construction, launch and operation of satellites, including the effect of any anomaly, operational failure or degradation in satellite performance; our ability to successfully develop, introduce and sell new technologies, products and services; audits by the U.S. Government; changes in the global business environment and economic conditions; delays in approving U.S. Government budgets and cuts in government defense expenditures; our reliance on U.S. Government contracts, and on a small number of contracts which account for a significant percentage of our revenues; reduced demand for products and services as a result of continued constraints on capital spending by customers; changes in relationships with, or the financial condition of, key customers or suppliers; our reliance on a limited number of third parties to manufacture and supply our products; increased competition; introduction of new technologies and other factors affecting the communications and defense industries generally; the effect of adverse regulatory changes (including changes affecting spectrum availability or permitted uses) on our ability to sell or deploy our products and services; changes in the way others use spectrum; our inability to access additional spectrum, use spectrum for additional purposes, and/or operate satellites at additional orbital locations; competing uses of the same spectrum or orbital locations that we utilize or seek to utilize; the effect of changes to global tax laws; our level of indebtedness and ability to comply with applicable debt covenants; our involvement in litigation, including intellectual property claims and litigation to protect our proprietary technology; our dependence on a limited number of key employees; and other factors identified under the heading “Risk Factors” in Part I, Item 1A of this report, elsewhere in this report and our other filings with the Securities and Exchange Commission (the SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Company Overview

We are an innovator in communications technologies and services, focused on making connectivity accessible, available and secure for all. Our end-to-end platform of high-capacity Ka-band satellites, ground infrastructure and user terminals enables us to provide cost-effective, high-speed, high-quality broadband solutions to enterprises, consumers, military and government users around the globe, whether on the ground, in the air or at sea. In addition, our government business includes a portfolio of communications gateways; situational awareness products and services; Ka-band, Ku-band and UHF satellite communication products and services; cybersecurity and information assurance products and services; and tactical data link solutions. We believe that our diversification strategy—anchored in a broad portfolio of customer-centric products and services—our vertical integration approach and our ability to effectively cross-deploy technologies between government and commercial applications and segments as well as across different geographic markets, provide us with a strong foundation to sustain and enhance our leadership in advanced communications and networking technologies. We conduct our business through three segments: satellite services, commercial networks and government systems.

Sale of Link-16 TDL Business

On October 1, 2022, we entered into an Asset Purchase Agreement to sell certain assets and assign certain liabilities comprising our Link-16 Tactical Data Links business (the Link-16 TDL Business), part of our government systems segment, to L3Harris Technologies, Inc., (L3Harris) in exchange for approximately $1.96 billion in cash, subject to adjustments (the Link-16 TDL Sale). In accordance with the authoritative guidance for discontinued operations (Accounting Standards Codification (ASC) 205-20), we determined that the Link-16 TDL Business met held-for-sale and discontinued operations accounting criteria at the end of the second quarter of fiscal year 2023. Accordingly, we classified the results of the Link-16 TDL Business as discontinued operations in our consolidated statements of operations for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations were classified as held for sale and discontinued operations in the consolidated balance sheet as of March 31, 2022. The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. Unless otherwise noted, discussion throughout this Annual Report on Form 10-K relates to continuing operations only and excludes the Link-16 TDL Business. On January 3, 2023, we completed the Link-16 TDL Sale. See Note 4 — Discontinued Operations to our consolidated financial statements for additional information.

Inmarsat Acquisition

On November 8, 2021, we entered into a Share Purchase Agreement (the Purchase Agreement) to combine with Connect Topco Limited, a private company limited by shares and incorporated in Guernsey (Inmarsat), with the shareholders of Inmarsat and certain management and employees who hold options and shares of a subsidiary of Inmarsat whose options and shares will be exchanged for shares of Inmarsat prior to closing (collectively, the Sellers). Pursuant to the Purchase Agreement, we will purchase all of the issued and outstanding shares of Inmarsat from the Sellers upon the terms and subject to the conditions set forth therein (the Inmarsat Transaction). The total consideration payable by us under the Purchase Agreement consists of $850.0 million in cash, subject to adjustments (such as the dividend paid by Inmarsat in April 2022, see below), and approximately 46.36 million unregistered shares of our common stock. On April 6, 2022, Inmarsat paid a dividend of $299.3 million to the Sellers, resulting in a $299.3 million reduction in the cash consideration payable by us at the closing of the Inmarsat Transaction. Our board of directors has unanimously approved the Purchase Agreement and the proposed Inmarsat Transaction. Our stockholders approved the issuance of shares in the Inmarsat Transaction and an amendment to our certificate of incorporation to increase the number of shares of our common stock authorized for issuance at a special meeting held on June 21, 2022.

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

Our proprietary Ka-band satellites are at the core of our technology platform, and we also have access to various Ka-band and Ku-band satellites globally. We own four Ka-band satellites in commercial service — three over North America (our second-generation ViaSat-2 satellite (launched in 2017), our first-generation ViaSat-1 satellite (launched in 2011) and the WildBlue-1 satellite (launched in 2007)), and the KA-SAT satellite (launched in 2010) over EMEA. In addition, we have lifetime leases of Ka-band capacity on two satellites. We successfully launched the first of our third-generation ViaSat-3 class satellites, ViaSat-3 Americas, into orbit on April 30, 2023 (which satellite is currently being prepared for commercial service) and we are planning to launch two additional third-generation ViaSat-3 class satellites currently under construction to complete our global constellation. We expect our ViaSat-3 constellation, once in commercial service, to provide approximately eight times the capacity of the ViaSat-1 and ViaSat-2 satellites combined and to enable us to deliver affordable connectivity across most of the world.

The primary services offered by our satellite services segment are comprised of:

•
Fixed Broadband Services, which provide consumers and businesses with high-speed, high-quality broadband internet access and Voice over Internet Protocol (VoIP) services, primarily in the United States as well as in various countries in Europe and Latin America. Our service offerings include premium data plans with download speeds of up to 150 Mbps in select areas in the United States. We also offer wholesale and retail fixed broadband services to our distribution partners.
•
In-Flight Services, which provide industry-leading IFC, wireless in-flight entertainment (W-IFE) and aviation software services to commercial airlines and private business jets. The data capacity of our IFC systems enables all passengers and crew to receive in-flight internet service in the air similar to the internet service available on the ground, supporting applications such as high-speed web browsing, streaming and social media applications. Our W-IFE service is a cloud-based platform providing passengers with access to a wide range of premium entertainment, video and information services maintained on an onboard server and wirelessly delivered direct to passengers’ own devices. As of March 31, 2023, our IFC systems were installed and in service on approximately 2,270 commercial aircraft, of which approximately 40 were inactive at fiscal year end (mostly due to standard aircraft maintenance). We anticipate that approximately 1,310 additional commercial aircraft under existing customer agreements with commercial airlines will be put into service with our IFC systems. However, the timing of installation and entry into service for additional aircraft under existing customer agreements may be delayed due to lingering COVID-19 impacts. Additionally, due to the nature of commercial airline contracts, there can be no assurance that anticipated IFC services will be activated on all such additional commercial aircraft.
•
Prepaid Internet Services, which offer innovative, affordable, satellite-based connectivity in communities that have little or no access to the internet. These services help foster digital inclusion by enabling millions of people to connect to affordable, high-quality internet services via a centralized terminal connected to the internet via satellite, that is then used to provide community hotspots, home broadband and mobile broadband. We provide Prepaid Internet services in multiple regions in Mexico and Brazil and are trialing services in advance of full-service launch in various other countries in South America and Central America.
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
•
Energy Services, which include ultra-secure solutions spanning global IP connectivity, bandwidth-optimized over-the-top applications, satellite-based managed services across multiple satellite frequency bands (Ku- and Ka-band), industrial internet-of-things, big data enablement and industry-leading machine learning analytics. These services support the evolution of always-on digital enablement and primarily derive from our acquisition of RigNet in April 2021.

Our ViaSat-3 class satellites are our third-generation, high-capacity Ka-band satellite design and are expected to further improve the speed, availability and cost-efficiency of our proprietary Ka-band satellite network. The satellites will have significantly greater data capacity and geographic coverage than our second-generation ViaSat-2 satellite. Our third-generation satellite design has enhanced ability to flexibly and dynamically allocate capacity by service, time and geography, allowing us to allocate our satellite capacity to markets where bandwidth usage demands and returns are highest. The first ViaSat-3 class satellite is intended to cover the Americas, the second to cover the EMEA region, and the third to cover the Asia Pacific (APAC) region. On April 30, 2023, we successfully launched ViaSat-3 Americas into orbit. We expect the ViaSat-3 Americas satellite to commence commercial service in the summer of 2023. The ViaSat-3 EMEA satellite is anticipated to launch later this calendar year, with the ViaSat-3 APAC satellite not much further behind.

We believe that growth in our satellite services segment will be driven in the coming years by continued demand for high-speed broadband services across the globe, reflecting continued increases in the number of internet users, applications and connected devices. This anticipated growth presents opportunities across a number of Viasat satellite services businesses, including residential, business internet and prepaid internet services. Further growth in our in-flight services business is expected to be driven by the installation of our IFC systems on additional commercial aircraft and the expansion of airlines and flight routes covered by the footprint of our satellite fleet following the commencement of commercial service on our ViaSat-3 constellation. However, we expect that our anticipated growth will be partially offset by ramping start-up expenses in new international and vertical markets and ground network infrastructure investments associated with the launch of commercial service on our ViaSat-3 constellation.

While the COVID-19 pandemic and its associated effects appear to have waned, global airline traffic has not yet recovered to pre-pandemic levels. We expect to continue to see some negative impacts on revenues and operating cash flows from our IFC businesses in fiscal year 2024 and potentially beyond, but for the effects to continue to lessen over time with increases in passenger air traffic and the return to service of additional currently inactive aircraft. The extent of lingering impacts of the COVID-19 pandemic on our business in fiscal year 2024 and potentially beyond will depend on many factors, including the extent of its effects on important global, regional and local supply chains, overall supply and demand, global air travel, consumer confidence, discretionary spending levels and levels of economic activity.

Commercial Networks

We are a leading end-to-end network technology and equipment supplier in broadband satellite markets. In addition to developing our own proprietary high-capacity Ka-band satellite systems, our commercial networks segment develops and sells a wide array of advanced satellite and wireless products, antenna systems and network and terminal solutions that support or enable the provision of high-speed fixed and mobile broadband services. We design, develop and produce space system solutions for multiple orbital regimes, including geostationary (GEO), medium earth orbit (MEO) and low earth orbit (LEO).

Our products, systems and solutions are generally developed through a combination of customer funding and discretionary internal research and development (R&D) funding, with products often linked through common underlying technologies, customer applications and market relationships. For example, products, systems and solutions developed and sold in our commercial networks segment are often complementary to those developed and sold to government customers in our government systems segment, and our portfolio of government and military offerings in our government systems segment leverages our technological investments in our commercial networks segment. Our commercial networks segment also drives growth in our satellite services segment. For example, the IFC terminals sold and installed on commercial aircraft and business jets in our commercial networks segment are then utilized to receive IFC services, driving recurring revenues in our satellite services segment.

The primary products, systems, solutions and services offered by our commercial networks segment are comprised of:

•
Mobile Broadband Satellite Communication Systems, which include systems and products designed for use in aircraft, land-mobile and seagoing vessels, such as the IFC systems we install on business and commercial aircraft. These systems and products are designed to provide high-speed, cost-efficient broadband access to customers while on the move, and also utilize fixed broadband satellite infrastructure. The lingering impacts of the COVID-19 pandemic continue to affect our mobile broadband satellite communications system business, as global airline traffic has not yet recovered to pre-pandemic levels.
•
Fixed Broadband Satellite Communication Systems, which include next-generation satellite network infrastructure and ground terminals designed to enable satellite-based broadband access for residential, enterprise and Prepaid Internet users. Products and solutions in this category include space-to-earth connectivity systems, ground network infrastructure, user terminals and design and implementation for customer telecommunication systems. We also offer related products and services to enterprise customers to address bandwidth constraints and other issues. In addition to commercial sales of these products and solutions, our fixed broadband satellite communication systems also support our own fleet of proprietary Ka-band satellites.

•
Antenna Systems, which include state-of-the-art ground and airborne terminals, antennas and gateways for terrestrial and satellite customer applications (such as real-time Earth imaging and remote sensing services, mobile satellite communication, Ka-band earth stations and other multi-band/multi-function antennas).
•
Space Systems Design and Satellite Networking Development, which includes the design and development of the architecture of high-capacity Ka-band geosynchronous satellites and the associated satellite payload and antenna technologies (both for our own satellite fleet as well as for third parties), and special purpose LEO and MEO satellites and other small satellite platforms, as well as semiconductor design for application-specific integrated circuit (ASIC) and monolithic microwave integrated circuit (MMIC) chips. Satellite networking development includes specialized design and technology services covering all aspects of satellite communication system architecture, networks and technology. Products and services include analysis, design and development of satellite and ground communications systems and network function virtualization, as well as ground-based network subsystems for various commercial, military and space uses.

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

Government Systems

We are a leading provider of innovative communications and cybersecurity products and solutions to the U.S. Government and other military and government users around the world. Our government systems segment offers a broad array of products and services designed to enable the collection and transmission of secure real-time digital information and communications between fixed and mobile command centers, intelligence and defense platforms and individuals in a dispersed environment. Customers of our government systems segment include the U.S. Department of Defense (DoD), U.S. Department of Homeland Security (DHS), other elements of the U.S. federal government, state governments, allied foreign governments, allied armed forces, public safety first-responders and remote government employees.

The primary products and services of our government systems segment include:

•
Government Mobile Broadband Products and Services, which provide military and government users with high-speed, real-time broadband and multimedia connectivity in key regions of the world, as well as line-of-sight (LOS) and beyond-line-of-sight (BLOS) Intelligence, Surveillance and Reconnaissance (ISR) missions. Our government mobile broadband services include high-bandwidth global communications services in support of VIP and senior-level airborne operations and emergency response, as well as LOS and BLOS ISR missions. Products include mobile broadband modems, terminals, network access control systems and antenna systems using a range of satellite frequency bands capable of being installed and operated on a wide variety of fixed wing, rotary wing, manned and unmanned aircraft, ground vehicles and maritime platforms. Services include advanced mobility services to governments for aircraft and ships, as well as for nomadic and ground-based missions. Our high-capacity, secure mobile broadband products and services are enabled by our next-generation satellite network infrastructure, which will be further enhanced following the launch of commercial service on our ViaSat-3 constellation.

•
Government Satellite Communication (SATCOM) Systems, which offer an array of portable, mobile and fixed broadband modems, terminals, network access control systems and antenna systems using a range of satellite frequency bands for Command and Control (C2) missions, satellite networking services, and network management systems for Wi-Fi and other internet access networks. Our SATCOM systems, products and services are designed to support high-throughput broadband data links, to increase available bandwidth using existing satellite capacity, and to be resilient to withstand certain catastrophic events. Our range of SATCOM broadband modems, terminals and systems support high-speed broadband and multimedia transmissions over point-to-point, mesh and hub-and-spoke satellite networking systems, and include products designed for manpacks, aircraft, unmanned aerial vehicles (UAVs), seagoing vessels, ground-mobile vehicles, space-based systems and fixed applications.
•
Secure Networking, Cybersecurity and Information Assurance Products and Services, which provide advanced, high-speed IP-based “Type 1” and High Assurance Internet Protocol Encryption (HAIPE®)-compliant encryption solutions that enable military and government users to communicate information securely, and that protect the integrity of data stored on computers and storage devices. Our encryption products and modules use a programmable, high-assurance architecture that can be easily upgraded in the field or integrated into existing communication networks, and are available both on a stand-alone basis and as embedded modules within our tactical radio, information distribution and other SATCOM systems and products.
•
Tactical Data Link Solutions, which continue to provide certain solutions in the tactical data link space, including our Move Out/Jump Off (MOJO) tactical gateway family of products and simulation environments via our radio frequency generators which test our customers' tactical data links. On January 3, 2023 we sold the remainder of our Link-16 TDL Business to L3Harris. See Note 4 — Discontinued Operations to our consolidated financial statements for additional information.

We believe the battlefield of the future will require a resilient communications architecture capable of supporting tomorrow’s Joint All-Domain Command and Control (JADC2) and high-velocity, data-rich network-centric operations, enabling secure, reliable and ubiquitous connectivity while under attack, on the move or at a pause, or at fixed locations around the globe. These requirements will potentially provide significant growth opportunities in our government systems segment in the coming years, as demand increases for secure, higher-capacity, higher-quality broadband services, associated ground systems and advanced cybersecurity protections. Additional growth factors include an increasing military interest for high-speed broadband BLOS connectivity, supporting real-time C2 decision-making and enhanced situational awareness across land, maritime, air and space applications.

Our Strengths

We believe the following strengths position our business to capitalize on attractive growth opportunities in our business:

•
Innovation of Next-Generation Satellite and Space Technologies. We have a long history of innovation in next-generation satellite and space technologies. Our award-winning first-generation, high-capacity Ka-band spot-beam satellite, ViaSat-1, earned a Guinness World Records® title in 2013 as the highest-capacity communications satellite in the world at that time. Our second-generation ViaSat-2 satellite and its advanced ground network infrastructure significantly expanded our total bandwidth capacity and geographic reach, and support the flexible allocation of capacity to meet demand within the satellite’s footprint. By improving satellite speed, capacity, availability and geographic coverage area, our ViaSat-2 satellite enabled us to provide compelling premium retail service plans in select markets that can compete against traditional terrestrial broadband service providers and to significantly expand our IFC services business. In 2018, ViaSat-2 was selected as a winner in the ‘Space, Platforms’ category of Aviation Week’s 61st Annual Laureate Awards, honoring extraordinary achievements in the global aerospace arena. Our third-generation ViaSat-3 class satellites utilize a new satellite architecture with miniaturized electronics and more productive and efficient antenna designs. This new satellite design is expected to significantly expand the geographic coverage area and data capacity of each satellite and to further enhance our ability to flexibly and dynamically allocate capacity to match demand, resulting in greater speed, availability and cost-efficiency. Furthermore, we are now working on the design of our next-generation ViaSat-4 satellite system, which is expected to have even greater capacity with each satellite expected to be able to deliver multiple Terabits per second—yielding another significant productivity gain relative to our ViaSat-3 class satellites. We believe our history since inception of developing proprietary and innovative satellite technologies spanning spacecraft, ground infrastructure, user terminals and network design demonstrates that we possess the expertise and credibility required to serve the evolving technology needs of our customers whether on the ground, in the air or at sea.
•
Vertically Integrated End-to-End Platform of Leading Broadband Technologies. We believe our innovative ecosystem of high-capacity Ka-band satellites, ground infrastructure and user terminals creates significant synergies in our business and positions us to drive operational efficiencies and cost-effectively deliver a diverse portfolio of high-speed, high-quality broadband solutions and applications to enterprises, consumers, military and government users. Our product, system and service offerings are often linked through common underlying technologies, customer applications and market relationships. We believe that our comprehensive and vertically integrated portfolio of satellites, products and services, combined with our ability to effectively cross-deploy technologies between government and commercial segments and across different geographic markets, provides us with a strong foundation to sustain and enhance our leadership in broadband technologies and services.
•
Diversification of Business Model. Our business is highly diversified. Our fixed broadband services range from premium residential services at high data speeds to Prepaid Internet services designed to provide affordable internet access via satellite-powered centralized terminals in countries with significant unserved or underserved populations. Our IFC systems and services support high-speed broadband services for commercial, private and military aircraft around the globe. In addition, we offer software that combines cutting-edge artificial intelligence and machine learning to help customers digitally transform data into actionable results. We also sell complex satellite communication systems and products to communications service providers, enterprises and government users. In our government systems segment we offer a portfolio of communications gateways, situational awareness products and services, Ka-band, Ku-band and UHF satellite communication products and services, cybersecurity information assurance products and services and tactical data link solutions. This diversification in product and service offerings, customer base and market segment helps to reduce our exposure to fluctuations in any of the individual markets we serve and to provide resilience in our business performance in times of economic or political disruption. For example, during fiscal year 2021, revenue impacts to our commercial aviation business in our satellite services and commercial networks segments resulting from the global disruption in the airline industry caused by the COVID-19 pandemic were offset by strong demand in our fixed broadband services business and other parts of our business.

•
Broad Array of Broadband Service Offerings, Tailored to Market Demand. Our proprietary Ka-band satellite network provides the platform for us to provide a broad array of satellite-based high-quality, high-speed broadband services with multiple applications. Our offerings include fixed broadband services to residential and enterprise customers, market-leading mobility services to aircraft utilizing our IFC systems, and Prepaid Internet services that provide affordable and reliable high-speed connectivity via satellite-powered centralized terminals in unserved and underserved areas. In the U.S. residential broadband market, our ViaSat-2 satellite supports retail service plans offering download speeds in selected markets of up to 150 Mbps. We expect our ViaSat-3 satellites to support a wide array of premium service offerings in more geographic areas. Our IFC services enable connectivity services to be provided to more passengers and crew on more flights, across commercial and business aircraft, and the ability to leverage high-capacity internet services such as streaming video. Our IFC services have received numerous awards and accolades, including both the 2023 and 2022 APEX Passenger Choice Award Winner for Best Wi-Fi (for our services on Delta Air Lines), the 2023 APEX Regional Passenger Choice Award Winner for Best Wi-Fi in the South Pacific (for our services on Qantas), the 2022 APEX Regional Passenger Choice Award Winner for Best Wi-Fi in each of Europe and North America (for our services on Finnair and Jetblue, respectively), the 2019 APEX Global Passenger Choice Award Winner and the 2018 APEX Regional Passenger Choice Award Winner for Best Wi-Fi (for our services on JetBlue). These awards were derived from passenger-submitted data, showcasing the power of the Viasat internet platform to deliver exceptional IFC services. The flexibility, high data throughput and broad geographic coverage area of our ViaSat-2 and our even more powerful ViaSat-3 class satellites (once in commercial service), combined with our ability to dynamically allocate capacity based on demand, enable us to support a wide range of high-speed broadband services addressing multiple markets, provide innovative new services creating new market opportunities, tailor our service offerings to market needs, and compete more effectively in the markets we serve.
•
Diverse Portfolio of Market-Leading Military and Government Offerings. We are a leading provider of innovative communications, cybersecurity and information assurance products and solutions to the U.S. Government and other military and government users around the world. These products and services enable the transmission of secure real-time digital information and communications between fixed and mobile command centers, intelligence and defense platforms and individuals. Our portfolio of government and military offerings leverages our technological investments in our commercial business, and includes expeditionary tactical gateways, small satellite development, fixed and mobile satellite broadband systems and services, cybersecurity and information assurance products and services. Total new awards in our government systems segment (excluding awards relating to our Link-16 TDL Business sold to L3Harris in January 2023) grew from $353.8 million in fiscal year 2012 to $851.5 million in fiscal year 2023, despite an uneven defense spending environment, reflecting the high demand for our diverse portfolio of products and services for military and government users. Our expeditionary tactical gateways bridge the gap between air and ground forces by providing secure, reliable access to air and ground data transmitted over disparate networks for improved situational awareness capabilities and support communications. Our small satellite development work is market leading and is designed to enable a new tactical space layer for our government customers, enabling increasingly advanced precision operations and maneuvering. Our mobile satellite broadband offerings leverage our innovative satellite technologies and proprietary Ka-band satellite platforms, allowing us to provide high-speed, high-quality internet services to government and military personnel, aircraft, ships and land vehicles. In September 2018, we were awarded an eight-year, firm fixed-price contract to provide in-flight broadband and connectivity services to U.S. Government Senior Leader and VIP aircraft. Our secure networking products and services include a broad portfolio of advanced, high-speed Type 1 encryption solutions that are capable of operating at speeds of up to 200 Gbps, as well as advanced cybersecurity products to detect and mitigate malicious network effects. In February 2021, we received enhanced cybersecurity accreditation from the DHS through their Enhanced Cybersecurity Services (ECS) program. As an accredited ECS provider, we receive DHS-provided sensitive and classified cybersecurity threat indicators and information to defend U.S.-based public and private computer networks, including state and local governments, against unauthorized access, denial, degradation, exploitation and data exfiltration.

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
•
Experienced Management Team and Diversified Board of Directors. Our core management team is comprised of seasoned executives with significant leadership experience in satellite communications, defense, aerospace, global mobility and integration. For example, our Chairman of the Board and Chief Executive Officer, Mark Dankberg, has been with Viasat since its inception in 1986. Mr. Dankberg is considered to be a leading expert in the field of satellite, wireless and defense communications. Richard Baldridge, our Vice Chairman, has been with Viasat for over 20 years. During Mr. Baldridge's tenure, Viasat has grown organically and through acquisitions by more than a factor of 10. K. Guru Gowrappan, who joined Viasat in April 2023 as our new President, brings extensive leadership experience building products globally and operationalizing and scaling businesses across ecosystems. In addition, in recent years we undertook a conscious effort to diversify our Board of Directors, bringing in a wide variety of skills and experience aligned with our long-term goals. Our Board is comprised of a diverse range of high-profile corporate leaders with extensive experience in globalization, communications, space operations, and technology and business integration.

Our Strategy

Our business strategy is to maintain our leadership position in cost-efficient, high-quality satellite-based communications products and services, focused on making connectivity accessible, available and secure for all. The principal elements of our strategy include:

•
Drive Capital Efficiencies
o
Deliver the Most Productive Satellite Systems: We are hyper-focused on maximizing the useful bandwidth per total lifetime capital cost of each satellite. We refer to this as “bandwidth productivity” and see this metric as a key factor in determining our return on satellite investment for each satellite we design, develop and build. We believe our ViaSat-3 and ViaSat-4 satellites will be leaders in bandwidth productivity compared to other existing and announced satellite constellations.
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
•
Focus on Relentless Execution
o
Maintain Focus on Technology Leadership: We continue to focus on strategic R&D to bring more efficient, effective and customer-centric high-capacity, high-speed broadband communications to the global market. Our continued innovation in satellite system product development has been one of our hallmarks. We intend to maintain our leadership position in satellite systems, technologies and services, while continuing to expand our efforts in wireless communications, cloud networking and security. Our R&D efforts are supported by a global employee base that includes approximately 3,500 engineers and a culture that deeply values and supports innovation.

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
o
Customer-Centricity Evolution: We are focused on continuing to increase our customer interactions and have incorporated new technologies, tools and learnings from artificial intelligence and machine learning to enhanced customer intimacy techniques and customer advisory councils. We strive to continue to improve our ongoing customer engagements through proactive response, deeper customer insights and enhanced customer exchanges. This is an ongoing effort that will continue to be an investment and nurture opportunity for us.
•
Continue to Expand into New Markets and Geographies
o
Enter and Disrupt New and Adjacent Markets through Technology Innovation: We continue to create or address new and adjacent markets using our technological advancements to disrupt existing business models and drive shifts in target markets and user demand. For example, the technological innovations and power of our proprietary Ka-band satellite network enabled us to disrupt the IFC business model and successfully expand our broadband service offerings into the commercial air market. As the capacity and geographic coverage areas of our satellite systems continue to increase with each generation of our high-capacity Ka-band satellite designs, we expect the addressable markets for our broadband technologies, products and services to continue to expand. Higher capacity, more flexible satellites will allow us to offer a broader array of cost-effective, high-quality broadband services that can be tailored to different geographic regions and bandwidth usage demands.
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
o
Target International Expansion. With the expected upcoming commencement of commercial service on our ViaSat-3 constellation, we have placed tremendous effort on growing our operations, sales/distribution, customer/partner base and regulatory framework globally. We continue to believe that international markets provide attractive opportunities for the long-term growth of our business. As worldwide demand for broadband connectivity continues to grow, we expect that our comprehensive offering of next-generation Ka-band satellites, advanced end-to-end communication systems and ground networking equipment and products, and their ability to enable a wide range of cost-effective, high-speed, high-quality broadband services, will be increasingly attractive internationally. Our ViaSat-2 satellite significantly expanded the geographic coverage area of our broadband services over North and Central America and the primary aeronautical and maritime routes across the Atlantic Ocean, allowing us to bring high-value in-flight services to many more commercial, business and government aircraft within the expanded satellite footprint and launch new, innovative ground-based services in new markets, such as our Prepaid Internet services which offer community hotspots, home broadband and mobile broadband in unserved and underserved areas using satellite-powered centralized terminals. Ahead of the launch of commercial service on our ViaSat-3 constellation, we have leveraged third-party partner satellites (such as Telebras in Brazil, Avanti in EMEA, nbn in Australia and China Satcom in China) to create a runway for Viasat to begin offering and trialing service plans internationally as well as build brand presence and name recognition. We have also undertaken a thoughtful approach to mergers and acquisitions to drive international expansion. For example, in the Inmarsat Transaction, Inmarsat’s existing satellite fleet would provide global coverage (including strong oceanic coverage and polar reach) and greater redundancy and resiliency for the combined company versus Viasat on a standalone basis. The acquisition of the remaining interest in EBI enables us to expand more effectively and rapidly in the EMEA region. Our acquisition of RigNet also positioned us to expand into new global markets, as RigNet has customers and operations globally. Finally, we expect our ViaSat-3 and ViaSat-4 global constellations will be enablers for the scalable, long-term global expansion of our business, providing the platform for us to deliver high-quality and affordable broadband connectivity worldwide. Demand profile differs by geographic market, reflecting geographic, economic, political, regulatory and other factors. However, the flexibility, high bandwidth capacity and broad geographic coverage area of our second- and third-generation proprietary Ka-band satellites allow us to tailor our service offerings for the opportunities and needs of different geographic markets.
•
Prioritize the End-User
o
Recognize Broadband Connectivity is a Means to an End, not an End in Itself. The value of a broadband network is in the applications it enables. With this understanding, we have worked closely with leading edge and content providers (including companies such as Apple, Facebook, fuboTV and the NBA, among others) to enhance end-users’ experiences with their online and streaming media services over our network, helping them leverage the potential of making affordable broadband available in places where it has never been. We also work with U.S. Government agencies, major airlines and others on multiple continents to help ensure end-users have satisfying — and affordable — broadband experiences on our network. Our ViaSat-3 constellation will help meet increasing end-user demand and the need for global reach. In addition, we work with various international governments to help bring digital and social inclusion to their constituents through efficient satellite-enabled services such as our Prepaid Internet services, which offer community hotspots, home broadband and mobile broadband in unserved and underserved areas using satellite-powered centralized terminals. By making broadband connectivity accessible to millions of people living in regions where traditional terrestrial and wireless internet services were either non-existent or cost prohibitive, we have been able to help generate positive socio-economic impacts — in education, e-commerce, finance, healthcare and more — at lower bandwidth costs.
•
Manage for the Long Term
o
Pursue Growth Through Strategic Alliances, Partnering Arrangements and Relationships. We actively seek strategic relationships and joint ventures with companies whose financial, marketing, operational or technological resources may accelerate the introduction of new technologies, service offerings and/or the penetration of new markets. For example, we have entered into strategic agreements in Brazil, Guatemala, Mexico and Peru with local partners to bring high-speed, affordable internet to unserved and underserved communities, which allows us to gain market insights and build brand awareness in advance of the roll-out of services in the region following the commencement of commercial services on our ViaSat-3 Americas satellite. In our government systems segment, we also regularly enter into teaming arrangements with other government contractors to more effectively capture complex government programs. We may continue to evaluate acquisitions of, or investments in, complementary companies, businesses, products or technologies to supplement our internal growth.
o
Encourage Safe Sustainable Access to Space. We strive to be a leader in bringing benefits of space technology to the world in a sustainable, responsible and inclusive way. We are focused on cooperating with a broad range of responsible nations and global partners to ensure safe, responsible and equitable access to space for all.

Our Customers

Our customer base is highly diversified. Customers of our satellite services segment reflect the diversity in our broadband service offerings and include residential customers, small and medium-sized businesses, enterprise customers, commercial airlines and Prepaid Internet users. Customers of our fixed broadband services are obtained through either our direct or partner distribution channels. The customers of our government systems and commercial networks segments include the DoD, the DHS, select other U.S. federal, state and local government agencies, allied foreign governments and militaries, commercial and defense contractors, satellite network integrators, large communications service providers and enterprises requiring complex communications and networking solutions. We enter into government contracts either directly with U.S. or foreign governments, or indirectly through domestic or international partners or resellers. In our commercial networks segment, we also act as both a prime contractor and subcontractor for the sale of equipment and services.

Revenues from the U.S. Government as an individual customer comprised approximately 17%, 18% and 21% of total revenues for fiscal years 2023, 2022 and 2021, respectively. None of our other customers comprised 10% or more of total revenues in fiscal years 2023, 2022 or 2021.

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

We provide products and services under federal government contracts that usually require performance over a period of several months to multiple years. Long-term contracts may be impacted based on when the government appropriated funds are available and to what level, which may result in a delay, reduction or termination of these contracts.

Our federal government contracts are performed under cost-reimbursement contracts, time-and-materials contracts and fixed-price contracts. Cost-reimbursement contracts provide for reimbursement of costs and payment of a fee. The fee may be either fixed by the contract or variable, based upon cost control, quality, delivery and the customer’s subjective evaluation of the work. Under time-and-materials contracts, we receive a fixed amount by labor category for services performed and are reimbursed for the cost of materials purchased to perform the contract. Under a fixed-price contract, we agree to perform specific work, which may include product R&D, for a fixed price and, accordingly, realize the benefit or detriment to the extent that the actual cost of performing the work differs from the contract price. In fiscal year 2023, approximately 10% of our total government revenues were generated from cost-reimbursement contracts with the federal government or our prime contractors, less than 1% from time-and-materials contracts and approximately 90% from fixed-price contracts.

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

We conduct the majority of our R&D activities in-house and have R&D and engineering staff, which includes approximately 3,500 engineers worldwide. Our product development activities focus on products that we consider viable revenue opportunities to support all of our segments. We incurred $128.9 million, $149.5 million and $108.5 million during fiscal years 2023, 2022 and 2021, respectively, on independent research and development (IR&D) expenses, which comprise R&D not directly funded by a third party. Funded R&D contains a profit component and is therefore not directly comparable to IR&D. As a U.S. Government contractor, we may also recover a portion of our IR&D expenses, consisting primarily of salaries and other personnel-related expenses, supplies and prototype materials related to R&D programs.

Intellectual Property

We seek to establish and maintain our proprietary rights in our technology and products through a combination of patents, copyrights, trademarks, trade secrets and contractual rights. We also seek to maintain our trade secrets and confidential information through nondisclosure policies, the use of appropriate confidentiality agreements and other security measures. We have registered a number of patents and trademarks in the United States and in other countries and have a substantial number of patent filings pending determination. There can be no assurance, however, that these rights can be successfully enforced in any particular jurisdiction. Although we believe the protection afforded by our patents, copyrights, trademarks, trade secrets and contractual provisions has value, the rapidly changing technology in the networking, satellite and wireless communications industries and uncertainties in the legal process make our future success dependent primarily on the innovative skills, technological expertise and management abilities of our employees rather than on the protections afforded by patent, copyright, trademark and trade secret laws and contractual rights. Accordingly, while these legal protections are important, they must be supported by other factors such as the expanding knowledge, ability and experience of our personnel, and the continued development of new products and product enhancements.

Certain of our products and services include software or other intellectual property licensed from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products and services, we believe, based upon past experience and standard industry practice, that such licenses generally could be obtained on commercially reasonable terms. Nonetheless, there can be no assurance that the necessary licenses would be available on acceptable terms, if at all. Our inability to obtain these licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could have a material adverse effect on our business, operating results and financial condition.

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

Sales and Marketing

We have a sales presence in various domestic and international locations, and we sell our products and services both directly and indirectly through partners, as described below:

•
Satellite Services Sales Organization. Our satellite services sales organization involves both direct and indirect channels and varies based on subscriber and service type. Our residential fixed broadband services are primarily sold directly to customers through our Viasat Internet website, sales call centers and active retail dealers, and we utilize extensive dealer networks across the United States, as well as in each country where residential fixed broadband services are offered, to sell such services. Our Prepaid Internet services are sold through local distribution partnerships. Our business internet offerings are sold through a mix of direct sales personnel who work with enterprises and a network of enterprise-focused master agents and wholesale distribution partners. Our commercial aviation offerings are sold direct to airlines, and our business aviation offerings are sold through direct sales and business development personnel as well as through aviation-focused value-added resellers. Finally, our maritime service offerings are sold through direct and indirect value-added reseller partners targeting a variety of maritime commercial prospects. In each case, our focus is to identify business opportunities and develop solutions for the unique needs of each customer segment.

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

Our marketing team works closely with our corporate and segment leadership, customer account executives, and business development, sales and operations organizations to increase the awareness and value of the Viasat brand through a mix of positive program performance, agile, results-oriented multichannel marketing campaigns that reflect new and evolving customer journeys, public relations, paid and owned media, live and virtual events, and conference speaking engagements that keep the market current on our services, products and features. Viasat products and services, both in the U.S. and internationally, are typically sold under one unified master global brand, using a single logo and visual identity system. Our marketing team also identifies and sizes new and adjacent target markets for our products and services, evaluates our customer experience, creates awareness of our company and our portfolio of offerings, and generates contacts and leads within these targeted markets.

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

Contract manufacturers produce products for many different customers and pass on the benefits of large-scale manufacturing to their customers. These manufacturers are able to produce high quality products at lower costs by: (1) exercising their high-volume purchasing power, (2) employing advanced and efficient production equipment and capital intensive systems whose costs are leveraged across their broad customer base, and (3) using a cost-effective skilled workforce.

Our experienced management team facilitates an efficient contract manufacturing process through the development of strong relationships with a number of different domestic and offshore contract manufacturers. By negotiating beneficial contract provisions and purchasing some of the equipment needed to manufacture our products, we retain the ability to move the production of our products from one contract manufacturing source to another if required. Our operations management has experience in the successful transition from in-house production to contract manufacturing. The degree to which we employ contract manufacturing depends on the maturity of the product and the forecasted production life cycle. We intend to limit our internal manufacturing capacity to supporting new product development activities, building customized products that need to be manufactured in strict accordance with a customer’s specifications or delivery schedules, and building proprietary, highly sensitive Viasat-designed products and components for use in our proprietary technology platform. Therefore, our internal manufacturing capability for standard products has been, and is expected to continue to be, very limited and we intend to continue to rely on contract manufacturers for large-scale manufacturing. Our internal manufacturing capability is dependent on the availability of essential materials, parts and subassemblies from our suppliers and subcontractors. We use numerous sources for the wide array of raw materials required for our operations and our products, such as electronic components, printed circuit boards, metals and plastics. Although alternative sources generally exist for these raw materials, qualification of the sources could take a year or more. We also rely on outside vendors to manufacture specific components and subassemblies used in the production of our products. Some components, subassemblies, and services necessary for the manufacture of our products are obtained from a sole source supplier or a limited group of suppliers.

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

The ITU regulations provide allocations or designations for how spectrum can be used for various purposes, and whether such uses operate on a primary or secondary basis with respect to one another. Secondary uses may not cause harmful interference to primary uses and may not claim interference protection from primary uses.

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

In addition, the ITU’s Radio Regulations are subject to change at periodic ITU World Radio-communication Conferences (WRCs), and their application is determined by various governing bodies within the ITU. WRCs typically are convened approximately every four years, with the next one occurring at the end of calendar year 2023. The next WRC is considering various changes to the Radio Regulations that address the terms and conditions under which spectrum is used for satellite and terrestrial purposes, and future WRCs are likely to do the same.

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

Space Stations. In the United States, the FCC authorizes the launch and operation of commercial spacecraft, and also authorizes non-U.S. licensed spacecraft to be used to serve the United States. The FCC has authorized the use of the ViaSat-1, ViaSat-2, WildBlue-1, Anik F2 and one ViaSat-3 class spacecraft (ViaSat-3 Americas) to serve the United States. The use of these spacecraft in our business is subject to various conditions in the underlying authorizations, as well as the technical and operational requirements of the FCC’s rules and regulations.

Universal Service and other Broadband Subsidies. Certain of our services may constitute the provision of telecommunications to, from or within the United States, and may require us to contribute a percentage of our revenues from such services to universal service support mechanisms that subsidize the provision of services to low-income consumers, high-cost areas, schools, libraries and rural health care providers. This percentage is set each calendar quarter by the FCC, and currently is 29.0%. Current FCC rules permit us to pass this universal service contribution through to our customers. The FCC has established universal service funding mechanisms to support the provision of voice and broadband services in certain high-cost areas of the United States. These supporting mechanisms are known as the Connect America Fund (CAF) and the Rural Digital Opportunity Fund (RDOF). In addition, under the new Broadband Equity, Access, and Deployment (BEAD) program, funding for broadband service is expected to be distributed by U.S. states and territories under the oversight and administration of the National Telecommunications and Information Administration (NTIA). Among other things, the CAF, RDOF and BEAD mechanisms provide, or will likely provide, support to terrestrial service providers under terms and conditions that are not available to satellite-based service providers. The CAF and RDOF mechanisms could provide other service providers a competitive advantage in providing broadband services in supported areas, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, Viasat has been selected as the winning bidder with respect to $122.5 million in support under the CAF program to serve certain portions of the country, and must comply with federal and state obligations imposed in connection with such support.

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

In January 2018, the FCC adopted an order restoring the classification of broadband internet access service as a lightly regulated information service, ending the Title II regulatory approach adopted in 2015. The order eliminated explicit requirements against blocking or throttling traffic and paid prioritization of traffic. At the same time, the FCC maintained the consumer disclosure requirements with some modifications and acknowledged the jurisdiction of the Federal Trade Commission to enforce consumer protection measures. The 2018 order was largely upheld by the D.C. Circuit, though it may be revisited by the FCC in the future. In addition, legislative proposals that would restore net neutrality requirements are being considered in Congress, and some states have adopted versions of the net neutrality requirements. A lawsuit challenging California's net neutrality statute was dismissed without prejudice in May 2022, and the California statute is now in effect. Other legislative actions at the state level are being challenged in courts on federal preemption and other grounds. We cannot predict the outcome of these pending lawsuits or regulatory and legislative efforts, or any resulting impact on ISPs.

Privacy and Data Security. We are subject to federal and state laws concerning the privacy of consumers and the security we apply to their personal information. Certain of these laws provide privacy protections for certain types of personal information related to our voice services (referred to by such laws as customer proprietary network information). The Federal Trade Commission also oversees consumer privacy and data security more broadly through its authority to take enforcement action for unfair or deceptive practices, and state consumer protection laws can prompt review of privacy practices by state attorneys general. In addition, certain states have established specific consumer privacy and data security requirements, including the California Consumer Privacy Act (CCPA) and the California Privacy Rights Act that amended the CCPA in January 2023, which combined give California residents, among other things, the right to receive certain disclosures regarding the collection, use, and disclosure of personal information, as well as rights to access, delete, and restrict the sale and sharing of certain personal information collected about them by us and our service providers. State laws similar to those in California continue to multiply and evolve, and as various states pass their own comprehensive privacy laws, we and our business customers and partners could be exposed to additional regulatory complexities and obligations. Many states also have enacted security breach notification laws requiring notice to consumers and government agencies upon disclosure of certain information to an unauthorized party resulting from a security breach; in addition, the SEC is considering enhanced requirements related to the reporting of material cybersecurity incidents.

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

The spacecraft we use in our business are subject to the regulatory authority of, and conditions imposed by, foreign governments, as well as contractual arrangements with third parties and the rules and procedures of the ITU. Our ViaSat-1 satellite operates under authority granted to ManSat Limited by the governments of the Isle of Man and the United Kingdom (as well as authority from the FCC), and pursuant to contractual arrangements we have with ManSat Limited that extend past the expected useful life of ViaSat-1. ViaSat-2 operates under the authority of the United Kingdom. ViaSat-3 Americas operates under the authority of the United Kingdom and the FCC. We also use Ka-band capacity on the Anik F2 satellite to provide our broadband services under an agreement with Telesat Canada, and we may do so until the end of the useful life of that satellite. Telesat Canada operates that satellite under authority granted to it by the government of Canada. We also currently use the WildBlue-1 satellite, which we own, and which is co-located with Anik F2 under authority granted to Telesat Canada by the government of Canada, and pursuant to an agreement we have with Telesat Canada that expires upon the end of the useful life of Anik F2. Accordingly, we are reliant upon ManSat Limited and Telesat Canada maintaining their respective governmental rights on which our operating rights are based. The use of these spacecraft in our business is subject to various conditions in the underlying authorizations held by us, ManSat Limited and Telesat Canada, as well as the technical and operational requirements of the rules and regulations of those jurisdictions.

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

Aviation-Related Regulation

Aircraft Modification. The Federal Aviation Administration (FAA) is responsible for the regulation and oversight of civil aviation within the United States. The FAA develops and enforces airworthiness standards and regulations that certify the industry’s ability to manufacture aircraft and aircraft components, perform modification and maintenance activities on aircraft, and repair equipment previously installed on aircraft. We interact with the FAA regarding aircraft modification through two main activities: (1) supporting Type Certificate (TC) activity with an aircraft original equipment manufacturer (OEM) to obtain linefit installation certification of our IFC and W-IFE equipment and (2) obtaining a Supplemental Type Certificate (STC) to enable the retrofit installation of our IFC and W-IFE equipment. With respect to TC activity, the OEM is responsible for full certification and FAA regulatory compliance and we are responsible for providing certified equipment to the OEM. With respect to STC activity, we typically use Organization Designation Authorization (ODA) to support holding and maintaining our STCs to ensure FAA regulatory compliance. Our commercial aviation business depends on our ability to interact with the FAA and ODAs, as well as FAA-certified engineering professionals, in order to access data and obtain authorizations and approvals.

Parts Manufacturing Approval. We have a wide range of products supporting both commercial and business aviation customers. The FAA, under its Part Manufacturing Approval (PMA) program, provides authorization to entities like us and our vendors to manufacture and deliver IFC and W-IFE equipment. These approvals are provided through assigned FAA Manufacturing Inspection District Offices and are subject to strict rules and ongoing oversight. We have been able to obtain PMA on all of our current IFC and W-IFE product offerings due to multiple agreements with both major OEMs for linefit installations and ODAs for retrofit installations.

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

Environmental Regulations

We are subject to a variety of U.S. and international regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture our products. In addition, we could be affected by future U.S. or international laws or regulations imposed in response to concerns over climate change, and we monitor developments in environmental and climate-related laws and regulations and their potential impact to our business and financial condition. The failure to comply with current or future laws or regulations could result in the imposition of substantial fines on us, suspension of production, alteration of our manufacturing processes or cessation of operations. To date, the current regulations have not had a material effect on our business, as we have neither incurred significant costs to maintain compliance nor to remedy past noncompliance, and we do not expect such regulations to have a material effect on our business in the current fiscal year.

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

Seasonality

In our satellite services segment, historically subscriber activity for our fixed broadband services has been influenced by seasonal effects related to traditional retail selling periods, with new sales activity generally anticipated to be higher in the second half of the calendar year. However, sales activity and churn can be strongly affected by other factors which may either offset or magnify any anticipated seasonal effects, including availability of capacity, promotional and subscriber retention efforts, changes in our resellers, distributors and wholesalers, changes in the competitive landscape, economic conditions, and changes in credit check and subscriber approval processes. In addition, we typically see increased demand for our IFC services from airline passengers during peak holiday and summer travel periods.

Our commercial networks segment is not generally affected by seasonal impacts. In our government systems segment, our results are impacted by various factors including the timing of contract awards (with the second quarter of our fiscal year, for example, typically receiving a greater number of government contract awards) and the timing and availability of U.S. Government funding, as well as the timing of product deliveries and customer acceptance.

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

Human Capital

Employees. As of March 31, 2023, we employed approximately 6,800 individuals worldwide, with 81% of our workforce located in the United States. We consistently engage with our employees and generally consider the relationships with our employees to be positive, with a significant majority stating that they are proud to work at Viasat. Competition for technical personnel in our industry is intense. We believe our future success depends in part on our continued ability to attract, hire, engage and retain qualified personnel.

Human Capital Resources. Viasat has a long history of putting people first. We believe that one of the most important investments we make is in our people. Our mission to connect the world depends on our ability to come together as one team to make a positive impact. As a global team, we take pride in our culture of teamwork, trust and collaboration. We prioritize our employees’ health and well-being to ensure we are all able to do our best work. For example, in response to the COVID-19 pandemic, we quickly transitioned teams to a work-from-home model and equipped them with the resources to perform their jobs safely. For certain employees, whose roles needed to be performed onsite, we deployed a robust set of safety protocols aligned with then-current medical best practices and government mandates. We also introduced additional resources and benefits, including mental health and well-being resources and paid time off for COVID-19-related issues.

Our key pillars of human capital management are ensuring the health and safety of our employees, developing talented people, fostering diversity and inclusion and engaging communities. We believe that our long-term success is in large part dependent on our success across these dimensions, and we will continue to invest in and prioritize these areas in the future.

Diversity, Equity and Inclusion. The diversity of our employees is one of our most treasured assets. Our strategy for diversity, equity, and inclusion (DEI) is to embed and embrace DEI in everything we do, from how we approach talent to our overall business strategy. We understand that an authentic commitment to DEI starts with inclusive and equitable recruitment and talent development practices. In fiscal year 2022, we began applying hiring attribute lenses to recruitment practices to enable a more effective assessment of candidates to the talent needs of Viasat. To date, we have nine active employee resource groups designed to build meaningful connections among employees around shared experiences, cultures and interests.

Executive Officers

Set forth below is information concerning our executive officers and their ages:

Name	Age	Position
Mark Dankberg	68	Chairman of the Board and Chief Executive Officer
Richard Baldridge	65	Vice Chairman and Board Director
Robert Blair	48	Senior Vice President, General Counsel and Secretary
Girish Chandran	58	Chief Technical Officer
Evan Dixon	41	President, Global Fixed Broadband
James Dodd	61	Senior Vice President and President, Global Enterprise & Mobility
Shawn Duffy	53	Senior Vice President and Chief Financial Officer
K. Guru Gowrappan	42	President
Kevin Harkenrider	67	Executive Vice President and Chief Operating Officer
Keven Lippert	51	Executive Vice President, Strategic Initiatives and Chief Commercial Officer
Craig Miller	51	President, Government Systems
Mark Miller	63	Executive Vice President and Chief Technical Officer
Krishna Nathan	61	Chief Information Officer
David Ryan	68	Senior Vice President and President, Space & Commercial Networks

Mark Dankberg is a founder of Viasat and has served as Chairman of the Board and Chief Executive Officer since its inception in May 1986, except for the period from November 2020 to June 2022 when he served as Executive Chairman. Mr. Dankberg provides Viasat with significant operational, business and technological expertise in the satellite and communications industry, and intimate knowledge of the issues facing our management. Mr. Dankberg also has significant expertise and perspective as a member of the boards of directors of companies in various industries, including communications. Mr. Dankberg currently serves on the board of Lytx, Inc., a privately-held company that provides fleet safety management solutions. Prior to founding Viasat, he was Assistant Vice President of M/A-COM Linkabit, a manufacturer of satellite telecommunications equipment, from 1979 to 1986, and Communications Engineer for Rockwell International Corporation from 1977 to 1979. Mr. Dankberg holds B.S.E.E. and M.E.E. degrees from Rice University.

Richard Baldridge joined Viasat in April 1999, and currently serves as our Vice Chairman. Previously, he served as our Executive Vice President, Chief Financial Officer and Chief Operating Officer from 2000, as our Executive Vice President and Chief Operating Officer from 2002, as our President and Chief Operating Officer from 2003, and as our President and Chief Executive Officer from November 2020 until he assumed his current role of Vice Chairman in July 2022. Mr. Baldridge has also served on our Board of Directors since 2016. In addition, Mr. Baldridge serves as a director of Ducommun Incorporated (NYSE: DCO), a provider of engineering and manufacturing services to the aerospace and defense industries, and EvoNexus, a San Diego based non-profit technology incubator. Prior to joining Viasat, Mr. Baldridge served as Vice President and General Manager of Raytheon Corporation’s Training Systems Division from January 1998 to April 1999. From June 1994 to December 1997, Mr. Baldridge served as Chief Operating Officer and Chief Financial Officer for Hughes Information Systems and Hughes Training Inc., prior to their acquisition by Raytheon in 1997. Mr. Baldridge’s other experience includes various senior financial and general management roles with General Dynamics Corporation. Mr. Baldridge holds a B.S.B.A. degree in Information Systems from New Mexico State University.

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

Girish Chandran joined Viasat in October 2007 as a Principal Engineer. In September 2013, Mr. Chandran was appointed Chief Technology Officer — Commercial Networks. In May 2017, he assumed his current position as Chief Technical Officer. Mr. Chandran has extensive experience building multimedia networks. Prior to joining Viasat, from 2001 to 2007, Mr. Chandran served as Vice President of Engineering at Newtec America Inc., a satellite communications equipment provider. From 1995 to 2001, he held several roles, including Vice President of Systems Engineering, at Tiernan Communications Inc. (acquired by Radyne Comstream Inc.), a provider of video compression and transmission solutions. Mr. Chandran earned a Ph.D. degree in Electrical Engineering from the University of California, San Diego, an M.S. degree in Electrical Communication Engineering from the Indian Institute of Science and a BSc. degree in Physics from the University of Kerala.

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

K. Guru Gowrappan joined Viasat in April 2023 as President. Mr. Gowrappan is a co-founder of Bali Venture Partners, a privately held company that invests in early and growth stage enterprises. From October 2018 until September 2021, Mr. Gowrappan served as Chief Executive Officer of Verizon Media Group, the media division of Verizon Communications, Inc., a telecommunications company. He joined Verizon in April 2018 as President and Chief Operating Officer of Oath, Inc. From 2015 until joining Verizon in 2018, he held the position of Global Managing Director at the Alibaba Group, a multinational e-commerce company. Previously, Mr. Gowrappan served as Chief Operating Officer at Quixey, a mobile technology company, and Chief Operating Officer for Growth and Emerging Initiatives at Zynga Inc., a video game developer. Mr. Gowrappan currently serves on the boards of Bank of New York Mellon Corp (NYSE: BK) and Water.org, a global nonprofit focused on access to safe water and sanitation. Mr. Gowrappan earned an M.S. degree in Computer Science from the University of Southern California and completed the Business Bridge Program with the Tuck School of Business at Dartmouth College. He also holds a bachelor’s degree from the University of Madras in Chennai, India.

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

David Ryan joined Viasat in May 2016 as Vice President — Intelligence Programs, was appointed Senior Vice President and President, Space Systems in March 2018, and was appointed Senior Vice President and President, Space & Commercial Networks in March 2019. Prior to joining Viasat, Mr. Ryan held several roles at Northrop Grumman Corporation from 2005 to 2014, including Sector Vice President and General Manager of the Intelligence Systems Division. He also served in various roles at Boeing from 1990 to 2005, including President of Boeing Satellite Systems International. Mr. Ryan earned a B.S.E.E and an M.E.E degree from Rice University.

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

Risks Related to Our Satellites and Business

Our Operating Results Are Difficult to Predict

Our operating results have varied significantly from quarter to quarter in the past and may continue to do so in the future. Factors that cause our quarter-to-quarter operating results to be unpredictable include the status of satellite-related activities (including the construction, launch and bringing into service of satellites and the associated levels of investment); impact of any construction or launch delays, operational or launch failures or other disruptions to our satellites; timing, quantity and mix of products and services sold; unpredictability or length of procurement processes; timing of customer payments; cost overruns (due to inflation or otherwise); impact of one-time charges; and other factors described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors and Trends Affecting our Results of Operations” in Part II, Item 7 of this report. Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, financial condition and results of operations that could adversely affect our stock price.

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

New or Proposed Satellites Are Subject to Significant Risks Related to Construction and Launch that Could Limit Our Ability to Utilize these Satellites

Satellite construction and launch are subject to significant risks, including construction delays, manufacturer error, cost overruns, regulatory conditions or delays, unavailability of launch opportunities, launch failure, damage or destruction during launch and improper orbital placement, any of which could result in significant additional cost or materially impair the useful life, capacity, coverage or operational capabilities of the satellite. Unlike our ViaSat-1 and ViaSat-2 satellites, which were constructed in their entirety by the satellite manufacturer, we construct the payload for our ViaSat-3 class satellites ourselves at our own facilities, with Boeing then integrating the completed payload into the satellite bus at their facilities. The technologies in our satellite designs are also very complex, and there can be no assurance that the technologies will work as we expect or that we will realize any or all of their anticipated benefits. We have in the past identified construction-related issues in our satellites. For example, our ViaSat-2 satellite experienced an antenna deployment issue which reduced its output capabilities. We have also experienced delays in satellite construction and launch, such as the delay in launching our ViaSat-2 satellite caused by civil unrest in French Guiana (the location of the satellite launch), construction delays in our ViaSat-3 satellites caused by the COVID-19 pandemic and delays in the launch of the ViaSat-3 Americas satellite due to high priority launch missions and adverse weather conditions at the launch site. If satellite construction schedules are not met or other events prevent satellite launch on schedule, a launch opportunity may not be available at the time the satellite is ready to be launched. In addition, delays in construction or launch could impact our ability to meet milestone conditions in our satellite authorizations and/or to maintain the rights we may enjoy under various ITU filings. A launch failure may result in significant delays because of the need both to construct a replacement satellite and to obtain other launch opportunities. The overall historical loss rate in the satellite industry for all launches of commercial satellites in fixed orbits in the last five years is estimated by some industry participants to be close to 0% but could at any time be higher. Launch vehicles may also underperform, in which case the satellite may still be able to be placed into service by using its onboard propulsion systems to reach the desired orbital location, but this would cause a reduction in its useful life. Moreover, even if launch is successful, there can be no assurance that the satellite will successfully reach its geostationary orbital slot and pass in-orbit testing prior to transfer of control of the satellite to us. The failure to implement our satellite deployment plan on schedule could have a material adverse effect on our business, financial condition and results of operations.

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

The Global Business Environment and Economic Conditions Could Negatively Affect Our Business, Financial Condition and Results of Operations

Our business and operating results are affected by the global business environment and economic conditions, including changes in interest rates, consumer credit conditions, consumer debt levels, consumer confidence, rates of inflation, unemployment rates, energy costs, geopolitical issues and other macro-economic factors. For example, high unemployment levels or energy costs may impact our customer base in our satellite services segment by reducing consumers’ discretionary income and affecting their ability to subscribe for our broadband services. Our commercial networks segment similarly depends on the economic health and willingness of our customers and potential customers to make and adhere to capital and financial commitments to purchase our products and services. During periods of slowing global economic growth or recession, our customers or key suppliers may experience deterioration of their businesses, cash flow shortages and difficulty obtaining financing or insolvency. Existing or potential customers may reduce or postpone spending in response to tighter credit, reduced consumer demand, negative financial news or declines in income or asset values, which could have a material negative effect on the demand for our products and services. For example, the business and financial condition of our commercial airline customers were materially impacted during the COVID-19 pandemic by the severe decline in global air travel. In addition, current supply chain and labor market challenges and inflationary pressures have negatively affected and may continue to negatively affect our performance as well as the performance of our suppliers and customers. Moreover, natural disasters (including those resulting from climate change), political instability, civil unrest, terrorist activity, acts of war, and public health issues such as the COVID-19 pandemic or epidemics could disrupt supplies and raise prices globally which, in turn, may have adverse effects on the world and U.S. economies. Any of these factors could result in reduced demand for, and pricing pressure on, our products and services, which could reduce our revenues and adversely affect our business, financial condition and results of operations.

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

Our Reliance on U.S. Government Contracts Exposes Us to Significant Risks

Our government systems segment revenues typically represent a significant percentage of our total revenues, and are derived primarily from U.S. Government applications. Therefore, any significant disruption or deterioration of our relationship with the U.S. Government would significantly reduce our revenues. U.S. Government business exposes us to various risks, including:

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

We cannot assure you that our new technology, product or service offerings will be successful or that any of our offerings will achieve market acceptance. Many of these risks are amplified in new and emerging markets where we do not currently operate or have limited operations, but which present opportunities for international expansion following the launch of commercial service on our ViaSat-3 global constellation. The time from conception through satellite launch for a new satellite design may be four years or longer, thereby delaying our ability to realize the benefits of our investments in new satellite designs and technologies. We may experience difficulties that could delay or prevent us from successfully selecting, developing, manufacturing or marketing new technologies, products or services, which could increase costs and divert our attention and resources from other projects. We cannot be sure that our efforts and expenditures will ultimately lead to the timely development of new offerings and technologies. In addition, defects may be found in our products after we begin deliveries that could degrade service quality, or result in the delay or loss of market acceptance. If we are unable to design, manufacture, integrate and market profitable new products and services for existing or emerging markets, it could materially harm our business, financial condition and results of operations, and impair the value of our common stock.

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

Our Reputation and Business Could Be Materially Harmed as a Result of Data Breaches, Data Theft, Unauthorized Access or Hacking

Our success depends, in part, on the secure and uninterrupted performance of our information technology systems. These systems may be subject to damage or interruption from, among other things, earthquakes, adverse weather conditions, other natural disasters, terrorist attacks, rogue employees, power loss, telecommunications failures and cybersecurity risks. An increasing number of companies have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on their computer networks. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Additionally, outside parties may attempt to induce employees or users to disclose sensitive or confidential information in order to gain access to data. If unauthorized parties gain access to our information technology systems, they may be able to misappropriate assets or sensitive information (such as personal information of our customers, business partners and employees), cause interruption in our operations, corrupt our data or computers, or otherwise damage our reputation and business. In such circumstances, we could be held liable to our customers or other parties, or be subject to regulatory or other actions for breaching privacy rules. In late fiscal year 2022, a cyberattack involving our KA-SAT network resulted in a partial interruption of consumer-oriented fixed broadband services provided through our KA-SAT satellite, affecting thousands of fixed broadband customers in Europe and North Africa. Based on our comprehensive investigation efforts to date, there is no evidence that any end-user data was accessed, nor is there any evidence that the KA-SAT satellite itself or its supporting satellite ground infrastructure was directly involved, impaired or compromised. Any compromise of our security could result in a loss of confidence in our security measures, and subject us to litigation, civil or criminal penalties, and negative publicity that could adversely affect our financial condition and results of operations. We could also suffer other negative consequences, including significant remediation costs, significant increased cybersecurity protection costs, loss of material revenues resulting from attacks on our satellites or technology, and the unauthorized use of proprietary information or the failure to retain or attract customers following an attack. Further, if we are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions, and expulsion from card acceptance programs, which could adversely affect our operations.

A Significant Portion of Our Revenues Is Derived from a Few of Our Contracts

A small number of our contracts account for a significant percentage of our revenues. Our five largest contracts generated approximately 17% of our total revenues in fiscal year 2023. The failure of these customers or any of our key distributors to place additional orders or to maintain their contracts with us for any reason, including any downturn in their business or financial condition or our inability to renew our contracts with these customers or obtain new contracts when they expire, could materially harm our business and impair the value of our common stock.

Our Development Contracts May Be Difficult for Us to Comply with and May Expose Us to Third-Party Claims for Damages, and We May Experience Losses from Fixed-Price Contracts

We are often party to government and commercial contracts involving the development of new products. We derived approximately 16% of our total revenues for fiscal year 2023 from these development contracts. These contracts typically contain strict performance obligations and project milestones. We cannot assure you we will comply with these performance obligations or meet these project milestones in the future. If we are unable to comply with these performance obligations or meet these milestones, our customers may terminate these contracts and, under some circumstances, recover damages or other penalties from us. We are not currently, nor have we always been, in compliance with all outstanding performance obligations and project milestones in our contracts. We cannot assure you that the other parties to any such contract will not terminate the contract or seek damages from us. If other parties elect to terminate their contracts or seek damages from us, it could materially harm our business and impair the value of our common stock.

A substantial majority of revenues in our government systems and commercial networks segments are derived from contracts with fixed prices. These contracts carry the risk of potential cost overruns because we assume all of the cost burden. We assume greater financial risk on fixed-price contracts than on other types of contracts because if we do not anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract, it may significantly reduce our net profit or cause a loss on the contract. In the past, we have experienced significant cost overruns and losses on fixed-price contracts. Because many of these contracts involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, a significant increase in or a sustained period of increased inflation, problems with our suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time (which, especially in the case of sharp increases in or significant sustained inflation, could happen quickly and have long-lasting impacts). Furthermore, if we do not meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. We believe a high percentage of our contracts in our government systems and commercial networks segments will be at fixed prices in the future. Although we attempt to accurately estimate costs for fixed-price contracts, we cannot assure you our estimates will be adequate or that substantial losses on fixed-price contracts will not occur in the future. If we are unable to address any of the risks described above, it could materially harm our business, financial condition and results of operations, and impair the value of our common stock.

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

Our reliance on contract manufacturers and on sole source suppliers or a limited group of suppliers involves several risks. We may not be able to obtain an adequate supply of required components, and our control over the price, timely delivery, reliability and quality of finished products may be reduced. The process of manufacturing our products and some of our components and subassemblies is extremely complex. We have in the past experienced and may in the future experience delays in the delivery of and quality problems with products and components and subassemblies from vendors. Some of the suppliers we rely upon have relatively limited financial and other resources. Significant events such as an outbreak of a pandemic such as the COVID-19 pandemic and its lingering effects, natural disasters or extreme weather events (including as a result of climate change), acts of terrorism or civil unrest, cyberattacks, labor market instability or global shortages of components or materials may cause temporary or long-term disruptions in our supply chain and distribution systems and/or delays in the delivery of inventory. If we are not able to obtain timely deliveries of components and subassemblies of acceptable quality or if we are otherwise required to seek alternative sources of supply or to substitute alternative technology, or to manufacture our finished products or components and subassemblies internally, our ability to satisfactorily and timely complete our customer obligations could be negatively impacted which could result in reduced sales, termination of contracts and damage to our reputation and relationships with our customers. This failure could also result in a customer terminating our contract for default. A default termination could expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders. In addition, a delay in our ability to obtain components and equipment parts from our suppliers may affect our ability to meet our customers’ needs and may have an adverse effect upon our profitability.

We Depend on a Limited Number of Key Employees Who Would Be Difficult to Replace

We depend on a limited number of key technical, marketing and management personnel to manage and operate our business. In particular, we believe our success depends to a significant degree on our ability to attract and retain highly skilled personnel, including our Chairman of the Board and Chief Executive Officer (Mark Dankberg), our Vice Chairman (Richard Baldridge), and those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for these types of personnel is intense, and the loss of key employees could materially harm our business and impair the value of our common stock. To the extent that the demand for qualified personnel exceeds supply, we could experience higher labor, recruiting or training costs to attract and retain such employees, or experience difficulties in performing under our contracts if our needs for such employees were unmet.

Because We Conduct Business Internationally, We Face Additional Risks, including Risks Related to Global Political and Economic Conditions, Changes in Regulation and Currency Fluctuations

Approximately 16% of our total revenues in fiscal year 2023 were derived from international sales. Following the completion of the Inmarsat Transaction and the commencement of commercial service on the ViaSat-3 EMEA and ViaSat-3 APAC satellites, we expect that a significantly greater percentage of our business and sales will be conducted internationally. Conducting business internationally involves additional risks, including unexpected changes in laws, policies and regulatory requirements (including regulations related to import-export control); increased cost of localizing systems in foreign countries; increased sales and marketing and R&D expenses; availability of suitable export financing; timing and availability of export licenses; imposition of taxes, tariffs, embargoes, sanctions and other trade barriers; political and economic instability, wars, insurrections and other conflicts, such as the ongoing conflict between Russia and Ukraine; issues related to the political relationship between the United States and other countries; fluctuations in currency exchange rates (including their effect on sales denominated in foreign currencies), foreign exchange controls and restrictions on cash repatriation; compliance with international laws and U.S. laws affecting the activities of U.S. companies abroad, including existing and future privacy and cyber-related laws; challenges in staffing and managing foreign operations; difficulties in managing distributors; requirements for additional liquidity to fund our international operations; ineffective legal protection of our intellectual property rights in certain countries; potentially adverse tax consequences; potential difficulty in making adequate payment arrangements; and potential difficulty in collecting accounts receivable. In addition, some of our customer purchase agreements are governed by foreign laws, which may differ significantly from U.S. laws and we may be limited in our ability to enforce our rights under these agreements and to collect damages, if awarded. As a result of these and other risks, we may be unsuccessful in implementing our business plan for our business internationally, or we may not be able to achieve the revenues that we expect. If we are unable to address any of the risks described above, it could materially harm our business and impair the value of our common stock.

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

Adverse Resolution of Litigation May Harm Our Operating Results or Financial Condition

We are a party to various lawsuits and claims in the normal course of our business. Moreover, significant transactions like the Inmarsat Transaction are frequently subject to litigation or other legal proceedings, including actions alleging that our board of directors breached their fiduciary duties to our stockholders by entering into the transaction. Litigation can be expensive, lengthy and disruptive to normal business operations, including through the possible diversion of company resources or distraction of key personnel. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on our business, financial condition and results of operations.

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

We Expect Our Stock Price to Be Volatile, and You May Lose All or Some of Your Investment

The market price of our common stock has been volatile in the past. For example, between April 1, 2019 and March 31, 2023, the market price of our common stock ranged from $97.31 to $25.10 (the low price occurred during the fourth quarter of fiscal year 2020, during a period when the COVID-19 pandemic drove significant volatility and dislocation in the stock market generally). Trading prices may continue to fluctuate in response to a number of events and factors, including quarterly variations in operating results (or operating results falling below the expectations of analysts and investors), significant announcements by us or our competitors (including with respect to technological innovations, satellite construction and launch activities, acquisitions and other material transactions), regulatory developments, or changes in market conditions in our industry or the economy as a whole. Any of these events may cause the market price of our common stock to fall. In addition, the stock market in general and the market prices for technology companies in particular have experienced significant volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance.

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

Changes in the Regulatory Environment Could Have a Material Adverse Impact on Our Competitive Position, Growth and Financial Performance

Our business is highly regulated. We are subject to the regulatory authority of the jurisdictions in which we operate, including the United States and other jurisdictions around the world. Those authorities regulate, among other things, the launch and operation of satellites, the use of radio spectrum, the ability to operate satellites at specific orbital locations in space, the licensing of earth stations and other radio transmitters, the provision of communications services, privacy and data security, and the design, manufacture and marketing of communications systems and networking infrastructure. The space stations and ground network we use to provide our broadband services operate using some spectrum that is regulated for use on a primary basis for certain types of the satellite services we provide, some spectrum that is regulated for use on a shared basis with terrestrial wireless services, and some spectrum that is regulated primarily for terrestrial wireless and other uses but that we are authorized to use on a secondary or non-interference basis. Moreover, spectrum availability varies from country to country, and even within countries, within our service areas.

Laws and regulations affecting our business are subject to change in response to industry developments, new technology, and political considerations, among other things. Legislators and regulatory authorities in various countries are considering, and may in the future adopt, new laws, policies and regulations, as well as changes to existing regulations. We cannot predict when or whether applicable laws or regulations may come into effect or change, or what the cost and time necessary to comply with such new or updated laws or regulations may be. For example, cybersecurity and data privacy security and protection laws and regulations are evolving and present increasing compliance challenges, which may increase our costs, affect our competitiveness, cause reputational harm and expose us to substantial fines or other penalties.

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

Risks Associated with Environmental, Social and Governance Matters, Including Global Climate Change, and Legal, Regulatory or Market Responses to These Matters Could Harm Our Reputation and Business

Increasing shareholder environmental, social and governance (ESG) expectations, physical and transition risks associated with climate change, emerging ESG regulation, contractual requirements and policy requirements present short, medium and long-term risks to our business and financial condition. Changes in environmental and climate change laws or regulations could lead to additional operational restrictions and compliance requirements upon us. For example, in our government systems segment, changes in government procurement laws that mandate or include climate change considerations, such as the contractor’s greenhouse gas (GHG) emissions, lower emission products or other climate risks, in evaluating bids could result in costly changes to our operations or affect our competitiveness on future bids. In addition, in our commercial networks segment, increased awareness and adverse publicity in the global marketplace about the GHGs emitted by companies in the airline and transportation industries could adversely impact our business. If consumers reduce their use of air travel in response to new environmental regulations or changes in public perception about the impact of air travel on climate change, consumers may reduce their usage of our services, which may have a material negative effect on the demand for our products and services.

Compliance with current and future environmental laws and regulations may require significant operating and capital costs. Environmental laws and regulations may institute substantial fines and criminal sanctions to address violations and may require the installation of costly pollution control equipment or operational changes to limit emissions or discharges. Our suppliers may face similar business interruptions and incur additional costs that may be passed on to us. In addition, customers, shareholders and institutional investors continue to increase their focus on ESG, including our environmental sustainability practices and commitments with respect to our business and operations. If our responses to new or evolving legal and regulatory requirements or other sustainability concerns are unsuccessful or perceived as inadequate for the U.S. or our international markets, we also may suffer damage to our reputation, which could have a material adverse impact on our business, financial condition and results of operations.

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

Risks Related to Our Indebtedness

Our Level of Indebtedness May Adversely Affect Our Ability to Operate Our Business, Remain in Compliance with Debt Covenants, React to Changes in Our Business or the Industry in which We Operate, or Prevent Us from Making Payments on Our Indebtedness

We have a significant amount of indebtedness. As of March 31, 2023, the aggregate principal amount of our total outstanding indebtedness was $2.5 billion, which was comprised of $700.0 million in principal amount of 5.625% Senior Notes due 2025 (the 2025 Notes), $600.0 million in principal amount of 5.625% Senior Secured Notes due 2027 (the 2027 Notes), $400.0 million in principal amount of 6.500% Senior Notes due 2028 (the 2028 Notes), $694.8 million in principal amount of outstanding borrowings under the Term Loan Facility, no outstanding borrowings under the Revolving Credit Facility, $59.0 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility and $36.4 million of finance lease obligations. As of March 31, 2023, we had undrawn availability of $657.4 million under our Revolving Credit Facility.

Our high level of indebtedness could have important consequences. For example, it could:

•
make it more difficult for us to satisfy our debt obligations;
•
increase our vulnerability to general adverse economic and industry conditions;

•
impair our ability to obtain additional debt or equity financing in the future for working capital, capital expenditures, product development, satellite construction, acquisitions or general corporate or other purposes, or to refinance existing debt on commercially reasonable terms (or at all);
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

We may also incur significant additional indebtedness in the future, which may include financing relating to future satellites, potential acquisitions, joint ventures and strategic alliances, working capital, capital expenditures or general corporate purposes. For example, we obtained financing commitments for an additional $1.6 billion of new debt facilities in connection with the Inmarsat Transaction. We also plan to assume $2.1 billion in principal amount of Inmarsat senior secured bonds and the outstanding indebtedness under Inmarsat’s $2.4 billion senior secured credit facilities. If our level of indebtedness increases significantly, the related risks that we now face would intensify.

We May Not Be Able to Generate Sufficient Cash to Service All of Our Indebtedness and Fund Our Working Capital and Capital Expenditures or Refinance Our Indebtedness, and May Be Forced to Take Other Actions to Satisfy Our Obligations under Our Indebtedness, which May Not Be Successful

Our ability to make scheduled payments on or to refinance our indebtedness will depend upon our future operating performance and on our ability to generate cash flow in the future, which is subject to economic, financial, business, competitive, legislative, regulatory and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings, including under our Revolving Credit Facility, will be sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. In the event of satellite failure or loss, amounts recovered under satellite insurance policies may be insufficient to adequately service our debt obligations. In addition, borrowings under our Term Loan Facility and Revolving Credit Facility are subject to variable rates of interest and expose us to interest rate risk, and therefore high prevailing interest rates may adversely impact our levels of interest expense. Moreover, there can be no assurance that we will be able to refinance our debt obligations on commercially reasonable terms, or at all.

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

Additional Risks Related to the Inmarsat Transaction

The Inmarsat Transaction is Subject to Closing Conditions and May Not Be Completed, the Purchase Agreement May Be Terminated in Accordance with its Terms, and We May Be Required to Pay a Termination Fee Upon Termination

The Inmarsat Transaction is subject to customary closing conditions that must be satisfied or waived prior to the completion of the Inmarsat Transaction, including receipt of regulatory approvals and clearances. Many of the closing conditions are not within our control. No assurance can be given that the required regulatory approvals and clearances will be obtained or that the required conditions to closing will be satisfied in a timely manner or at all. Any delay in completing the Inmarsat Transaction could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the Inmarsat Transaction is successfully completed within its expected time frame.

Additionally, either we or certain Sellers may terminate the Purchase Agreement under certain circumstances, including, among other reasons, if the Inmarsat Transaction is not completed by May 30, 2023 (subject to extension under certain circumstances). In addition, if the Purchase Agreement is terminated under specified circumstances, we may be obligated to pay a termination fee of either $150.0 million or $200.0 million or to reimburse certain out-of-pocket expenses of certain Sellers up to $40.0 million.

Moreover, if the Inmarsat Transaction is not completed for any reason, including because required regulatory approvals and clearances are not obtained, our ongoing businesses may be adversely affected and, without realizing any of the expected benefits of having completed the Inmarsat Transaction, we would be subject to a number of risks, including the following:

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
•
the Purchase Agreement places certain restrictions on the conduct of our business prior to completion of the Inmarsat Transaction and such restrictions, the waiver of which are subject to the consent of certain of the Sellers, may have prevented us from taking actions during the pendency of the Inmarsat Transaction that would have been beneficial; and
•
matters relating to the Inmarsat Transaction will require substantial commitments of time and resources by management, which could otherwise have been devoted to day-to-day operations or to other opportunities that may have been beneficial to us as an independent company.

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

Any conditions imposed in connection with regulatory approvals or clearances could jeopardize or delay the completion of the Inmarsat Transaction, have a material adverse effect on the combined company or reduce the anticipated benefits of the Inmarsat Transaction. There is no assurance that we and Inmarsat will obtain all required regulatory clearances or approvals on a timely or acceptable basis, or at all. Failure to obtain the necessary clearances and approvals in any relevant jurisdictions could substantially delay or prevent the consummation of the Inmarsat Transaction, which could have a material adverse effect on us. Additionally, we may be required to pay a termination fee of up to $200.0 million if either we or certain Sellers terminate the Purchase Agreement due to the Inmarsat Transaction not being completed by the long-stop date and at the time of termination the regulatory conditions have not been satisfied.

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

The Inmarsat Transaction Will Involve Substantial Costs

We have incurred and expect to incur non-recurring costs associated with the Inmarsat Transaction and combining the operations of the two companies, as well as transaction fees and other costs related to the Inmarsat Transaction. Although a significant portion of these costs is contingent upon the closing of the Inmarsat Transaction occurring, some have been and will be incurred regardless of whether the Inmarsat Transaction is consummated. In addition, the combined company will also incur significant restructuring and integration costs in connection with the Inmarsat Transaction. While we have assumed a certain level of expenses would be incurred to integrate the two companies and achieve synergies and efficiencies and we continue to assess the magnitude of these costs, many of these expenses are, by their nature, difficult to estimate accurately and there are many factors beyond our control that could affect the total amount or timing of these costs. Although we expect that the elimination of duplicative costs, as well as the realization of strategic benefits, additional income, synergies and other efficiencies, should allow the combined company to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our worldwide headquarters are located at our Carlsbad, California campus. In addition to our Carlsbad campus, we have facilities, offices or earth stations located across the United States including our Tempe, Arizona facility, and across the globe. Although we believe that our existing facilities are suitable and adequate for our present purposes, we anticipate operating additional regional sales offices in fiscal year 2024 and beyond. Each of our segments uses each of these facilities.

ITEM 3. LEGAL PROCEEDINGS

Periodically, we are involved in a variety of claims, suits, investigations and proceedings arising in the ordinary course of business, including government investigations and claims, and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters. Such matters could result in fines; penalties, compensatory, treble or other damages; or non-monetary relief. A violation of government contract laws and regulations could also result in the termination of our government contracts or debarment from bidding on future government contracts. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of our current pending matters will not have a material adverse effect on our business, financial condition, results of operations or liquidity. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our business, financial condition, results of operations or liquidity in a particular period. For further information on the risks we face from existing and future claims, suits, investigations and proceedings, see “Risk Factors” in Part I, Item 1A of this report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the symbol “VSAT.” As of May 5, 2023, there were approximately 391 holders of record of our common stock. A substantially greater number of holders of Viasat common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

We are an innovator in communications technologies and services, focused on making connectivity accessible, available and secure for all. Our end-to-end platform of high-capacity Ka-band satellites, ground infrastructure and user terminals enables us to provide cost-effective, high-speed, high-quality broadband solutions to enterprises, consumers, military and government users around the globe, whether on the ground, in the air or at sea. In addition, our government business includes a portfolio of communications gateways, situational awareness products and services, Ka-band, Ku-band and UHF satellite communication products and services, cybersecurity and information assurance products and services and tactical data link solutions. We believe that our diversification strategy—anchored in a broad portfolio of customer-centric products and services—our vertical integration approach and our ability to effectively cross-deploy technologies between government and commercial applications and segments as well as across different geographic markets, provide us with a strong foundation to sustain and enhance our leadership in advanced communications and networking technologies. We conduct our business through three segments: satellite services, commercial networks and government systems.

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
•
Prepaid Internet services, which offer innovative, affordable, satellite-based connectivity in communities that have little or no access to the internet. These services help foster digital inclusion by enabling millions of people to connect to affordable, high-quality internet services via a centralized terminal connected to the internet via satellite, that is then used to provide community hotspots, home broadband and mobile broadband. We provide Prepaid Internet services in multiple regions in Mexico and Brazil and are trialing services in advance of full-service launch in various other countries in South America and Central America.
•
Other mobile broadband services, which include high-speed, satellite-based internet services to seagoing vessels (such as energy offshore vessels, cruise ships, consumer ferries and yachts), as well as L-band managed services enabling real-time machine-to-machine (M2M) position tracking, management of remote assets and operations, and visibility into critical areas of the supply chain.
•
Energy services, which include ultra-secure solutions spanning global IP connectivity, bandwidth-optimized over-the-top applications, industrial internet-of-things, big data enablement and industry-leading machine learning analytics.

The assets and results of operations of EBI and RigNet are primarily included in our satellite services segment (with insignificant amounts included in our commercial networks segment).

Commercial Networks

Our commercial networks segment develops and sells a wide array of advanced satellite and wireless products, antenna systems and network and terminal solutions that support or enable the provision of high-speed fixed and mobile broadband services. We design, develop and produce space system solutions for multiple orbital regimes, including GEO, MEO and LEO. The primary products, systems, solutions and services offered by our commercial networks segment are comprised of:

•
Mobile broadband satellite communication systems, designed for use in aircraft, land-mobile and seagoing vessels.
•
Fixed broadband satellite communication systems, including next-generation satellite network infrastructure, ground terminals and design and implementation for customer telecommunication systems.
•
Antenna systems, including state-of-the-art ground and airborne terminals, antennas and gateways for terrestrial and satellite customer applications, mobile satellite communication, Ka-band earth stations and other multi-band/multi-function antennas.

•
Space systems design and satellite networking development, including the design and development of the architecture of high-capacity Ka-band geosynchronous satellites and associated payload technologies (both for our own satellite fleet as well as for third parties) and special purpose LEO and MEO satellites and other small satellite platforms, as well as semiconductor design for ASIC and MMIC chips. Satellite networking development includes specialized design and technology services covering all aspects of satellite communication system architecture, networks and technology.

Government Systems

Our government systems segment offers a broad array of products and services, including:

•
Government mobile broadband products and services, which provide military and government users with high-speed, real-time, broadband and multimedia connectivity in key regions of the world, as well as line-of-sight and beyond-line-of-sight ISR missions.
•
Government satellite communication systems, which offer an array of portable, mobile and fixed broadband modems, terminals, network access control systems and antenna systems, and include products designed for manpacks, aircraft, UAVs, seagoing vessels, ground-mobile vehicles, space-based systems and fixed applications.
•
Secure networking, cybersecurity and information assurance products and services, which provide advanced, high-speed IP-based “Type 1” and HAIPE-compliant encryption solutions that enable military and government users to communicate information securely, and that protect the integrity of data stored on computers and storage devices.
•
Tactical data link solutions, which continue to provide certain solutions in the tactical data link space, including our MOJO tactical gateway family of products and simulation environments via our radio frequency generators which test our customers' tactical data links. On January 3, 2023 we sold the remainder of our Link-16 TDL Business to L3Harris. See Note 4 — Discontinued Operations to our consolidated financial statements for additional information.

Factors and Trends Affecting our Results of Operations

We believe that the performance of our business and our results of operations in a given period are driven by various factors, including:

•
the timing and impact of acquisitions and divestitures, such as the pending Inmarsat Transaction and recently completed Link-16 TDL Sale, as well as the payment of transaction consideration and the incurrence of transaction-related or integration costs and any incurrence or repayment of indebtedness in connection therewith (see the discussion below under “Inmarsat Acquisition”);
•
the extent and stage of our satellite design, construction and launch activities, the associated level of investment required, the impact of any construction or launch delays or operational or launch failures, and the impact of bringing newly launched satellites into commercial service and associated ramp-up activities and costs (see the discussion below under “Satellite-Related Activities”);
•
our ability to manage available bandwidth ahead of new satellites entering commercial service;
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
•
the complex and lengthy procurement process for most of our commercial networks and government systems customers and potential customers, the impact of a failure to receive an expected order or a deferral of an order to a later period, and the timing of or effect of delays in obtaining government product certifications;
•
the difficulty in estimating costs over the life of a contract, which may require adjustment in future periods, and the impact of cost overruns (due to inflation or otherwise) on fixed-price development contracts;
•
the timing of customer payments under significant contracts;
•
our reliance on a few significant customers, particularly agencies of the U.S. Government, for a significant percentage of our revenues, as a result of which the loss or decline in business with any of these customers may negatively impact our revenue and collectability of related accounts receivable;
•
our reliance on a global supply chain, including contract manufacturers and single-source or limited groups of suppliers; the impact of supply chain bottlenecks, and our ability to purchase component parts that are periodically subject to shortages resulting from surges in demand, natural disasters or other events;
•
one-time charges to operating income arising from items such as costs and expenses, relating to acquisitions or divestitures, impairment of assets and write-offs of assets related to customer non-payments or obsolescence;
•
changes in laws, regulations and interpretations affecting our business, including changes affecting spectrum availability or permitted uses;
•
our ability to generate sufficient cash flows to repay our indebtedness; and
•
the impact of public health crises, such as the COVID-19 pandemic, general economic and political conditions, and other trends that affect the industries in which we operate, and the return to normalization after associated disruptions, such as the timing of return to normalization of government acquisition processes and pre-pandemic global airline traffic levels following COVID-19-related disruptions.

See also “Business–Segments” in Part I, Item 1 of this report for a discussion of what we believe to be key drivers for future growth in each of our segments.

COVID-19

Although the COVID-19 pandemic impacted our financial results for fiscal years ended March 31, 2023, 2022 and 2021 (mostly due to the resulting disruption to regional and local supply chains, as well as its impact on overall supply and demand, global air travel, consumer confidence, discretionary spending levels and levels of economic activity), the impact was not material to our financial position, results of operations or cash flows in such periods. We continue to expect our diversified businesses to provide resiliency in fiscal year 2024.

Inmarsat Acquisition

On November 8, 2021, we entered into a Purchase Agreement with the Sellers to combine Viasat with Inmarsat. Pursuant to the Purchase Agreement, we will purchase all of the issued and outstanding shares of Inmarsat from the Sellers upon the terms and subject to the conditions set forth therein. The total consideration payable by us under the Purchase Agreement consists of $850.0 million in cash, subject to adjustments (such as the dividend paid by Inmarsat in April 2022, see below), and approximately 46.36 million unregistered shares of our common stock. On April 6, 2022, Inmarsat paid a dividend of $299.3 million to the Sellers, resulting in a $299.3 million reduction in the cash consideration payable by us at the closing of the Inmarsat Transaction. Our board of directors has unanimously approved the Purchase Agreement and the proposed Inmarsat Transaction. Our stockholders approved the issuance of shares in the Inmarsat Transaction and an amendment to our certificate of incorporation to increase the number of shares of our common stock authorized for issuance at a special meeting held on June 21, 2022.

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

We have obtained financing commitments for an additional $1.6 billion of new debt facilities in connection with the Inmarsat Transaction (which may be secured and/or unsecured. We also plan to assume $2.1 billion in principal amount of Inmarsat senior secured bonds and the outstanding indebtedness under Inmarsat’s $2.4 billion senior secured credit facilities.

We have incurred and expect to incur non-recurring costs associated with the Inmarsat Transaction and combining the operations of the two companies, as well as transaction fees and other costs (including financing costs) related to the Inmarsat Transaction, including (but not limited to) fees paid to investment banking, legal and accounting advisors, regulatory and public relations advisors, rating agency fees, filing fees, printing costs and other costs and expenses. Although a significant portion of these costs is contingent upon the closing of the Inmarsat Transaction occurring, some have been and will be incurred regardless of whether the Inmarsat Transaction is consummated. In addition, the combined company will also incur significant restructuring and integration costs in connection with the Inmarsat Transaction. Costs related to restructuring will be expensed as a cost of the ongoing results of operations of either us or the combined company. There are processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the Inmarsat Transaction and the integration of Inmarsat’s business. While we have assumed a certain level of expenses would be incurred to integrate the two companies and achieve synergies and efficiencies and we continue to assess the magnitude of these costs, many of these expenses are, by their nature, difficult to estimate accurately and there are many factors beyond our control that could affect the total amount or timing of these costs. Although we expect that the elimination of duplicative costs, as well as the realization of strategic benefits, additional income, synergies and other efficiencies, should allow the combined company to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

Other Transactions

On January 3, 2023, we completed the sale of our Link-16 TDL Business in our government systems segment to L3Harris in exchange for approximately $1.96 billion in cash, subject to adjustments. Unless otherwise noted, discussion throughout this Item 7 relates to our continuing operations only and excludes the Link-16 TDL Business. See Note 4 — Discontinued Operations to our consolidated financial statements for additional information.

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

As we continue to build and expand our global network and satellite fleet, from time to time we enter into satellite construction agreements for the construction and purchase of additional satellites and (depending on the satellite design) the integration of our payload and technologies into the satellites. See Note 13 — Commitments to our consolidated financial statements for information as of March 31, 2023 regarding our future minimum payments under our satellite construction contracts and other satellite-related purchase commitments (including satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites) for the next five fiscal years and thereafter. The total project cost to bring a new satellite into service will depend, among other things, on the scope and timing of the earth station infrastructure roll-out and the method used to procure fiber or other access to the earth station infrastructure. Our total cash funding of a satellite project may be reduced through third-party agreements, such as potential joint service offerings and other strategic partnering arrangements.

In connection with the launch of any new satellite and the commencement of commercial service on the satellite, we expect to incur additional operating costs that negatively impact our financial results. For example, when ViaSat-2 was placed in commercial service in the fourth quarter of fiscal year 2018, this resulted in additional operating costs in our satellite services segment during the ramp-up period prior to service launch and in the fiscal year following service launch. These increased operating costs included depreciation, amortization of capitalized software development, earth station connectivity, marketing and advertising costs, logistics, customer care and various support systems. In addition, interest expense increased during fiscal year 2019 as we no longer capitalized the interest expense relating to the debt incurred for the construction of ViaSat-2 and the related gateway and networking equipment once the satellite was in commercial service. As services using the new satellite scaled, however, our revenue base for broadband services expanded and we gained operating cost efficiencies, which together yielded incremental segment earnings contributions. We anticipate that we will incur a similar cycle of increased operating costs and constrained bandwidth supply as we prepare for and launch commercial services on future satellites, including our ViaSat-3 constellation, followed by increases in revenue base and in scale. However, there can be no assurance that we will be successful in significantly increasing revenues or achieving or maintaining operating profit in our satellite services segment, and any such gains may also be offset by investments in our global business. In addition, in fiscal year 2023 we experienced (and we may in the future experience) capacity constraints on our existing satellites in the lead-up to the commencement of commercial service on new satellites.

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

Historically, a significant portion of our revenues in our commercial networks and government systems segments has been derived from customer contracts that include the development of products. The development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. See Note 1 — The Company and a Summary of Its Significant Accounting Policies to our consolidated financial statements for additional information.

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

Performance obligations related to developing and delivering complex equipment built to customer specifications under long-term contracts are recognized over time as these performance obligations do not create assets with an alternative use to us and we have an enforceable right to payment for performance to date. To measure the transfer of control, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for our contracts because that best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Estimating the total costs at completion of a performance obligation requires management to make estimates related to items such as subcontractor performance, material costs and availability, labor costs and productivity and the costs of overhead. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recognized in the period the loss is determined. A one percent variance in our future cost estimates on open fixed-price contracts as of March 31, 2023 would change our income (loss) before income taxes by an insignificant amount.

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

Satellites and other property and equipment are recorded at cost or in the case of certain satellites and other property acquired, the fair value at the date of acquisition, net of accumulated depreciation. Capitalized satellite costs consist primarily of the costs of satellite construction and launch, including launch insurance and insurance during the period of in-orbit testing, the net present value of performance incentive payments expected to be payable to the satellite manufacturers (dependent on the continued satisfactory performance of the satellites), costs directly associated with the monitoring and support of satellite construction, and interest costs incurred during the period of satellite construction. We also construct earth stations, network operations systems and other assets to support our satellites, and those construction costs, including interest, are capitalized as incurred. At the time satellites are placed in commercial service, we estimate the useful life of our satellites for depreciation purposes based upon an analysis of each satellite’s performance against the original manufacturer’s orbital design life, estimated fuel levels and related consumption rates, as well as historical satellite operating trends. We periodically review the remaining estimated useful life of our satellites to determine if revisions to the estimated useful lives are necessary.

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

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by us for fiscal years 2023, 2022 and 2021 other than the impairment of certain right-of-use assets in the fourth quarter of fiscal year 2023. See Note 7 — Leases to our consolidated financial statements for additional information.

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

Furthermore, in addition to qualitative analysis, we believe it is appropriate to conduct a quantitative analysis periodically as a prudent review of our reporting unit goodwill fair values. Our quantitative analysis estimates the fair values of the reporting units using discounted cash flows and other indicators of fair value. The forecast of future cash flow is based on our best estimate of each reporting unit’s future revenue and operating costs, based primarily on existing firm orders, expected future orders, contracts with suppliers, labor resources, general market conditions, and other relevant factors. Based on a quantitative analysis for fiscal year 2023, we concluded that estimated fair values of our reporting units significantly exceed their respective carrying values.

Based on our qualitative and quantitative assessment performed during the fourth quarter of fiscal year 2023, we concluded that it was more likely than not that the estimated fair value of our reporting units exceeded their carrying value as of March 31, 2023.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data of our continuing operations for the periods indicated:

	Fiscal Years Ended
	March 31, 2023	March 31, 2022	March 31, 2021
Revenues:	100%	100%	100%
Product revenues	37	36	38
Service revenues	63	64	62
Operating expenses:
Cost of product revenues	29	29	30
Cost of service revenues	43	42	40
Selling, general and administrative	28	27	26
Independent research and development	5	6	6
Amortization of acquired intangible assets	1	1	—
Income (loss) from continuing operations	(6)	(5)	(2)
Interest (expense) income, net	—	(1)	(2)
Income (loss) from continuing operations before income taxes	(6)	(6)	(4)
(Provision for) benefit from income taxes from continuing operations	(2)	2	1
Net income (loss) from continuing operations	(8)	(4)	(3)
Net income (loss) from discontinued operations, net of tax	51	4	4
Net income (loss) attributable to Viasat, Inc.	42	(1)	—

Fiscal Year 2023 Compared to Fiscal Year 2022

Revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2023	March 31, 2022	Increase (Decrease)	Increase (Decrease)
Product revenues	$954.1	$860.7	$93.4	11%
Service revenues	1,602.0	1,556.5	45.6	3%
Total revenues	$2,556.2	$2,417.2	$139.0	6%

Our total revenues increased by $139.0 million as a result of a $93.4 million increase in product revenues and a $45.6 million increase in service revenues. The product revenue increase was driven primarily by an $86.9 million increase in our commercial networks segment, which was primarily the result of the Cisco Systems, Inc. (Cisco) settlement. Cisco, which previously acquired Acacia Communications, Inc. (Acacia), paid us $62.2 million during the second quarter of fiscal year 2023 in order to fully satisfy the July 2019 judgment previously entered against Acacia (the Cisco Settlement), of which we recorded $55.8 million as product revenue in our commercial networks segment (see Note 14 — Contingencies to our consolidated financial statements for more information). The service revenue increase was due to increases of $21.9 million in our satellite services segment, $13.6 million in our commercial networks segment and $10.1 million in our government systems segment.

Cost of revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2023	March 31, 2022	Increase (Decrease)	Increase (Decrease)
Cost of product revenues	$736.4	$699.5	$36.9	5%
Cost of service revenues	1,098.3	1,011.7	86.6	9%
Total cost of revenues	$1,834.8	$1,711.3	$123.5	7%

Cost of revenues increased by $123.5 million due to an increase of $86.6 million in cost of service revenues and $36.9 million in cost of product revenues. A portion of the cost of service revenue increase was driven by lower margins, primarily from our satellite services segment, driven mainly by a decline in U.S. fixed broadband revenue due to fewer residential subscribers as we manage our bandwidth capacity in support of our growing mobility service ahead of the launch of commercial services on the ViaSat-3 Americas satellite. Similar to our prior satellite launch cycles, once commercial service on ViaSat-3 Americas commences and as services using the new satellite scale, we expect the margins from our satellite services segment to improve (see the section captioned “Satellite-Related Activities” for further information). The increase in cost of service revenue was further driven by increased service revenues, also mainly from our satellite services segment. This increase was primarily attributable to an increase in our in-flight services business, causing a $29.6 million increase in cost of service revenues on a constant margin basis. The cost of product revenue increase was mainly due to increased product revenues, causing a $30.6 million increase in cost of product revenues on a constant margin basis, prior to the effects of product revenues related to the Cisco Settlement described above. This cost of product revenues increase was mainly from our commercial networks segment. The remainder of the increase in cost of product revenues was driven by lower margins, primarily driven by mobile broadband satellite communication systems in our commercial networks segment and government satellite communication systems in our government systems segment.

Selling, general and administrative expenses

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2023	March 31, 2022	Increase (Decrease)	Increase (Decrease)
Selling, general and administrative	$718.6	$640.8	$77.8	12%

The $77.8 million increase in selling, general and administrative (SG&A) expenses reflected an increase in support costs across all three segments of $74.3 million, including an increase in acquisition-related expenses of approximately $7.4 million (mainly related to the Inmarsat Transaction). The increase in SG&A expenses was also driven by higher proposal costs, primarily in our commercial networks segment. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2023	March 31, 2022	Increase (Decrease)	Increase (Decrease)
Independent research and development	$128.9	$149.5	$(20.6)	(14)%

The $20.6 million decrease in IR&D expenses was mainly the result of a decrease of $22.2 million in IR&D efforts in our commercial networks segment (primarily related to decreased IR&D expenses for next-generation satellite payload technologies and next-generation consumer broadband integrated networking technologies, partially offset by an increase in IR&D efforts on mobile broadband satellite communication systems for commercial airline platforms). This overall decrease was slightly offset by an insignificant increase in our government systems segment.

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to 20 years. Amortization of acquired intangible assets in fiscal year 2023 compared to fiscal year 2022 increased by an insignificant amount. Expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
Expected for fiscal year 2024	$28,635
Expected for fiscal year 2025	26,560
Expected for fiscal year 2026	26,408
Expected for fiscal year 2027	26,408
Expected for fiscal year 2028	26,331
Thereafter	66,863
$201,205

Interest income

The $19.0 million increase in interest income for fiscal year 2023 compared to fiscal year 2022 was primarily due to the interest earned on the invested portion of the cash related to proceeds of approximately $1.9 billion received from L3Harris in the Link-16 TDL Sale at the beginning of the fourth quarter of fiscal year 2023. The increase also reflected the Cisco Settlement described above, of which we recorded $6.4 million as interest income. Please refer to Note 14 — Contingencies to our consolidated financial statements for more information.

Interest expense

The $2.6 million decrease in interest expense in fiscal year 2023 compared to fiscal year 2022 was primarily due to an increase in the amount of interest capitalized compared to the prior year period. This decrease in interest expense was partially offset by the addition of interest expense related to the Term Loan Facility which was entered into during the fourth quarter of fiscal year 2022.

Income taxes

The income tax provision in fiscal year 2023 primarily reflected the establishment of a valuation allowance on the deferred tax asset for California R&D tax credits and the expense for tax deficiencies upon settlement of stock-based compensation during the period, partially offset by the benefit of federal R&D tax credits. Our valuation allowance against deferred tax assets increased from $78.1 million at March 31, 2022 to $150.0 million at March 31, 2023. The valuation allowance relates to state and foreign net operating loss carryforwards, state R&D tax credit carryforwards and foreign tax credit carryforwards. The income tax benefit in fiscal year 2022 primarily reflected the benefit of federal R&D tax credits, the reversal of a deferred tax liability recorded for EBI’s outside basis difference upon assertion made during the first quarter of fiscal year 2022 to indefinitely reinvest future earnings offset by tax expense for non-deductible compensation and the tax expense for tax deficiencies upon settlement of stock-based compensation during the period.

Segment Results for Fiscal Year 2023 Compared to Fiscal Year 2022

Satellite services segment

Revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2023	March 31, 2022	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$—	$—	$—	—%
Segment service revenues	1,210.7	1,188.8	21.9	2%
Total segment revenues	$1,210.7	$1,188.8	$21.9	2%

Our satellite services segment revenues increased by $21.9 million due to an increase in service revenues. The increase in service revenues was primarily attributable to an increase in our in-flight services business, partially offset by lower fixed broadband revenues in the United States as we allocated a greater proportion of our bandwidth to our IFC business due to bandwidth constraints ahead of commercial launch of the ViaSat-3 Americas satellite. The increase in in-flight service revenue was driven primarily by an increase in the number of commercial aircraft receiving our in-flight services through our IFC systems, an increase in passenger air traffic and the continued return to service of aircraft that were previously inactive as a result of the COVID-19 pandemic.

Segment operating profit (loss)

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2023	March 31, 2022	Increase (Decrease)	Increase (Decrease)
Segment operating profit (loss)	$(41.0)	$31.6	$(72.6)	(230)%
Percentage of segment revenues	(3)%	3%

The change in our satellite services segment operating profit to an operating loss was primarily driven by lower earnings contributions of $45.3 million, primarily from our fixed broadband services business, driven mainly by a decline in U.S. fixed broadband revenue due to fewer residential subscribers as we manage our bandwidth capacity in support of our growing mobility service ahead of the launch of commercial services on the ViaSat-3 Americas satellite. Similar to our prior satellite launch cycles, once commercial service on ViaSat-3 Americas commences and as services using the new satellite scale, we expect the margins from our satellite services segment to improve (see the section captioned “Satellite-Related Activities” for further information). The increase in our satellite services segment operating loss was further driven by higher SG&A costs of $27.2 million (partially attributable to acquisition expenses related to the Inmarsat Transaction), higher expenditures associated with activating more of the ViaSat-3 ground network and supporting international expansion, and increased expenses as a result of supply chain shortages.

Commercial networks segment

Revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2023	March 31, 2022	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$530.4	$443.4	$86.9	20%
Segment service revenues	82.3	68.7	13.6	20%
Total segment revenues	$612.6	$512.1	$100.5	20%

Our commercial networks segment revenues increased by $100.5 million, due to a $86.9 million increase in product revenues and a $13.6 million increase in service revenues. The increase in product revenues was primarily the result of the Cisco Settlement described above, of which we recorded $55.8 million as product revenue in our commercial networks segment. Please refer to Note 14 — Contingencies to our consolidated financial statements for more information. The remainder of the increase in product revenues was primarily attributable to an increase in mobile broadband satellite communication systems products due to increased IFC terminal deliveries. The increase in service revenues was primarily driven by an increase in mobile broadband satellite communication systems services.

Segment operating profit (loss)

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2023	March 31, 2022	(Increase) Decrease	(Increase) Decrease
Segment operating profit (loss)	$(145.3)	$(209.1)	$63.8	31%
Percentage of segment revenues	(24)%	(41)%

The $63.8 million reduction in our commercial networks segment operating loss was driven primarily by higher earnings contributions of $61.3 million, primarily due to higher revenues as described above. The reduction in operating loss was also due to a $22.2 million decrease in IR&D expenses (primarily related to next-generation satellite payload technologies and next-generation consumer broadband integrated networking technologies, partially offset by an increase in IR&D efforts on mobile broadband satellite communication systems for commercial airline platforms). The decrease in operating loss was partially offset by higher SG&A costs of $19.7 million, which includes legal and other expenses related to the Cisco Settlement described above.

Government systems segment

Revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2023	March 31, 2022	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$423.8	$417.3	$6.5	2%
Segment service revenues	309.0	299.0	10.1	3%
Total segment revenues	$732.8	$716.3	$16.5	2%

Our government systems segment revenues increased by $16.5 million due to an increase of $10.1 million in service revenues, and an increase of $6.5 million in product revenues. The service revenue increase was primarily due to a $19.6 million increase in government satellite communication systems services and a $2.8 million increase in tactical satcom radio services, partially offset by a $14.6 million decrease in government mobile broadband services. The product revenue increase was primarily driven by a $35.1 million increase in cybersecurity and information assurance products, a $4.9 million increase in tactical data link solutions and a $3.1 million increase in government mobile broadband products. The increase in product revenues was partially offset by a $19.3 million decrease in government satellite communication systems and a $18.3 million decrease in tactical satcom radio products. Our government systems segment continued to show some impacts from the COVID-19 pandemic, due to continuing certification delays and supply chain component shortages, but government systems segment awards remained strong in the fiscal year.

Segment operating profit (loss)

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2023	March 31, 2022	Increase (Decrease)	Increase (Decrease)
Segment operating profit (loss)	$60.2	$93.1	$(32.9)	(35)%
Percentage of segment revenues	8%	13%

The $32.9 million decrease in our government systems segment operating profit was primarily driven by a $30.9 million increase in SG&A costs (partially related to acquisition expenses related to the Inmarsat Transaction).

Fiscal Year 2022 Compared to Fiscal Year 2021

Revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2022	March 31, 2021	Increase (Decrease)	Increase (Decrease)
Product revenues	$860.7	$739.4	$121.4	16%
Service revenues	1,556.5	1,181.5	374.9	32%
Total revenues	$2,417.2	$1,920.9	$496.3	26%

Our total revenues increased by $496.3 million as a result of a $374.9 million increase in service revenues and a $121.4 million increase in product revenues. The service revenue increase was due to increases of $319.9 million in our satellite services segment, $38.4 million in our government systems segment and $16.6 million in our commercial networks segment. The product revenue increase was driven primarily by an increase of $174.6 million in our commercial networks segment, partially offset by an $53.3 million decrease in our government systems segment.

Cost of revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2022	March 31, 2021	Increase (Decrease)	Increase (Decrease)
Cost of product revenues	$699.5	$584.2	$115.4	20%
Cost of service revenues	1,011.7	771.5	240.2	31%
Total cost of revenues	$1,711.3	$1,355.7	$355.6	26%

Cost of revenues increased by $355.6 million due to an increase of $240.2 million in cost of service revenues and $115.4 million in cost of product revenues. The cost of service revenue increase was primarily due to increased service revenues, mainly from our satellite services segment, causing a $244.8 million increase in cost of service revenues on a constant margin basis. The cost of product revenue increase was mainly due to increased product revenues, causing a $95.9 million increase in cost of product revenues on a constant margin basis, mainly from our commercial networks segment. The remainder of the increase in cost of product revenues was driven by lower margins, primarily driven by cybersecurity and information assurance products in our government systems segment.

Selling, general and administrative expenses

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2022	March 31, 2021	Increase (Decrease)	Increase (Decrease)
Selling, general and administrative	$640.8	$497.2	$143.7	29%

The $143.7 million increase in SG&A expenses reflected an increase in support costs of $96.5 million, driven primarily by support costs related to RigNet, as well as acquisition-related expenses of approximately $34.0 million primarily related to the Inmarsat Transaction. The increase in SG&A expenses was also driven by $43.7 million of higher selling costs, reflected primarily in our satellite services segment, but was also reflected across our two other segments. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2022	March 31, 2021	Increase (Decrease)	Increase (Decrease)
Independent research and development	$149.5	$108.5	$41.0	38%

The $41.0 million increase in IR&D expenses was mainly the result of an increase of $23.6 million in IR&D efforts in our commercial networks segment (primarily related to next-generation satellite payload technologies and mobile broadband satellite communication systems) and an $18.4 million increase in our government systems segment (primarily related to the development of next-generation dual band mobility solutions and the advancement of integrated government satellite communications platforms).

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

Income taxes

The income tax benefit in fiscal year 2022 primarily reflected the benefit of federal R&D tax credits, the reversal of a deferred tax liability recorded for EBI’s outside basis difference upon assertion made during the first quarter of fiscal year 2022 to indefinitely reinvest future earnings offset by tax expense for non-deductible compensation and the tax expense for tax deficiencies upon settlement of stock-based compensation during the period. The income tax benefit in fiscal year 2021 primarily reflected the tax benefit from our loss before income taxes and the benefit of federal R&D tax credits, partially offset by the tax expense for tax deficiencies upon settlement of stock-based compensation during the period and tax expense for non-deductible compensation.

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

Segment operating profit (loss)

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2022	March 31, 2021	Increase (Decrease)	Increase (Decrease)
Segment operating profit (loss)	$31.6	$26.3	$5.3	20%
Percentage of segment revenues	3%	3%

The $5.3 million increase in our satellite services segment operating profit was driven primarily by higher earnings contributions of $100.4 million, primarily due to an increase in revenues and improved margins from our in-flight services as the business continued to scale. The increase in our satellite services segment operating profit was partially offset by higher SG&A costs of $96.1 million (mainly attributable to RigNet, which was acquired during the first quarter of fiscal year 2022, as well as acquisition-related expenses related to the Inmarsat Transaction).

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

Segment operating profit (loss)

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2022	March 31, 2021	(Increase) Decrease	(Increase) Decrease
Segment operating profit (loss)	$(209.1)	$(206.4)	$(2.7)	(1)%
Percentage of segment revenues	(41)%	(64)%

The $2.7 million increase in our commercial networks segment operating loss was driven primarily by a $23.6 million increase in IR&D expenses (primarily related to next-generation satellite payload technologies and mobile broadband satellite communication systems) and a $15.0 million increase in SG&A expenses (primarily related to higher support costs). The increase in commercial networks segment operating loss was offset by higher earnings contributions of $35.9 million, driven by increased revenues and improved margins from our mobile broadband satellite communication systems products.

Government systems segment

Revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2022	March 31, 2021	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$417.3	$470.5	$(53.3)	(11)%
Segment service revenues	299.0	260.5	38.4	15%
Total segment revenues	$716.3	$731.1	$(14.8)	(2)%

Our government systems segment revenues decreased by $14.8 million due to a decrease of $53.3 million in product revenues, partially offset by an increase of $38.4 million in service revenues. The product revenue decrease was primarily driven by a $24.5 million decrease in government satellite communication systems products, a $20.5 million decrease in government mobile broadband products, and a $17.6 million decrease in tactical data link solutions products. The decrease in product revenues was partially offset by a $6.8 million increase in cybersecurity and information assurance products and a $2.6 million increase in tactical satcom radio products. The service revenue increase was primarily due to a $18.3 million increase in government mobile broadband services, a $14.8 million increase in government satellite communication systems services, and a $6.7 million increase in cybersecurity and information assurance services. As a result of the COVID-19 pandemic, our government systems segment continued to experience complications in product manufacturing and shipments and some administrative delays on certain contractual vehicles reflecting inherent challenges in the remote work environment. In addition, product revenues in the segment were negatively impacted in fiscal year 2022 by anticipated delays in certification of certain information security products, as well as certain unanticipated supply chain issues that affected certain product shipments. Despite these obstacles, new government systems segment awards remained strong through the end of fiscal year 2022.

Segment operating profit (loss)

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2022	March 31, 2021	Increase (Decrease)	Increase (Decrease)
Segment operating profit (loss)	$93.1	$139.7	$(46.6)	(33)%
Percentage of segment revenues	13%	19%

The $46.6 million decrease in our government systems segment operating profit was driven by a $32.5 million increase in SG&A costs (including $10.5 million of acquisition-related expenses related to the Inmarsat Transaction) and a $18.4 million increase in IR&D expenses (primarily related to the development of next-generation dual band mobility solutions and the advancement of integrated government satellite communications platforms). The decrease in operating profit was partially offset by higher earnings contributions of $4.3 million, primarily due to a decrease in cost of revenues.

Backlog

Our firm and funded backlog as of March 31, 2023 is reflected in the table below.

As of March 31, 2023
(In millions)
Firm backlog
Satellite services segment	$395.8
Commercial networks segment	770.0
Government systems segment	493.1
Total	$1,658.9
Funded backlog
Satellite services segment	$395.8
Commercial networks segment	728.8
Government systems segment	430.5
Total	$1,555.1

The firm backlog does not include contract options. As of March 31, 2023, a little over half of the firm backlog is expected to be delivered during the next 12 months, with the balance delivered thereafter. We include in our backlog only those orders for which we have accepted purchase orders, and not anticipated purchase orders and requests. In our satellite services segment, our backlog includes fixed broadband service revenues under our subscriber agreements, but does not include future recurring IFC service revenues under our agreements with commercial airlines. As of March 31, 2023, our IFC systems were installed and in service on approximately 2,270 commercial aircraft, of which approximately 40 were inactive at fiscal year end (mostly due to standard aircraft maintenance). We anticipate that approximately 1,310 additional commercial aircraft under existing customer agreements with commercial airlines will be put into service with our IFC systems. However, the timing of installation and entry into service of IFC systems on additional aircraft under existing customer agreements may be delayed as a result of the lingering impacts of the COVID-19 pandemic on the global airline industry. Accordingly, there can be no assurance that all anticipated purchase orders and requests will be placed or that anticipated IFC services will be activated.

Our total new awards (including discontinued operations but excluding future revenue under recurring consumer commitment arrangements) were approximately $3.2 billion (of which $384.4 million was attributable to discontinued operations) and $2.6 billion (of which $349.3 million was attributable to discontinued operations) for fiscal years 2023 and 2022, respectively.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing, export credit agency financing and equity financing. In January 2023, we used a portion of the proceeds from the Link-16 TDL Sale to repay all then-outstanding borrowings under our Revolving Credit Facility. In addition, we expect the remaining portion of the net cash proceeds from the Link-16 TDL Sale to be used to support our operations and provide additional liquidity given the current conditions of credit markets and the 2025 Notes maturity. At March 31, 2023, we had $1.4 billion in cash and cash equivalents and restricted cash, $1.3 billion in working capital, and no outstanding borrowings and borrowing availability of $657.4 million under our Revolving Credit Facility. At March 31, 2022, we had $310.5 million in cash and cash equivalents, $389.1 million in working capital, and no outstanding borrowings and borrowing availability of $637.0 million under our Revolving Credit Facility. We invest our cash in excess of current operating requirements in short-term, highly liquid bank money market funds primarily investing in U.S. government-backed securities and treasuries. During the second quarter of fiscal year 2021, we issued and sold an aggregate of 4,474,559 shares of our common stock at a purchase price of $39.11 per share to certain accredited investors in a private placement transaction exempt from registration under the Securities Act of 1933, as amended, resulting in net proceeds of approximately $174.7 million after deducting offering expenses.

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

As a result of the divestiture of the Link-16 TDL Business, we have taken measures to mitigate the impact of stranded costs and to right-size our remaining businesses by reducing discretionary spending and by undertaking cost-reduction measures, including reducing our real estate footprint and workforce, which measures resulted in approximately $40 million of expenses during the fourth quarter of fiscal year 2023, primarily recorded in our SG&A.

To further enhance our liquidity position or to finance the construction and launch of any future satellites, acquisitions, strategic partnering arrangements, joint ventures or other business investment initiatives, we may obtain additional financing, which could consist of debt, convertible debt or equity financing from public and/or private credit and capital markets. From time to time, we file universal shelf registration statements with the SEC for the future sale of an unlimited amount of common stock, preferred stock, debt securities, depositary shares, warrants and rights, which securities may be offered from time to time, separately or together, directly by us, by selling security holders, or through underwriters, dealers or agents at amounts, prices, interest rates and other terms to be determined at the time of the offering. Additionally, we consider strategic divestitures from time to time, such as the Link-16 TDL Sale that was completed in January 2023 for approximately $1.96 billion in cash, subject to adjustments.

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

Cash flows

Cash provided by operating activities for fiscal year 2023 was $367.9 million compared to $505.6 million for fiscal year 2022. This $137.8 million decrease was driven by our operating results (net income (loss) adjusted for depreciation, amortization and other non-cash charges) which resulted in $215.3 million of lower cash provided by operating activities year-over-year, partially offset by a $77.6 million year-over-year decrease in cash used to fund net operating assets. The decrease in cash used to fund net operating assets during fiscal year 2023 when compared to the prior year period was primarily due to an increase in taxes payable related to the $1.7 billion gain recognized as a result of the Link-16 TDL Sale in the fourth quarter of fiscal year 2023, as well as an increase in cash inflows year-over-year from our collections in excess of revenues and deferred revenues included in accrued liabilities, primarily due to the timing of milestone billings for certain larger development projects in our government systems segment. This decrease in cash used to fund net operating assets during fiscal year 2023 when compared to the prior year period was partially offset by a higher increase in cash used for IFC terminal inventory in our commercial networks segment in expectation of a related revenue ramp-up over the first part of fiscal year 2024 for commercial airline customers.

Cash provided by investing activities for fiscal year 2023 was $768.0 million compared to cash used in investing activities of $1.1 billion for fiscal year 2022. Cash provided by investing activities for fiscal year 2023 was primarily comprised of $1.9 billion recorded as cash proceeds in our consolidated statement of cash flows for fiscal year 2023 received from the Link-16 TDL Sale in the fourth quarter of fiscal year 2023. Cash used in investing activities related to our discontinued operations was slightly higher in fiscal year 2023 compared to fiscal year 2022, and slightly lower in fiscal year 2022 compared to fiscal year 2021, in each case related to changes in cash used for capital expenditures for property and other general purpose equipment.

Cash used in financing activities for fiscal year 2023 was $66.1 million compared to cash provided by financing activities of $643.6 million for fiscal year 2022. Cash used in financing activities for fiscal year 2023 was primarily comprised of debt repayments of $576.5 million, and a payment of $30.0 million by our majority-owned subsidiary, TrellisWare Technologies, Inc., to repurchase shares of its common stock from its stockholders in the second quarter of fiscal year 2023 (see Note 1 — The Company and a Summary of Its Significant Accounting Policies – Noncontrolling interests to our consolidated financial statements for further information), partially offset by proceeds from debt borrowings of $540.0 million. Cash provided by financing activities for fiscal year 2022 was primarily comprised of proceeds from debt borrowings of approximately $1.3 billion, partially offset by debt repayments of $610.4 million.

Capital Expenditures and IR&D Investments

Capital expenditures in fiscal year 2023 of $1.2 billion were 18% higher than fiscal year 2022, primarily due to higher expenditures on customer premise equipment in anticipation of the launch of commercial service on ViaSat-3 Americas, partially offset by lower expenditures on the ViaSat-3 program compared to the prior fiscal year. Despite the capital expenditures in fiscal year 2023 related to the launch of ViaSat-3 Americas as well as ViaSat-3 EMEA, our total capital expenditures in fiscal year 2024 are expected to remain flat compared to fiscal year 2023, as we continue to invest in building and expanding our global network and satellite fleet, as well as incurring costs related to the roll-out of related earth station infrastructure and increased ground network investments related to international expansion and other growth opportunities. See Note 13 — Commitments to our consolidated financial statements for information as of March 31, 2023 regarding our future minimum payments under our satellite construction contracts and other satellite-related purchase commitments (including satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites) for the next five fiscal years and thereafter.

We also incur IR&D expenses, which are not directly funded by a third party. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to R&D projects. Our IR&D investments are expected to continue through fiscal year 2024 and beyond to support our growth and acceleration of new opportunities in our government and commercial air mobility businesses. IR&D expenses were approximately 5%, 6% and 6% of total revenues in fiscal years 2023, 2022 and 2021, respectively. As a government contractor, we are able to recover a portion of our IR&D expenses pursuant to our government contracts.

Long-Term Debt

As of March 31, 2023, the aggregate principal amount of our total outstanding indebtedness was $2.5 billion, which was comprised of $700.0 million in principal amount of 2025 Notes, $600.0 million in principal amount of 2027 Notes, $400.0 million in principal amount of 2028 Notes (together with the 2025 Notes and 2027 Notes, the Notes), $694.8 million in principal amount of outstanding borrowings under our Term Loan Facility, no outstanding borrowings under our $700.0 million Revolving Credit Facility, $59.0 million in principal amount of outstanding borrowings under our direct loan facility with the Export-Import Bank of the United States (the Ex-Im Credit Facility) and $36.4 million of finance lease obligations. In January 2023, we used a portion of the proceeds from the Link-16 TDL Sale to repay all then-outstanding borrowings under our Revolving Credit Facility. For information regarding our Term Loan Facility, Revolving Credit Facility and Ex-Im Facility (collectively, the Credit Facilities) and Notes, refer to Note 8 – Senior Notes and Other Long-Term Debt to our consolidated financial statements.

Contractual Obligations

The following table sets forth a summary of certain material cash requirements for known contractual obligations and commitments at March 31, 2023:

(In thousands, including interest where applicable)	Next 12 months	Thereafter
Operating leases	$78,448	$364,075
Senior Notes and Other Long-Term Debt (1)	206,587	3,065,503
Purchase commitments including satellite- related agreements	1,320,316	927,174
Total	$1,605,351	$4,356,752

(1) To the extent that the interest rate on any long-term debt is variable, amounts reflected represent estimated interest payments on the applicable current outstanding balance based on the interest rate at March 31, 2023 until the applicable maturity date.

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

Our consolidated balance sheets included $218.5 million and $153.2 million of “other liabilities” as of March 31, 2023 and March 31, 2022, respectively, which primarily consisted of deferred income taxes, the long-term portion of deferred revenues, the long-term portion of our satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites and our long-term warranty obligations. With the exception of the long-term portion of our satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites (which is included under “Purchase commitments including satellite-related agreements”), these remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 13 — Commitments to our consolidated financial statements for additional information regarding satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites. See Note 15 — Product Warranty to our consolidated financial statements for a discussion of our product warranties. Also excluded from the above table are amounts payable to the Sellers under the Purchase Agreement in the Inmarsat Transaction.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at March 31, 2023 as defined in Regulation S-K Item 303(b) other than as discussed under “Contractual Obligations” above or disclosed in the notes to our consolidated financial statements included in this report.

Recent Authoritative Guidance

For information regarding recently adopted and issued accounting pronouncements, see Note 1 — The Company and a Summary of Its Significant Accounting Policies to the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and short-term and long-term obligations (including the Credit Facilities and the Notes). We consider investments in highly liquid instruments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. As of March 31, 2023, we held no short-term investments. Our indebtedness for borrowed money comprises borrowings under our Credit Facilities and the aggregate principal amount outstanding under our Notes. The Notes and borrowings under our Ex-Im Credit Facility bear interest at a fixed rate and therefore our exposure to market risk for changes in interest rates relates primarily to borrowings under our Term Loan Facility and Revolving Credit Facility, cash equivalents, short-term investments and short-term obligations.

The primary objective of our investment activities is to preserve principal while at the same time to maximize the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain a significant amount of our cash balance in money market accounts, with a significant portion held in U.S. government-backed qualified money-market securities. In general, money market accounts are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our cash and cash equivalents earn interest at variable rates. Our interest income has been and may continue to be negatively impacted by low market interest rates. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. If the underlying weighted average interest rate on our cash and cash equivalents, assuming balances remain constant over a year, changed by 50 basis points, interest income would have increased or decreased by $2.1 million and an insignificant amount for the fiscal years ended March 31, 2023 and 2022, respectively. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material.

Our primary interest rate under the Term Loan Facility is the SOFR rate plus 4.50%. As of March 31, 2023, the effective interest rate on our outstanding borrowings under the Term Loan Facility was 9.95%. Our primary interest rate under the Revolving Credit Facility is the Eurodollar rate plus an applicable margin that is based on our total leverage ratio. As of March 31, 2023, the effective interest rate that would have been applied to any new Eurodollar-based borrowings under the Revolving Credit Facility was approximately 7.31%. As of March 31, 2023, we had no outstanding borrowings under our Revolving Credit Facility. Accordingly, assuming the outstanding balance under the Term Loan Facility remained constant over a year and we continued to have no outstanding borrowings under the Revolving Credit Facility, a 50 basis point increase in the interest rates would increase interest incurred, prior to effects of capitalized interest, by approximately $3.5 million over a 12-month period.

Foreign Exchange Risk

We generally conduct our business in U.S. dollars. However, as our international business is conducted in a variety of foreign currencies, we are exposed to fluctuations in foreign currency exchange rates. A five percent variance in foreign currencies in which our international business is conducted would change our income (loss) before income taxes by $1.8 million and $1.3 million for the fiscal years ended March 31, 2023 and 2022, respectively. Our objective in managing our exposure to foreign currency risk is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, from time to time, we may enter into foreign currency forward contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

As of March 31, 2023 and March 31, 2022, we had no foreign currency forward contracts outstanding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements at March 31, 2023 and March 31, 2022 and for each of the three fiscal years in the period ended March 31, 2023, and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (PCAOB ID 238), are included in this report on pages F-1 through F-46.

Summarized Quarterly Data (Unaudited)

The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results for the interim periods. Summarized quarterly data for fiscal years 2023 and 2022 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
2023
Total revenues*	$575,056	$663,559	$651,444	$666,099
Income (loss) from operations*	(56,638)	4,685	(31,311)	(72,692)
Net income (loss) from continuing operations*	(38,564)	(69,743)	(44,758)	(58,574)
Net income (loss) from discontinued operations, net of tax*	17,525	22,187	4,333	1,258,342
Net income (loss)	(21,039)	(47,556)	(40,425)	1,199,768
Net income (loss) attributable to Viasat, Inc.*	(21,564)	(48,240)	(42,228)	1,196,838
Income (loss) per share attributable to Viasat, Inc. common stockholders - basic:
Continuing operations	$(0.52)	$(0.93)	$(0.61)	$(0.80)
Discontinued operations*	0.23	0.29	0.06	16.36
Income (loss)	$(0.29)	$(0.64)	$(0.55)	$15.56
Income (loss) per share attributable to Viasat, Inc. common stockholders - diluted:
Continuing operations	$(0.52)	$(0.93)	$(0.61)	$(0.80)
Discontinued operations*	0.23	0.29	0.06	16.36
Income (loss)	$(0.29)	$(0.64)	$(0.55)	$15.56
2022
Total revenues*	$575,439	$609,726	$625,267	$606,747
Income (loss) from operations*	(11,674)	(24,096)	(28,731)	(48,640)
Net income (loss) from continuing operations*	(4,338)	(21,168)	(30,443)	(45,725)
Net income (loss) from discontinued operations, net of tax*	22,350	26,318	26,453	24,070
Net income (loss)	18,012	5,150	(3,990)	(21,655)
Net income (loss) attributable to Viasat, Inc.*	16,968	3,291	(6,613)	(29,180)
Income (loss) per share attributable to Viasat, Inc. common stockholders - basic:
Continuing operations	$(0.08)	$(0.31)	$(0.45)	$(0.71)
Discontinued operations*	0.31	0.36	0.36	0.32
Income (loss)	$0.24	$0.04	$(0.09)	$(0.39)
Income (loss) per share attributable to Viasat, Inc. common stockholders - diluted:
Continuing operations	$(0.08)	$(0.31)	$(0.45)	$(0.71)
Discontinued operations*	0.31	0.36	0.36	0.32
Income (loss)	$0.24	$0.04	$(0.09)	$(0.39)

* Certain prior period quarterly amounts have been adjusted by an insignificant amount from the amounts previously reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, due to the determination that certain contracts could not be novated in connection with the closing of the Link-16 TDL Sale.

On January 3, 2023, the Company completed the Link-16 TDL Sale, and as a result the fourth quarter of fiscal year 2023 included the impact of the gain of approximately $1.66 billion (net of costs to sell of $40.8 million) within net income (loss) from discontinued operations, net of tax on the consolidated statements of operations and comprehensive income (loss) for fiscal year 2023.

The summarized quarterly data above includes the operating results of RigNet and EBI from the date of acquisition on April 30, 2021. Therefore the first quarter of fiscal year 2022 only includes two months of operating results, whereas the remaining quarters of fiscal year 2022 and all quarters in fiscal year 2023 include a full quarter of operating results.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2023, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2023.

Management’s Report on Internal Control Over Financial Reporting

The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the company’s management, including our Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the company’s management concluded that its internal control over financial reporting was effective as of March 31, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The company’s independent registered public accounting firm has audited the effectiveness of the company’s internal control over financial reporting as of March 31, 2023, as stated in their report which appears on page F-1.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included in our definitive Proxy Statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders (the Proxy Statement) under the headings “Corporate Governance Principles and Board Matters,” “Election of Directors” and “Ownership of Securities,” and is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this report:
(1)
Consolidated Financial Statements

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)
Exhibits

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1*	Share Purchase Agreement, dated as of November 8, 2021, by and among Viasat, Inc. and the shareholders of Connect Topco Limited party thereto	8-K	000-21767	2.1	11/08/2021

2.1(A)	Letter agreement, dated as of April 11, 2023, by and among Viasat, Inc. and the shareholders of Connect Topco Limited party thereto					X

2.2*	Asset Purchase Agreement, dated as of October 1, 2022, by and between Viasat, Inc. and L3Harris Technologies, Inc.	8-K	000-21767	2.1	10/03/2022

3.1	Second Amended and Restated Certificate of Incorporation of ViaSat, Inc.	10-Q	000-21767	3.1	11/14/2000

3.2	Second Amended and Restated Bylaws of ViaSat, Inc.	8-K	000-21767	3.1	12/04/2012

4.1	Form of Common Stock Certificate (p)	S-1/A	333-13183	4.1	11/05/1996

4.2	Indenture dated as of September 21, 2017, between ViaSat, Inc. and Wilmington Trust, National Association, as trustee	8-K	000-21767	4.1	09/21/2017

4.3	Form of 5.625% Senior Note due 2025 of ViaSat, Inc. (attached as Exhibit A to the Indenture filed as Exhibit 4.2 hereto)	8-K	000-21767	4.1	09/21/2017

4.4	Indenture, dated as of March 27, 2019, between Viasat, Inc. and Wilmington Trust, National Association, as trustee and as collateral trustee	8-K	000-21767	4.1	03/27/2019

4.5	Form of 5.625% Senior Secured Note due 2027 of Viasat, Inc. (attached as Exhibit A to the Indenture filed as Exhibit 4.4 hereto)	8-K	000-21767	4.1	03/27/2019

4.6	Indenture, dated as of June 24, 2020, between Viasat, Inc. and Wilmington Trust, National Association, as trustee.	8-K	000-21767	4.1	06/24/2020

4.7	Form of 6.500% Senior Note due 2028 of Viasat, Inc. (attached as Exhibit A to the Indenture filed as Exhibit 4.6 hereto)	8-K	000-21767	4.1	06/24/2020

4.8	Description of Registered Securities	10-K	000-21767	4.6	05/29/2020

10.1*	Stockholders Agreement, dated as of November 8, 2021, by and among Viasat, Inc. and the shareholders of Connect Topco Limited party thereto	8-K	000-21767	10.3	11/08/2021

10.2	Form of Indemnification Agreement between ViaSat, Inc. and each of its directors and officers	8-K	000-21767	99.1	03/07/2008

10.3**	Viasat, Inc. Employee Stock Purchase Plan (As Amended and Restated Effective September 2, 2021)	8-K	000-21767	10.2	09/03/2021

10.4**	1996 Equity Participation Plan of Viasat, Inc. (As Amended and Restated Effective September 2, 2022)	8-K	000-21767	10.1	09/02/2022

10.5**	Form of Stock Option Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	10-K	000-21767	10.4	05/26/2015

10.6**	Form of Performance Stock Option Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	10-Q	000-21767	10.1	02/9/2018

10.7**	Form of Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.—Global	10-K	000-21767	10.5	05/25/2017

10.8**	Form of Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.—Independent Director	10-K	000-21767	10.6	05/26/2015

10.9**	Form of Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.—Executive	10-K	000-21767	10.7	05/26/2015

10.10**	Form of Change in Control Severance Agreement between ViaSat, Inc. and each of its executive officers	8-K	000-21767	10.1	08/04/2010

10.10.1**	Form of First Amendment to Change in Control Severance Agreement between ViaSat, Inc. and each of its executive officers	10-K	000-21767	10.12.1	5/31/2022

10.11**	Severance Agreement, dated as of April 13, 2023, by and between Viasat, Inc. and K. Guru Gowrappan					X

10.12**	RigNet, Inc. 2010 Omnibus Incentive Plan	S-8	333-255690	10.3	04/30/2021

10.12.1**	Amendment to RigNet, Inc. 2010 Omnibus Incentive Plan	S-8	333-255690	10.4	04/30/2021

10.13**	RigNet, Inc. 2019 Omnibus Incentive Plan	S-8	333-255690	10.5	04/30/2021

10.13.1**	Amendment to RigNet, Inc. 2019 Omnibus Incentive Plan	S-8	333-255690	10.6	04/30/2021

10.14**	Restricted Stock Unit Award Agreement, by and between RigNet, Inc. and Errol Olivier, effective as of January 8, 2020	S-8	333-255690	10.8	04/30/2021

10.15	Credit Agreement dated as of November 26, 2013, by and among ViaSat, Inc., Union Bank, N.A. (as agent) and the other lenders party thereto	8-K	000-21767	10.1	11/26/2013

10.15.1	First Amendment to Credit Agreement and Other Loan Documents dated as of March 12, 2015, by and among ViaSat, Inc., Union Bank, N.A. (as agent) and the other lenders party thereto	8-K	000-21767	10.2	03/13/2015

10.15.2	Second Amendment to Credit Agreement and Other Loan Documents dated as of May 24, 2016, by and among Viasat, Inc., MUFG Union Bank, N.A. (as agent) and the other lenders party thereto	8-K	000-21767	10.1	05/24/2016

10.15.3	Third Amendment to Credit Agreement dated as of May 24, 2018 by and among Viasat, Inc., MUFG Union Bank, N.A. (as agent) and the other lenders party thereto	10-K	000-21767	10.10.3	05/30/2018

10.15.4	Fourth Amendment to Credit Agreement dated as of January 18, 2019, by and among Viasat, Inc., MUFG Union Bank, N.A. (as administrative agent and collateral agent) and the other lenders party thereto	8-K	000-21767	10.1	01/22/2019

10.15.5	Fifth Amendment to Credit Agreement, dated as of November 23, 2021, by and among Viasat, Inc., MUFG Union Bank, N.A. (as administrative agent and collateral agent), and the other lenders party thereto	8-K	000-21767	10.1	11/30/2021

10.15.6	Sixth Amendment to Credit Agreement, dated as of March 4, 2022, by and among Viasat, Inc., MUFG Union Bank, N.A. (as administrative agent and collateral agent), and the other lenders party thereto	8-K	000-21767	10.2	03/04/2022

10.16	Credit Agreement dated as of March 12, 2015, by and among ViaSat Technologies Limited, ViaSat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im facility agent) and the Export-Import Bank of the United States	8-K	000-21767	10.1	03/13/2015

10.16.1	First Amendment to Credit Agreement, dated as of June 12, 2015, by and among ViaSat Technologies Limited, ViaSat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im Facility Agent) and the Export-Import Bank of the United States	10-Q	000-21767	10.1	08/10/2015

10.16.2	Second Amendment Agreement, dated as of March 23, 2016, by and among ViaSat Technologies Limited, ViaSat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im Facility Agent) and the Export-Import Bank of the United States	8-K	000-21767	10.1	03/24/2016

10.16.3	Third Amendment Agreement, dated as of October 11, 2016, by and among ViaSat Technologies Limited, ViaSat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im Facility Agent) and the Export-Import Bank of the United States	8-K	000-21767	10.1	10/12/2016

10.16.4	Fourth Amendment to Credit Agreement, dated as of July 17, 2018, by and among Viasat Technologies Limited, Viasat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im Facility Agent) and the Export-Import Bank of the United States	8-K	000-21767	10.1	07/23/2018

10.16.5	Fifth Amendment Agreement, dated as of February 28, 2019, by and among Viasat Technologies Limited, Viasat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im Facility Agent) and the Export-Import Bank of the United States	8-K	000-21767	10.1	02/28/2019

10.16.6	Sixth Amendment to Credit Agreement, dated as of August 3, 2022, among Viasat Technologies Limited, Viasat, Inc., JP Morgan Chase Bank, National Association, and the Export-Import Bank of the United States	10-Q	000-21767	10.2	08/09/2022

10.17	Credit Agreement, dated as of March 4, 2022, by and among Viasat, Inc., Bank of America, N.A. (as administrative agent and collateral agent), and the other lenders party thereto	8-K	000-21767	10.1	03/04/2022

21.1	Subsidiaries					X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see signature page)					X

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer					X

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

* Certain schedules to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2) or 601(a)(5) (as applicable). Viasat agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request; provided, however, that Viasat may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

** Indicates management contract, compensatory plan or arrangement.

(p)
Filed in paper.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.

By:	/s/ MARK DANKBERG
Chairman of the Board and Chief Executive Officer

Date: May 22, 2023

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

Signature	Title	Date

/s/ MARK DANKBERG	Chairman of the Board and Chief Executive Officer	May 22, 2023
Mark Dankberg	(Principal Executive Officer)

/s/ SHAWN DUFFY	Senior Vice President and	May 22, 2023
Shawn Duffy	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ RICHARD BALDRIDGE	Vice Chairman	May 22, 2023
Richard Baldridge

/s/ JAMES BRIDENSTINE	Director	May 22, 2023
James Bridenstine

/s/ ROBERT JOHNSON	Director	May 22, 2023
Robert Johnson

/s/ SEAN PAK	Director	May 22, 2023
Sean Pak

/s/ VARSHA RAO	Director	May 22, 2023
Varsha Rao

/s/ JOHN STENBIT	Director	May 22, 2023
John Stenbit

/s/ THERESA WISE	Director	May 22, 2023
Theresa Wise

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Viasat, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Viasat, Inc. and its subsidiaries (the “Company”) as of March 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income (loss), of equity, and of cash flows for each of the three years in the period ended March 31, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Estimated Costs at Completion

As described in Note 1 to the consolidated financial statements, the vast majority of the Company’s revenues from long-term contracts to develop and deliver complex equipment built to customer specifications are derived from contracts with the U.S. government. A portion of the Company’s total revenues of $2.6 billion for the year ended March 31, 2023 are from long-term contracts. Performance obligations related to developing and delivering complex equipment built to customer specifications under long-term contracts are recognized over time as these performance obligations do not create assets with an alternative use to the Company and the Company has an enforceable right to payment for performance to date. To measure the transfer of control, revenue is recognized based on the extent of progress towards completion of the performance obligation. The Company generally uses the cost-to-cost measure of progress for its contracts because that best depicts the transfer of control to the customer which occurs as the Company incurs costs on its contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Estimating the total costs at completion of a performance obligation requires management to make estimates related to items such as subcontractor performance, material costs and availability, labor costs and productivity, and the costs of overhead.

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

/s/ PricewaterhouseCoopers LLP

San Diego, California

May 22, 2023

We have served as the Company’s auditor since 1992.

VIASAT, INC.

CONSOLIDATED BALANCE SHEETS

	As of March 31, 2023	As of March 31, 2022
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,348,854	$310,459
Restricted cash	30,532	—
Accounts receivable, net	419,934	312,172
Inventories	268,563	197,864
Prepaid expenses and other current assets	176,629	141,386
Current assets of discontinued operations	—	197,591
Total current assets	2,244,512	1,159,472

Property, equipment and satellites, net	4,378,283	3,704,991
Operating lease right-of-use assets	281,757	343,339
Other acquired intangible assets, net	201,205	236,043
Goodwill	158,542	168,710
Other assets	466,038	699,280
Non-current assets of discontinued operations	—	77,511
Total assets	$7,730,337	$6,389,346

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$271,548	$200,673
Accrued and other liabilities	647,232	482,564
Current portion of long-term debt	37,939	34,911
Current liabilities of discontinued operations	—	52,273
Total current liabilities	956,719	770,421

Senior notes	1,689,186	1,686,225
Other long-term debt	732,315	764,991
Non-current operating lease liabilities	273,006	316,178
Other liabilities	218,542	153,156
Non-current liabilities of discontinued operations	—	15,781
Total liabilities	3,869,768	3,706,752
Commitments and contingencies (Notes 13 and 14)
Equity:
Viasat, Inc. stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2023 and 2022, respectively	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 76,912,016 and 74,428,816 shares outstanding at March 31, 2023 and 2022, respectively	8	7
Paid-in capital	2,540,679	2,421,950
Retained earnings	1,318,336	233,530
Accumulated other comprehensive income (loss)	(34,713)	(21,621)
Total Viasat, Inc. stockholders’ equity	3,824,310	2,633,866
Noncontrolling interest in subsidiary	36,259	48,728
Total equity	3,860,569	2,682,594
Total liabilities and equity	$7,730,337	$6,389,346

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Fiscal Years Ended
	March 31, 2023	March 31, 2022	March 31, 2021
	(In thousands, except per share data)
Revenues:
Product revenues	$954,126	$860,726	$739,373
Service revenues	1,602,032	1,556,453	1,181,505
Total revenues	2,556,158	2,417,179	1,920,878
Operating expenses:
Cost of product revenues	736,446	699,549	584,151
Cost of service revenues	1,098,308	1,011,726	771,538
Selling, general and administrative	718,626	640,842	497,159
Independent research and development	128,923	149,474	108,501
Amortization of acquired intangible assets	29,811	28,729	5,482
Income (loss) from operations	(155,956)	(113,141)	(45,953)
Other income (expense):
Interest income	19,512	504	440
Interest expense	(26,809)	(29,391)	(32,687)
Other income, net	1,098	4,118	—
Income (loss) from continuing operations before income taxes	(162,155)	(137,910)	(78,200)
(Provision for) benefit from income taxes from continuing operations	(49,418)	36,517	11,194
Equity in income (loss) of unconsolidated affiliate, net	(66)	(281)	556
Net income (loss) from continuing operations	(211,639)	(101,674)	(66,450)
Net income (loss) from discontinued operations, net of tax	1,302,387	99,191	83,551
Net income (loss)	1,090,748	(2,483)	17,101
Less: net income (loss) attributable to noncontrolling interest, net of tax	5,942	13,051	13,410
Net income (loss) attributable to Viasat, Inc.	$1,084,806	$(15,534)	$3,691
Income (loss) per share attributable to Viasat, Inc. common stockholders - basic:
Continuing operations	$(2.87)	$(1.56)	$(1.20)
Discontinued operations	17.16	1.35	1.26
Income (loss)	$14.29	$(0.21)	$0.06
Income (loss) per share attributable to Viasat, Inc. common stockholders - diluted:
Continuing operations	$(2.87)	$(1.56)	$(1.20)
Discontinued operations	17.16	1.35	1.26
Income (loss)	$14.29	$(0.21)	$0.06
Shares used in computing basic net income (loss) per share	75,915	73,397	66,444
Shares used in computing diluted net income (loss) per share	75,915	73,397	66,444
Comprehensive income (loss):
Net income (loss)	$1,090,748	$(2,483)	$17,101
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	(13,092)	(31,424)	15,851
Other comprehensive income (loss), net of tax	(13,092)	(31,424)	15,851
Comprehensive income (loss)	1,077,656	(33,907)	32,952
Less: comprehensive income (loss) attributable to noncontrolling interest, net of tax	5,942	13,051	13,410
Comprehensive income (loss) attributable to Viasat, Inc.	$1,071,714	$(46,958)	$19,542

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	March 31, 2023	March 31, 2022	March 31, 2021
Cash Flows from Continuing and Discontinued Operations	(In thousands)
Cash flows from operating activities:
Net income (loss)	$1,090,748	$(2,483)	$17,101
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	409,564	407,376	330,861
Amortization of intangible assets	90,813	88,071	66,241
Stock-based compensation expense	84,459	86,808	84,879
Loss on disposition of fixed assets	45,892	46,793	39,442
Gain on disposition of business prior to costs to sell	(1,702,686)	—	—
Deferred income taxes and other non-cash adjustments	380,672	(11,772)	7,773
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(128,149)	(60,488)	84,411
Inventories	(73,135)	(2,300)	(42,460)
Other assets	1,125	26,854	36,431
Accounts payable	35,514	25,444	(24,363)
Accrued liabilities	184,257	(48,827)	154,898
Other liabilities	(51,213)	(49,835)	(27,999)
Net cash provided by (used in) operating activities	367,861	505,641	727,215
Cash flows from investing activities:
Purchase of property, equipment and satellites	(1,076,968)	(938,280)	(827,241)
Cash paid for patents, licenses and other assets	(87,349)	(52,030)	(58,030)
Proceeds from sale of business	1,932,354	—	—
Payments related to acquisition of businesses, net of cash acquired	—	(139,533)	—
Net cash provided by (used in) investing activities	768,037	(1,129,843)	(885,271)
Cash flows from financing activities:
Proceeds from debt borrowings	540,000	1,266,000	400,000
Payments on debt borrowings	(576,474)	(610,401)	(420,552)
Payments of debt issuance costs	(1,511)	(6,261)	(5,060)
Repurchase of shares by majority-owned subsidiary	(30,000)	—	—
Proceeds from issuance of common stock under equity plans	21,686	20,549	19,101
Purchase of common stock in treasury (immediately retired) related to tax withholdings for stock-based compensation	(16,493)	(22,969)	(13,676)
Proceeds from common stock issued in private placement, net of issuance costs	—	—	174,749
Other financing activities	(3,336)	(3,288)	(4,871)
Net cash provided by (used in) financing activities	(66,128)	643,630	149,691
Effect of exchange rate changes on cash	(843)	(4,918)	5
Net increase (decrease) in cash and cash equivalents and restricted cash	1,068,927	14,510	(8,360)
Cash and cash equivalents and restricted cash at beginning of fiscal year	310,459	295,949	304,309
Cash and cash equivalents and restricted cash at end of fiscal year	$1,379,386	$310,459	$295,949
Supplemental information:
Cash paid for interest (net of amounts capitalized)	$11,000	$14,627	$23,526
Cash paid for income taxes, net	$16,491	$17,144	$6,670
Non-cash investing and financing activities:
Capital expenditures not paid for during the period	$72,630	$67,931	$32,616
Issuance of common stock in satisfaction of certain accrued employee compensation liabilities	$27,619	$24,488	$25,406
Issuance of common stock in connection with acquisition	$—	$207,169	$—

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Viasat, Inc. Stockholders
	Common Stock
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total
	(In thousands, except share data)
Balance at March 31, 2020	62,147,140	$6	$1,788,456	$245,373	$(6,048)	$22,355	$2,050,142
Issuance of stock under Employee Stock Purchase Plan	638,792	—	19,101	—	—	—	19,101
Common stock issued in private placement, net of issuance costs	4,474,559	1	174,748	—	—	—	174,749
Stock-based compensation	—	—	98,560	—	—	—	98,560
Shares issued in settlement of certain accrued employee compensation liabilities	580,846	—	25,406	—	—	—	25,406
RSU awards vesting, net of shares withheld for taxes which have been retired	687,796	—	(13,676)	—	—	—	(13,676)
Net income (loss)	—	—	—	3,691	—	13,410	17,101
Other comprehensive income (loss), net of tax	—	—	—	—	15,851	—	15,851
Balance at March 31, 2021	68,529,133	$7	$2,092,595	$249,064	$9,803	$35,765	$2,387,234
Exercise of stock options	27,107	—	1,526	—	—	—	1,526
Issuance of stock under Employee Stock Purchase Plan	586,203	—	19,023	—	—	—	19,023
Stock-based compensation	—	—	100,118	—	—	—	100,118
Shares issued in settlement of certain accrued employee compensation liabilities	457,130	—	24,488	—	—	—	24,488
RSU awards vesting, net of shares withheld for taxes which have been retired	829,054	—	(22,969)	—	—	—	(22,969)
Shares issued in connection with acquisition of business	4,000,189	—	207,169	—	—	—	207,169
Other	—	—	—	—	—	(88)	(88)
Net income (loss)	—	—	—	(15,534)	—	13,051	(2,483)
Other comprehensive income (loss), net of tax	—	—	—	—	(31,424)	—	(31,424)
Balance at March 31, 2022	74,428,816	$7	$2,421,950	$233,530	$(21,621)	$48,728	$2,682,594
Issuance of stock under Employee Stock Purchase Plan	873,739	—	21,686	—	—	—	21,686
Stock-based compensation	—	—	97,701	—	—	—	97,701
Shares issued in settlement of certain accrued employee compensation liabilities	719,989	1	27,618	—	—	—	27,619
RSU awards vesting, net of shares withheld for taxes which have been retired	889,472	—	(16,493)	—	—	—	(16,493)
Other noncontrolling interest activity	—	—	(11,783)			(18,411)	(30,194)
Net income (loss)	—	—	—	1,084,806	—	5,942	1,090,748
Other comprehensive income (loss), net of tax	—	—	—	—	(13,092)	—	(13,092)
Balance at March 31, 2023	76,912,016	$8	$2,540,679	$1,318,336	$(34,713)	$36,259	$3,860,569

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

Principles of consolidation

The Company’s consolidated financial statements include the assets, liabilities and results of operations of Viasat, its wholly owned subsidiaries and its majority-owned subsidiary, TrellisWare Technologies, Inc. (TrellisWare). During the first quarter of fiscal year 2022, the Company completed the acquisitions of the remaining 51% interest in Euro Broadband Infrastructure Sàrl (EBI) and RigNet, Inc. (RigNet) (see Note 5 — Acquisitions for more information). The acquisitions were accounted for as purchases and accordingly, the consolidated financial statements include the operating results of EBI and RigNet from the dates of acquisition.

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

Discontinued Operations

On October 1, 2022, the Company entered into an Asset Purchase Agreement to sell certain assets and assign certain liabilities comprising the Company’s Link-16 Tactical Data Links business (the Link-16 TDL Business), part of the Company’s government systems segment, to L3Harris Technologies, Inc. (L3Harris) in exchange for approximately $1.96 billion in cash, subject to adjustments (the Link-16 TDL Sale). In accordance with the authoritative guidance for discontinued operations (Accounting Standards Codification (ASC) 205-20), the Company determined that the Link-16 TDL Business met held-for sale and discontinued operations accounting criteria at the end of the second quarter of fiscal year 2023. Accordingly, the Company classified the results of the Link-16 TDL Business as discontinued operations in its consolidated statements of operations for all periods presented. Additionally, the related assets and liabilities associated with the Link-16 TDL Business were classified as held for sale and discontinued operations in the consolidated balance sheet as of March 31, 2022. On January 3, 2023, the Company completed the Link-16 TDL Sale. See Note 4 — Discontinued Operations for additional information.

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

Cash equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase, with a significant portion held in U.S. government-backed qualified money-market securities.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted cash

Restricted cash relates to deposits required by certain counterparties as collateral pursuant to outstanding letters of credit. Restricted cash as of March 31, 2023 was $30.5 million.

In accordance with the authoritative guidance for the statement of cash flows (ASU 230), the following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that total to the amounts shown in the consolidated statements of cash flows.

	As of March 31, 2023	As of March 31, 2022
	(In thousands)
Cash and cash equivalents	$1,348,854	$310,459
Restricted cash	30,532	—
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows	$1,379,386	$310,459

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

Revenues from the U.S. Government as an individual customer comprised approximately 17%, 18% and 21% of total revenues for fiscal years 2023, 2022 and 2021, respectively. Billed accounts receivable to the U.S. Government as of March 31, 2023 and 2022 were approximately 21% and 16%, respectively, of total billed receivables. In addition, none of the Company’s commercial customers comprised 10% or more of total revenues for fiscal years 2023, 2022 and 2021. The Company's five largest contracts generated approximately 17%, 17% and 13% of the Company’s total revenues for the fiscal years ended March 31, 2023, 2022 and 2021, respectively.

The Company relies on a limited number of contract manufacturers to produce its products.

Inventory

Inventory is valued at the lower of cost and net realizable value, cost being determined by the weighted average cost method.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Property, equipment and satellites

Satellites and other property and equipment, including internally developed software, are recorded at cost or, in the case of certain satellites and other property acquired, the fair value at the date of acquisition, net of accumulated depreciation. Capitalized satellite costs consist primarily of the costs of satellite construction and launch, including launch insurance and insurance during the period of in-orbit testing, the net present value of performance incentives expected to be payable to satellite manufacturers (dependent on the continued satisfactory performance of the satellites), costs directly associated with the monitoring and support of satellite construction, and interest costs incurred during the period of satellite construction. The Company also constructs earth stations, network operations systems and other assets to support its satellites, and those construction costs, including interest, are capitalized as incurred. At the time satellites are placed in commercial service, the Company estimates the useful life of its satellites for depreciation purposes based upon an analysis of each satellite’s performance against the original manufacturer’s orbital design life, estimated fuel levels and related consumption rates, as well as historical satellite operating trends. The Company periodically reviews the remaining estimated useful life of its satellites to determine if revisions to estimated useful lives are necessary. Costs incurred for additions to property, equipment and satellites, together with major renewals and betterments, are capitalized and depreciated over the remaining life of the underlying asset. Costs incurred for maintenance, repairs and minor renewals and betterments are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized in operations, which for the periods presented, primarily related to losses incurred for unreturned customer premise equipment (CPE). The Company computes depreciation using the straight-line method over the estimated useful lives of the assets ranging from two to 38 years. Leasehold improvements are capitalized and amortized using the straight-line method over the shorter of the lease term or the life of the improvement.

Costs related to internally developed software for internal uses are capitalized after the preliminary project stage is complete and are amortized over the estimated useful lives of the assets, which are approximately three to seven years. Capitalized costs for internal-use software are included in property, equipment and satellites, net in the Company’s consolidated balance sheets.

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (ASC 835-20). With respect to the construction of satellites, gateway and networking equipment and other assets under construction, the Company capitalized $159.7 million, $102.1 million and $81.0 million of interest expense for the fiscal years ended March 31, 2023, 2022 and 2021, respectively.

The Company owns four satellites in commercial service — three over North America (ViaSat-2, ViaSat-1 and WildBlue-1) and the KA-SAT satellite over Europe, Middle East, and Africa (EMEA). In addition, the Company has lifetime leases of Ka-band capacity on two satellites. The Company successfully launched the first of its third-generation ViaSat-3 class satellites, ViaSat-3 Americas, into orbit on April 30, 2023 (which satellite is currently being prepared for commercial service) and is planning to launch two additional third-generation ViaSat-3 class satellites currently under construction to complete its global constellation. In addition, the Company owns related earth stations and networking equipment for all of its satellites. The Company procures indoor and outdoor CPE units leased to subscribers under a retail leasing program as part of the Company’s satellite services segment, which are reflected in investing activities and property, equipment and satellites, net in the accompanying consolidated financial statements. The Company depreciates the satellites, earth stations and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites, net, as of March 31, 2023 were $395.4 million and $213.6 million, respectively. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites, net, as of March 31, 2022 were $395.5 million and $210.6 million, respectively.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Occasionally, the Company may enter into finance lease arrangements for various machinery, equipment, computer-related equipment, software, furniture, fixtures, or satellites. The Company records amortization of assets leased under finance lease arrangements within depreciation expense (see Note 1 — The Company and a Summary of Its Significant Accounting Policies – Leases and Note 7 — Leases for more information).

Cloud computing arrangements

The Company enters into certain cloud-based software hosting arrangements that are accounted for as service contracts. Costs incurred for these arrangements are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and postimplementation activities. The Company amortizes the capitalized development costs straight-line over the fixed, non-cancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. The capitalized costs are included in other current assets within the prepaid expenses and other current assets caption, and other assets (long-term) on the Company's consolidated balance sheets.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs of $3.7 million and $3.5 million related to patents were included in other assets as of March 31, 2023 and 2022, respectively. The Company capitalized costs of $77.0 million and $64.1 million related to acquiring and obtaining orbital slots and other licenses included in other assets as of March 31, 2023 and 2022, respectively. Accumulated amortization related to these assets was $6.8 million and $5.4 million as of March 31, 2023 and 2022, respectively. Amortization expense related to these assets was $1.5 million and $1.1 million for the fiscal years ended March 31, 2023 and 2022, respectively, and an insignificant amount for the fiscal year ended March 31, 2021. If a patent, orbital slot or other license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During fiscal years 2023, 2022 and 2021, the Company did not write off any significant costs due to abandonment or impairment.

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense using the effective interest rate method, or, when the results are not materially different, on a straight-line basis over the expected term of the related debt. No, $7.8 million and $5.1 million of debt issuance costs were capitalized during fiscal years 2023, 2022 and 2021, respectively. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in loss on extinguishment of debt in the consolidated statements of operations and comprehensive income (loss). Debt issuance costs related to the Company's revolving credit facility (the Revolving Credit Facility) are recorded in other long-term assets in the consolidated balance sheets in accordance with the authoritative guidance for imputation of interest (ASC 835-30). Debt issuance costs related to the Company’s $700.0 million senior secured term loan facility (the Term Loan Facility), 5.625% Senior Notes due 2025 (the 2025 Notes), the Company’s 5.625% Senior Secured Notes due 2027 (the 2027 Notes), the Company’s 6.500% Senior Notes due 2028 (the 2028 Notes and, together with the 2025 Notes and the 2027 Notes, the Notes) and the Ex-Im Credit Facility are recorded as a direct deduction from the carrying amount of the related debt, consistent with debt discounts, in accordance with the authoritative guidance for imputation of interest (ASC 835-30).

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Software development

Costs of developing software for sale are charged to independent research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. Capitalized costs, net, of $222.2 million and $217.2 million related to software developed for resale were included in other assets as of March 31, 2023 and 2022, respectively. The Company capitalized $59.4 million and $42.7 million of costs related to software developed for resale for the fiscal years ended March 31, 2023 and 2022, respectively. Amortization expense for capitalized software development costs was $54.4 million, $56.5 million and $56.2 million during fiscal years 2023, 2022 and 2021, respectively.

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), the Company assesses potential impairments to long-lived assets, including property, equipment and satellites, and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by the Company for fiscal years 2023, 2022 and 2021 other than the impairment of certain right-of-use assets in the fourth quarter of fiscal year 2023. See Note 7 — Leases for additional information.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company accounts for its goodwill under the authoritative guidance for goodwill and other intangible assets (ASC 350) and the provisions of ASU 2017-04, Simplifying the Test for Goodwill Impairment. In accordance with the current authoritative guidance, the Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If, after completing the qualitative assessment, the Company determines that it is more likely than not that the estimated fair value is greater than the carrying value, the Company concludes that no impairment exists. Alternatively, if the Company determines in the qualitative assessment that it is more likely than not that the fair value is less than its carrying value, then the Company performs a quantitative goodwill impairment test to identify both the existence of an impairment and the amount of impairment loss, by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than the carrying value, then a goodwill impairment charge will be recognized in the amount by which the carrying amount exceeds the fair value, limited to the total amount of goodwill allocated to that reporting unit. The Company tests goodwill for impairment during the fourth quarter every fiscal year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.

In accordance with ASC 350, the Company assesses qualitative factors to determine whether goodwill is impaired. The qualitative analysis includes assessing the impact of changes in certain factors including: (1) changes in forecasted operating results and comparing actual results to projections, (2) changes in the industry or its competitive environment since the acquisition date, (3) changes in the overall economy, its market share and market interest rates since the acquisition date, (4) trends in the stock price and related market capitalization and enterprise values, (5) trends in peer companies' total enterprise value metrics, and (6) additional factors such as management turnover, changes in regulation and changes in litigation matters.

Furthermore, in addition to qualitative analysis, the Company believes it is appropriate to conduct a quantitative analysis periodically as a prudent review of its reporting unit goodwill fair values. The Company's quantitative analysis estimates the fair values of the reporting units using discounted cash flows and other indicators of fair value. The forecast of future cash flow is based on the Company's best estimate of each reporting unit’s future revenue and operating costs, based primarily on existing firm orders, expected future orders, contracts with suppliers, labor resources, general market conditions, and other relevant factors. Based on a quantitative analysis for fiscal year 2023, the Company concluded that estimated fair values of its reporting units significantly exceed their respective carrying values.

Based on the Company’s qualitative and quantitative assessment performed during the fourth quarter of fiscal year 2023, the Company concluded that it was more likely than not that the estimated fair value of the Company’s reporting units exceeded their carrying values as of March 31, 2023. No impairments were recorded by the Company related to goodwill and other intangible assets for fiscal years 2023, 2022 and 2021.

Warranty reserves

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when the Company ships the products or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within 12 months are classified as accrued liabilities and amounts expected to be incurred beyond 12 months are classified as other liabilities in the consolidated financial statements. For mature products, the Company estimates the warranty costs based on historical experience with the particular product. For newer products that do not have a history of warranty costs, the Company bases its estimates on its experience with the technology involved and the types of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience, and in that case, the Company will make future adjustments to the recorded warranty obligation (see Note 15 — Product Warranty).

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Self-insurance liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company has recorded self-insurance liability for its plans of $7.9 million and $5.8 million as of March 31, 2023 and 2022, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued and other liabilities in accordance with the estimated timing of the projected payments.

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At March 31, 2023 and 2022, no such amounts were accrued related to the aforementioned provisions.

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

The following table summarizes the effect of the change in the Company's percentage ownership interest in TrellisWare on the Company's equity for the fiscal years ended March 31, 2023, 2022 and 2021:

	Fiscal Years Ended
	March 31, 2023	March 31, 2022	March 31, 2021
	(In thousands)
Net income (loss) attributable to Viasat, Inc.	$1,084,806	$(15,534)	$3,691
Transfers to noncontrolling interest	(11,783)	—	—
Change from net income (loss) attributable to Viasat, Inc. and transfers from (to) noncontrolling interest	$1,073,023	$(15,534)	$3,691

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Common stock held in treasury

As of March 31, 2023 and 2022, the Company had no shares of common stock held in treasury.

During fiscal years 2023, 2022 and 2021, the Company issued 1,376,583, 1,274,311 and 1,064,680 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, the Company repurchased 487,111, 445,257 and 376,884 shares of common stock at cost and with a total value of $16.5 million, $23.0 million and $13.7 million during fiscal years 2023, 2022 and 2021, respectively. Although shares withheld for employee withholding taxes are technically not issued, they are treated as common stock repurchases for accounting purposes (with such shares deemed to be repurchased and then immediately retired), as they reduce the number of shares that otherwise would have been issued upon vesting of the restricted stock units. These retired shares remain as authorized stock and are considered to be unissued. The retirement of treasury stock had no impact on the Company’s total consolidated stockholders’ equity.

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

Other comprehensive loss related to the effects of foreign currency translation adjustments attributable to Viasat, Inc. during fiscal year 2023 was $13.1 million, net of an insignificant amount of tax. Other comprehensive loss related to the effects of foreign currency translation adjustments attributable to Viasat, Inc. during fiscal year 2022 was $37.3 million, or $31.4 million net of tax. Other comprehensive income related to the effects of foreign currency translation adjustments attributed to Viasat, Inc. during fiscal year 2021 was $20.4 million, or $15.9 million net of tax.

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

Furthermore, from time to time, the Company participates in U.S. federal and state programs under which the government funds part of the costs of providing services in targeted locations such as unserved or under-served high cost or rural areas, or for certain types of customers. The Company accounts for funds received from the government by analogy to International Accounting Standards (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance, and recognizes funds received in the consolidated statement of operations and comprehensive income (loss) when there is reasonable assurance that it will comply with the conditions associated with the grant and the grant will be received. Recognition occurs on a systematic basis over the periods in which the entity recognizes as expenses the related costs for which the grant is intended to compensate. During the year ended March 31, 2023, the amounts recorded in the Company’s consolidated financial statements related to these types of arrangements were not material.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Contract costs on U.S. Government contracts are subject to audit and review by the Defense Contracting Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. Government agencies, as well as negotiations with U.S. Government representatives. As of March 31, 2023, the DCAA had completed its incurred cost audit for fiscal years 2004, 2016, 2019, 2020 and 2021. The DCMA approved the Company’s incurred costs for those fiscal years, with the exception of 2021, which is pending. The DCMA also approved the Company’s incurred costs for fiscal years 2005 through 2015, 2017, 2018 and 2022 without further audit based on the determination of low risk. Although the Company has recorded contract revenues subsequent to fiscal year 2020 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. The Company had $12.9 million and $12.1 million as of March 31, 2023 and March 31, 2022, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. Government cost reimbursable contracts (see Note 14 — Contingencies for more information).

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Transaction price allocated to remaining performance obligations

The Company’s remaining performance obligations represent the transaction price of firm contracts and orders for which work has not been performed. The Company includes in its remaining performance obligations only those contracts and orders for which it has accepted purchase orders. Remaining performance obligations associated with the Company’s subscribers for fixed consumer and business broadband services in its satellite services segment exclude month-to-month service contracts in accordance with a practical expedient and are estimated using a portfolio approach in which the Company reviews all relevant promotional activities and calculates the remaining performance obligation using the average service component for the portfolio and the average time remaining under the contract. The Company’s future recurring in-flight connectivity service contracts in its satellite services segment do not have minimum service purchase requirements and therefore are not included in the Company’s remaining performance obligations. As of March 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.7 billion, of which the Company expects to recognize a little over half over the next 12 months, with the balance recognized thereafter.

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

The following sets forth disaggregated reported revenue by segment and product and services for the fiscal years ended March 31, 2023, 2022 and 2021 (as noted above, revenue information excludes revenues from the Link-16 TDL Business, which have been classified as discontinued operations):

	Fiscal Year Ended March 31, 2023
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$530,374	$423,752	$954,126
Service revenues	1,210,733	82,273	309,026	1,602,032
Total revenues	$1,210,733	$612,647	$732,778	$2,556,158

	Fiscal Year Ended March 31, 2022
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$443,435	$417,291	$860,726
Service revenues	1,188,816	68,664	298,973	1,556,453
Total revenues	$1,188,816	$512,099	$716,264	$2,417,179

	Fiscal Year Ended March 31, 2021
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$268,830	$470,543	$739,373
Service revenues	868,943	52,026	260,536	1,181,505
Total revenues	$868,943	$320,856	$731,079	$1,920,878

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenues from the U.S. Government as an individual customer comprised approximately 17%, 18% and 21% of total revenues for the fiscal years ended March 31, 2023, 2022 and 2021, respectively, mainly reported within the government systems segment. Revenues from the Company’s other customers, mainly reported within the commercial networks and satellite services segments, comprised approximately 83%, 82% and 79% of total revenues for the fiscal years ended March 31, 2023, 2022 and 2021, respectively.

The Company’s satellite services segment revenues are primarily derived from the Company’s fixed broadband services, in-flight services and energy services (acquired through the RigNet acquisition).

Revenues in the Company’s commercial networks and government systems segments are primarily derived from three types of contracts: fixed-price, cost-reimbursement and time-and-materials contracts. Fixed-price contracts (which require the Company to provide products and services under a contract at a specified price) comprised approximately 88%, 91% and 88% of the Company’s total revenues for these segments for the fiscal years ended March 31, 2023, 2022 and 2021, respectively. The remainder of the Company’s revenues in these segments for such periods was derived primarily from cost-reimbursement contracts (under which the Company is reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (under which the Company is reimbursed for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

Historically, a significant portion of the Company’s revenues in its commercial networks and government systems segments has been derived from customer contracts that include the development of products. The development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for the Company’s funded development from its customer contracts were approximately 16%, 18% and 18% of its total revenues for the fiscal years ended March 31, 2023, 2022 and 2021, respectively.

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

The following table presents contract assets and liabilities as of March 31, 2023 and March 31, 2022:

	As of March 31, 2023	As of March 31, 2022
	(In thousands)
Unbilled accounts receivable	$104,889	$85,383
Collections in excess of revenues and deferred revenues	132,187	131,623
Deferred revenues, long-term portion	84,747	88,983

Unbilled accounts receivable increased $19.5 million during fiscal year 2023, primarily driven by revenue recognized in the Company’s commercial networks segment in excess of billings.

Collections in excess of revenues and deferred revenues increased an insignificant amount during fiscal year 2023, primarily driven by advances on goods or services received in excess of revenue recognized mainly in the Company's government systems segment.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the fiscal year ended March 31, 2023, the Company recognized revenue of $115.1 million that was previously included in the Company’s collections in excess of revenues and deferred revenues at March 31, 2022. During the fiscal year ended March 31, 2022, the Company recognized revenue of $171.9 million that was previously included in the Company’s collections in excess of revenues and deferred revenues at March 31, 2021.

Other assets and deferred costs – contracts with customers

Per ASC 340-40, Other Assets and Deferred Costs – Contracts with Customers, the Company recognizes an asset from the incremental costs of obtaining a contract with a customer if the Company expects to recover those costs. The incremental costs of obtaining a contract are those costs that the Company incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained. ASC 340-40 also requires the recognition of an asset from the costs incurred to fulfill a contract when (1) the costs relate directly to a contract or to an anticipated contract that the Company can specifically identify, (2) the costs generate or enhance resources of the Company that will be used in satisfying (or in continuing to satisfy) performance obligations in the future, and (3) the costs are expected to be recovered. Adoption of the standard has resulted in the recognition of an asset related to commission costs incurred primarily in the Company’s satellite services segment, and recognition of an asset related to costs incurred to fulfill contracts. Costs to acquire customer contracts are amortized over the estimated customer contract life. Costs to fulfill customer contracts are amortized in proportion to the revenue to which the costs relate. For contracts with an estimated amortization period of less than one year, the Company elected the practical expedient and expenses incremental costs immediately. The Company’s deferred customer contract acquisition costs and costs to fulfill contract balances were $31.5 million and $50.0 million, respectively as of March 31, 2023. Of the Company’s total deferred customer contract acquisition costs and costs to fulfill contracts, $19.8 million was included in other current assets within the prepaid expenses and other current assets caption on the Company’s consolidated balance sheet and $61.7 million was included in other assets on the Company’s consolidated balance sheet as of March 31, 2023. The Company’s deferred customer contract acquisition costs and costs to fulfill contract balances were $49.1 million and $35.0 million, respectively, as of March 31, 2022. Of the Company’s total deferred customer contract acquisition costs and costs to fulfill contracts, $24.0 million was included in other current assets within the prepaid expenses and other current assets caption on the Company’s consolidated balance sheet and $60.1 million was included in other assets on the Company’s consolidated balance sheet as of March 31, 2022. For total deferred customer contract acquisition costs and contract fulfillment costs, the Company’s amortization and reduction of carrying value associated with contract termination was $48.2 million, $56.5 million and $50.1 million for the fiscal years ended March 31, 2023, 2022 and 2021, respectively.

Advertising costs

In accordance with the authoritative guidance for advertising costs (ASC 720-35), advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising expenses for fiscal years 2023, 2022 and 2021 were $22.8 million, $23.1 million and $12.0 million, respectively.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Segment reporting

The Company’s reporting segments (satellite services, commercial networks and government systems) are primarily distinguished by the type of customer and the related contractual requirements. The Company’s satellite services segment provides satellite-based broadband and related services to residential customers, Prepaid Internet users, enterprises, commercial airlines and other mobile broadband customers. The Company’s commercial networks segment develops and offers advanced satellite and wireless broadband platforms, ground networking equipment, radio frequency and advanced microwave solutions, Application-Specific Integrated Circuit (ASIC) chip design, satellite payload development and space-to-earth connectivity systems, some of which are ultimately used by the Company’s satellite services segment. The Company’s government systems segment provides global mobile broadband services to military and government users and develops and offers network-centric, internet protocol (IP)-based fixed and mobile secure communications products and solutions. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the satellite services and commercial networks segments. The Company’s segments are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Recent authoritative guidance

In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-06, Debt – Debt with Conversion and Other Options (ASC 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 simplifies the accounting for convertible instruments by removing the beneficial conversion and cash conversion accounting models for convertible instruments and removes certain settlement conditions that are required for contracts to qualify for equity classification. This new standard also simplifies the diluted earnings per share calculations by requiring that an entity use the if-converted method for convertible instruments and requires that the effect of potential share settlement be included in diluted earnings per share calculations when an instrument may be settled in cash or shares. The new standard requires entities to provide expanded disclosures about the terms and features of convertible instruments, how the instruments have been reported in the entity’s financial statements, and information about events, conditions, and circumstances that can affect how to assess the amount or timing of an entity’s future cash flows related to those instruments. The Company adopted the new guidance in the first quarter of fiscal year 2023 and the guidance did not have a material impact on the Company's consolidated financial statements and disclosures.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (ASC 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with ASC 606 as if the acquirer had originated the contracts. The new standard will become effective for the Company beginning in fiscal year 2024, with early adoption permitted. The impact of the new standard on the Company's consolidated financial statements and related disclosures will depend on the magnitude of future business combinations.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (ASC 832): Disclosures by Business Entities about Government Assistance. ASU 2021-10 requires annual disclosures when an entity accounts for a transaction with a government by applying a grant or contribution accounting model by analogy to other accounting guidance. The Company adopted the new standard prospectively in fiscal year 2023. See Note 1 — The Company and a Summary of Its Significant Accounting Policies — Revenue recognition for disclosures related to these types of arrangements.

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (ASC 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2022-01 made targeted improvements to the optional hedge accounting model with the objective of improving hedge accounting to better portray the economic results of an entity’s risk management activities in its financial statements. The new standard will become effective for the Company beginning in fiscal year 2024. The adoption of ASU 2022-01 is not expected to have a material impact on the Company's consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (ASC 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors, while enhancing certain disclosure requirements for loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Furthermore, it requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments – Credit Losses – Measured at Amortized Cost. The new standard will become effective for the Company beginning in fiscal year 2024. The adoption of ASU 2022-02 is not expected to have a material impact on the Company's consolidated financial statements and disclosures.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In September 2022, the FASB issued ASU 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. ASU 2022-04 enhances the transparency of supplier finance programs. In each annual reporting period, the buyer in a supplier finance program is required to disclose information about the key terms of the program, the outstanding confirmed amounts, a rollforward of such amounts, and a description of where those obligations are presented in the balance sheet. In each interim reporting period, the buyer should disclose the outstanding confirmed amounts as of the end of the interim period. The new standard will become effective for the Company beginning in fiscal year 2024, except for the amendment on rollfoward information, which will become effective in fiscal year 2025. The adoption of ASU 2022-04 is not expected to have a material impact on the Company's disclosures.

In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (ASC 848): Deferral of the Sunset Date of Topic 848. ASU 2022-06 extends the period of time entities can utilize the reference rate reform relief guidance under ASU 2020-04 from December 31, 2022 to December 31, 2024. ASU 2020-04, Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting provided temporary optional guidance to ease the potential accounting burden associated with the transition away from reference rates (such as the London Interbank Offered Rate). ASU 2022-06 was effective upon issuance. The Company adopted this guidance upon issuance with no impact to the Company's consolidated financial statements and disclosures.

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842) - Common Control Agreements. The amendments in this update that apply to public business entities clarify the accounting for leasehold improvements associated with common control leases. The new standard will become effective for the Company beginning in fiscal year 2025. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 2 — Composition of Certain Balance Sheet Captions

	As of March 31, 2023	As of March 31, 2022
	(In thousands)
Accounts receivable, net:
Billed	$327,148	$233,948
Unbilled	104,889	85,383
Allowance for doubtful accounts	(12,103)	(7,159)
	$419,934	$312,172
Inventories:
Raw materials	$68,655	$62,520
Work in process	25,347	21,702
Finished goods	174,561	113,642
	$268,563	$197,864
Prepaid expenses and other current assets:
Prepaid expenses	$115,701	$102,433
Other	60,928	38,953
	$176,629	$141,386
Property, equipment and satellites, net:
Equipment and software (estimated useful life of 3-7 years)	$1,917,243	$1,676,736
CPE leased equipment (estimated useful life of 4-5 years)	395,427	395,539
Furniture and fixtures (estimated useful life of 7 years)	58,807	57,847
Leasehold improvements (estimated useful life of 2-17 years)	151,827	149,982
Buildings (estimated useful life of 12-38 years)	12,487	12,440
Land	3,873	3,944
Construction in progress	685,646	381,679
Satellites (estimated useful life of 7-17 years)	1,056,313	1,059,182
Satellite Ka-band capacity obtained under finance leases (estimated useful life of 7-11 years)	175,712	173,480
Satellites under construction	2,252,908	1,808,474
	6,710,243	5,719,303
Less: accumulated depreciation and amortization	(2,331,960)	(2,014,312)
	$4,378,283	$3,704,991
Other assets:
Deferred income taxes	$23,724	$304,642
Capitalized software costs, net	222,155	217,159
Patents, orbital slots and other licenses, net	73,932	62,200
Other	146,227	115,279
	$466,038	$699,280
Accrued and other liabilities:
Collections in excess of revenues and deferred revenues	$132,187	$131,623
Accrued employee compensation	125,349	108,456
Accrued vacation	45,177	48,097
Warranty reserve, current portion	2,806	2,804
Operating lease liabilities	50,639	49,988
Income taxes payable	113,905	7,872
Other	177,169	133,724
	$647,232	$482,564
Other liabilities:
Deferred revenues, long-term portion	$84,747	$88,983
Warranty reserve, long-term portion	2,544	2,548
Satellite performance incentive obligations, long-term portion	14,654	18,651
Deferred income taxes	85,989	16,869
Other	30,608	26,105
	$218,542	$153,156

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

The Company had $757.6 million and $5.0 million in cash equivalents (Level 1) as of March 31, 2023 and March 31, 2022, respectively, and no liabilities as of both March 31, 2023 and March 31, 2022, measured at fair value on a recurring basis.

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Cash equivalents — The Company’s cash equivalents consist of money market funds, with a significant portion held in U.S. government-backed qualified money-market securities. Money market funds are valued using quoted prices for identical assets in an active market with sufficient volume and frequency of transactions (Level 1).

Contingencies — In connection with the acquisition of the remaining 51% interest in EBI on April 30, 2021 (see Note 5 — Acquisitions for more information), part of the purchase price consideration will not be determined until two years after the closing date, when the Company may pay or receive up to €20.0 million, or approximately $21.6 million, in cash. The consideration to be paid in the future is contingent based on certain outcomes as defined in the acquisition agreement. Each reporting period, the Company estimates the fair value of the contingent consideration based on unobservable inputs and probability weightings using standard valuation techniques (Level 3). The fair value amount is currently recorded in other current assets within the prepaid expenses and other current assets caption on the Company's consolidated balance sheets and any change to fair value is recorded in the Company’s consolidated statements of operations each reporting period. As of and for the fiscal years ended March 31, 2023 and 2022, the Company’s fair value estimate, and change in fair value of the contingent consideration were immaterial.

Long-term debt — The Company’s long-term debt consists of borrowings under its Term Loan Facility, Revolving Credit Facility and Ex-Im Credit Facility (collectively, the Credit Facilities), $700.0 million in aggregate principal amount of 2025 Notes, $600.0 million in aggregate principal amount of 2027 Notes, $400.0 million in aggregate principal amount of 2028 Notes and finance lease obligations reported at the present value of future minimum lease payments with current accrued interest. Long-term debt related to the Revolving Credit Facility is reported at the outstanding principal amount of borrowings, while long-term debt related to the Term Loan Facility, the Ex-Im Credit Facility, the 2025 Notes, the 2027 Notes and the 2028 Notes is reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s long-term debt related to the Term Loan Facility and the Revolving Credit Facility approximates its carrying amount due to its variable interest rate, which approximates a market interest rate. As of March 31, 2023 and 2022, the fair value of the Company’s long-term debt related to the Ex-Im Credit Facility was determined based on a discounted cash flow analysis using observable market interest rates for instruments with similar terms (Level 2) and was approximately $57.1 million and $78.0 million, respectively. As of March 31, 2023 and 2022, the estimated fair value of the Company’s outstanding long-term debt related to each series of Notes was determined based on actual or estimated bids and offers for such series of Notes in an over-the-counter market (Level 2) and was $661.5 million and $682.5 million, respectively, for the 2025 Notes, $561.7 million and $588.8 million, respectively, for the 2027 Notes, and $292.0 million and $382.7 million, respectively, for the 2028 Notes.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Satellite performance incentive obligations — The Company’s contracts with satellite manufacturers require the Company to make monthly in-orbit satellite performance incentive payments with respect to certain satellites in commercial service, including interest, through fiscal year 2028, subject to the continued satisfactory performance of the applicable satellites. The Company records the net present value of these expected future payments as a liability and as a component of the cost of the satellites. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentive obligations on a recurring basis. The fair value of the Company’s outstanding satellite performance incentive obligations is estimated to approximate their carrying value based on current rates (Level 2). As of March 31, 2023 and 2022, the Company’s estimated satellite performance incentive obligations relating to certain satellites in commercial service, including accrued interest, were $20.0 million and $23.7 million, respectively.

Note 4 — Discontinued Operations

On October 1, 2022, the Company entered into an Asset Purchase Agreement to sell the Link-16 TDL Business in its government systems segment to L3Harris in exchange for approximately $1.96 billion in cash, subject to adjustments. In accordance with ASC 205-20, the Company determined that the Link-16 TDL Business met held-for sale and discontinued operations accounting criteria at the end of the second quarter of fiscal year 2023. Accordingly, the Company classified the results of the Link-16 TDL Business as discontinued operations in its consolidated statements of operations for all periods presented. Additionally, the related assets and liabilities associated with the Link-16 TDL Business were classified as held for sale and discontinued operations in the consolidated balance sheet as of March 31, 2022.

On January 3, 2023, the Company completed the Link-16 TDL Sale, and as a result the fourth quarter of fiscal year 2023 included the impact of the gain of approximately $1.66 billion (net of costs to sell of $40.8 million) within net income (loss) from discontinued operations, net of tax on the consolidated statements of operations and comprehensive income (loss) for fiscal year 2023. The Link-16 TDL Sale substantially reduced both debt and net leverage, and allows closer alignment in investment synergies between the Company's government systems segment and its other business segments.

In connection with the closing of the Link-16 TDL Sale on January 3, 2023, the Company and L3Harris entered into certain ancillary commercial agreements, including certain license agreements for the cross-licensing by each party of certain intellectual property rights relating to the Link-16 TDL Business and the Company’s retained businesses, a supply agreement with respect to the supply of certain Link-16 and related products following the closing, and certain services agreements for the provision of engineering and support services for the transition of the Link-16 TDL Business following the closing, in each case subject to the terms and conditions set forth therein. The impact of these agreements on the Company's consolidated financial statements was not significant.

The following table presents key components of assets and liabilities that were classified as discontinued operations on the consolidated balance sheet as of March 31, 2022:

As of March 31, 2022

Accounts receivable, net	$47,097
Inventories	144,026
Prepaid expenses and other current assets	6,468
Property, equipment, and satellites, net	36,921
Operating lease right-of-use assets	12,837
Goodwill	21,403
Other assets	6,350
Total assets of discontinued operations	$275,102

Accounts payable	$18,415
Accrued and other liabilities	33,858
Non-current operating lease liabilities	11,486
Other liabilities	4,295
Total liabilities of discontinued operations	$68,054

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The operating results of the discontinued operations only reflect revenues and expenses that are directly attributable to the Link-16 TDL Business that will be eliminated from continuing operations. The following table presents key components of “Net income (loss) from discontinued operations, net of tax” for the fiscal years ended March 31, 2023, 2022 and 2021:

	Fiscal Years Ended
	March 31, 2023	March 31, 2022	March 31, 2021
	(In thousands)
Revenues	$247,069	$370,456	$335,229
Operating expenses:
Cost of revenues	157,355	228,847	208,595
Other operating expenses	24,062	20,138	22,448
Net income (loss) from discontinued operations before income taxes	$65,652	$121,471	$104,186
Gain on disposal of discontinued operations before income taxes, net of costs to sell	1,661,891	—	—
(Provision for) benefit from income taxes	(425,156)	(22,280)	(20,635)
Net income (loss) from discontinued operations, net of tax	$1,302,387	$99,191	$83,551

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. The following table presents key cash flow and non-cash information related to discontinued operations for the fiscal years ended March 31, 2023, 2022 and 2021:

	Fiscal Years Ended
	March 31, 2023	March 31, 2022	March 31, 2021
	(In thousands)
Depreciation	$5,909	$10,400	$6,824
Amortization of intangible assets	897	1,706	3,152
Capital expenditures	10,950	10,086	15,403

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The purchase price of $327.4 million was primarily comprised of $167.0 million of cash, net of what is currently estimated to be an immaterial amount of estimated purchase price consideration to be settled among the parties over the 24 months (up to plus or minus €20.0 million, or approximately $21.6 million, see Note 3 — Fair Value Measurements for more information) from the closing date (which after consideration of approximately $121.7 million of EBI’s cash on hand, resulted in a net cash outlay of approximately $51.0 million) and the fair value of previously held equity method investment of approximately $160.4 million.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The consideration transferred of approximately $317.9 million was primarily comprised of $207.2 million of the fair value of approximately 4.0 million shares of the Company’s common stock issued at the closing date, $107.3 million related to the pay down of outstanding borrowings of RigNet’s revolving credit facility, a de minimis amount in cash consideration in respect of fractional shares to the former shareholders of RigNet and an insignificant amount of other consideration. In connection with the RigNet acquisition, the Company recorded zero and approximately $7.2 million of merger-related transaction costs for the fiscal years ended March 31, 2023 and March 31, 2022, respectively, included in selling, general and administrative expenses.

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

Management determined the fair value of acquired customer relationships intangible asset by applying the multi-period excess earnings method, which involved the use of significant estimates and assumptions related to forecasted revenue growth rate, gross margin, contributory asset charges, customer attrition rate and discount rate. In connection with the acquisition, the Company assumed a contingent liability associated with a RigNet predecessor subsidiary of approximately $13.8 million, which represented the maximum amount payable under the terms of the agreement. As of March 31, 2023, no amount remains payable as the maximum amount payable was paid during the first and second quarters of fiscal year 2022.

The consolidated financial statements include the operating results of RigNet from the date of acquisition. Since the acquisition date on April 30, 2021, the Company recorded approximately $180.2 million in revenue for the fiscal year ended March 31, 2022, and $31.2 million of net losses for the fiscal year ended March 31, 2022, with respect to the RigNet business primarily in the Company’s satellite services segment (with a portion included in its commercial networks segment) in the consolidated statements of operations.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations for the Company and RigNet on a pro forma basis, as though the companies had been combined as of the beginning of fiscal year 2021, April 1, 2020. The pro forma information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the related fiscal periods. The pro forma financial information for the fiscal years ended March 31, 2022 and 2021 includes the business combination accounting effects primarily related to the amortization and depreciation changes from acquired intangible and tangible assets, acquisition-related transaction costs and related tax effects.

	Fiscal Years Ended
	March 31, 2022	March 31, 2021
	(In thousands)
Total revenues	$2,799,252	$2,449,881
Net income (loss) attributable to Viasat, Inc.	$(19,957)	$(43,866)

Note 6 — Goodwill and Acquired Intangible Assets

During fiscal year 2023, the decrease in the Company’s goodwill relating to its continuing operations primarily related to the derecognition of an insignificant amount (approximately $8.5 million) of goodwill during the fourth quarter of fiscal year 2023 in our government systems segment that was previously not classified as held for sale. See Note 4 — Discontinued Operations — for more information on discontinued operations. Additionally, the Company recorded an insignificant decrease of goodwill related to foreign currency translation effects across all three segments. During fiscal year 2022, the increase in the Company’s goodwill primarily related to the acquisitions of the remaining 51% interest in EBI and of RigNet on April 30, 2021 (see Note 5 — Acquisitions for more information), partially offset by foreign currency translation effects recorded within all three of the Company’s segments.

Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of two to 20 years (which approximates the economic pattern of benefit). Amortization expense related to other acquired intangible assets was $29.8 million, $28.7 million and $5.5 million for the fiscal years ended March 31, 2023, 2022 and 2021, respectively.

The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of international businesses acquired. Expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
Expected for fiscal year 2024	$28,635
Expected for fiscal year 2025	26,560
Expected for fiscal year 2026	26,408
Expected for fiscal year 2027	26,408
Expected for fiscal year 2028	26,331
Thereafter	66,863
$201,205

Other acquired intangible assets and the related accumulated amortization as of March 31, 2023 and 2022 is as follows:

		As of March 31, 2023			As of March 31, 2022
	Weighted Average Useful Life	Total	Accumulated Amortization	Net Book Value	Total	Accumulated Amortization	Net Book Value
	(In years)	(In thousands)
Technology	7	$151,327	$(83,949)	$67,378	$154,624	$(71,582)	$83,042
Contracts and customer relationships	11	132,563	(34,202)	98,361	164,635	(53,250)	111,385
Satellite co-location rights	9	8,600	(8,600)	—	8,600	(8,600)	—
Trade name	7	32,253	(12,657)	19,596	32,463	(9,097)	23,366
Other	11	21,782	(5,912)	15,870	22,263	(4,013)	18,250
Total other acquired intangible assets	9	$346,525	$(145,320)	$201,205	$382,585	$(146,542)	$236,043

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In fiscal years 2023 and 2022, the gross amount and accumulated amortization for acquired identifiable intangible assets were reduced by the retirement of fully amortized assets that were no longer in use.

Note 7 — Leases

The Company’s operating leases consist primarily of leases for office space, data centers and satellite ground facilities and have remaining terms from less than one year to 10 years, some of which include renewal options, and some of which include options to terminate the leases within one year. Certain earth station leases have renewal terms that have been deemed to be reasonably certain to be exercised and as such have been recognized as part of the Company’s right-of-use assets and lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. In accordance with ASC 842, the Company reports operating lease right-of-use assets in operating lease right-of-use assets and the current and non-current portions of its operating lease liabilities in accrued and other liabilities and non-current operating lease liabilities, respectively.

The Company’s finance leases consist primarily of satellite lifetime Ka-band capacity leases and have remaining terms from less than one year to three years. The Company reports assets obtained under finance leases in property, equipment and satellites, net and the current and non-current portions of its finance lease liabilities in current portion of long-term debt and other long-term debt, respectively.

During the fourth quarter of fiscal year 2023, after the completion of the Link-16 TDL Sale, the Company reduced its real estate footprint as part of cost-reduction measures taken in order to right-size the Company’s remaining businesses. As a result, the Company recorded an impairment of right-of-use assets of $19.1 million and an impairment of leasehold improvements and furniture and fixtures of an insignificant amount, taking into consideration the current and anticipated future market conditions for sublease income in the markets the leases are located, recorded in the consolidated statements of operations in selling, general and administrative expenses spread across each of the Company's segments.

The components of the Company's lease costs, weighted average lease terms and discount rates are presented in the tables below:

	Fiscal Years Ended
	March 31, 2023	March 31, 2022	March 31, 2021
	(In thousands)
Lease cost:
Operating lease cost	$87,627	$68,822	$63,576
Finance lease cost:
Depreciation of assets obtained under finance leases	11,947	11,961	13,656
Interest on lease liabilities	2,441	2,749	3,314
Short-term lease cost	14,410	10,514	5,618
Variable lease cost	15,261	8,752	7,176
Net lease cost	$131,686	$102,798	$93,340

	As of	As of	As of
	March 31, 2023	March 31, 2022	March 31, 2021
Lease term and discount rate:
Weighted average remaining lease term (in years):
Operating leases	6.3	7.0	7.4
Finance leases	3.4	4.4	5.3

Weighted average discount rate:
Operating leases	5.7%	5.4%	5.4%
Finance leases	6.3%	5.4%	5.4%

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table details components of the consolidated statements of cash flows for operating and finance leases:

	Fiscal Years Ended
	March 31, 2023	March 31, 2022	March 31, 2021
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$69,595	$68,763	$63,167
Operating cash flows from finance leases	2,449	3,024	3,108
Financing cash flows from finance leases	11,572	10,749	10,900

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$9,817	$61,599	$66,162
Finance leases	2,232	—	2,076

The following table presents maturities of the Company’s lease liabilities as of March 31, 2023:

	Operating Leases	Finance Leases
	(In thousands)
Expected for fiscal year 2024	$67,803	$13,230
Expected for fiscal year 2025	64,508	12,000
Expected for fiscal year 2026	61,466	12,000
Expected for fiscal year 2027	58,239	3,000
Expected for fiscal year 2028	50,820	—
Thereafter	83,618	—
Total future lease payments required	386,454	40,230
Less: interest	62,809	3,825
Total	$323,645	$36,405

As of March 31, 2023, the Company had $56.1 million of additional lease commitments with lease terms of three to sixteen years.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 8 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of March 31, 2023 and 2022:

	As of March 31, 2023	As of March 31, 2022
	(In thousands)
2028 Notes	$400,000	$400,000
2027 Notes	600,000	600,000
2025 Notes	700,000	700,000
Term Loan Facility	694,750	700,000
Revolving Credit Facility	—	—
Ex-Im Credit Facility	58,957	78,609
Finance lease obligations (see Note 7)	36,405	45,752
Total debt	2,490,112	2,524,361
Unamortized discount and debt issuance costs	(30,672)	(38,234)
Less: current portion of long-term debt	37,939	34,911
Total long-term debt	$2,421,501	$2,451,216

The estimated aggregate amounts and timing of payments on the Company’s long-term debt obligations as of March 31, 2023 for the next five fiscal years and thereafter were as follows (excluding the effects of discount accretion under the 2025 Notes, the 2027 Notes, the 2028 Notes, the Term Loan Facility and the Ex-Im Credit Facility):

For the Fiscal Years Ending	(In thousands)
2024	$37,939
2025	37,381
2026	738,073
2027	9,969
2028	607,000
Thereafter	1,059,750
2,490,112
Plus: unamortized discount and debt issuance costs	(30,672)
Total	$2,459,440

Term Loan Facility

In March 2022, the Company entered into a $700.0 million Term Loan Facility, which was fully drawn at closing and matures on March 4, 2029. At March 31, 2023, the Company had $694.8 million in principal amount of outstanding borrowings under the Term Loan Facility.

Borrowings under the Term Loan Facility are required to be repaid in quarterly installments of $1.75 million each, which commenced on September 30, 2022, followed by a final installment of $654.5 million at maturity. Borrowings under the Term Loan Facility bear interest, at the Company’s option, at either (1) a base rate equal to the greater of the administrative agent’s prime rate as announced from time to time, the federal funds effective rate plus 0.50%, and the forward-looking SOFR term rate administered by CME for a one-month interest period plus 1.00%, subject to a floor of 1.50% for the initial term loans, plus an applicable margin of 3.50%, or (2) the forward-looking SOFR term rate administered by CME for the applicable interest period, subject to a floor of 0.50% for the initial term loans, plus an applicable margin of 4.50%. As of March 31, 2023, the effective interest rate on the Company’s outstanding borrowings under the Term Loan Facility was 9.95%. The Term Loan Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Term Loan Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of March 31, 2023, none of the Company’s subsidiaries guaranteed the Term Loan Facility.

The Term Loan Facility contains covenants that restrict, among other things, the ability of Company and its restricted subsidiaries to incur additional debt, grant liens, sell assets, make investments, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Term Loan Facility as of March 31, 2023.

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

Revolving Credit Facility

As of March 31, 2023, the Revolving Credit Facility provided a $700.0 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of January 18, 2024. At March 31, 2023, the Company had no outstanding borrowings under the Revolving Credit Facility and $42.6 million outstanding under standby letters of credit under the Revolving Credit Facility, leaving borrowing availability under the Revolving Credit Facility as of March 31, 2023 of $657.4 million.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. The Company has capitalized certain amounts of interest expense on the Revolving Credit Facility in connection with the construction of various assets during the construction period. The Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Revolving Credit Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of March 31, 2023, none of the Company’s subsidiaries guaranteed the Revolving Credit Facility.

The Revolving Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Revolving Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Revolving Credit Facility as of March 31, 2023.

Ex-Im Credit Facility

The Ex-Im Credit Facility originally provided a $362.4 million senior secured direct loan facility, which was fully drawn. Of the $362.4 million in principal amount of borrowings made under the Ex-Im Credit Facility, $321.2 million was used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remaining $41.2 million used to finance the total exposure fees incurred under the Ex-Im Credit Facility (which included all previously accrued completion exposure fees). As of March 31, 2023, the Company had $59.0 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility.

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

The Ex-Im Credit Facility contains financial covenants regarding Viasat’s maximum total leverage ratio and minimum interest coverage ratio. In addition, the Ex-Im Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Ex-Im Credit Facility as of March 31, 2023.

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

The 2028 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of March 31, 2023, none of the Company’s subsidiaries guaranteed the 2028 Notes. The 2028 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2028 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2028 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

The 2027 Notes are required to be guaranteed on a senior secured basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of March 31, 2023, none of the Company’s subsidiaries guaranteed the 2027 Notes. The 2027 Notes are secured, equally and ratably with the Revolving Credit Facility and any future parity lien debt, by liens on substantially all of the Company’s assets.

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

The 2027 Notes may be redeemed, in whole or in part, at any time during the 12 months beginning on April 15, 2023 at a redemption price of 101.406% and at any time on or after April 15, 2024 at a redemption price of 100%, in each case plus accrued and unpaid interest, if any, thereon to the redemption date.

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

The 2025 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of March 31, 2023, none of the Company’s subsidiaries guaranteed the 2025 Notes. The 2025 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2025 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2025 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

Note 9 — Common Stock and Stock Plans

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

In November 1996, the Company adopted the 1996 Equity Participation Plan (the Equity Participation Plan). The Equity Participation Plan provides for the grant to executive officers, other key employees, consultants and non-employee directors of the Company a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, restricted stock units and performance awards. From November 1996 to September 2022 through various amendments of the Equity Participation Plan, the Company increased the maximum number of shares reserved for issuance under this plan to 44,471,000 shares. The Company believes that such awards align the interests of its executive officers, employees, consultants and non-employee directors with those of its stockholders. Shares of the Company’s common stock granted under the Equity Participation Plan in the form of stock options or stock appreciation right are counted against the Equity Participation Plan share reserve on a one for one basis and performance-based stock options are calculated assuming “maximum” performance. Shares of the Company’s common stock granted under the Equity Participation Plan as an award other than as an option or as a stock appreciation right with a per share purchase price lower than 100% of fair market value on the date of grant are counted against the Equity Participation Plan share reserve as two shares for each share of common stock subject to such awards. Restricted stock units are granted to eligible employees and directors and represent rights to receive shares of common stock at a future date.

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

Total stock-based compensation expense recognized in accordance with the authoritative guidance for share-based payments was as follows:

	Fiscal Years Ended
	March 31, 2023	March 31, 2022	March 31, 2021
	(In thousands)
Stock-based compensation expense before taxes	$82,112	$84,981	$82,128
Related income tax benefits	(17,238)	(19,809)	(18,869)
Stock-based compensation expense, net of taxes	$64,874	$65,172	$63,259

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company recognizes excess tax benefits or deficiencies on vesting or settlement of awards as discrete items within income tax benefit or provision within net income (loss) and the related cash flows classified within operating activities.

The compensation cost that has been charged against income for the Equity Participation Plan under the authoritative guidance for share-based payments was $75.0 million, $79.4 million and $75.5 million, and for the Employee Stock Purchase Plan was $7.1 million, $5.6 million and $6.7 million, for the fiscal years ended March 31, 2023, 2022 and 2021, respectively. The Company capitalized $12.9 million, $10.6 million and $13.2 million of stock-based compensation expense as a part of the cost for software development for resale included in other assets and as a part of the equipment and software for internal use and satellites included in property, equipment and satellites, net for fiscal years 2023, 2022 and 2021, respectively.

As of March 31, 2023, total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Equity Participation Plan (including stock options, TSR performance stock options and restricted stock units) and the Employee Stock Purchase Plan was $174.4 million and $2.8 million, respectively. These costs are expected to be recognized over a weighted average period of 0.5 years, 1.6 years and 2.8 years, for stock options, TSR performance stock options and restricted stock units, respectively, under the Equity Participation Plan and less than six months under the Employee Stock Purchase Plan.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock options, TSR performance stock options and employee stock purchase plan. The Company’s stock options typically have a simple four-year vesting schedule (except for one- and three-year vesting schedules for options granted to the members of the Company’s Board of Directors) and a six-year contractual term. The Company grants TSR performance stock options to executive officers under the Equity Participation Plan. The number of shares of TSR performance stock options that will become eligible to vest based on the time-based vesting schedule described below is based on a comparison over a four-year performance period of the Company’s TSR to the TSR of the companies included in the S&P Mid Cap 400 Index. The number of options that may become vested and exercisable will range from 0% to 175% of the target number of options based on the Company’s relative TSR ranking for the performance period. The Company’s TSR performance stock options have a four-year time-based vesting schedule and a six-year contractual term. The TSR performance stock options must be vested under both the time-based vesting schedule and the performance-based vesting conditions in order to become exercisable. Expense for TSR performance stock options that time-vest is recognized regardless of the actual TSR outcome achieved and is recognized on a graded-vesting basis. The weighted average estimated fair value of TSR performance stock options granted during fiscal years 2023, 2022 and 2021 was $25.06, $31.11 and $19.25 per share, respectively, using the Monte Carlo simulation. The weighted average estimated fair value of stock options granted and employee stock purchase plan shares issued during fiscal year 2023 was $16.49 and $10.30 per share, respectively, during fiscal year 2022 was $13.50 and $12.37 per share, respectively, and during fiscal year 2021 was $12.81 and $11.60 per share, respectively, using the Black-Scholes model. The weighted average assumptions (annualized percentages) used in the Black-Scholes model and Monte Carlo simulation were as follows:

	Stock Options			TSR Performance Stock Options			Employee Stock Purchase Plan
	Fiscal Year 2023	Fiscal Year 2022	Fiscal Year 2021	Fiscal Year 2023	Fiscal Year 2022	Fiscal Year 2021	Fiscal Year 2023	Fiscal Year 2022	Fiscal Year 2021
Volatility	46.4%	49.5%	39.1%	49.9%	42.5%	39.8%	60.5%	42.1%	64.8%
Risk-free interest rate	3.4%	0.4%	0.2%	3.8%	1.2%	0.4%	3.4%	0.1%	0.1%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected life	5.0 years	3.2 years	5.0 years	5.0 years	5.0 years	5.0 years	0.5 years	0.5 years	0.5 years

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

A summary of stock option activity for fiscal year 2023 is presented below:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)
Outstanding at March 31, 2022	640,729	$69.32
Options granted	30,000	36.93
Options expired	(434,233)	70.78
Options exercised	—	—
Outstanding at March 31, 2023	236,496	$62.53	2.9	$28
Vested and exercisable at March 31, 2023	203,496	$66.51	2.5	$28

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The total intrinsic value of stock options exercised during fiscal years 2023, 2022 and 2021 was zero, an insignificant amount and zero, respectively. All options issued under the Company’s Equity Participation Plan have an exercise price equal to the fair market value of the Company’s stock on the date of the grant. The Company recorded no excess tax benefits during fiscal years 2023, 2022 and 2021.

A summary of TSR performance stock option activity for fiscal year 2023 is presented below:

	Number of Shares (1)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)
Outstanding at March 31, 2022	2,435,987	$55.76
TSR performance options granted	557,687	34.00
TSR performance options canceled	(586,362)	66.66
TSR performance options exercised	—	—
Outstanding at March 31, 2023	2,407,312	$48.06	4.1	$—
Vested and exercisable at March 31, 2023	—	$—	—	$—

(1)
Number of shares is based on the target number of options under each TSR performance stock option.

Restricted stock units. Restricted stock units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. There is no exercise price and no monetary payment required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock units generally vest over four years (except for one- and three-year vesting schedules for restricted stock units granted to the members of the Company’s Board of Directors). Compensation cost for these awards is based on the fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. For fiscal years 2023, 2022 and 2021, the Company recognized $59.1 million, $63.1 million and $56.9 million, respectively, in stock-based compensation expense related to these restricted stock unit awards.

The per unit weighted average grant date fair value of restricted stock units granted during fiscal years 2023, 2022 and 2021 was $35.04, $52.85 and $36.57, respectively. A summary of restricted stock unit activity for fiscal year 2023 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding at March 31, 2022	4,020,926	$51.51
Awarded	2,199,042	35.04
Forfeited	(378,238)	46.59
Vested	(1,376,583)	54.15
Outstanding at March 31, 2023	4,465,147	$43.00
Vested and deferred at March 31, 2023	202,109	$50.69

The total fair value of shares vested related to restricted stock units during the fiscal years 2023, 2022 and 2021 was $46.9 million, $66.0 million and $38.8 million, respectively.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 10 — Shares Used In Computing Diluted Net Income (Loss) Per Share

The weighted average number of shares used to calculate basic and diluted net loss per share attributable to Viasat, Inc. common stockholders is the same for the fiscal years ended March 31, 2023, 2022 and 2021, as the Company incurred a net loss from continuing operations (excluding income (loss) from continuing operations attributable to the noncontrolling interest) for such periods and inclusion of potentially dilutive weighted average shares of common stock would be antidilutive.

Potentially dilutive weighted average shares excluded from the calculation for fiscal years 2023, 2022 and 2021, respectively, consisted of 483,499, 848,791 and 1,119,819 shares related to stock options (other than TSR performance stock options), 480,325, 264,645 and 475,371 shares related to TSR performance stock options, 2,477,067, 2,150,449 and 2,375,072 shares related to restricted stock units, and 699,680, 417,308 and 405,632 shares related to certain terms of the Viasat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan.
Note 11 — Income Taxes

The components of income (loss) before income taxes by jurisdiction are as follows:

	Fiscal Years Ended
	March 31, 2023	March 31, 2022	March 31, 2021
	(In thousands)
United States	$(94,019)	$(119,249)	$(55,743)
Foreign	(68,136)	(18,661)	(22,457)
	$(162,155)	$(137,910)	$(78,200)

The benefit from (provision for) income taxes includes the following:

	Fiscal Years Ended
	March 31, 2023	March 31, 2022	March 31, 2021
	(In thousands)
Current tax provision
Federal	$(11,494)	$(7,097)	$(8,573)
State	(5,231)	(2,041)	(3,386)
Foreign	(5,965)	(4,042)	449
	(22,690)	(13,180)	(11,510)
Deferred tax benefit
Federal	40,889	39,049	22,837
State	(80,715)	8,057	(704)
Foreign	13,098	2,591	571
	(26,728)	49,697	22,704
Total benefit from (provision for) income taxes	$(49,418)	$36,517	$11,194

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Significant components of the Company’s net deferred tax assets are as follows:

	As of
	March 31, 2023	March 31, 2022
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$71,838	$251,276
Tax credit carryforwards	115,418	299,165
Capitalized research and development costs	75,152	—
Operating lease liabilities	78,562	93,580
Deferred revenue	24,123	21,546
Other	107,368	99,074
Valuation allowance	(150,047)	(78,071)
Total deferred tax assets	322,414	686,570
Deferred tax liabilities:
Intangible assets	(99,629)	(119,299)
Property, equipment and satellites	(187,896)	(163,560)
Operating lease assets	(68,150)	(87,677)
Other	(29,004)	(28,261)
Total deferred tax liabilities	(384,679)	(398,797)
Net deferred tax assets (liabilities)	$(62,265)	$287,773

A reconciliation of the benefit from (provision for) income taxes to the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes is as follows:

	Fiscal Years Ended
	March 31, 2023	March 31, 2022	March 31, 2021
	(In thousands)
Tax benefit (provision) at federal statutory rate	$34,047	$28,964	$16,422
State tax provision, net of federal benefit	202	1,330	(424)
Tax credits, net of valuation allowance	22,763	21,647	17,885
Valuation allowance on California R&D tax credits	(72,438)	—	—
Non-deductible compensation	(3,096)	(5,771)	(5,728)
Non-deductible transaction costs	(167)	(1,361)	—
Non-deductible meals and entertainment	(693)	(311)	(354)
Stock-based compensation	(12,032)	(7,402)	(9,466)
Change in state effective tax rate	458	539	(2,360)
Base Erosion and Anti-Abuse Tax (BEAT)	(8,610)	—	—
Foreign effective tax rate differential, net of valuation allowance	(5,769)	(6,201)	(3,046)
Unremitted subsidiary gains	(887)	(1,565)	(1,682)
Change to indefinite reinvestment assertion (EBI)	—	8,071	—
Other	(3,196)	(1,423)	(53)
Total benefit from (provision for) income taxes	$(49,418)	$36,517	$11,194

As of March 31, 2023, the Company had federal and state research & development (R&D) tax credit carryforwards of $79.9 million and $185.1 million, respectively, which begin to expire in fiscal year 2040 and fiscal year 2025, respectively. As of March 31, 2023, the Company had federal and state net operating loss carryforwards of $118.1 million and $188.2 million, respectively, which begin to expire in fiscal year 2029 and fiscal year 2024, respectively.

Beginning in fiscal year 2023, for federal income tax purposes, the Company is required to capitalize and amortize domestic research and development expenditures over five years and foreign research and development expenditures over 15 years under the Tax Cuts and Jobs Act of 2017, which delays the deductibility of these expenditures. Although Congress may consider legislation that would defer capitalization and amortization requirements to later years, the Company has no assurance that the requirement will be repealed or otherwise modified.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Future realization of existing deferred tax assets ultimately depends on future profitability and the existence of sufficient taxable income of appropriate character (for example, ordinary income versus capital gains) within the carryforward period available under tax law. In the event that the Company’s estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established, which would cause a decrease to income in the period such determination is made. A valuation allowance of $150.0 million at March 31, 2023 and $78.1 million at March 31, 2022 has been established relating to state and foreign net operating loss carryforwards, state R&D tax credit carryforwards, and foreign tax credit carryforwards that, based on management’s estimate of future taxable income attributable to such jurisdictions and generation of additional research credits, are considered more likely than not to expire unused.

In evaluating the Company's ability to realize the deferred tax asset for California R&D tax credits, the Company considered all available positive and negative evidence, including operating results and forecasted ranges of future taxable income, and determined it is more likely than not that a majority of its California R&D tax credits will not be realized due to reduced taxable income apportioned to California in connection with the Link-16 TDL Sale. As a result, during the second quarter of fiscal year 2023, the Company recorded a valuation allowance of $69.0 million. The Company will continue to monitor its business strategies, weighing positive and negative evidence in assessing its realization of this asset in the future. In the event there is a need to release the valuation allowance, a tax benefit will be recorded.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	As of
	March 31, 2023	March 31, 2022	March 31, 2021
	(In thousands)
Balance, beginning of fiscal year	$112,806	$92,962	$80,591
Increase (decrease) related to prior year tax positions	809	7,486	(828)
Increases related to current year tax positions	16,123	12,358	13,199
Balance, end of fiscal year	$129,738	$112,806	$92,962

Of the total unrecognized tax benefits at March 31, 2023, $105.2 million would reduce the Company’s annual effective tax rate if recognized, subject to valuation allowance consideration. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of March 31, 2023 and 2022, the Company has accrued interest and penalties of an insignificant amount and approximately $2.0 million, respectively. The Company recognized a tax benefit of $1.1 million and $1.2 million for reductions of interest and penalties in income tax expense for the fiscal years ended March 31, 2023 and 2022, respectively.

In the next 12 months it is reasonably possible that the amount of unrecognized tax benefits will not change significantly.

The Company is subject to periodic audits by domestic and foreign tax authorities. By statute, the Company’s U.S. federal and state income tax returns are subject to examination by the tax authorities for fiscal years 2020 and thereafter. Additionally, net operating loss and R&D tax credit carryovers that were generated in prior years may also be subject to examination. With few exceptions, fiscal years 2019 and thereafter remain open to examination by foreign tax authorities. The Company believes that it has appropriate support for the income tax positions taken on its tax returns and its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 12 — Employee Benefits

The Company is a sponsor of a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code. Under the plan, the Company may make discretionary contributions to the plan which vest over three years. The Company’s discretionary matching contributions to the plan are based on the amount of employee contributions and can be made in cash or the Company’s common stock at the Company’s election. Subsequent to the 2023 fiscal year end, the Company elected to settle the discretionary contributions liability in shares of the Company’s common stock, consistent with fiscal year 2022. Based on the closing price of the Company’s common stock at the 2023 fiscal year end, the Company would issue approximately 960,402 shares of common stock at this time. Discretionary contributions accrued by the Company as of March 31, 2023 and 2022 amounted to $32.5 million and $27.9 million, respectively.

Note 13 — Commitments

From time to time, the Company enters into satellite construction agreements as well as various other satellite-related purchase commitments, including with respect to the provision of launch services, operation of its satellites and satellite insurance. As of March 31, 2023, future minimum payments under the Company’s satellite construction contracts and other satellite-related purchase commitments for the next five fiscal years and thereafter were as follows:

Fiscal Years Ending	(In thousands)
2024	$306,677
2025	209,777
2026	32,973
2027	1,714
2028	1,735
Thereafter	5,665
$558,541

The Company’s contracts with satellite manufacturers require the Company to make monthly in-orbit satellite performance incentive payments with respect to certain satellites in commercial service, including interest, through fiscal year 2028, subject to the continued satisfactory performance of the applicable satellites. The Company records the net present value of these expected future payments as a liability and as a component of the cost of the satellites. As of March 31, 2023, the Company’s estimated satellite performance incentive obligations and accrued interest for the applicable satellites were approximately $20.0 million, of which $5.3 million and $14.7 million have been classified as current in accrued liabilities and non-current in other liabilities, respectively. Under these satellite construction contracts, the Company may incur up to $22.6 million in total costs for satellite performance incentive obligations and related interest earned with potential future minimum payments of $5.7 million, $5.5 million, $5.8 million, $4.7 million and an insignificant amount in fiscal years 2024, 2025, 2026, 2027 and 2028, respectively, with no commitments thereafter.

The Company has various other purchase commitments under satellite capacity agreements which are used to provide satellite networking services to its customers for future minimum payments of approximately $41.2 million, $5.8 million, $9.5 million, $14.3 million and $18.1 million in fiscal years 2024, 2025, 2026, 2027 and 2028, respectively, and $32.9 million of further minimum payments thereafter.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 14 — Contingencies

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

The Company has contracts with various U.S. Government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. Government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. Government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. Government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. As of March 31, 2023, the DCAA had completed its incurred cost audit for fiscal years 2004, 2016, 2019, 2020 and 2021. The DCMA approved the Company’s incurred costs for those fiscal years with the exception of 2021, which is pending. The DCMA also approved the Company’s incurred costs for fiscal years 2005 through 2015, 2017, 2018 and 2022 without further audit based on the determination of low risk. Although the Company has recorded contract revenues subsequent to fiscal year 2020 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of March 31, 2023 and 2022, the Company had $12.9 million and $12.1 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. Government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on the status of the related contracts.

Certain matters resolved during fiscal year 2023

On July 8, 2022, Cisco Systems, Inc. (Cisco), which previously acquired Acacia Communications, Inc. (Acacia), paid the Company approximately $62.2 million. The payment fully satisfied the July 2019 judgment previously entered against Acacia related to Acacia's breach of contract and misuse of the Company's soft decision forward error correction technology. During the second quarter of fiscal year 2023, the Company recorded $55.8 million as product revenues in the Company's commercial networks segment and $6.4 million as interest income with respect to such payment.

On May 8, 2023, subsequent to the fiscal year end, Cisco paid the Company an additional approximately $97.5 million pursuant to a judgment entered against Acacia on May 4, 2023. The 2023 judgment obligates Acacia to make contractual royalty payments to the Company based on the quarterly sales of certain of its products. Like the prior July 2019 judgment, the May 2023 judgment was entered against Acacia due to its breach of contract and continued use of the Company’s soft decision forward error correction technology. The ultimate resolution of the matter is currently unknown; Acacia has until July 10, 2023 to appeal the May 2023 judgment.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 15 — Product Warranty

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within 12 months are classified as accrued liabilities and amounts expected to be incurred beyond 12 months are classified as other liabilities in the consolidated financial statements. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, the Company bases its estimates on its experience with the technology involved and the types of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and, in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual in fiscal years 2023, 2022 and 2021.

	Fiscal Years Ended
	March 31, 2023	March 31, 2022	March 31, 2021
	(In thousands)
Balance, beginning of period	$5,352	$6,122	$5,109
Change in liability for warranties issued in period	2,826	3,887	4,935
Settlements made (in cash or in kind) during the period	(2,828)	(4,657)	(3,922)
Balance, end of period	$5,350	$5,352	$6,122

Note 16 — Segment Information

The Company’s reporting segments (satellite services, commercial networks and government systems) are primarily distinguished by the type of customer and the related contractual requirements. The Company’s satellite services segment provides satellite-based broadband and related services to residential customers, Prepaid Internet users, enterprises, commercial airlines and other mobile broadband customers. The Company’s commercial networks segment develops and offers advanced satellite and wireless broadband platforms, ground networking equipment, radio frequency and advanced microwave solutions, ASIC chip design, satellite payload development and space-to-earth connectivity systems, some of which are ultimately used by the Company’s satellite services segment. The Company’s government systems segment provides global mobile broadband services to military and government users and develops and offers network-centric, IP-based fixed and mobile secure communications products and solutions. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the satellite services and commercial networks segments. The Company’s segments are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance.

As described in Note 1 — The Company and a Summary of Its Significant Accounting Policies and Note 4 — Discontinued Operations, on October 1, 2022, the Company entered into an Asset Purchase Agreement to sell certain assets and assign certain liabilities comprising the Link-16 TDL Business to L3Harris. In accordance with ASC 205-20, the Company determined that the Link-16 TDL Business met held-for-sale and discontinued operations accounting criteria at the end of the second quarter of fiscal year 2023. Accordingly, the segment information for the periods prior to the measurement date of a discontinued operation that is part of a reportable segment is required to be restated to reflect the discontinued operation classification. Therefore, the discontinued operations have been excluded from segment results for all periods presented. Further, as the discontinued operation is part of a reportable segment but not the entire reportable segment, the costs previously allocated to a discontinued operation have been reasonably allocated to the remaining operating segments. Therefore, certain corporate and other indirect costs previously allocated to the Link-16 TDL Business have been allocated across all three segments for the periods presented. On January 3, 2023, the Company completed the Link-16 TDL Sale. See Note 4 — Discontinued Operations for additional information.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment revenues and operating profits (losses) for the fiscal years ended March 31, 2023, 2022 and 2021 were as follows:

	Fiscal Years Ended
	March 31, 2023	March 31, 2022	March 31, 2021
	(In thousands)
Revenues:
Satellite services
Product	$—	$—	$—
Service	1,210,733	1,188,816	868,943
Total	1,210,733	1,188,816	868,943
Commercial networks
Product	530,374	443,435	268,830
Service	82,273	68,664	52,026
Total	612,647	512,099	320,856
Government systems
Product	423,752	417,291	470,543
Service	309,026	298,973	260,536
Total	732,778	716,264	731,079
Elimination of intersegment revenues	—	—	—
Total revenues	$2,556,158	$2,417,179	$1,920,878
Operating profits (losses):
Satellite services	$(41,045)	$31,559	$26,263
Commercial networks	(145,319)	(209,093)	(206,437)
Government systems	60,219	93,122	139,703
Elimination of intersegment operating profits (losses)	—	—	—
Segment operating profit (loss) before corporate and amortization of acquired intangible assets	(126,145)	(84,412)	(40,471)
Corporate	—	—	—
Amortization of acquired intangible assets	(29,811)	(28,729)	(5,482)
Income (loss) from operations	$(155,956)	$(113,141)	$(45,953)

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. The Company’s property and equipment, including its satellites, earth stations and other networking equipment, are assigned to corporate assets as they are available for use by the various segments throughout their estimated useful lives. Segment assets as of March 31, 2023 and 2022 were as follows:

	As of March 31, 2023	As of March 31, 2022
	(In thousands)
Segment assets:
Satellite services	$424,881	$444,976
Commercial networks	328,828	202,941
Government systems	293,780	266,641
Total segment assets	1,047,489	914,558
Corporate assets	6,682,848	5,199,686
Assets of discontinued operations	—	275,102
Total assets	$7,730,337	$6,389,346

Other acquired intangible assets, net and goodwill included in segment assets as of March 31, 2023 and 2022 were as follows:

	Other Acquired Intangible Assets, Net		Goodwill
	As of March 31, 2023	As of March 31, 2022	As of March 31, 2023	As of March 31, 2022
	(In thousands)
Satellite services	$200,097	$233,740	$80,589	$81,972
Commercial networks	—	—	41,014	44,050
Government systems	1,108	2,303	36,939	42,688
Total	$201,205	$236,043	$158,542	$168,710

Amortization of acquired intangible assets by segment for the fiscal years ended March 31, 2023, 2022 and 2021 was as follows:

	Fiscal Years Ended
	March 31, 2023	March 31, 2022	March 31, 2021
	(In thousands)
Satellite services	$28,641	$27,220	$2,164
Commercial networks	—	—	257
Government systems	1,170	1,509	3,061
Total amortization of acquired intangible assets	$29,811	$28,729	$5,482

Revenues by geographic area for the fiscal years ended March 31, 2023, 2022 and 2021 were as follows:

	Fiscal Years Ended
	March 31, 2023	March 31, 2022	March 31, 2021
	(In thousands)
U.S. customers	$2,147,651	$2,036,019	$1,736,136
Non U.S. customers (each country individually insignificant)	408,507	381,160	184,742
Total revenues	$2,556,158	$2,417,179	$1,920,878

The Company distinguishes revenues from external customers by geographic area based on customer location.

The net book value of long-lived assets located outside the United States was $262.4 million at March 31, 2023 and $145.2 million at March 31, 2022.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Three Fiscal Years Ended March 31, 2023

Deferred Tax Asset Valuation Allowance
(In thousands)
Balance, March 31, 2020	$42,621
Charged to costs and expenses	4,455
Deductions	—
Balance, March 31, 2021	$47,076
Charged to costs and expenses	5,119
Charged to goodwill*	25,876
Deductions	—
Balance, March 31, 2022	$78,071
Charged to costs and expenses	71,976
Deductions	—
Balance, March 31, 2023	$150,047

* Related to the acquisitions of RigNet and EBI

II-1