Form 10-Q
period 2023-06-30
VIASAT INC
filed 2023-08-09
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023.

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of July 21, 2023 was 124,054,755.

VIASAT, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of June 30, 2023	As of March 31, 2023
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,958,506	$1,348,854
Restricted cash	33,964	30,532
Short-term investments	134,266	—
Accounts receivable, net	630,530	419,934
Inventories	335,561	268,563
Prepaid expenses and other current assets	333,642	176,629
Total current assets	3,426,469	2,244,512

Property, equipment and satellites, net	9,162,891	4,378,283
Operating lease right-of-use assets	442,654	281,757
Other acquired intangible assets, net	2,546,130	201,205
Goodwill	1,592,057	158,542
Other assets	727,405	466,038
Total assets	$17,897,606	$7,730,337
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$377,638	$271,548
Accrued and other liabilities	1,034,065	647,232
Current portion of long-term debt	59,757	37,939
Total current liabilities	1,471,460	956,719

Senior notes	3,610,544	1,689,186
Other long-term debt	3,607,750	732,315
Non-current operating lease liabilities	419,888	273,006
Other liabilities	2,812,092	218,542
Total liabilities	11,921,734	3,869,768
Commitments and contingencies (Note 10)
Equity:
Viasat, Inc. stockholders’ equity
Common stock	13	8
Paid-in capital	4,718,054	2,540,679
Retained earnings	1,241,332	1,318,336
Accumulated other comprehensive income (loss)	(19,889)	(34,713)
Total Viasat, Inc. stockholders’ equity	5,939,510	3,824,310
Noncontrolling interest in subsidiary	36,362	36,259
Total equity	5,975,872	3,860,569
Total liabilities and equity	$17,897,606	$7,730,337

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended
	June 30, 2023	June 30, 2022
	(In thousands, except per share data)
Revenues:
Product revenues	$236,372	$172,495
Service revenues	543,419	402,561
Total revenues	779,791	575,056
Operating expenses:
Cost of product revenues	197,078	149,116
Cost of service revenues	347,833	268,665
Selling, general and administrative	219,581	171,625
Independent research and development	29,004	34,765
Amortization of acquired intangible assets	27,811	7,523
Income (loss) from operations	(41,516)	(56,638)
Other income (expense):
Interest income	19,189	123
Interest expense	(55,939)	(5,873)
Other income, net	—	1,011
Income (loss) from continuing operations before income taxes	(78,266)	(61,377)
(Provision for) benefit from income taxes from continuing operations	533	22,813
Equity in income (loss) of unconsolidated affiliate, net	831	—
Net income (loss) from continuing operations	(76,902)	(38,564)
Net income (loss) from discontinued operations, net of tax	—	17,525
Net income (loss)	(76,902)	(21,039)
Less: net income (loss) attributable to noncontrolling interest, net of tax	102	525
Net income (loss) attributable to Viasat, Inc.	$(77,004)	$(21,564)
Income (loss) per share attributable to Viasat, Inc. common stockholders - basic:
Continuing operations	$(0.83)	$(0.52)
Discontinued operations	—	0.23
Income (loss)	$(0.83)	$(0.29)
Income (loss) per share attributable to Viasat, Inc. common stockholders - diluted:
Continuing operations	$(0.83)	$(0.52)
Discontinued operations	—	0.23
Income (loss)	$(0.83)	$(0.29)
Shares used in computing basic net income (loss) per share	93,106	74,863
Shares used in computing diluted net income (loss) per share	93,106	74,863
Comprehensive income (loss):
Net income (loss)	$(76,902)	$(21,039)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	8,527	(20,341)
Unrealized gain (loss) on hedging, net of tax	6,297	—
Other comprehensive income (loss), net of tax	14,824	(20,341)
Comprehensive income (loss)	(62,078)	(41,380)
Less: comprehensive income (loss) attributable to noncontrolling interest, net of tax	102	525
Comprehensive income (loss) attributable to Viasat, Inc.	$(62,180)	$(41,905)

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	June 30, 2023	June 30, 2022
Cash Flows from Continuing and Discontinued Operations	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(76,902)	$(21,039)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	132,011	102,353
Amortization of intangible assets	42,568	21,734
Stock-based compensation expense	21,752	21,232
Loss on disposition of fixed assets	9,729	11,150
Deferred income taxes and other non-cash adjustments	(24,203)	(7,569)
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(739)	(27,102)
Inventories	(34,684)	(20,563)
Other assets	(39,564)	9,148
Accounts payable	41,509	16,912
Accrued liabilities	(58,969)	(50,195)
Other liabilities	91,158	(16,424)
Net cash provided by (used in) operating activities	103,666	39,637
Cash flows from investing activities:
Purchase of property, equipment and satellites, and other assets	(374,926)	(270,857)
Payment related to acquisition of business, net of cash acquired	(342,621)	—
Payments to acquire short-term investments	(52,000)	—
Net cash provided by (used in) investing activities	(769,547)	(270,857)
Cash flows from financing activities:
Proceeds from debt borrowings	1,334,683	150,000
Payments on debt borrowings	(18,868)	(12,693)
Payments of debt issuance costs	(34,558)	(1,511)
Proceeds from issuance of common stock under equity plans	82	9,626
Purchase of common stock in treasury (immediately retired) related to tax withholdings for stock-based compensation	(2,212)	(505)
Other financing activities	(779)	(706)
Net cash provided by (used in) financing activities	1,278,348	144,211
Effect of exchange rate changes on cash	617	(1,930)
Net increase (decrease) in cash and cash equivalents and restricted cash	613,084	(88,939)
Cash and cash equivalents and restricted cash at beginning of period	1,379,386	310,459
Cash and cash equivalents and restricted cash at end of period	$1,992,470	$221,520
Non-cash investing and financing activities:
Issuance of common stock in connection with acquisition	$2,123,455	$—
Issuance of common stock in satisfaction of certain accrued compensation liabilities	$31,173	$27,619
Debt issuance costs not paid for	$6,649	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$5,241	$3,750
Capital expenditures not paid for during the period	$—	$17,944

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Viasat, Inc. Stockholders
	Common Stock
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total
	(In thousands, except share data)
For the Three Months Ended June 30, 2023
Balance at March 31, 2023	76,912,016	$8	$2,540,679	$1,318,336	$(34,713)	$36,259	$3,860,569
Exercise of stock options	2,633	—	82	—	—	—	82
Stock-based compensation	—	—	24,882	—	—	—	24,882
Shares issued in settlement of certain accrued employee compensation liabilities	687,851	—	31,173	—	—	—	31,173
RSU awards vesting, net of shares withheld for taxes which have been retired	88,619	—	(2,212)	—	—	—	(2,212)
Shares issued in connection with acquisition of business, net of issuance costs	46,363,636	5	2,123,450	—	—	—	2,123,455
Other noncontrolling interest activity	—	—	—	—	—	1	1
Net income (loss)	—	—	—	(77,004)	—	102	(76,902)
Other comprehensive income (loss), net of tax	—	—	—	—	14,824	—	14,824
Balance at June 30, 2023	124,054,755	$13	$4,718,054	$1,241,332	$(19,889)	$36,362	$5,975,872

For the Three Months Ended June 30, 2022
Balance at March 31, 2022	74,428,816	$7	$2,421,950	$233,530	$(21,621)	$48,728	$2,682,594
Issuance of stock under Employee Stock Purchase Plan	369,712	—	9,626	—	—	—	9,626
Stock-based compensation	—	—	24,158	—	—	—	24,158
Shares issued in settlement of certain accrued employee compensation liabilities	719,989	1	27,618	—	—	—	27,619
RSU awards vesting, net of shares withheld for taxes which have been retired	33,306	—	(505)	—	—	—	(505)
Net income (loss)	—	—	—	(21,564)	—	525	(21,039)
Other comprehensive income (loss), net of tax	—	—	—	—	(20,341)	—	(20,341)
Balance at June 30, 2022	75,551,823	$8	$2,482,847	$211,966	$(41,962)	$49,253	$2,702,112

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation

The accompanying condensed consolidated balance sheet at June 30, 2023, the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended June 30, 2023 and 2022, the condensed consolidated statements of cash flows for the three months ended June 30, 2023 and 2022 and the condensed consolidated statements of equity for the three months ended June 30, 2023 and 2022 have been prepared by the management of Viasat, Inc. (also referred to hereafter as the Company or Viasat), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended March 31, 2023 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 31, 2023 included in the Company’s Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

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

On May 30, 2023, the Company purchased all of the issued and outstanding shares of Connect Topco Limited, a private company limited by shares and incorporated in Guernsey (Inmarsat Holdings and, together with its subsidiaries, Inmarsat) in exchange for approximately $550.7 million in cash and 46.36 million unregistered shares of the Company’s common stock (the Inmarsat Acquisition). In connection with the closing of the Inmarsat Acquisition, the Company entered into a $616.7 million senior secured term loan facility (the 2023 Term Loan Facility) and a $733.4 million unsecured bridge loan facility (the Bridge Facility), which were fully drawn at closing. See Note 4 – Acquisition and Note 8 – Senior Notes and Other Long-Term Debt for more information. The Inmarsat Acquisition was accounted for as a purchase and accordingly, the condensed consolidated financial statements include the operating results of Inmarsat from the date of acquisition.

In connection with the closing of the Inmarsat Acquisition, the Company's certificate of incorporation was amended to increase the number of shares of common stock authorized for issuance from 100,000,000 to 200,000,000 as previously approved by the Company's stockholders at a special meeting held on June 21, 2022.

On January 3, 2023, the Company completed the sale of certain assets and liabilities comprising the Company's Link-16 Tactical Data Links business (the Link-16 TDL Business), part of the Company's government systems segment, to L3Harris Technologies, Inc. (L3Harris) in exchange for approximately $1.96 billion in cash, subject to adjustments (the Link-16 TDL Sale). In accordance with the authoritative guidance for discontinued operations (Accounting Standards Codification (ASC) 205-20), the Company determined that the Link-16 TDL Business met held-for-sale and discontinued operations accounting criteria at the end of the second quarter of fiscal year 2023. Therefore, for comparability purposes, the Company recast the previously disclosed first quarter of fiscal year 2023 information and classified the results of the Link-16 TDL Business as discontinued operations in its condensed consolidated statements of operations for the three months ended June 30, 2022. The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows for the three months ended June 30, 2022. Unless otherwise noted, discussion within the notes to the condensed consolidated financial statements relates to continuing operations only and excludes the Link-16 TDL Business. See Note 5 — Discontinued Operations for additional information.

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

Performance obligations

The timing of satisfaction of performance obligations may require judgment. The Company derives a substantial portion of its revenues from contracts with customers for services, primarily consisting of connectivity services. These contracts typically require advance or recurring monthly payments by the customer. The Company’s obligation to provide connectivity services is satisfied over time as the customer simultaneously receives and consumes the benefits provided. The measure of progress over time is based upon either a period of time (e.g., over the estimated contractual term) or usage (e.g., bandwidth used/bytes of data processed). The Company evaluates whether broadband equipment provided to its customers as part of the delivery of connectivity services represents a lease in accordance with the authoritative guidance for leases (ASC 842). As discussed further below under “Leases - Lessor accounting”, for broadband equipment leased to customers in conjunction with the delivery of connectivity services, the Company accounts for the lease and non-lease components of connectivity service arrangements as a single performance obligation as the connectivity services represent the predominant component.

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

Contract costs on U.S. Government contracts are subject to audit and review by the Defense Contracting Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. Government agencies, as well as negotiations with U.S. Government representatives. As of June 30, 2023, the DCAA had completed its incurred cost audit for fiscal years 2004, 2016, 2019, 2020 and 2021. The DCMA approved the Company’s incurred costs for those fiscal years, with the exception of 2021, which is pending The DCMA also approved the Company’s incurred costs for fiscal years 2005 through 2015, 2017, 2018 and 2022 without further audit based on the determination of low risk. Although the Company has recorded contract revenues subsequent to fiscal year 2020 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. The Company had $13.6 million and $12.9 million as of June 30, 2023 and March 31, 2023, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. Government cost reimbursable contracts (see Note 10 — Commitments and Contingencies for more information).

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

Transaction price allocated to remaining performance obligations

The Company’s remaining performance obligations represent the transaction price of firm contracts and orders for which work has not been performed. The Company includes in its remaining performance obligations only those contracts and orders for which it has accepted purchase orders. Remaining performance obligations associated with the Company’s subscribers for fixed consumer and business broadband services in its satellite services segment exclude month-to-month service contracts in accordance with a practical expedient and are estimated using a portfolio approach in which the Company reviews all relevant promotional activities and calculates the remaining performance obligation using the average service component for the portfolio and the average time remaining under the contract. The Company’s future recurring in-flight connectivity service contracts in its satellite services segment do not have minimum service purchase requirements and therefore are not included in the Company’s remaining performance obligations. As of June 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $3.8 billion, of which the Company expects to recognize almost half over the next 12 months, with the balance recognized thereafter.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following sets forth disaggregated reported revenue by segment and product and services for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$127,881	$108,491	$236,372
Service revenues	398,484	20,714	124,221	543,419
Total revenues	$398,484	$148,595	$232,712	$779,791

	Three Months Ended June 30, 2022
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$93,575	$78,920	$172,495
Service revenues	312,100	19,209	71,252	402,561
Total revenues	$312,100	$112,784	$150,172	$575,056

Revenues from the U.S. Government as an individual customer comprised approximately 17% and 15% of total revenues for the three months ended June 30, 2023 and 2022, respectively, mainly reported within the government systems segment. Revenues from the Company’s other customers, mainly reported within the commercial networks and satellite services segments, comprised approximately 83% and 85% of total revenues for the three months ended June 30, 2023 and 2022, respectively.

The Company’s satellite services segment revenues are primarily derived from the Company’s fixed broadband services, in-flight services, maritime and narrowband services (primarily acquired through the Inmarsat Acquisition) and energy services.

Revenues in the Company’s commercial networks and government systems segments are primarily derived from three types of contracts: fixed-price, cost-reimbursement and time-and-materials contracts. Fixed-price contracts (which require the Company to provide products and services under a contract at a specified price) comprised approximately 86% and 84% of the Company’s total revenues for these segments for the three months ended June 30, 2023 and 2022, respectively. The remainder of the Company’s revenues in these segments for such periods was derived primarily from cost-reimbursement contracts (under which the Company is reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (under which the Company is reimbursed for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

Historically, a significant portion of the Company’s revenues in its commercial networks and government systems segments has been derived from customer contracts that include the development of products. The development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for the Company’s funded development from its customer contracts were approximately 15% and 18% of its total revenues for the three months ended June 30, 2023 and 2022, respectively.

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

The following table presents contract assets and liabilities as of June 30, 2023 and March 31, 2023:

	As of June 30, 2023	As of March 31, 2023
	(In thousands)
Unbilled accounts receivable	$130,655	$104,889
Collections in excess of revenues and deferred revenues	291,749	132,187
Deferred revenues, long-term portion	1,040,119	84,747

Unbilled accounts receivable increased by $25.8 million during the three months ended June 30, 2023, primarily driven by revenue recognized in the Company’s satellite services segment in excess of billings. The Inmarsat Acquisition contributed approximately $15.0 million of unbilled accounts receivable.

Collections in excess of revenues and deferred revenues increased by $159.6 million during the three months ended June 30, 2023, primarily driven by advances on goods or services received in excess of revenue recognized mainly in the Company’s satellite services and government systems segments. Based on preliminary estimates, the Inmarsat Acquisition contributed approximately $144.1 million of collections in excess of revenues and deferred revenues.

Based on preliminary estimates, the Inmarsat Acquisition contributed approximately $860.0 million of deferred revenues (long-term).

During the three months ended June 30, 2023, the Company recognized revenue of $53.8 million that was previously included in the Company’s collections in excess of revenues and deferred revenues at March 31, 2023. During the three months ended June 30, 2022, the Company recognized revenue of $75.6 million that was previously included in the Company’s collections in excess of revenues and deferred revenues at March 31, 2022.

Cash equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase, with a significant portion held in U.S. government-backed qualified money-market securities.

Restricted cash

Restricted cash relates to deposits required by certain counterparties as collateral pursuant to outstanding letters of credit. Restricted cash as of June 30, 2023 and March 31, 2023 was $34.0 million and $30.5 million, respectively.

In accordance with the authoritative guidance for the statement of cash flows (ASU 230), the following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that total to the amounts shown in the condensed consolidated statements of cash flows.

	As of June 30, 2023	As of March 31, 2023
	(In thousands)
Cash and cash equivalents	$1,958,506	$1,348,854
Restricted cash	33,964	30,532
Total cash and cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$1,992,470	$1,379,386

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Short-term investments

Short-term investments comprise deposits held with banks, money market funds, certificate of deposits and other short-term, highly liquid investments with an original maturity of between 91 and 120 days.

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

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (ASC 835-20). With respect to the construction of satellites, gateway and networking equipment and other assets under construction, the Company capitalized $56.7 million of interest expense for the three months ended June 30, 2023, and $33.6 million for the three months ended June 30, 2022.

The Company's complementary fleet of 22 satellites in space spans the Ka-, L- and S- bands. In addition to Viasat’s legacy satellite fleet, the closing of the Inmarsat Acquisition added: five additional high-bandwidth Ka-band satellites, eight high-availability L-band satellites (three of which are contingency satellites in orbit but not currently in service), an S-band satellite that supports the European Aviation Network (EAN) to provide IFC services to commercial airlines in Europe, and two I-6 class hybrid Ka-/L-band satellites (the I-6 F1 and I-6 F2 satellites), with additional satellites under development. In addition to the Company's satellite fleet, the Company has purchased capacity on and has access to additional regional partner satellites. In addition, the Company owns related earth stations and networking equipment for all of its satellites. The Company procures CPE units leased to customers in order to connect to the Company's satellite network as part of the Company’s satellite services segment, which are reflected in investing activities and property, equipment and satellites, net in the accompanying condensed consolidated financial statements. The Company depreciates the satellites, earth stations and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites, net, as of June 30, 2023 were $609.2 million and $216.0 million, respectively. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites, net, as of March 31, 2023 were $395.4 million and $213.6 million, respectively.

The Company launched the first of its third-generation ViaSat-3 class satellites, ViaSat-3 Americas, into orbit on April 30, 2023 (see Note 13 – Subsequent Event for more information) and is planning to launch two additional third-generation ViaSat-3 class satellites currently under construction.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The Company’s operating leases consist primarily of leases for office space, data centers and satellite ground facilities and have remaining terms that typically range from less than one year to 10 years, some of which include renewal options, and some of which include options to terminate the leases within one year. Certain earth station leases have renewal terms that have been deemed to be reasonably certain to be exercised and as such have been recognized as part of the Company’s right-of-use assets and lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company recognizes right-of-use assets and lease liabilities for such leases in accordance with ASC 842. The Company reports operating lease right-of-use assets in operating lease right-of-use assets and the current and non-current portions of its operating lease liabilities in accrued and other liabilities and non-current operating lease liabilities, respectively.

Lessor accounting

For broadband equipment leased to customers in conjunction with the delivery of connectivity services, the Company has made an accounting policy election not to separate the broadband equipment from the related connectivity services. The connectivity services are the predominant component of these arrangements. The connectivity services are accounted for in accordance with ASC 606. The Company is also a lessor for certain insignificant communications equipment. These leases meet the criteria for operating lease classification. Lease income associated with these leases is not material.

Business combinations

The authoritative guidance for business combinations (ASC 805) requires that all business combinations be accounted for using the purchase method. The purchase price for business combinations is allocated to the estimated fair values of acquired tangible and intangible assets, and assumed liabilities, where applicable. The Company recognizes technology, contracts and customer relationships, orbital slots and spectrum assets, trade names and other as identifiable intangible assets, which are recorded at fair value as of the transaction date. Goodwill is recorded when consideration transferred exceeds the fair value of identifiable assets and liabilities. Measurement-period adjustments to assets acquired and liabilities assumed with a corresponding offset to goodwill are recorded in the period they occur, which may include up to one year from the acquisition date. Contingent consideration is recorded at fair value at the acquisition date.

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs related to patents of $3.7 million were included in other assets as of both June 30, 2023 and March 31, 2023. The Company capitalized costs of $80.5 million and $77.0 million related to acquiring and obtaining orbital slots and other licenses included in other assets as of June 30, 2023 and March 31, 2023, respectively. Accumulated amortization related to these assets was $7.2 million and $6.8 million as of June 30, 2023 and March 31, 2023, respectively. Amortization expense related to these assets was an insignificant amount for both the three months ended June 30, 2023 and 2022. If a patent, orbital slot or other license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During the three months ended June 30, 2023 and 2022, the Company did not write off any significant costs due to abandonment or impairment.

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense using the effective interest rate method, or, when the results are not materially different, on a straight-line basis over the expected term of the related debt. During the three months ended June 30, 2023 and 2022, the Company capitalized $41.2 million of debt issuance costs and no debt issuance costs, respectively. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in loss on extinguishment of debt in the condensed consolidated statements of operations and comprehensive income (loss). Debt issuance costs related to the Company’s revolving credit facilities are recorded in other long-term assets in the condensed consolidated balance sheets in accordance with the authoritative guidance for imputation of interest (ASC 835-30). Debt issuance costs related to the Company’s $700.0 million senior secured term loan facility (the Term Loan Facility), the Company's $616.7 million 2023 Term Loan Facility, the Company's $733.4 million Bridge Facility, the Company's 5.625% Senior Notes due 2025 (the 2025 Notes), the Company’s 5.625% Senior Secured Notes due 2027 (the 2027 Notes), the Company’s 6.500% Senior Notes due 2028 (the 2028 Notes) and the Company's direct loan facility with the Export-Import Bank of the United States (the Ex-Im Credit Facility and, together with the Term Loan Facility, the 2023 Term Loan Facility and the Bridge Facility, the Viasat Credit Facilities), as well as

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

debt issuance costs related to Inmarsat's $1.75 billion senior secured term loan facility (the Inmarsat Term Loan Facility) and Inmarsat's 6.750% Senior Secured Notes due 2026 (the Inmarsat 2026 Notes), are recorded as a direct deduction from the carrying amount of the related debt, consistent with debt discounts, in accordance with the authoritative guidance for imputation of interest (ASC 835-30).

Software development

Costs of developing software for sale are charged to independent research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. Capitalized costs, net, of $223.8 million and $222.2 million related to software developed for resale were included in other assets as of June 30, 2023 and March 31, 2023, respectively. The Company capitalized $16.0 million and $8.7 million of costs related to software developed for resale for the three months ended June 30, 2023 and 2022, respectively. Amortization expense for capitalized software development costs was $14.4 million and $9.2 million for the three months ended June 30, 2023 and 2022, respectively.

Self-insurance and post-retirement medical benefit liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company has recorded self-insurance liability for its plans of $7.7 million and $7.9 million as of June 30, 2023 and March 31, 2023, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued and other liabilities in accordance with the estimated timing of the projected payments.

As a part of the Inmarsat Acquisition, the Company assumed a post-retirement medical benefit plan for retired employees (and their dependents) who were employed by Inmarsat before January 1, 1998. The plan is self-funded and there are no plan assets from which the costs are paid. The cost of providing these benefits is actuarially determined and accrued over the service period of the active employee groups. Inmarsat's post-retirement medical liability is capped at the United Kingdom Consumer Price Index +1%.

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At June 30, 2023 and March 31, 2023, no such amounts were accrued related to the aforementioned provisions.

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

Common stock held in treasury

As of June 30, 2023 and March 31, 2023, the Company had no shares of common stock held in treasury.

During the three months ended June 30, 2023 and 2022, the Company issued 137,469 and 46,471 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, during the three months ended June 30, 2023 and 2022, the Company repurchased 48,850 and 13,165 shares of common stock, respectively, at cost and with a total value of $2.2 million and an insignificant amount, respectively. Although shares withheld for employee withholding taxes are technically not issued, they are treated as common stock repurchases for accounting purposes (with such shares deemed to be repurchased and then immediately retired), as they reduce the number of shares that otherwise would have been issued upon vesting of the restricted stock units. These retired shares remain as authorized stock and are considered to be unissued. The retirement of treasury stock had no impact on the Company’s total consolidated stockholders’ equity.

Derivatives

As a result of the Inmarsat Acquisition on May 30, 2023 (see Note 4 – Acquisition for more information), the Company assumed interest rate cap contracts to hedge the variable interest rate under the Inmarsat Term Loan Facility (see Note 8 – Senior Notes and Other Long-Term Debt for more information). The interest rate cap contracts provided protection of USD LIBOR up to 2% and covered 98% of the total nominal amount of the Inmarsat Term Loan Facility. At the time of the acquisition, the Company continued to account for the interest rate cap contracts as cash-flow hedges.

The Company does not use this instrument, or these types of instruments in general, for speculative or trading purposes. The Company’s objective is to reduce the risk to earnings and cash flows associated with changes in debt with variable interest rates. Derivative instruments are recognized as either assets or liabilities in the condensed consolidated balance sheets and are measured at fair value. The value of a hedging derivative is classified as a non-current asset or

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

liability if the cash flows are due to be received in greater than 12 months, and as a current asset or liability if the cash flows are due to be received in less than 12 months.

Gains and losses arising from derivative instruments not designated as hedging instruments are recorded in other income (expense) as gains (losses) on derivative instruments. Gains and losses arising from changes in the fair value of derivative instruments which are designated as cash-flow hedging instruments are recorded in accumulated other comprehensive income (loss) as unrealized gains (losses) on derivative instruments until the underlying transaction affects the Company’s earnings, at which time they are then recorded in the same income statement line as the underlying transaction.

During the three months ended June 30, 2023, the Company recognized a gain of $12.7 million in other comprehensive income arising from changes in the fair value of the interest rate cap contracts (designated as cash-flow hedging instruments) related to the Inmarsat Term Loan Facility. The Company released $4.4 million from other comprehensive income to interest expense (based on the nature of the underlying transaction) during the first quarter of fiscal year 2024. As of June 30, 2023, the fair value of the Company's interest rate cap contracts was $52.6 million recorded as an other current asset and $26.1 million recorded as an other asset (long-term).

At June 30, 2023 the estimated net amount of unrealized gains or losses related to the interest rate cap contracts that was expected to be reclassified to earnings within the next 12 months was $52.6 million. The interest rate cap contracts outstanding as of June 30, 2023 will mature in February 2025.

Stock-based compensation

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award. Expense for restricted stock units and stock options is recognized on a straight-line basis over the employee’s requisite service period. Expense for total shareholder return (TSR) performance stock options that vest is recognized regardless of the actual TSR outcome achieved and is recognized on a graded-vesting basis. The Company accounts for forfeitures as they occur. The Company recognized $21.8 million and $20.2 million of stock-based compensation expense for the three months ended June 30, 2023 and 2022, respectively. The Company recognizes excess tax benefits or deficiencies on vesting or settlement of awards as discrete items within income tax benefit or provision within net income (loss) and the related cash flows are classified within operating activities.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Recent authoritative guidance

In October 2021, the FASB issued ASU 2021-08, Business Combinations (ASC 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with ASC 606 as if the acquirer had originated the contracts. The Company adopted the new guidance prospectively in the first quarter of fiscal year 2024 and applied its provisions to the Inmarsat Acquisition (see Note 4 – Acquisition).

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (ASC 815): Fair Value Hedging—Portfolio Layer Method. ASU 2022-01 clarifies the accounting and promotes consistency in reporting for hedges where the portfolio layer method is applied. The Company adopted the new guidance in the first quarter of fiscal year 2024 and the guidance did not have a material impact on its consolidated financial statements and disclosures.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (ASC 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors, while enhancing certain disclosure requirements for loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Furthermore, it requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments – Credit Losses – Measured at Amortized Cost. The Company adopted the new guidance prospectively in the first quarter of fiscal year 2024 and the guidance did not have a material impact on its consolidated financial statements and disclosures.

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

In September 2022, the FASB issued ASU 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. ASU 2022-04 enhances the transparency of supplier finance programs. In each annual reporting period, the buyer in a supplier finance program is required to disclose information about the key terms of the program, the outstanding confirmed amounts, a rollforward of such amounts, and a description of where those obligations are presented in the balance sheet. In each interim reporting period, the buyer should disclose the outstanding confirmed amounts as of the end of the interim period. The Company adopted the new guidance in the first quarter of fiscal year 2024 (including early adoption of the amendment on the rollforward information) and the guidance did not have a material impact on its consolidated financial statements and disclosures.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2 — Composition of Certain Balance Sheet Captions

	As of June 30, 2023	As of March 31, 2023
	(In thousands)
Accounts receivable, net:
Billed	$513,517	$327,148
Unbilled	130,655	104,889
Allowance for doubtful accounts	(13,642)	(12,103)
	$630,530	$419,934
Inventories:
Raw materials	$111,303	$68,655
Work in process	25,820	25,347
Finished goods	198,438	174,561
	$335,561	$268,563
Prepaid expenses and other current assets:
Prepaid expenses	$175,414	$115,701
Other	158,228	60,928
	$333,642	$176,629
Property, equipment and satellites, net:
Equipment and software (estimated useful life of 3-7 years)	$3,109,932	$1,917,243
CPE leased equipment (estimated useful life of 4-7 years)	609,183	395,427
Furniture and fixtures (estimated useful life of 7 years)	64,035	58,807
Leasehold improvements (estimated useful life of 2-17 years)	180,112	151,827
Buildings (estimated useful life of 12-38 years)	16,425	12,487
Land	29,434	3,873
Construction in progress	1,033,066	685,646
Satellites (estimated useful life of 7-17 years)	2,705,771	1,056,313
Satellite Ka-band capacity obtained under finance leases (estimated useful life of 7-11 years)	175,712	175,712
Satellites under construction	3,689,340	2,252,908
	11,613,010	6,710,243
Less: accumulated depreciation and amortization	(2,450,119)	(2,331,960)
	$9,162,891	$4,378,283
Other acquired intangible assets, net:
Contracts and customer relationships (weighted average useful life of 11 years)	1,068,425	132,563
Orbital slots and spectrum assets (weighted average useful life of 12 years)	1,018,600	8,600
Technology (weighted average useful life of 7 years)	$258,492	$151,327
Trade name (weighted average useful life of 8 years)	117,419	32,253
Other (weighted average useful life of 6 years)	257,568	21,782
	2,720,504	346,525
Less: accumulated amortization	(174,374)	(145,320)
	$2,546,130	$201,205
Other assets:
Deferred income taxes	$177,014	$23,724
Capitalized software costs, net	223,847	222,155
Patents, orbital slots and other licenses, net	76,952	73,932
Other	249,592	146,227
	$727,405	$466,038
Accrued and other liabilities:
Collections in excess of revenues and deferred revenues	$291,749	$132,187
Accrued employee compensation	91,482	125,349
Accrued vacation	50,370	45,177
Operating lease liabilities	66,340	50,639
Income taxes payable	192,546	113,905
Other	341,578	179,975
	$1,034,065	$647,232
Other liabilities:
Deferred revenues, long-term portion	$1,040,119	$84,747
Deferred income taxes	1,408,701	85,989
Other	363,272	47,806
	$2,812,092	$218,542

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

The following tables present the Company's hierarchy for its assets measured at fair value on a recurring basis as of both June 30, 2023 and March 31, 2023. The Company had no liabilities measured at fair value on a recurring basis as of both June 30, 2023 and March 31, 2023:

	Fair Value as of June 30, 2023	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$1,092,609	$1,092,609	$—	$—
Short-term investments	134,266	134,266	—	—
Interest rate cap contracts	78,638	—	78,638	—
Total assets measured at fair value on a recurring basis	$1,305,513	$1,226,875	$78,638	$—

	Fair Value as of March 31, 2023	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$757,600	$757,600	$—	$—
Total assets measured at fair value on a recurring basis	$757,600	$757,600	$—	$—

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Cash equivalents — The Company’s cash equivalents consist of money market funds, with a significant portion held in U.S. government backed qualified money market securities.

Short-term investments — The Company’s short-term investments consist of deposits held with banks, money market funds, certificate of deposits and other short-term, highly liquid investments with an original maturity of between 91 and 120 days.

Interest rate cap contracts — The Company assumed interest rate cap contracts to hedge the variable interest rate under the Inmarsat Term Loan Facility (see Note 1 – The Company and a Summary of Its Significant Accounting Policies – Derivatives for more information). The Company’s interest rate cap contracts are valued using the forward interest rate curve at each reporting date (Level 2).

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Contingencies — In connection with the acquisition of the remaining 51% interest in Euro Broadband Infrastructure Sàrl (EBI) on April 30, 2021, part of the purchase price consideration will not be determined until approximately two years after the closing date, when the Company may pay or receive up to €20.0 million, or approximately $21.8 million, in cash. The consideration to be paid in the future is contingent based on certain outcomes as defined in the acquisition agreement. Each reporting period, the Company estimates the fair value of the contingent consideration based on unobservable inputs and probability weightings using standard valuation techniques (Level 3). The fair value amount is currently recorded in other current assets within the prepaid expenses and other current assets caption on the Company's condensed consolidated balance sheets and any change to fair value is recorded in the Company’s condensed consolidated statements of operations each reporting period. As of June 30, 2023 and March 31, 2023, and for the three months ended June 30, 2023 and 2022, the Company’s fair value estimate, and change in fair value of the contingent consideration were immaterial.

Long-term debt — The Company’s long-term debt consists of borrowings under the Viasat Credit Facilities and Inmarsat's $2.45 billion senior secured credit facility (the Inmarsat Secured Credit Facility), $700.0 million in aggregate principal amount of 2025 Notes, $600.0 million in aggregate principal amount of 2027 Notes, $400.0 million in aggregate principal amount of 2028 Notes, $2.08 billion in aggregate principal amount of Inmarsat 2026 Notes and finance lease obligations reported at the present value of future minimum lease payments with current accrued interest. Long-term debt related to Viasat's $700.0 million revolving credit facility (the Viasat Revolving Credit Facility) and Inmarsat's $700.0 million revolving line of credit under the Inmarsat Secured Credit Facility (the Inmarsat Revolving Credit Facility) is reported at the outstanding principal amount of borrowings, while long-term debt related to the Term Loan Facility, the Ex-Im Credit Facility, the Inmarsat Term Loan Facility, the 2025 Notes, the 2027 Notes and the 2028 Notes is reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s long-term debt related to the Term Loan Facility, the 2023 Term Loan Facility, the Viasat Revolving Credit Facility and the Inmarsat Secured Credit Facility approximates its carrying amount due to its variable interest rate, which approximates a market interest rate. As of June 30, 2023 and March 31, 2023, the fair value of the Company’s long-term debt related to the Ex-Im Credit Facility was Level 2 and was approximately $47.8 million and $57.1 million, respectively. As of June 30, 2023 and March 31, 2023, the estimated fair value of the Company’s outstanding long-term debt related to each series of Notes was Level 2 and was $676.6 million and $661.5 million, respectively, for the 2025 Notes, $558.3 million and $561.7 million, respectively, for the 2027 Notes, and $337.7 million and $292.0 million, respectively, for the 2028 Notes. The fair value of the Company’s outstanding long-term debt as of June 30, 2023 related to the Inmarsat 2026 Notes was Level 2 and was $2.02 billion. The fair value of the Company’s outstanding long-term debt as of June 30, 2023 related to the Bridge Facility was Level 2 and was approximately $619.2 million.

Satellite performance incentive obligations — The Company’s contracts with satellite manufacturers require the Company to make monthly in-orbit satellite performance incentive payments with respect to certain satellites in commercial service, including interest, through fiscal year 2028, subject to the continued satisfactory performance of the applicable satellites. The Company records the net present value of these expected future payments as a liability and as a component of the cost of the satellites. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentive obligations on a recurring basis. The fair value of the Company’s outstanding satellite performance incentive obligations is estimated to approximate their carrying value based on current rates (Level 2). As of June 30, 2023 and March 31, 2023, the Company’s estimated satellite performance incentive obligations relating to certain satellites in commercial service, including accrued interest, were $19.0 million and $20.0 million, respectively.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 4 — Acquisition

On May 30, 2023, the Company completed the acquisition of all outstanding shares of Inmarsat Holdings, a privately held leading provider of global mobile satellite communications services. The Inmarsat Acquisition positions the Company as a leading global communications innovator with enhanced scale and scope to affordably, securely and reliably connect the world. The complementary assets and resources of the combined company position the Company to provide advanced new services in mobile and fixed segments, driving greater customer choice in broadband communications and narrowband services (including the Internet of Things (IoT)). These benefits and additional opportunities were among the factors that contributed to a purchase price resulting in the recognition of preliminary estimated goodwill of $956.2 million and $478.1 million which was recognized in the Company's satellite services and government systems segments, respectively. The goodwill recognized was not deductible for U.S. and foreign income tax purposes.

The consideration transferred of approximately $2.7 billion was comprised of $2.1 billion of the fair value of approximately 46.36 million unregistered shares of the Company’s common stock issued at the closing of the transaction and $550.7 million in cash consideration. In connection with the Inmarsat Acquisition, the Company recorded $27.4 million and $12.7 million of acquisition-related transaction costs during the three months ended June 30, 2023 and 2022, respectively, included in selling, general and administrative expenses.

The purchase price allocation is preliminary primarily due to the pending finalization of the Company’s valuation analysis and review of various tax attributes. The Company allocated the purchase price to tangible and intangible assets acquired and liabilities assumed based on the preliminary estimates of their fair values, which is subject to adjustment for up to one year after the close of the acquisition as additional information is obtained. The preliminary purchase price allocation of the acquired assets and assumed liabilities in the Inmarsat Acquisition based on the preliminary estimated fair values as of May 30, 2023 is as follows:

(In thousands)
Current assets	$652,396
Property, equipment and satellites	4,589,853
Identifiable intangible assets	2,370,700
Other assets	401,754
Total assets acquired	$8,014,703
Current liabilities	(579,874)
Long-term debt	(3,519,550)
Other long-term liabilities	(2,670,504)
Total liabilities assumed	$(6,769,928)
Goodwill	1,434,317
Total consideration transferred	$2,679,092

Current liabilities and other long-term liabilities include approximately $29.6 million and $248.3 million, respectively, of unfavorable contract liabilities. Estimated amounts assigned to identifiable intangible assets are being amortized on a straight-line basis over their estimated useful lives (which approximates the economic pattern of benefit) and are as follows as of May 30, 2023:

		Weighted
	Estimated Fair Value	Average Estimated Useful Life
	(In thousands)	(In years)
Orbital slots and spectrum assets	1,010,000	12
Customer relationships	935,000	11
Technology	105,000	7
Trade name	85,000	8
Other	235,700	5
Total identifiable intangible assets	$2,370,700	11

The intangible assets acquired in the Inmarsat Acquisition were determined in accordance with the authoritative guidance for business combinations (ASC 805), based on estimated fair values using valuation techniques consistent with the market approach, income approach and/or cost approach to measure fair value.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The condensed consolidated financial statements include the operating results of Inmarsat from the date of acquisition. Since the acquisition date on May 30, 2023, the Company recorded approximately $134.1 million in revenue during the three months ended June 30, 2023, and an insignificant amount of net income during the three months ended June 30, 2023, with respect to the Inmarsat business (primarily in the Company’s satellite services segment, with a portion included in its government systems segment and an insignificant amount included in its commercial networks segment) in the condensed consolidated statements of operations.

Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations for the Company and Inmarsat on a pro forma basis, as though the companies had been combined as of the beginning of fiscal year 2023, April 1, 2022. The pro forma information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the related fiscal periods. The pro forma financial information for the three months ended June 30, 2023 and 2022 include the business combination accounting effects primarily related to the amortization and depreciation changes from acquired intangible and tangible assets, acquisition-related transaction costs and related tax effects.

	Three Months Ended	Three Months Ended
	June 30, 2023	June 30, 2022
	(In thousands)
Total revenues	$1,050,226	$944,410
Net income (loss) attributable to Viasat, Inc.	$(41,962)	$(222,689)

Note 5 — Discontinued Operations

On October 1, 2022, the Company entered into an Asset Purchase Agreement to sell the Link-16 TDL Business in its government systems segment to L3Harris in exchange for approximately $1.96 billion in cash, subject to adjustments. In accordance with ASC 205-20, the Company determined that the Link-16 TDL Business met held-for sale and discontinued operations accounting criteria at the end of the second quarter of fiscal year 2023. On January 3, 2023, the Company completed the Link-16 TDL Sale. Therefore, for comparability purposes, the Company recast the previously disclosed first quarter of fiscal year 2023 information and classified the results of the Link-16 TDL Business as discontinued operations in its condensed consolidated statements of operations for the three months ended June 30, 2022.

In connection with the closing of the Link-16 TDL Sale on January 3, 2023, the Company and L3Harris entered into certain ancillary commercial agreements, including certain license agreements for the cross-licensing by each party of certain intellectual property rights relating to the Link-16 TDL Business and the Company’s retained businesses, a supply agreement with respect to the supply of certain Link-16 and related products following the closing, and certain services agreements for the provision of engineering and support services for the transition of the Link-16 TDL Business following the closing, in each case subject to the terms and conditions set forth therein. The impact of these agreements on the Company's condensed consolidated financial statements was not significant.

The operating results of the discontinued operations only reflect revenues and expenses that are directly attributable to the Link-16 TDL Business that will be eliminated from continuing operations. The following table presents key components of “Net income (loss) from discontinued operations, net of tax” for the three months ended June 30, 2022:

Three Months Ended
June 30, 2022
(In thousands)
Revenues	$103,167
Operating expenses:
Cost of revenues	64,605
Other operating expenses	8,986
Net income (loss) from discontinued operations before income taxes	$29,576
(Provision for) benefit from income taxes	(12,051)
Net income (loss) from discontinued operations, net of tax	$17,525

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. The following table presents key cash flow and non-cash information related to discontinued operations for the three months ended June 30, 2022:

Three Months Ended
June 30, 2022
(In thousands)
Depreciation	$2,968
Amortization of intangible assets	462
Capital expenditures	3,289

Note 6 — Shares Used In Computing Diluted Net Income (Loss) Per Share

The weighted average number of shares used to calculate basic and diluted net loss per share attributable to Viasat, Inc. common stockholders is the same for the three months ended June 30, 2023 and 2022, as the Company incurred a net loss from continuing operations (excluding income (loss) from continuing operations attributable to the noncontrolling interest) for such periods and inclusion of potentially dilutive weighted average shares of common stock would be antidilutive.

Potentially dilutive weighted average shares excluded from the calculation for the three months ended June 30, 2023 and 2022 consisted of 209,581 shares and 606,634 shares, respectively, related to stock options (other than TSR performance stock options), 1,714,844 shares and 182,609 shares, respectively, related to TSR performance stock options, 2,056,995 shares and 2,699,956 shares, respectively, related to restricted stock units and 626,271 shares and 716,346 shares, respectively, related to certain terms of the Viasat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan.

Note 7 — Goodwill and Acquired Intangible Assets

During the three months ended June 30, 2023, the increase in the Company’s goodwill primarily related to the Inmarsat Acquisition (see Note 4 — Acquisition — for more information) and foreign currency translation effect recorded within all three of the Company's segments. During the three months ended June 30, 2022, the decrease in the Company’s goodwill primarily related to a foreign currency translation effect recorded within all three of the Company's segments.

Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of two to 20 years (which approximates the economic pattern of benefit). Amortization expense related to other acquired intangible assets was $27.8 million and $7.5 million for the three months ended June 30, 2023 and 2022, respectively.

The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of international businesses acquired. The current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the three months ended June 30, 2023	$27,811

Expected for the remainder of fiscal year 2024	$204,988
Expected for fiscal year 2025	271,553
Expected for fiscal year 2026	271,401
Expected for fiscal year 2027	271,401
Expected for fiscal year 2028	271,401
Thereafter	1,255,386
$2,546,130

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 8 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of June 30, 2023 and March 31, 2023:

	As of June 30, 2023	As of March 31, 2023
	(In thousands)
2028 Notes	$400,000	$400,000
2027 Notes	600,000	600,000
2025 Notes	700,000	700,000
Term Loan Facility	693,000	694,750
Bridge Facility	733,400	—
2023 Term Loan Facility	616,700	—
Viasat Revolving Credit Facility	—	—
Ex-Im Credit Facility	49,130	58,957
Inmarsat 2026 Notes	2,075,000	—
Inmarsat Secured Credit Facility	1,693,125	—
Finance lease obligations (see Note 1)	33,479	36,405
Total debt	7,593,834	2,490,112
Unamortized discount and debt issuance costs	(315,783)	(30,672)
Less: current portion of long-term debt	59,757	37,939
Total long-term debt	$7,218,294	$2,421,501

Term Loan Facility

In March 2022, the Company entered into a $700.0 million Term Loan Facility, which was fully drawn at closing and matures on March 4, 2029. At June 30, 2023, the Company had $693.0 million in principal amount of outstanding borrowings under the Term Loan Facility.

Borrowings under the Term Loan Facility are required to be repaid in quarterly installments of $1.75 million each, which commenced on September 30, 2022, followed by a final installment of $654.5 million at maturity. Borrowings under the Term Loan Facility bear interest, at the Company’s option, at either (1) a base rate equal to the greater of the administrative agent’s prime rate as announced from time to time, the federal funds effective rate plus 0.50%, and the forward-looking term SOFR rate administered by CME for a one-month interest period plus 1.00%, subject to a floor of 1.50% for the initial term loans, plus an applicable margin of 3.50%, or (2) the forward-looking term SOFR rate administered by CME for the applicable interest period, subject to a floor of 0.50% for the initial term loans, plus an applicable margin of 4.50%. As of June 30, 2023, the effective interest rate on the Company’s outstanding borrowings under the Term Loan Facility was 10.14%. The Term Loan Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Term Loan Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of June 30, 2023, none of the Company’s subsidiaries guaranteed the Term Loan Facility.

The Term Loan Facility contains covenants that restrict, among other things, the ability of Company and its restricted subsidiaries to incur additional debt, grant liens, sell assets, make investments, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Term Loan Facility as of June 30, 2023.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2023 Term Loan Facility

In connection with the closing of the Inmarsat Acquisition, on May 30, 2023, the Company entered into a $616.7 million 2023 Term Loan Facility, which was fully drawn at closing and matures on May 30, 2030. At June 30, 2023, the Company had $616.7 million in principal amount of outstanding borrowings under the 2023 Term Loan Facility.

Borrowings under the 2023 Term Loan Facility are required to be repaid in quarterly installments of $1.5 million each, commencing on December 31, 2023, followed by a final installment of $576.6 million at maturity. Borrowings under the 2023 Term Loan Facility bear interest, at the Company's option, at either (1) a base rate equal to the greater of the administrative agent’s prime rate as announced from time to time, the federal funds effective rate plus 0.50%, and the forward-looking term SOFR rate administered by CME for a one-month interest period plus 1.00%, subject to a floor of 1.50% for the initial term loans, plus an applicable margin of 3.50%, or (2) the forward-looking term SOFR rate administered by CME for the applicable interest period, subject to a floor of 0.50% for the initial term loans, plus an applicable margin of 4.50%, plus a credit spread adjustment ranging from 0.11% to 0.43%. As of June 30, 2023, the effective interest rate on the Company’s outstanding borrowings under the 2023 Term Loan Facility was 10.64%. The 2023 Term Loan Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the 2023 Term Loan Facility) and secured by substantially all of the Company’s assets and any such subsidiaries' assets. As of June 30, 2023, none of the Company’s subsidiaries guaranteed the 2023 Term Loan Facility.

The 2023 Term Loan Facility contains covenants that restrict, among other things, the ability of Company and its restricted subsidiaries to incur additional debt, grant liens, sell assets, make investments, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the 2023 Term Loan Facility as of June 30, 2023.

Borrowings under the 2023 Term Loan Facility are recorded as current portion of long-term debt and as other long-term debt, net of unamortized discount and debt issuance costs, in the Company’s condensed consolidated financial statements. The 2023 Term Loan Facility was issued with an original issue discount of 2.50%, or $15.4 million. The original issue discount and deferred financing cost associated with the issuance of the borrowings under the 2023 Term Loan Facility are amortized to interest expense on a straight-line basis over the term of the 2023 Term Loan Facility, the results of which are not materially different from the effective interest rate basis.

Bridge Facility

In connection with the closing of the Inmarsat Acquisition, on May 30, 2023, the Company entered into a $733.4 million unsecured Bridge Facility, which was fully drawn at closing. As of June 30, 2023, the Company had $733.4 million in principal amount of outstanding borrowings under the Bridge Facility.

The Bridge Facility has an initial maturity date of May 30, 2024; provided that, if any of the initial bridge loan remains outstanding as of such date, such initial bridge loan will be automatically converted into a term loan (such term loan, the Extended Term Loan) with a maturity date of May 30, 2031. The initial bridge loan bears interest at a rate equal to the forward-looking term SOFR rate administered by CME for the applicable interest period, subject to a floor of 0.50%, plus a credit spread adjustment of 0.26% plus an applicable margin equal to (i) 4.75% from May 30, 2023 to (but excluding) August 30, 2023, (ii) 5.25% from August 30, 2023 to (but excluding) November 30, 2023, (iii) 5.75% from November 30, 2023 to (but excluding) February 29, 2024 and (iv) 6.25% from February 29, 2024 to (but excluding) May 30, 2024. The interest rate for the initial bridge loan is subject to a maximum total rate of 7.50% per annum. The Extended Term Loan, if applicable, will bear interest at a rate equal to 7.50% per annum. As of June 30, 2023, the effective interest rate on the Company’s outstanding borrowings under the Bridge Facility was 7.83%. Borrowings under the Bridge Facility are required to be guaranteed by certain significant domestic subsidiaries of Viasat (as defined in the Bridge Facility). As of June 30, 2023, none of the Company’s subsidiaries guaranteed the Bridge Facility.

The Bridge Facility contains covenants that restrict, among other things, the ability of the Company and its restricted subsidiaries to incur additional debt, grant liens, sell assets, make investments, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Bridge Facility as of June 30, 2023.

The Bridge Facility was issued at face value and is recorded as long-term debt, net of debt issuance costs, in the Company’s condensed consolidated financial statements. Debt issuance costs associated with the issuance of the Bridge Facility are amortized to interest expense on a straight-line basis over the term of the Bridge Facility, the results of which are not materially different from the effective interest rate basis.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Viasat Revolving Credit Facility

As of June 30, 2023, the Viasat Revolving Credit Facility provided a $700.0 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of January 18, 2024. At June 30, 2023, the Company had no outstanding borrowings under the Viasat Revolving Credit Facility and $38.1 million outstanding under standby letters of credit, leaving borrowing availability under the Viasat Revolving Credit Facility as of June 30, 2023 of $661.9 million.

Borrowings under the Viasat Revolving Credit Facility bear interest, at the Company’s option, at either (1) the highest of the federal funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. The Company has capitalized certain amounts of interest expense on the Viasat Revolving Credit Facility in connection with the construction of various assets during the construction period. The Viasat Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Viasat Revolving Credit Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of June 30, 2023, none of the Company’s subsidiaries guaranteed the Viasat Revolving Credit Facility.

The Viasat Revolving Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Viasat Revolving Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Viasat Revolving Credit Facility as of June 30, 2023.

On May 30, 2023, the Company entered into a commitment letter with lenders under the Viasat Revolving Credit Facility holding revolving credit commitments totaling $512.5 million in the aggregate to extend the maturity of such revolving credit commitments to a date that is five years from the execution of documentation formalizing the extension (the Revolving Extension Amendment). The Company expects the Revolving Extension Amendment to be consummated prior to August 28, 2023. The Revolving Extension Amendment is subject to customary conditions to closing, and there is no guarantee that the Company will obtain the Revolving Extension Amendment on the expected timeline or at all.

Ex-Im Credit Facility

The Ex-Im Credit Facility originally provided a $362.4 million senior secured direct loan facility, which was fully drawn. Of the $362.4 million in principal amount of borrowings made under the Ex-Im Credit Facility, $321.2 million was used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remaining $41.2 million used to finance the total exposure fees incurred under the Ex-Im Credit Facility (which included all previously accrued completion exposure fees). As of June 30, 2023, the Company had $49.1 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility.

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

The Ex-Im Credit Facility contains financial covenants regarding Viasat’s maximum total leverage ratio and minimum interest coverage ratio. In addition, the Ex-Im Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Ex-Im Credit Facility as of June 30, 2023.

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

Inmarsat Secured Credit Facility

As of June 30, 2023, the Inmarsat Secured Credit Facility comprised the $1.75 billion Inmarsat Term Loan Facility and the $700.0 million Inmarsat Revolving Credit Facility. As of June 30, 2023, Inmarsat had $1.69 billion in principal amount of outstanding borrowings under the Inmarsat Term Loan Facility and the Inmarsat Revolving Credit Facility was undrawn. The maturity date for the Inmarsat Term Loan Facility is December 12, 2026, and the maturity date for the Inmarsat Revolving Credit Facility is December 12, 2024. The Inmarsat Term Loan Facility is repayable in quarterly installments of $4.4 million, followed by a final installment on the maturity date.

Prior to June 30, 2023, borrowings under the Inmarsat Secured Credit Facility bore interest, at Inmarsat’s option, at either (1) the highest of the federal funds rate plus 0.50%, adjusted LIBOR plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) adjusted LIBOR, subject to a floor of 1.00% per annum, plus, in each case an applicable margin. As of June 30, 2023, the weighted average effective interest rate on the Company's outstanding borrowings under the Inmarsat Term Loan Facility was approximately 7.03%. Effective June 30, 2023, the reference rates under the Inmarsat Secured Credit Facility were transitioned from LIBOR to SOFR. Following the transition, borrowings under the Inmarsat Secured Credit Facility now bear interest, at Inmarsat's option, at either (1) the highest of (x) the greater of the federal funds rate or the overnight banking fund rate for such day plus 0.50%, (y) the forward-looking one-month term SOFR rate plus 3.50% or (z) the administrative agent's prime rate as announced from time to time, or (2) the forward-looking term SOFR rate for the applicable interest period, subject to a floor of 1.00% per annum for the Inmarsat Term Loan Facility, plus, in each case an applicable margin. The applicable margin for the term loan is 2.50% per annum for base rate loans and 3.50% per annum for SOFR loans. The applicable margin for borrowings under the Inmarsat Revolving Credit Facility is based on Inmarsat’s senior secured first lien net leverage ratio. The Inmarsat Secured Credit Facility is required to be guaranteed by certain material Inmarsat subsidiaries and secured by substantially all of the assets of the Inmarsat borrowers and subsidiary guarantors.

The Inmarsat Secured Credit Facility contains covenants that restrict, among other things, Inmarsat’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. In addition, a financial covenant regarding Inmarsat’s senior secured first lien leverage ratio applies in the event borrowings under the Inmarsat Revolving Credit Facility exceed the greater of $280.0 million and 40% of the revolving credit commitment thereunder. The borrowers under the Inmarsat Secured Credit Facility were in compliance with the financial covenants under the Inmarsat Secured Credit Facility as of June 30, 2023.

Borrowings under the Inmarsat Term Loan Facility are recorded as current portion of long-term debt and as other long-term debt, net of unamortized discount and debt issuance costs, in the Company’s condensed consolidated financial statements. The deferred financing cost associated with the incurrence of the borrowings under the Inmarsat Term Loan Facility are amortized to interest expense on a straight-line basis over the term of the facility, the results of which are not materially different from the effective interest rate basis.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The 2028 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Viasat Revolving Credit Facility. As of June 30, 2023, none of the Company’s subsidiaries guaranteed the 2028 Notes. The 2028 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2028 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2028 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

The 2027 Notes are required to be guaranteed on a senior secured basis by each of the Company’s existing and future subsidiaries that guarantees the Viasat Revolving Credit Facility. As of June 30, 2023, none of the Company’s subsidiaries guaranteed the 2027 Notes. The 2027 Notes are secured, equally and ratably with the Term Loan Facility, the 2023 Term Loan Facility, the Viasat Revolving Credit Facility and any future parity lien debt, by liens on substantially all of the Company’s and such subsidiaries' assets.

The 2027 Notes are the Company’s general senior secured obligations and rank equally in right of payment with all of its existing and future unsubordinated debt. The 2027 Notes are effectively senior to all of the Company’s existing and future unsecured debt (including the 2025 Notes and the 2028 Notes) as well as to all of any permitted junior lien debt that may be incurred in the future, in each case to the extent of the value of the assets securing the 2027 Notes. The 2027 Notes are effectively subordinated to any obligations that are secured by liens on assets that do not constitute a part of the collateral securing the 2027 Notes (such as the Inmarsat 2026 Notes), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2027 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

The 2025 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Viasat Revolving Credit Facility. As of June 30, 2023, none of the Company’s subsidiaries guaranteed the 2025 Notes. The 2025 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2025 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2025 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

Inmarsat Senior Secured Notes due 2026

In October 2019, certain subsidiaries of Inmarsat Holdings issued $2.08 billion in principal amount of Inmarsat 2026 Notes in a private placement to institutional buyers. The Inmarsat 2026 Notes bear interest at the rate of 6.750% per year, payable semi-annually in cash in arrears. Debt issuance costs associated with the issuance of the Inmarsat 2026 Notes are amortized to interest expense on a straight-line basis over the term of the Inmarsat 2026 Notes, the results of which are not materially different from the effective interest rate basis.

The Inmarsat 2026 Notes are secured by pari passu first priority liens on the collateral securing the Inmarsat Secured Credit Facility, and are required to be guaranteed on a senior secured basis by restricted subsidiaries of Inmarsat Holdings that guarantee or are borrowers under Inmarsat’s senior secured indebtedness, subject to exceptions. As of June 30, 2023, all of the subsidiaries of Inmarsat Holdings that were then guarantors or borrowers under the Inmarsat Secured Credit Facility guaranteed the Inmarsat 2026 Notes.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The indenture governing the Inmarsat 2026 Notes limits, among other things, the ability of the issuers and their restricted subsidiaries to: incur, assume or guarantee additional debt; issue redeemable stock and preferred stock; pay dividends, make distributions or redeem or repurchase capital stock; prepay, redeem or repurchase subordinated debt; make loans and investments; grant or incur liens; restrict dividends, loans or asset transfers from restricted subsidiaries; sell or otherwise dispose of assets; enter into transactions with affiliates; and consolidate or merge with, or sell substantially all of their assets to, another person.

The Inmarsat 2026 Notes may be redeemed, in whole or in part, at any time during the 12 months beginning on October 1, 2022 at a redemption price of 103.375%, during the 12 months beginning on October 1, 2023 at a redemption price of 101.688%, and at any time on or after October 1, 2024 at a redemption price of 100%, in each case, plus accrued and unpaid interest, if any, thereon to the redemption date.

In the event a change of control occurs (as defined in the indenture governing the Inmarsat 2026 Notes), each holder will have the right to require Inmarsat to repurchase all or any part of such holder’s Inmarsat 2026 Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the Inmarsat 2026 Notes repurchased, plus accrued and unpaid interest, if any, to the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date). The consummation of the Inmarsat Acquisition did not give rise to a “change of control” under the indenture governing the Inmarsat 2026 Notes.

Note 9 — Related-Party Transactions

In the normal course of business, the Company engages in transactions with its equity method investments (Navarino UK and JSAT Mobile), which are considered related-party transactions. The Company recognized revenue and received cash from Navarino UK and JSAT Mobile for the three months ended June 30, 2023 of $6.1 million and $5.9 million, respectively. Accounts receivable from Navarino UK and JSAT Mobile as of June 30, 2023 was $12.4 million.

Note 10 — Commitments and Contingencies

From time to time, the Company enters into satellite construction agreements as well as various other satellite-related purchase commitments, including with respect to the provision of launch services, operation of its satellites and satellite insurance. See Note 13 – Commitments to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023 for information regarding the Company’s future minimum payments under its satellite construction contracts and other satellite-related purchase commitments.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The Company has contracts with various U.S. Government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. Government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. Government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. Government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. As of June 30, 2023, the DCAA had completed its incurred cost audit for fiscal years 2004, 2016, 2019, 2020 and 2021. The DCMA approved the Company’s incurred costs for those fiscal years with the exception of 2021, which is pending. The DCMA also approved the Company’s incurred costs for fiscal years 2005 through 2015, 2017, 2018 and 2022 without further audit based on the determination of low risk. Although the Company has recorded contract revenues subsequent to fiscal year 2020 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. The Company had $13.6 million and $12.9 million as of June 30, 2023 and March 31, 2023, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. Government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on the status of the related contracts.

On July 8, 2022, Cisco Systems, Inc. (Cisco), which previously acquired Acacia Communications, Inc. (Acacia), paid the Company approximately $62.2 million. The payment fully satisfied the July 2019 judgment previously entered against Acacia related to Acacia's breach of contract and misuse of the Company's soft decision forward error correction technology. On May 8, 2023, Cisco paid the Company an additional approximately $97.5 million pursuant to a judgment entered against Acacia on May 4, 2023. The 2023 judgment obligates Acacia to make contractual royalty payments to the Company based on the quarterly sales of certain of its products. Like the prior July 2019 judgment, the May 2023 judgment was entered against Acacia due to its breach of contract and continued use of the Company’s soft decision forward error correction technology. Acacia appealed the May 2023 judgment, and the ultimate resolution of the matter is currently unknown. Therefore, the Company recorded the $97.5 million of cash receipt in other liabilities, long-term as of June 30, 2023.

Note 11 — Income Taxes

For the three months ended June 30, 2023, the Company recorded an income tax benefit of an insignificant amount, resulting in an effective tax rate of 1%. The effective tax rate for the period differed from the U.S. statutory rate primarily due to the benefit of federal R&D tax credits offset by expense for non-deductible transaction costs related to the Inmarsat Acquisition.

For the three months ended June 30, 2022, the Company recorded an income tax benefit of $22.8 million, resulting in an effective tax rate of 37%. The effective tax rate for the period differed from the U.S. statutory rate primarily due to the benefit of federal R&D tax credits.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

For the three months ended June 30, 2023, the Company’s gross unrecognized tax benefits increased by $73.3 million and interest and penalties increased by $21.1 million. Of the total increases, the gross unrecognized tax benefits of $65.0 million and interest and penalties of $21.5 million were recorded through goodwill as part of the purchase accounting for the Inmarsat Acquisition. Of the total $73.3 million gross unrecognized tax benefits increase for the quarter, $16.3 million would reduce the Company's annual effective tax rate if recognized. Along with the other acquired tax attributes and positions, the unrecognized tax benefits are subject to adjustments during the measurement period, which may be up to one year from the acquisition date. Any material adjustments based upon new information identified during the measurement period will be recorded as adjustments to goodwill.

Note 12 — Segment Information

The Company’s reportable segments (satellite services, commercial networks and government systems) are primarily distinguished by the type of customer and the related contractual requirements. The Company’s satellite services segment provides satellite-based broadband and related services to residential customers, Prepaid Internet users, enterprises, commercial airlines and other aircraft, maritime vessels (acquired through the Inmarsat Acquisition) and other mobile broadband customers. The Company’s commercial networks segment develops and offers advanced satellite and wireless broadband platforms, ground networking equipment, radio frequency and advanced microwave solutions, Application-Specific Integrated Circuit (ASIC) chip design, satellite payload development and space-to-earth connectivity systems, some of which are ultimately used by the Company’s satellite services segment. The Company’s government systems segment provides global mobile broadband services and narrowband products and services (acquired through the Inmarsat Acquisition) to military and government users and develops and offers network-centric, internet protocol-based fixed and mobile secure communications products and solutions. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the satellite services and commercial networks segments. The Company’s segments are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance.

As described in Note 1 — Basis of Presentation and Note 5 — Discontinued Operations, on October 1, 2022, the Company entered into an Asset Purchase Agreement to sell certain assets and assign certain liabilities comprising the Link-16 TDL Business to L3Harris. In accordance with ASC 205-20, the Company determined that the Link-16 TDL Business met held-for-sale and discontinued operations accounting criteria at the end of the second quarter of fiscal year 2023. Accordingly, the segment information for the periods prior to the measurement date of a discontinued operation that is part of a reportable segment is required to be restated to reflect the discontinued operation classification. However, the discontinued operations have been excluded from segment results for all periods presented. Further, as the discontinued operation is part of a reportable segment but not the entire reportable segment, the costs previously allocated to a discontinued operation have been reasonably reallocated to the remaining operating segments. Therefore, certain corporate and other indirect costs previously allocated to the Link-16 TDL Business have been allocated across all three segments for the periods presented. On January 3, 2023, the Company completed the Link-16 TDL Sale. See Note 5 — Discontinued Operations for additional information.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Segment revenues and operating profits (losses) for the three months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended
	June 30, 2023	June 30, 2022
	(In thousands)
Revenues:
Satellite services
Product	$—	$—
Service	398,484	312,100
Total	398,484	312,100
Commercial networks
Product	127,881	93,575
Service	20,714	19,209
Total	148,595	112,784
Government systems
Product	108,491	78,920
Service	124,221	71,252
Total	232,712	150,172
Elimination of intersegment revenues	—	—
Total revenues	$779,791	$575,056

Operating profits (losses):
Satellite services	$11,438	$1,345
Commercial networks	(46,712)	(49,380)
Government systems	21,569	(1,080)
Elimination of intersegment operating profits (losses)	—	—
Segment operating profit (loss) before corporate and amortization of acquired intangible assets	(13,705)	(49,115)
Corporate	—	—
Amortization of acquired intangible assets	(27,811)	(7,523)
Income (loss) from operations	$(41,516)	$(56,638)

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. The Company’s property and equipment, including its satellites, earth stations and other networking equipment, are assigned to corporate assets as they are available for use by the various segments throughout their estimated useful lives. Segment assets as of June 30, 2023 and March 31, 2023 were as follows:

	As of June 30, 2023	As of March 31, 2023
	(In thousands)
Segment assets:
Satellite services	$3,629,690	$424,881
Commercial networks	360,191	328,828
Government systems	1,115,744	293,780
Total segment assets	5,105,625	1,047,489
Corporate assets	12,791,981	6,682,848
Total assets	$17,897,606	$7,730,337

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Other acquired intangible assets, net and goodwill included in segment assets as of June 30, 2023 and March 31, 2023 were as follows:

	Other Acquired Intangible Assets, Net		Goodwill
	As of June 30, 2023	As of March 31, 2023	As of June 30, 2023	As of March 31, 2023
	(In thousands)
Satellite services	$2,298,775	$200,097	$1,035,692	$80,589
Commercial networks	—	—	41,061	41,014
Government systems	247,355	1,108	515,304	36,939
Total	$2,546,130	$201,205	$1,592,057	$158,542

Amortization of acquired intangible assets by segment for the three months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended
	June 30, 2023	June 30, 2022
	(In thousands)
Satellite services	$21,651	$7,228
Commercial networks	—	—
Government systems	6,160	295
Total amortization of acquired intangible assets	$27,811	$7,523

Revenues by geographic area for the three months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended
	June 30, 2023	June 30, 2022
	(In thousands)
U.S. customers	$593,162	$483,546
Non-U.S. customers (each country individually insignificant)	186,629	91,510
Total revenues	$779,791	$575,056

The Company distinguishes revenues from external customers by geographic area based on customer location.

Note 13 — Subsequent Event

The Company launched the first of its third-generation ViaSat-3 class satellites, ViaSat-3 Americas, into orbit on April 30, 2023. On July 12, 2023, the Company reported a reflector deployment issue that may materially impact the performance of the ViaSat-3 Americas satellite. The Company and the reflector provider are conducting a rigorous review of the development and deployment of the affected reflector to determine its impact and potential remedial measures. As the review by the Company and the reflector provider of the development and deployment of the affected reflector is ongoing as of the date hereof, the Company is not able to assess the impairment value for the ViaSat-3 Americas satellite. The ViaSat-3 Americas satellite is insured for approximately $420 million, which is nearly half of the net book value of the ViaSat-3 Americas satellite, including capitalized interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements regarding the expected benefits, synergies, growth opportunities and other financial and operating benefits of the Inmarsat Acquisition (as defined below); our anticipated operations, financial position, liquidity, performance, prospects or growth and scale opportunities following the closing of the Inmarsat Acquisition and the Link-16 TDL Sale (as defined below); projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future economic conditions and performance; the development, customer acceptance and anticipated performance of technologies, products or services; satellite construction and launch activities; the extent and impact of the reflector deployment issue on the ViaSat-3 Americas satellite and any potential remedial or mitigating measures that may be undertaken or insurance proceeds that may be recoverable in connection therewith; completion of in-orbit placement and in-orbit testing and commencement of commercial service of our satellites (including our ViaSat-3 constellation and the Inmarsat hybrid (L- and Ka-band) satellites); the performance and anticipated benefits of our ViaSat-3 and ViaSat-4 class satellites, our I-6 Flight 1 and I-6 Flight 2 satellites, and any future satellite we may construct or acquire; the expected completion, capacity, coverage, service speeds and other features of our satellites, and the timing, cost, economics and other benefits associated therewith; anticipated subscriber growth; plans, objectives and strategies for future operations; international growth opportunities; the number of additional aircraft under existing contracts with commercial airlines anticipated to be put into service with our in-flight connectivity (IFC) systems; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ materially include: risks that the Inmarsat Acquisition disrupts current plans and operations or diverts management's attention from our business; the effect of the Inmarsat Acquisition on our ability to retain and hire key personnel and maintain relationships with our customers, suppliers and others with whom we do business; our ability to successfully integrate the operations, technologies and employees of Inmarsat (as defined herein); the ability to realize anticipated benefits and synergies of the Inmarsat Acquisition and our other acquisitions, including the expectation of enhancements to our products and services, greater revenue or growth opportunities, operating efficiencies and cost savings; the ability to ensure continued performance and market growth of our business following the closing of the Inmarsat Acquisition; our ability to realize the anticipated benefits of our ViaSat-3, ViaSat-4 and I-6 class satellites and any future satellite we may construct or acquire; unexpected expenses related to our satellite projects; our ability to successfully implement our business plan for our broadband services on our anticipated timeline or at all; capacity constraints in our business in the lead-up to the launch of services on our ViaSat-3 satellites; risks associated with the construction, launch and operation of satellites, including the effect of any anomaly, operational failure or degradation in satellite performance; our ability to successfully develop, introduce and sell new technologies, products and services; audits by the U.S. Government; changes in the global business environment and economic conditions; delays in approving U.S. Government budgets and cuts in government defense expenditures; our reliance on U.S. Government contracts, and on a small number of contracts which account for a significant percentage of our revenues; reduced demand for products and services as a result of continued constraints on capital spending by customers; changes in relationships with, or the financial condition of, key customers or suppliers; our reliance on a limited number of third parties to manufacture and supply our products; increased competition; introduction of new technologies and other factors affecting the communications and defense industries generally; the effect of adverse regulatory changes (including changes affecting spectrum availability or permitted uses) on our ability to sell or deploy our products and services; changes in the way others use spectrum; our inability to access additional spectrum, use spectrum for additional purposes, and/or operate satellites at additional orbital locations; competing uses of the same spectrum or orbital locations that we utilize or seek to utilize; the effect of changes to global tax laws; our level of indebtedness and ability to comply with applicable debt covenants; our involvement in litigation, including intellectual property claims and litigation to protect our proprietary technology; our dependence on a limited number of key employees; and other factors identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, under the heading “Risk Factors” in Part II, Item 1A of this report, elsewhere in this report and our other filings with the Securities and Exchange Commission (the SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Company Overview

We are an innovative, global provider of communications technologies and services, focused on making connectivity accessible, available and secure for all. Our end-to-end platform of satellites, ground infrastructure and user terminals enables us to provide cost-effective, high-speed, high-quality broadband and other connectivity solutions to enterprises, consumers, military and government users around the globe, whether on the ground, in the air or at sea. In addition, our government business includes a portfolio of communications gateways; situational awareness products and services; satellite communication products and services across using various frequency bands; cybersecurity and information assurance products and services; and tactical data link solutions. We believe that our diversification strategy— anchored in a broad portfolio of customer-centric products and services and supported by our fleet of broadband and narrowband satellites—our vertical integration and our ability to effectively cross-deploy technologies between government and commercial applications and segments as well as across different geographic markets, provide us with a strong foundation to sustain and enhance our leadership in advanced communications and networking technologies. Viasat, Inc. was incorporated in California in 1986, and reincorporated as a Delaware corporation in 1996.

We conduct our business through three segments: satellite services, commercial networks and government systems.

Inmarsat Acquisition

On May 30, 2023, we purchased all of the issued and outstanding shares of Connect Topco Limited, a private company limited by shares and incorporated in Guernsey (Inmarsat Holdings and, together with its subsidiaries, Inmarsat), in exchange for approximately $550.7 million in cash and 46.36 million unregistered shares of our common stock (the Inmarsat Acquisition). In connection with the closing of the Inmarsat Acquisition, we entered into a $616.7 million senior secured term loan facility (the 2023 Term Loan Facility) and a $733.4 million unsecured bridge loan facility (the Bridge Facility), which were fully drawn at closing.

Sale of Link-16 TDL Business

On January 3, 2023, we completed the sale of certain assets and liabilities comprising our Link-16 Tactical Data Links business (the Link-16 TDL Business) to L3Harris Technologies, Inc. (L3Harris) in exchange for approximately $1.96 billion in cash, subject to certain adjustments (the Link-16 TDL Sale). Unless otherwise noted, discussion throughout this Quarterly Report on Form 10-Q relates to our continuing operations only and excludes the Link-16 TDL Business. See Note 5 — Discontinued Operations to our condensed consolidated financial statements for additional information.

Satellite Services

Our satellite services segment uses our proprietary technology platform to provide both high-speed broadband and narrowband services via satellite around the globe for use in commercial applications.

Our complementary fleet of 22 satellites in space spans the Ka-, L- and S- bands. In addition to Viasat’s legacy satellite fleet, the closing of the Inmarsat Acquisition added: five additional high-bandwidth Ka-band satellites, eight high-availability L-band satellites (three of which are contingency satellites in orbit but not currently in service), an S-band satellite that supports the European Aviation Network (EAN) to provide IFC services to commercial airlines in Europe, and two I-6 class hybrid Ka-/L-band satellites (the I-6 F1 and I-6 F2 satellites), with additional satellites under development. Our expanded satellite fleet enables us to provide near global coverage (including strong oceanic coverage and polar reach) with greater redundancy and resiliency. We launched the first of our third-generation ViaSat-3 class satellites, ViaSat-3 Americas, into orbit on April 30, 2023. On July 12, 2023, we reported a reflector deployment issue that may materially impact the performance of the ViaSat-3 Americas satellite (see Note 13 — Subsequent Event for more information).

The primary services offered by our satellite services segment are comprised of:

•
Fixed broadband services, which provide consumers and businesses with high-speed, high-quality broadband internet access and Voice over Internet Protocol services, primarily in the United States as well as in various countries in Europe and Latin America.

•
In-flight services, which provide industry-leading IFC services and wireless in-flight entertainment services, as well as cockpit, data safety, surveillance, electronic flightbag and other aviation software services. As of June 30, 2023, we had our IFC systems installed and in service on approximately 3,270 commercial aircraft of which approximately 40 were inactive at quarter end (mostly due to standard aircraft maintenance). We anticipate that approximately 1,600 additional commercial aircraft under existing customer agreements with commercial airlines will be put into service with our IFC systems. However, the timing of installation and entry into service of IFC systems on additional aircraft under existing customer agreements may be delayed as a result of the lingering impacts of the COVID-19 pandemic on the global airline industry. Additionally, due to the nature of commercial airline contracts, there can be no assurance that anticipated IFC services will be activated on all such additional commercial aircraft.
•
Maritime services (acquired through the Inmarsat Acquisition), which offer satellite-based Ka-band high-speed broadband and L-band narrowband communications services, including safety services, to seagoing vessels (such as commercial shipping vessels, energy offshore vessels, cruise ships, consumer ferries and yachts).
•
Prepaid Internet services, which offer innovative, affordable, satellite-based connectivity in communities that have little or no access to the internet. These services help foster digital inclusion by enabling millions of people to connect to affordable, high-quality internet services via a centralized terminal connected to the internet via satellite, that is then used to provide community hotspots, home broadband and mobile broadband. We provide Prepaid Internet services in multiple regions in Mexico and Brazil.
•
Other broadband and narrowband services, which include high-speed, satellite-based internet, Internet-of-Things (IoT), telemetry, push-to-talk communications and L-band satellite phone services, as well as L-band managed services that enable real-time machine-to-machine (M2M) position tracking, management of remote assets and operations, and visibility into critical areas of the supply chain.
•
Energy services, which include ultra-secure solutions spanning global IP connectivity, bandwidth-optimized over-the-top applications, industrial IoT, big data enablement and industry-leading machine learning analytics.

The assets and results of operations of Inmarsat's commercial business are primarily included in our satellite services segment (with an insignificant amount included in our commercial networks segment and Inmarsat's government business included in our government systems segment) for the period following the closing of the Inmarsat Acquisition on May 30, 2023.

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
•
Fixed broadband satellite communication systems, including next-generation satellite network infrastructure, ground terminals and design and implementation for customer communication systems.
•
Antenna systems, including state-of-the-art ground and airborne terminals, antennas and gateways for terrestrial and satellite customer applications, mobile satellite communication, Ka-band earth stations and other multi-band/multi-function antennas.

•
Space systems design and satellite networking development, including the design and development of the architecture of high-capacity Ka-band geosynchronous satellites and associated payload technologies (both for our own satellite fleet as well as for third parties) and special purpose LEO and MEO satellites and other small satellite platforms, as well as semiconductor design for application-specific integrated circuit and monolithic microwave integrated circuit chips. Satellite networking development includes specialized design and technology services covering all aspects of satellite communication system architecture, networks and technology.

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
•
Government narrowband products and services (primarily provided by Inmarsat prior to the Inmarsat Acquisition), which provide military and government users with L-band narrowband products and services such as Tactical Beyond Line of Sight (L-TAC) communications, L-band airborne ISR services and L-band Advanced Communications Element (LACE) terminals.
•
Government satellite communication systems, which offer an array of portable, mobile and fixed broadband modems, terminals, network access control systems and antenna systems, and include products designed for manpacks, aircraft, unmanned aerial vehicles, seagoing vessels, ground-mobile vehicles, space-based systems and fixed applications.
•
Secure networking, cybersecurity and information assurance products and services, which provide advanced, high-speed IP-based “Type 1” and High Assurance Internet Protocol Encryption (HAIPE®)-compliant encryption solutions that enable military and government users to communicate information securely, and that protect the integrity of data stored on computers and storage devices.
•
Tactical data link solutions, which continue to provide certain solutions in the tactical data link space, including our Move Out/Jump Off tactical gateway family of products and simulation environments via our radio frequency generators which test our customers' tactical data links. On January 3, 2023 we sold the remainder of our Link-16 TDL Business to L3Harris. See Note 5 — Discontinued Operations to our condensed consolidated financial statements for additional information.

Factors and Trends Affecting our Results of Operations

For a summary of factors and trends affecting our results of operations, see Part II, Item 7, "Factors and Trends Affecting our Results of Operations" in our Annual Report on Form 10-K for the year ended March 31, 2023.

Sources of Revenues

Our satellite services segment revenues are primarily derived from our fixed broadband services, in-flight services, maritime and narrowband services (primarily acquired through the Inmarsat Acquisition), and energy services.

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

The timing of satisfaction of performance obligations may require judgment. We derive a substantial portion of our revenues from contracts with customers for services, primarily consisting of connectivity services. These contracts typically require advance or recurring monthly payments by the customer. Our obligation to provide connectivity services is satisfied over time as the customer simultaneously receives and consumes the benefits provided. The measure of progress over time is based upon either a period of time (e.g., over the estimated contractual term) or usage (e.g., bandwidth used/bytes of data processed). We evaluate whether broadband equipment provided to our customer as part of the delivery of connectivity services represents a lease in accordance with the authoritative guidance for leases (ASC 842). As discussed in Note 1 – Basis of Presentation – Leases to our condensed consolidated financial statements, for broadband equipment leased to customers in conjunction with the delivery of connectivity services, we account for the lease and non-lease components of connectivity services arrangement as a single performance obligation as the connectivity services represent the predominant component.

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

Performance obligations related to developing and delivering complex equipment built to customer specifications under long-term contracts are recognized over time as these performance obligations do not create assets with an alternative use to us and we have an enforceable right to payment for performance to date. To measure the transfer of control, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for our contracts because that best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Estimating the total costs at completion of a performance obligation requires management to make estimates related to items such as subcontractor performance, material costs and availability, labor costs and productivity and the costs of overhead. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recognized in the period the loss is determined. A one percent variance in our future cost estimates on open fixed-price contracts as of June 30, 2023 would change our income (loss) before income taxes by an insignificant amount.

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

Property, equipment and satellites

Property, equipment and satellites, net includes our owned and leased satellites and the associated earth stations and networking equipment, as well as the customer premise equipment units which are leased to customers as part of our satellite services segment.

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

For broadband equipment leased to customers in conjunction with the delivery of connectivity services, we have made an accounting policy election not to separate the broadband equipment from the related connectivity services. The connectivity services are the predominant component of these arrangements. The connectivity services are accounted for in accordance ASC 606. We are also a lessor for certain insignificant communications equipment. These leases meet the criteria for operating lease classification. Lease income associated with these leases is not material.

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

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by us for the three months ended June 30, 2023 and 2022.

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

Based on our qualitative and quantitative assessments performed during the fourth quarter of fiscal year 2023, we concluded that it was more likely than not that the estimated fair value of our reporting units exceeded their carrying value as of March 31, 2023.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data of our continuing operations for the periods indicated:

	Three Months Ended
	June 30, 2023	June 30, 2022
Revenues:	100%	100%
Product revenues	30	30
Service revenues	70	70
Operating expenses:
Cost of product revenues	25	26
Cost of service revenues	45	47
Selling, general and administrative	28	30
Independent research and development	4	6
Amortization of acquired intangible assets	4	1
Income (loss) from continuing operations	(5)	(10)
Interest (expense) income, net	(5)	(1)
Income (loss) from continuing operations before income taxes	(10)	(11)
(Provision for) benefit from income taxes from continuing operations	—	4
Net income (loss) from continuing operations	(10)	(7)
Net income (loss) from discontinued operations, net of tax	—	3
Net income (loss) attributable to Viasat, Inc.	(10)	(4)

Three Months Ended June 30, 2023 vs. Three Months Ended June 30, 2022

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2023	June 30, 2022	Increase (Decrease)	Increase (Decrease)
Product revenues	$236.4	$172.5	$63.9	37%
Service revenues	543.4	402.6	140.9	35%
Total revenues	$779.8	$575.1	$204.7	36%

Our total revenues increased by $204.7 million as a result of a $140.9 million increase in service revenues and a $63.9 million increase in product revenues. The service revenue increase was primarily due to increases of $86.4 million in our satellite services segment and $53.0 million in our government systems segment. The product revenue increase was driven by increases of $34.3 million in our commercial networks segment and $29.6 million in our government systems segment.

Cost of revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2023	June 30, 2022	Increase (Decrease)	Increase (Decrease)
Cost of product revenues	$197.1	$149.1	$48.0	32%
Cost of service revenues	347.8	268.7	79.2	29%
Total cost of revenues	$544.9	$417.8	$127.1	30%

Cost of revenues increased $127.1 million due to increases of $79.2 million in cost of service revenues and a $48.0 million in cost of product revenues. The cost of service revenues increase was primarily due to increased service revenues, mainly from our satellite services and government systems segments, causing a $94.0 million increase in cost of service revenues on a constant margin basis. The increase in cost of service revenues was partially offset by higher margins, primarily driven by our satellite services and government systems segments. The cost of product revenues increase was primarily due to increased product revenues, mainly from our commercial networks and government systems segments, causing a $55.2 million increase in cost of product revenues on a constant margin basis. The increase in cost of product revenues was partially offset by higher margins, primarily driven by our government systems segment.

Selling, general and administrative expenses

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2023	June 30, 2022	Increase (Decrease)	Increase (Decrease)
Selling, general and administrative	$219.6	$171.6	$48.0	28%

The $48.0 million increase in selling, general and administrative (SG&A) expenses reflected an increase in support costs of $44.3 million, reflected across all three of our segments. The increase in SG&A expenses was also driven by $4.9 million in higher selling costs, reflected primarily in our government systems segment. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, acquisition and transaction related expenses, facilities, finance, contract administration and general management.

Independent research and development

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2023	June 30, 2022	Increase (Decrease)	Increase (Decrease)
Independent research and development	$29.0	$34.8	$(5.8)	(17)%

The $5.8 million decrease in independent research and development (IR&D) expenses was mainly the result of an $7.5 million decrease in IR&D efforts in our commercial networks segment (primarily related to decreased IR&D expenses for next-generation consumer broadband integrated networking technologies and next-generation satellite payload technologies). This overall decrease was slightly offset by an insignificant increase in our government systems segment.

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to 20 years. The $20.3 million increase in amortization of acquired intangible assets in the first quarter of fiscal year 2024 compared to the prior year period was primarily related to the amortization of new intangibles acquired as a result of the Inmarsat Acquisition in May 2023. The current and expected amortization for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the three months ended June 30, 2023	$27,811

Expected for the remainder of fiscal year 2024	$204,988
Expected for fiscal year 2025	271,553
Expected for fiscal year 2026	271,401
Expected for fiscal year 2027	271,401
Expected for fiscal year 2028	271,401
Thereafter	1,255,386
$2,546,130

Interest income

The $19.1 million increase in interest income for the three months ended June 30, 2023 compared to the prior year period was primarily due to the interest earned on the invested portion of the cash related to proceeds of approximately $1.9 billion received from L3Harris in the Link-16 TDL Sale.

Interest expense

The $50.1 million increase in interest expense for the three months ended June 30, 2023 compared to the prior year period was primarily the result of an increase in interest expense related to the 2023 Term Loan Facility and Bridge Facility entered into at the closing of the Inmarsat Acquisition on May 30, 2023, as well as the effects of interest expense in respect of the indebtedness of Inmarsat for the one-month period following the Inmarsat Acquisition. The increase in interest expense was partially offset by an increase in the amount of interest capitalized during the first quarter of fiscal year 2024 compared to the prior year period.

Income taxes

For the three months ended June 30, 2023, we recorded an income tax benefit of an insignificant amount resulting in an effective tax rate of 1%. The effective tax rate for the period differed from the U.S statutory rate due primarily due to the benefit of federal R&D tax credits offset by expense for non-deductible transaction costs related to the Inmarsat Acquisition. For the three months ended June 30, 2022, we recorded an income tax benefit of $22.8 million, resulting in an effective tax rate of 37%. The effective tax rate for the period differed from the U.S. statutory rate primarily due to the benefit of federal R&D tax credits.

Segment Results for the Three Months Ended June 30, 2023 vs. Three Months Ended June 30, 2022

Satellite services segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2023	June 30, 2022	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$—	$—	$—	—%
Segment service revenues	398.5	312.1	86.4	28%
Total segment revenues	$398.5	$312.1	$86.4	28%

The increase of $86.4 million in our satellite services segment revenues for the three months ended June 30, 2023 compared to the prior year period was primarily due to the Inmarsat Acquisition in May 2023 and an increase in our in-flight services business. The Inmarsat Acquisition contributed approximately $85.7 million of service revenues (approximately half from maritime services) in our satellite services segment in the first quarter of fiscal year 2024 for the one-month period following the closing of the acquisition. Our in-flight services business service revenue increased $49.3 million as the number of commercial aircraft receiving our in-flight services through IFC systems and passenger air traffic both continued to increase. The increase in our satellite services segment revenues was partially offset by lower fixed broadband revenues in the United States as we allocated a greater proportion of our bandwidth to our IFC business due to bandwidth constraints.

Segment operating profit (loss)

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2023	June 30, 2022	Increase (Decrease)	Increase (Decrease)
Segment operating profit (loss)	$11.4	$1.3	$10.1	750%
Percentage of segment revenues	3%	—%

The increase in our satellite services segment operating profit was driven primarily by higher earnings contributions of $29.2 million, mainly due to an increase in revenues and improved margins from the Inmarsat Acquisition in May 2023 and our in-flight services business as it continues to scale. The increase in operating profit was partially offset by higher SG&A costs of $19.1 million, of which $16.5 million related to the Inmarsat Acquisition in the first quarter of fiscal year 2024 for the one-month period following the closing of the acquisition.

Commercial networks segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2023	June 30, 2022	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$127.9	$93.6	$34.3	37%
Segment service revenues	20.7	19.2	1.5	8%
Total segment revenues	$148.6	$112.8	$35.8	32%

Our commercial networks segment revenues increased by $35.8 million, due to a $34.3 million increase in product revenues and a $1.5 million increase in service revenues. The increase in product revenues was primarily due to an increase of $24.8 million in mobile broadband satellite communication systems products, related to higher IFC terminal shipments. The increase in service revenues was primarily driven by an increase in mobile broadband satellite communication systems services.

Segment operating profit (loss)

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2023	June 30, 2022	(Increase) Decrease	(Increase) Decrease
Segment operating profit (loss)	$(46.7)	$(49.4)	$2.7	5%
Percentage of segment revenues	(31)%	(44)%

The decrease in our commercial networks segment operating loss was primarily due to a decrease in IR&D expenses of $7.5 million (primarily related to next-generation consumer broadband integrated networking technologies and next-generation satellite payload technologies) and higher earnings contributions of $1.6 million. The decrease in commercial networks segment operating loss was partially offset by higher SG&A costs of $6.4 million.

Government systems segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2023	June 30, 2022	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$108.5	$78.9	$29.6	37%
Segment service revenues	124.2	71.3	53.0	74%
Total segment revenues	$232.7	$150.2	$82.5	55%

Our government systems segment revenues increased by $82.5 million due to an increase of $53.0 million in service revenues, and a $29.6 million increase in product revenues. The service revenue increase was primarily due to the Inmarsat Acquisition in May 2023 and a $6.8 million increase in government mobile broadband services. The Inmarsat Acquisition contributed approximately $40.2 million of service revenues in our government systems segment in the first quarter of fiscal year 2024 for the one-month period following the closing of the acquisition. The product revenue increase was primarily driven by a $25.3 million increase in cybersecurity and information assurance products and $5.1 million in government satellite communication systems.

Segment operating profit (loss)

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2023	June 30, 2022	Increase (Decrease)	Increase (Decrease)
Segment operating profit (loss)	$21.6	$(1.1)	$22.6	(2097)%
Percentage of segment revenues	9%	(1)%

The $22.6 million increase in our government systems segment operating profit was primarily driven by higher earnings contributions of $46.8 million, primarily due to increased revenues from the Inmarsat Acquisition in May 2023. The increase in operating profit was partially offset by a $22.4 million increase in SG&A costs, of which $9.9 million related to the Inmarsat Acquisition in the first quarter of fiscal year 2024 for the one-month period following the closing of the acquisition.

Backlog

Our firm and funded backlog as of June 30, 2023 is reflected in the table below.

As of June 30, 2023
(In millions)
Firm backlog
Satellite services segment	$1,984.4
Commercial networks segment	849.9
Government systems segment	1,014.8
Total	$3,849.1
Funded backlog
Satellite services segment	$1,984.4
Commercial networks segment	811.9
Government systems segment	950.9
Total	$3,747.2

The firm backlog does not include contract options. As of June 30, 2023, almost half of the firm backlog is expected to be delivered during the next 12 months, with the balance delivered thereafter. We include in our backlog only those orders for which we have accepted purchase orders, and not anticipated purchase orders and requests. In our satellite services segment, our backlog includes fixed broadband service revenues under our subscriber agreements, but does not include future recurring IFC service revenues under our agreements with commercial airlines. As of June 30, 2023, our IFC systems were installed and in service on approximately 3,270 commercial aircraft of which approximately 40 were inactive at quarter end (mostly due to standard aircraft maintenance). We anticipate that approximately 1,600 additional commercial aircraft under existing customer agreements with commercial airlines will be put into service with our IFC systems. However, the timing of installation and entry into service of IFC systems on additional aircraft under existing customer agreements may be delayed as a result of the lingering impacts of the COVID-19 pandemic on the global airline industry. Accordingly, there can be no assurance that all anticipated purchase orders and requests will be placed or that anticipated IFC services will be activated.

Our total new awards which exclude future revenue under recurring consumer commitment arrangements were approximately $803.0 million compared to approximately $782.6 million (of which $118.0 million was attributable to discontinued operations) for the three months ended June 30, 2023 and 2022, respectively.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing, export credit agency financing and equity financing. At June 30, 2023, we had $2.0 billion in cash and cash equivalents and restricted cash, $134.3 million in short-term investments, $2.0 billion in working capital, no outstanding borrowings and borrowing availability of $661.9 million under Viasat's $700.0 million revolving credit facility (the Viasat Revolving Credit Facility), and no outstanding borrowings and borrowing availability of $700.0 million under Inmarsat's $700.0 million revolving line of credit (the Inmarsat Revolving Credit Facility and, together with the Viasat Revolving Credit Facility, the Revolving Credit Facilities). At March 31, 2023, we had $1.4 billion in cash and cash equivalents and restricted cash, $1.3 billion in working capital, and no outstanding borrowings and borrowing availability of $657.4 million under the Viasat Revolving Credit Facility. We invest our cash in excess of current operating requirements in short-term, highly liquid bank money market funds primarily investing in U.S. government-backed securities and treasuries.

The general cash needs of our satellite services, commercial networks and government systems segments can vary significantly and our future capital requirements will depend upon many factors, including cash required for our satellite projects and any future broadband satellite projects we may engage in, expansion of our IR&D and marketing efforts, the nature and timing of orders and integration-related costs related to the Inmarsat Acquisition. In particular:

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

To further enhance our liquidity position or to finance the construction and launch of any future satellites, acquisitions, strategic partnering arrangements, joint ventures or other business investment initiatives, we may obtain additional financing, which could consist of debt, convertible debt or equity financing from public and/or private credit and capital markets. From time to time, we file universal shelf registration statements with the SEC for the future sale of an unlimited amount of common stock, preferred stock, debt securities, depositary shares and warrants, which securities may be offered from time to time, separately or together, directly by us, by selling security holders, or through underwriters, dealers or agents at amounts, prices, interest rates and other terms to be determined at the time of the offering. Additionally, we consider strategic divestitures from time to time, such as the Link-16 TDL Sale that was completed in January 2023 for approximately $1.96 billion in cash, subject to adjustments.

Although we can give no assurances concerning our future liquidity, we believe that we have adequate sources of funding to meet our anticipated operating requirements for the next 12 months, which include, but are not limited to, cash on hand, borrowing capacity, and cash expected to be provided by operating activities.

Cash flows

Cash provided by operating activities for the first three months of fiscal year 2024 was $103.7 million compared to $39.6 million in the prior year period. This $64.0 million increase was driven by an $86.9 million year-over-year decrease in cash used to fund net operating assets, partially offset by our operating results (net income (loss) adjusted for depreciation, amortization and other non-cash charges) which resulted in $22.9 million of lower cash provided by operating activities year-over-year. The decrease in cash used to fund net operating assets during the first three months of fiscal year 2024 when compared to the prior year period was primarily due to a lower increase in combined billed and unbilled accounts receivable, net, and timing of payments related to our accounts payables.

Cash used in investing activities for the first three months of fiscal year 2024 was $769.5 million compared to $270.9 million in the prior year period. This $498.7 million increase in cash used in investing activities year-over-year reflects $342.6 million in cash (net of cash acquired) used for the Inmarsat Acquisition in the first quarter of fiscal year 2024, and an increase in cash used for capital expenditures of approximately $104.1 million (including cash used for Inmarsat capital expenditures since the date of acquisition).

Cash provided by financing activities for the first three months of fiscal year 2024 was $1.3 billion compared to $144.2 million for the prior year period. This $1.1 billion increase in cash provided by financing activities year-over-year was mainly due to proceeds from debt borrowings of $1.3 billion in the first quarter of fiscal year 2024 (see Note 8 — Senior Notes and Other Long-Term Debt for further information).

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

As we continue to build and expand our global network and satellite fleet, from time to time we enter into satellite construction agreements for the construction and purchase of additional satellites and (depending on the satellite design) the integration of our payload and technologies into the satellites. See Note 13 — Commitments to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023 for information regarding our future minimum payments under our satellite construction contracts and other satellite-related purchase commitments (including satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites) for the next five fiscal years and thereafter. The total project cost to bring a new satellite into service will depend, among other things, on the scope and timing of the earth station infrastructure roll-out and the method used to procure fiber or other access to the earth station infrastructure. Our total cash funding of a satellite project may be reduced through third-party agreements, such as potential joint service offerings and other strategic partnering arrangements.

In connection with the launch of any new satellite and the commencement of commercial service on the satellite, we expect to incur additional operating costs that negatively impact our financial results. For example, when ViaSat-2 was placed in commercial service in the fourth quarter of fiscal year 2018, this resulted in additional operating costs in our satellite services segment during the ramp-up period prior to service launch and in the fiscal year following service launch. These increased operating costs included depreciation, amortization of capitalized software development, earth station connectivity, marketing and advertising costs, logistics, customer care and various support systems. In addition, interest expense increased during fiscal year 2019 as we no longer capitalized the interest expense relating to the debt incurred for the construction of ViaSat-2 and the related gateway and networking equipment once the satellite was in commercial service. As services using the new satellite scaled, however, our revenue base for broadband services expanded and we gained operating cost efficiencies, which together yielded incremental segment earnings contributions. We anticipate that we will incur a similar cycle of increased operating costs and constrained bandwidth supply as we prepare for and launch commercial services on future satellites, including our ViaSat-3 constellation, followed by increases in revenue base and in scale. However, there can be no assurance that we will be successful in significantly increasing revenues or achieving or maintaining operating profit in our satellite services segment, and any such gains may also be offset by investments in our global business. In addition, we may experience capacity constraints on our existing satellites in the lead-up to the commencement of commercial service on new satellites, such as the capacity constraints we experienced in the quarter ended June 30, 2023.

Long-term debt

As of June 30, 2023, the aggregate principal amount of our total outstanding indebtedness was $7.6 billion, which was comprised of (1) $700.0 million in principal amount of Viasat's 5.625% Senior Notes due 2025, $600.0 million in principal amount of Viasat's 5.625% Senior Secured Notes due 2027, $400.0 million in principal amount of Viasat's 6.500% Senior Notes due 2028 and $2.08 billion in principal amount of Inmarsat's 6.750% Senior Secured Notes due 2026 (collectively, the Notes), (2) $693.0 million in principal amount of outstanding borrowings under our $700.0 million senior secured term loan facility (the Term Loan Facility), $616.7 million in principal amount of outstanding borrowings under our 2023 Term Loan Facility, $733.4 million in principal amount of outstanding borrowings under our Bridge Facility, $1.69 billion in principal amount of outstanding borrowings under Inmarsat's $1.75 billion senior secured term loan facility (the Inmarsat Term Loan Facility and, together with the Inmarsat Revolving Credit Facility, the Inmarsat Secured Credit Facility), no outstanding borrowings under our Revolving Credit Facilities, and $49.1 million in principal amount of outstanding borrowings under our direct loan facility with the Export-Import Bank of the United States (the Ex-Im Credit Facility) (collectively, the Credit Facilities), and (3) $33.5 million of finance lease obligations. For information regarding our outstanding indebtedness, refer to Note 8 – Senior Notes and Other Long-Term Debt to our condensed consolidated financial statements.

Capital Expenditures and IR&D Investments

For a discussion of our capital expenditures and IR&D investments, see Part II, Item 7, “Liquidity and Capital Resources – Capital Expenditures and IR&D Investments” in our Annual Report on Form 10-K for the year ended March 31, 2023.

Contractual Obligations

The following table sets forth a summary of certain material cash requirements for known contractual obligations and commitments at June 30, 2023:

(In thousands, including interest where applicable)	Next 12 months	Thereafter
Operating leases	$90,165	$791,442
Senior Notes and Other Long-Term Debt (1)	580,854	9,569,784
Purchase commitments including satellite-related agreements	1,843,078	1,275,346
Total	$2,514,097	$11,636,572

(1)
To the extent that the interest rate on any long-term debt is variable, amounts reflected represent estimated interest payments on the applicable current outstanding balance based on the interest rate at June 30, 2023 until the applicable maturity date, net of interest rate cap contracts set up to hedge the variable interest rates under the Inmarsat Term Loan Facility. Effective June 30, 2023, the interest rate cap contracts provide protection of Compound SOFR up to 2% and cover 98% of the total nominal amount of the Inmarsat Term Loan Facility.

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

Our condensed consolidated balance sheets included $2.8 billion and $218.5 million of “other liabilities” as of June 30, 2023 and March 31, 2023, respectively, which primarily consisted of deferred income taxes and the long-term portion of deferred revenues. These remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at June 30, 2023 as defined in Regulation S-K Item 303(b) other than as discussed under “Contractual Obligations” above or disclosed in the notes to our condensed consolidated financial statements included in this report or in our Annual Report on Form 10-K for the year ended March 31, 2023.

Recent Authoritative Guidance

For information regarding recently adopted and issued accounting pronouncements, see Note 1 — Basis of Presentation to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our financial instruments consist of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable and short-term and long-term obligations (including the Credit Facilities and the Notes), and interest rate cap contracts. We consider investments in highly liquid instruments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Our indebtedness for borrowed money comprises borrowings under our Credit Facilities and the aggregate principal amount outstanding under our Notes. The Notes and borrowings under our Ex-Im Credit Facility and Bridge Facility bear interest at a fixed or capped rate and therefore our exposure to market risk for changes in interest rates relates primarily to borrowings under our remaining Credit Facilities, cash equivalents, short-term investments and short-term obligations.

The primary objective of our investment activities is to preserve principal while at the same time to maximize the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain a significant amount of our cash balance in money market accounts, with a significant portion held in U.S. government-backed qualified money-market securities. In general, money market accounts are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our cash and cash equivalents earn interest at variable rates. Our interest income has been and may continue to be negatively impacted by low market interest rates. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. If the underlying weighted average interest rate on our cash and cash equivalents, assuming balances remain constant over a year, changed by 50 basis points, interest income would have increased or decreased by $4.0 million and an insignificant amount for the three months ended June 30, 2023 and 2022, respectively. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material.

Our primary interest rate under both the Term Loan Facility and the 2023 Term Loan Facility is the SOFR rate plus 4.50%. As of June 30, 2023, the effective interest rate on our outstanding borrowings under the Term Loan Facility was 10.14% and under the 2023 Term Loan Facility was 10.64%. Our primary interest rate under the Inmarsat Term Loan Facility is the term SOFR rate plus 3.50%. As of June 30, 2023, the weighted average effective interest rate on our outstanding borrowings under the Inmarsat Term Loan Facility was approximately 7.03%. Our primary interest rate under the Viasat Revolving Credit Facility is the Eurodollar rate plus an applicable margin that is based on our total leverage ratio. As of June 30, 2023, the effective interest rate that would have been applied to any new Eurodollar-based borrowings under the Viasat Revolving Credit Facility was approximately 7.29%. Our primary interest rate under the Inmarsat Revolving Credit Facility is the term SOFR rate plus an applicable margin that is based on Inmarsat's senior secured first lien net leverage ratio. As of June 30, 2023, the effective interest rate that would have been applied to any new SOFR-based borrowings under the Inmarsat Revolving Credit Facility was approximately 7.29%. As of June 30, 2023, we had no outstanding borrowings under our Revolving Credit Facilities. Accordingly, assuming the outstanding balance under the Term Loan Facility, the 2023 Term Loan Facility and the Inmarsat Term Loan Facility remained constant over a year and we continued to have no outstanding borrowings under the Revolving Credit Facilities, a 50 basis point increase in the interest rates would increase interest incurred, prior to effects of capitalized interest but taking into account Inmarsat's interest rate cap contracts with respect to the Inmarsat Term Loan Facility, by approximately $7 million over a 12-month period.

The Company has entered into interest rate cap contracts to hedge the variable interest rates under the Inmarsat Term Loan Facility. Effective June 30, 2023, the interest rate cap contracts provide protection of Compound SOFR up to 2% and cover 98% of the total nominal amount of the Inmarsat Term Loan Facility.

Foreign Exchange Risk

We generally conduct our business in U.S. dollars. However, as our international business is conducted in a variety of foreign currencies, we are exposed to fluctuations in foreign currency exchange rates. A five percent variance in foreign currencies in which our international business is conducted would change our income (loss) before income taxes by approximately $5.5 million and an insignificant amount for the three months ended June 30, 2023, and 2022, respectively. Our objective in managing our exposure to foreign currency risk is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, from time to time, we may enter into foreign currency forward contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

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

On May 30, 2023, the Inmarsat Acquisition was completed. SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management's assessment of internal control over financial reporting and disclosure controls and procedures for a period not to exceed one year from the date of the acquisition. Management has begun integrating Inmarsat into our existing control procedures. Integration activities relating to the Inmarsat Acquisition may lead us to modify certain controls in future periods.

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2023, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2023.

During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Periodically, we are involved in a variety of claims, suits, investigations and proceedings arising in the ordinary course of business, including government investigations and claims, and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters. Such matters could result in fines; penalties, compensatory, treble or other damages; or non-monetary relief. A violation of government contract laws and regulations could also result in the termination of our government contracts or debarment from bidding on future government contracts. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of our current pending matters will not have a material adverse effect on our business, financial condition, results of operations or liquidity. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our business, financial condition, results of operations or liquidity in a particular period. For further information on the risks we face from existing and future claims, suits, investigations and proceedings, see “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, which factors could materially affect our business, financial condition, liquidity or future results. Except as set forth below, there have been no material changes to the risk factors described in the "Risk Factors" section in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023. The risks described in our reports on Forms 10-K and 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

Additional Risks Related to the Inmarsat Acquisition

Combining the Businesses of Viasat and Inmarsat May Be More Difficult, Costly or Time-consuming than Expected and the Combined Company May Fail to Realize the Anticipated Synergies and Other Benefits of the Inmarsat Acquisition, which May Adversely Affect the Combined Company’s Business Results

Viasat and Inmarsat operated independently until the completion of the Inmarsat Acquisition. The success of the Inmarsat Acquisition will depend on, among other things, the ability of Viasat and Inmarsat to combine their businesses in a manner that facilitates growth opportunities and realizes expected cost savings. We believe that the Inmarsat Acquisition is fair to and in the best interests of our stockholders and that it will produce benefits as well as cost savings and other cost and capital expenditure synergies. Following the closing of the Inmarsat Acquisition, Viasat and Inmarsat must successfully combine their respective businesses in a manner that permits these benefits to be realized. For example, the following issues, among others, must be addressed in integrating the operations of the two companies in order to realize the anticipated benefits of the Inmarsat Acquisition:

•
combining the companies’ operations and corporate functions;
•
combining the businesses of Viasat and Inmarsat and meeting the capital requirements of the combined company, in a manner that permits the combined company to achieve any cost savings or other synergies anticipated to result from the Inmarsat Acquisition, the failure of which would result in the anticipated benefits of the Inmarsat Acquisition not being realized in the time frame currently anticipated or at all;
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

In addition, the combined company must achieve the anticipated growth and cost savings without adversely affecting current revenues and investments in future growth. If the combined company is not able to successfully achieve these objectives, the anticipated synergies and other benefits of the Inmarsat Acquisition may not be realized fully, or at all, or may take longer to realize than expected. Additionally, Viasat may inherit from Inmarsat legal, regulatory, and other risks that occurred prior to the Inmarsat Acquisition, whether known or unknown to Viasat, which may be material to the combined company. Actual growth, cost and capital expenditure synergies and other cost savings, if achieved, may be lower than what we expect and may take longer to achieve than anticipated. Moreover, at times the attention of the combined company’s management and resources may be focused on the integration of the businesses of the two companies and diverted from day-to-day business operations or other opportunities that may have been beneficial to such company, which may disrupt the combined company’s ongoing business.

An inability to realize the full extent of the anticipated benefits of the Inmarsat Acquisition, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of the combined company.

Inmarsat May Have Liabilities that Are Not Known to Us and Sellers May Not Be Required to Indemnify Us for Such Liabilities

Inmarsat may have liabilities that we failed or were unable to discover in the course of performing due diligence investigations into Inmarsat. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations. Moreover, the liability of Inmarsat Holdings’ former shareholders for warranties relating to the Inmarsat business is generally capped at $1.00, except in the case of fraud. Further, we have not performed all of the valuations necessary to ascertain the fair value of the identifiable assets acquired and the liabilities assumed and the related allocation of the purchase price. The purchase price allocation for the Inmarsat Acquisition may result in significant adjustments to the historical values of property, plant and equipment, intangible assets, liabilities and provisions, which could in turn result in additional depreciation and amortization expense. As we integrate Inmarsat, we may learn additional information about Inmarsat that may adversely impact us, such as unknown or contingent liabilities, adequacy of financial reserves and issues relating to non-compliance with applicable laws.

We May Not be Able to Retain Customers, Suppliers or Distributors Following the Closing of the Inmarsat Acquisition, or Customers, Suppliers or Distributors May Seek to Modify Contractual Relationships with the Combined Company, which Could Have an Adverse Effect on the Combined Company’s Business and Operations. Third Parties may Terminate or Alter Existing Contracts or Relationships with the Combined Company

As a result of the Inmarsat Acquisition, the combined company may experience impacts on relationships with customers, suppliers and distributors that may harm the combined company’s business and results of operations. Certain customers, suppliers or distributors may seek to terminate or modify contractual obligations following the Inmarsat Acquisition whether or not contractual rights are triggered as a result of the Inmarsat Acquisition. There can be no guarantee that customers, suppliers and distributors will remain with or continue to have a relationship with the combined company or do so on the same or similar contractual terms following the Inmarsat Acquisition. If any customers, suppliers or distributors seek to terminate or modify contractual obligations or discontinue the relationship with the combined company, then the combined company’s business and results of operations may be harmed. Furthermore, the combined company will not have long-term arrangements with many of its significant suppliers. If the combined company’s suppliers were to seek to terminate or modify an arrangement with the combined company, then the combined company may be unable to procure necessary supplies from other suppliers in a timely and efficient manner and on acceptable terms, or at all.

Inmarsat was not a Publicly Reporting Company and the Obligations Associated with Integrating into a Public Company will Require Significant Resources and Management Attention

Prior to the consummation of the Inmarsat Acquisition Inmarsat was, and will remain, a private company that is not subject to reporting requirements and does not have accounting personnel specifically employed to review internal controls over financial reporting. Upon completion of the Inmarsat Acquisition, the Inmarsat business became subject to the rules and regulations established from time to time by the SEC and Nasdaq. In addition, as a public company, we are required to document and test our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, so that our management can certify as to the effectiveness of our internal control over financial reporting in connection with the annual report to be filed with the SEC for the fiscal year following the fiscal year in which the Inmarsat Acquisition was consummated (which would include the acquired Inmarsat business) and thereafter, which requires us to make and document significant changes to our internal controls over financial reporting. Bringing Inmarsat into compliance with these rules and regulations and integrating Inmarsat into our current compliance and accounting system may increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. Furthermore, the need to establish the necessary corporate infrastructure to integrate Inmarsat may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, financial condition and results of operations. However, the measures we take may not be sufficient to satisfy our obligations as a public company. Inmarsat has identified certain material weaknesses in its internal control over financial reporting during the preparation of its financial statements, including with respect to judgmental and complex transactions specifically relating to Ligado, accounting relating to the acquisition of Inmarsat and assessment of deferred tax. Although Inmarsat believes all such material weaknesses have been fully remediated, there can be no assurance that the measures Inmarsat has taken fully address the material weaknesses in its internal control over financial reporting or that Inmarsat will not identify additional material weaknesses or significant deficiencies in the future. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise upon the Inmarsat Acquisition and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations. In addition, we cannot predict or estimate the amount of additional costs we may incur to bring Inmarsat into compliance with these requirements. We anticipate that these costs will materially increase our selling, general and administration expenses. In addition, bringing Inmarsat into compliance with these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. These additional obligations could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Inmarsat May Not Retain Sufficient Rights to the Spectrum Required to Operate its Existing Satellite Systems and May Not Be Able to Obtain Sufficient New Rights in Order to Take Full Advantage of Future Business Opportunities

Inmarsat relies on L-band, S-band, C-band and Ka-band radio spectrum to provide its services, and the risks described under “Risks Related to Our Satellites and Business,” in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, including in connection with obtaining or maintaining required authorizations and changes to the regulatory environment, similarly apply to the spectrum used in Inmarsat’s business. Inmarsat’s use of the L-band is governed, in part, by sharing arrangements with other satellite operators that are re-evaluated and re-established through two annual, regional multilateral meetings of those satellite operators (one for operators whose satellites cover the Americas, and a second for those whose satellites cover Europe, Africa, Asia and the Pacific). Portions of C-band where Inmarsat has feeder links for its existing satellites have been allocated for international mobile telecommunications use which makes continued licensing of C-band gateways more difficult in many countries and introduces the risk of interference from terrestrial use.

Inmarsat, together with Ligado Networks LLC, formerly known as LightSquared Inc. (Ligado), collectively have the rights to most of the mobile-satellite L-band spectrum allocation in the Americas. In December 2007, Inmarsat signed a cooperation agreement (the Ligado Cooperation Agreement) with Ligado, agreeing on certain spectrum assignments for the Americas for the foreseeable future. Inmarsat believes those rights provide it sufficient spectrum to support its existing services at current levels, but there can be no assurance that such spectrum rights will continue to be sufficient. As described above, Inmarsat’s failure to maintain sufficient spectrum rights could have a material adverse effect on its business, financial condition and results of operations.

In May 2009, Inmarsat was selected through European Parliament and Council Decision 2009/449/EC to operate an S-band MSS/complementary ground component (CGC) system across Europe. Inmarsat used this authorization to implement the EAN (in partnership with Deutsche Telekom) to provide mobile broadband services to aircraft flying over Europe. Pursuant to European Parliament and Council Decision 626/2008/EC (the MSS Decision), a regulatory framework was established whereby member states of the EU are required to authorize Inmarsat to operate the S-band MSS/CGC system in accordance with national and European Community law. The award of the S-band spectrum in Europe was made as a pan-European decision until 2027 and there can be no certainty that Inmarsat will be successful in renewing or extending beyond that date the authorizations issued by individual member states to date, on which the operation of the EAN relies.

The Development of Combined Satellite and Terrestrial Networks, and the Repurposing of Satellite Spectrum for Terrestrial Operations, Could Interfere with Inmarsat’s Services

On January 29, 2003, the Federal Communications Commission (the FCC) adopted an order (the ATC Order) allowing spectrum allocated to MSS, including in the L-band, to be used to support integrated ATC services if certain preconditions are met and operator-specific authorizations obtained. Since the time of the ATC Order, a number of MSS operators, including Ligado, have proposed or discussed such services.

The ATC Order and related decisions permitting integrated MSS/ATC in the L-band are based on certain assumptions, particularly relating to the level of interference that the provision of these services would likely cause to MSS or satellite operations, such as Inmarsat’s. If the FCC’s assumptions with respect to the use of L-band spectrum for integrated MSS/ATC services prove inaccurate, or a significant level of integrated MSS/ATC services is provided in the United States, the provision of integrated MSS/ATC services could interfere with Inmarsat’s satellites, gateway operations and user terminals, which may adversely impact its services, costs and revenues. Jurisdictions other than the United States are considering, and could implement, similar regulatory regimes in the future.

Inmarsat cannot provide assurance that the development of combined satellite and terrestrial networks in the United States, Canada or in other countries will not result in harmful interference to its operations. Additionally, if there is a sharing of C-band with terrestrial operators, this could negatively impact Inmarsat’s services. If Inmarsat is unable to prevent such interference it could have a material adverse effect on its business, financial condition and results of operations.

Inmarsat May be Subject to Operational, Regulatory and Financial Risks in Relation to the Ligado Cooperation Agreement

Operational, regulatory and financial risks to Inmarsat may arise in connection with the Ligado Cooperation Agreement. Inmarsat transitioned to the 30 MHz Plan under the Ligado Cooperation Agreement at the end of 2021, which reduces the amount of L-band spectrum available for Inmarsat’s services in North America and may require Inmarsat’s U.S. L-band services to coexist with Ligado’s own services in adjacent frequencies. There can be no assurance that actions taken by Inmarsat, Ligado or third parties to avoid, mitigate or otherwise address interference between the respective services will be effective or considered sufficient. Moreover, as discussed above, if Ligado launches its ATC services, there is a risk that Inmarsat’s U.S. L-band services may receive interference from Ligado’s ATC operations. The congestion and interference risks could have an adverse effect on Inmarsat’s future North America L-band service performance, revenues and costs. There can be no assurance that Inmarsat will be able to mitigate this impact. Ligado has alleged that Inmarsat is in breach of the Ligado Cooperation Agreement. Inmarsat intends to defend vigorously against any potential litigation, but the outcome would be uncertain and an unfavorable outcome could have a negative impact on Inmarsat’s business, financial condition and results of operations.

In respect of the Ligado Cooperation Agreement, Inmarsat has received payments that are intended to compensate it for the value of the spectrum provided to Ligado, including the lost revenues from Inmarsat utilizing less spectrum, as well as the potential costs of mitigation efforts to use the spectrum more efficiently and to protect its network from potential interference from any Ligado ATC operations. However, such payments may not be sufficient to fully compensate Inmarsat and Inmarsat’s interference mitigation strategy may not be successful, or may itself undermine Inmarsat’s business operations. As customers look to migrate from one Inmarsat terminal and/or service to another, there is a risk that some customers may choose competing services instead, which could have an adverse effect on Inmarsat’s business, financial condition and results of operations. In addition, Inmarsat could face claims from its customers, end-users, and/or Ligado regarding potential ATC interference to Inmarsat’s services.

In April 2020, the FCC approved Ligado’s application to modify its license to permit ATC services in the United States, subject to a number of operating conditions. Petitions for Reconsideration have been filed by the National Telecommunications Information Administration and others. If the FCC reconsiders its decision, or if there is a successful appeal, then there could be an adverse impact on Inmarsat’s receipt of future revenues from Ligado under the Ligado Cooperation Agreement. In addition, there can be no assurance that the remaining payments by Ligado under the Ligado Cooperation Agreement will be made on a timely basis or at all (whether due to Ligado’s breach, insolvency or otherwise).

Inmarsat Relies on its Third Parties to Provide Ground Infrastructure for Certain of its Narrowband L-band Services and Broadband Services

Inmarsat has third parties who provide the ground infrastructure for its narrowband L-band services, and also sells its narrowband L-band services to third-party distribution partners, some of whom operate the land-earth stations (LES) that transmit and receive those services to and from Inmarsat satellites. If any of these distribution partners fail to provide or maintain these LES facilities, Inmarsat has some ability to migrate affected traffic to its own LES facilities though there is likely to be some service disruption or limitation, including regulatory, which may affect the ability or timescale for a migration. This could adversely affect Inmarsat’s business, financial condition and results of operations. Inmarsat also has third parties who provide the ground infrastructure for the EAN and its GX services. The failure of third parties to provide or maintain these services could also adversely affect Inmarsat’s business, financial condition and results of operations.

Inmarsat also relies on manufacturers and partners to supply the technology and infrastructure required to support new satellite ground infrastructure deployment for newly launched satellites or satellites under construction or to maintain existing infrastructure and capabilities, without which Inmarsat’s revenues would be negatively impacted. This requires Inmarsat to procure suppliers for delivery of projects and support and maintenance activities through thorough and robust approaches appropriate for critical projects and activities.

In addition, Inmarsat relies on a network of LESs, Satellite Access Stations (SASs) and ground infrastructure, some of which are managed by third parties, and if there are significant interruptions in these networks due to component or telecom failure, physical attack, fire, explosion, extreme weather, natural disasters, failure of a third party to fulfil its contractual obligations or otherwise, such interruptions could affect Inmarsat’s business, financial condition and results of operations.

Sales by Distribution Partners and Resellers Represent a Significant Portion of Inmarsat’s Revenues; Inmarsat May Be Held Responsible for Actions Taken by its Distribution Partners and Resellers in Violation of Applicable Laws; the Failure, Loss or Insolvency of Key Distribution Partners Could Adversely Affect Inmarsat’s Revenues, Profitability and Liquidity

Inmarsat continues to rely on third-party distribution partners, resellers and other service providers for a material portion of its revenues. There is a risk that Inmarsat’s third-party distribution partners, resellers or service providers could fail to market, distribute or support its products and services effectively, or fail to offer its products and services at prices which are competitive, which could adversely affect Inmarsat’s revenues, profitability, liquidity and reputation. Changes in Inmarsat’s business model could affect the willingness of third-party distribution partners, resellers or other service providers to continue to offer Inmarsat’s services.

Like Viasat, Inmarsat’s sales and operations are subject to various applicable laws and regulations relating to trade, sanctions, export controls and anti-bribery laws, and violations of any such laws or regulations could materially adversely affect Inmarsat’s business, financial condition and results of operations. Inmarsat may also be held responsible under such laws and regulations for actions taken by its third-party distribution partners, resellers or other service providers who sell Inmarsat’s products and services on its behalf. Inmarsat has clauses in its contracts with third-party distribution partners, resellers and other service providers requiring them to comply with such laws and regulations and expressly prohibiting any actions in breach of sanctions laws. Inmarsat also has a compliance team and internal procedures in place designed to address such risks; however, there can be no assurance that third-party distribution partners, resellers or other service providers have fully complied or will comply with such covenants at all times, or that Inmarsat’s internal procedures have been or will continue to be completely effective in monitoring or ensuring such compliance. Accordingly, from time-to-time activities have been and may be undertaken by third-party distribution partners, resellers or other service providers, in violation of their contracts with Inmarsat and such laws and regulations, for which Inmarsat may be held responsible. For example, during 2021 Inmarsat identified that certain distributors were in breach of their contracts with Inmarsat and applicable sanctions laws and regulations. Upon identification, Inmarsat took immediate action to terminate the relevant services and investigate these breaches to ascertain any risk to Inmarsat from past or future non-compliance by its distributors and to improve its internal procedures to identify and prevent future breaches by its distributors, resellers or other service providers. Non-compliance with any applicable trade control, sanctions, export control or anti-corruption laws or other legal requirements may result in criminal and/or civil penalties, disgorgement and/or other sanctions and remedial measures, and may result in unexpected legal or compliance costs. Moreover, any existing or future investigation of alleged violations of any such laws could have a material adverse impact on Inmarsat’s reputation, business, financial condition and results of operations.

In addition, the loss, insolvency or merger of any key third-party distribution partners, resellers or other service providers could materially affect Inmarsat’s routes to market, increase its reliance on a few key partners, reduce customer choice or result in a significant bad debt cost, all of which could have a material adverse effect on its business, financial condition and results of operations.

Item 5. Other Information

Rule 10b5-1 Trading Plan Elections

On May 25, 2023, John Stenbit, Director, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 5,000 shares of the Company’s common stock from August 24, 2023 until September 6, 2023.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

2.1	Letter agreement, dated as of April 11, 2023, by and among Viasat, Inc. and the shareholders of Connect Topco Limited party thereto	10-K	000-21767	2.1(A)	05/22/2023

3.1	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Viasat, Inc.	8-K	000-21767	3.1	06/02/2023

4.1	Indenture, dated as of October 7, 2019, by and among Connect Finco SARL, Connect U.S. Finco LLC and Wilmington Trust, National Association, as trustee					X

10.1*	Severance Agreement, dated as of April 13, 2023, by and between Viasat, Inc. and K. Guru Gowrappan	10-K	000-21767	10.11	05/22/2023

10.2	Credit Agreement, dated as of May 30, 2023, by and among Viasat, Inc., Bank of America, N.A. (as administrative agent and collateral agent), and other lenders party thereto	8-K	000-21767	10.1	06/02/2023

10.3	Bridge Credit Agreement, dated as of May 30, 2023, by and among Viasat, Inc., JP Morgan Chase Bank, N.A. (as administrative agent), and the other lenders party thereto	8-K	000-21767	10.2	06/02/2023

10.4

Credit Agreement, dated as of December 12, 2019, by and among Connect Midco Limited, Connect Bidco Limited, Connect Finco SARL, Connect U.S. Finco LLC, Barclays Bank PLC (as administrative agent and collateral agent), and the other lenders party thereto

						X

10.4.1

Amendment No.1 to Credit Agreement, dated as of January 25, 2021, by and among Connect Midco Limited, Connect Bidco Limited, Connect Finco SARL, Connect U.S. Finco LLC, Barclays Bank PLC (as administrative agent and collateral agent), and the other lenders party thereto

						X

10.4.2

Amendment No. 2 to Credit Agreement, dated as of December 17, 2021, by and among Connect Midco Limited, Connect Bidco Limited, Connect Finco SARL, Connect U.S. Finco LLC, Barclays Bank PLC (as administrative agent and collateral agent), and the other lenders party thereto

						X

10.4.3

Amendment No. 3 to Credit Agreement, dated as of December 2, 2022, by and among Connect Midco Limited, Connect Bidco Limited, Connect Finco SARL, Connect U.S. Finco LLC, Barclays Bank PLC (as administrative agent and collateral agent), and the other lenders party thereto

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

VIASAT, INC.

August 9, 2023	/s/ MARK DANKBERG
Mark Dankberg
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ SHAWN DUFFY
Shawn Duffy
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)