Form 10-Q
period 2023-09-30
VIASAT INC
filed 2023-11-09
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023.

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of October 27, 2023 was 124,507,277.

VIASAT, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of September 30, 2023	As of March 31, 2023
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,961,583	$1,348,854
Restricted cash	7,184	30,532
Accounts receivable, net	664,482	419,934
Inventories	345,602	268,563
Prepaid expenses and other current assets	1,080,343	176,629
Total current assets	4,059,194	2,244,512

Property, equipment and satellites, net	7,708,056	4,378,283
Operating lease right-of-use assets	422,959	281,757
Other acquired intangible assets, net	2,771,837	201,205
Goodwill	1,375,542	158,542
Other assets	734,456	466,038
Total assets	$17,072,044	$7,730,337
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$388,582	$271,548
Accrued and other liabilities	1,098,184	647,232
Current portion of long-term debt	62,630	37,939
Total current liabilities	1,549,396	956,719

Senior notes	4,333,129	1,689,186
Other long-term debt	2,895,200	732,315
Non-current operating lease liabilities	397,494	273,006
Other liabilities	2,669,122	218,542
Total liabilities	11,844,341	3,869,768
Commitments and contingencies (Note 10)
Equity:
Viasat, Inc. stockholders’ equity
Common stock	13	8
Paid-in capital	4,752,694	2,540,679
Retained earnings	474,094	1,318,336
Accumulated other comprehensive income (loss)	(36,835)	(34,713)
Total Viasat, Inc. stockholders’ equity	5,189,966	3,824,310
Noncontrolling interest in subsidiary	37,737	36,259
Total equity	5,227,703	3,860,569
Total liabilities and equity	$17,072,044	$7,730,337

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(In thousands, except per share data)
Revenues:
Product revenues	$401,729	$260,959	$638,101	$433,454
Service revenues	823,686	402,600	1,367,105	805,161
Total revenues	1,225,415	663,559	2,005,206	1,238,615
Operating expenses:
Cost of product revenues	254,020	174,185	451,098	323,301
Cost of service revenues	512,270	267,703	860,103	536,368
Selling, general and administrative (including satellite impairment and related charges, net – see Note 1 – Basis of Presentation - Property, equipment and satellites)	1,148,989	177,191	1,368,570	348,816
Independent research and development	33,429	32,416	62,433	67,181
Amortization of acquired intangible assets	81,374	7,379	109,185	14,902
Income (loss) from operations	(804,667)	4,685	(846,183)	(51,953)
Other income (expense):
Interest income	32,486	6,809	51,675	6,932
Interest expense	(86,157)	(4,638)	(142,096)	(10,511)
Other income, net	—	87	—	1,098
Income (loss) from continuing operations before income taxes	(858,338)	6,943	(936,604)	(54,434)
(Provision for) benefit from income taxes from continuing operations	93,077	(76,646)	93,610	(53,833)
Equity in income (loss) of unconsolidated affiliate, net	(502)	(40)	329	(40)
Net income (loss) from continuing operations	(765,763)	(69,743)	(842,665)	(108,307)
Net income (loss) from discontinued operations, net of tax	—	22,187	—	39,712
Net income (loss)	(765,763)	(47,556)	(842,665)	(68,595)
Less: net income (loss) attributable to noncontrolling interest, net of tax	1,475	684	1,577	1,209
Net income (loss) attributable to Viasat, Inc.	$(767,238)	$(48,240)	$(844,242)	$(69,804)
Income (loss) per share attributable to Viasat, Inc. common stockholders - basic:
Continuing operations	$(6.16)	$(0.93)	$(7.75)	$(1.45)
Discontinued operations	—	0.29	—	0.53
Income (loss)	$(6.16)	$(0.64)	$(7.75)	$(0.93)
Income (loss) per share attributable to Viasat, Inc. common stockholders - diluted
Continuing operations	$(6.16)	$(0.93)	$(7.75)	$(1.45)
Discontinued operations	—	0.29	—	0.53
Income (loss)	$(6.16)	$(0.64)	$(7.75)	$(0.93)
Shares used in computing basic net income (loss) per share	124,529	75,758	108,903	75,313
Shares used in computing diluted net income (loss) per share	124,529	75,758	108,903	75,313
Comprehensive income (loss):
Net income (loss)	$(765,763)	$(47,556)	$(842,665)	$(68,595)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	(12,107)	(21,995)	(3,580)	(42,336)
Unrealized gain (loss) on hedging, net of tax	(4,839)	—	1,458	—
Other comprehensive income (loss), net of tax	(16,946)	(21,995)	(2,122)	(42,336)
Comprehensive income (loss)	(782,709)	(69,551)	(844,787)	(110,931)
Less: comprehensive income (loss) attributable to noncontrolling interest, net of tax	1,475	684	1,577	1,209
Comprehensive income (loss) attributable to Viasat, Inc.	$(784,184)	$(70,235)	$(846,364)	$(112,140)

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	September 30, 2023	September 30, 2022
Cash Flows from Continuing and Discontinued Operations	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(842,665)	$(68,595)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	368,572	204,599
Amortization of intangible assets	139,772	43,888
Stock-based compensation expense	43,470	43,806
Satellite impairment and disposition of fixed assets losses, net	835,900	25,406
Deferred income taxes and other non-cash adjustments	(86,749)	65,250
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(44,050)	(42,625)
Inventories	(45,707)	(40,190)
Other assets	(13,277)	8,382
Accounts payable	36,175	13,222
Accrued liabilities	(7,242)	3,299
Other liabilities	(61,557)	(28,310)
Net cash provided by (used in) operating activities	322,642	228,132
Cash flows from investing activities:
Purchase of property, equipment and satellites, and other assets	(740,664)	(554,813)
Payment related to acquisition of a business, net of cash acquired	(342,621)	—
Proceeds from sale of short-term investments	134,266	—
Payments to acquire short-term investments	(52,000)	—
Net cash provided by (used in) investing activities	(1,001,019)	(554,813)
Cash flows from financing activities:
Proceeds from debt borrowings	1,334,683	275,000
Payments on debt borrowings	(27,979)	(82,348)
Payments of debt issuance costs	(47,963)	(1,511)
Proceeds from issuance of common stock under equity plans	10,130	9,626
Purchase of common stock in treasury (immediately retired) related to tax withholdings for stock-based compensation	(2,565)	(832)
Repurchase of shares by majority-owned subsidiary	—	(30,000)
Other financing activities	2,186	(1,540)
Net cash provided by (used in) financing activities	1,268,492	168,395
Effect of exchange rate changes on cash	(734)	(3,001)
Net increase (decrease) in cash and cash equivalents and restricted cash	589,381	(161,287)
Cash and cash equivalents and restricted cash at beginning of period	1,379,386	310,459
Cash and cash equivalents and restricted cash at end of period	$1,968,767	$149,172
Non-cash investing and financing activities:
Issuance of common stock in connection with acquisition	$2,123,455	$—
Issuance of common stock in satisfaction of certain accrued compensation liabilities	$31,173	$27,619
Right-of-use assets obtained in exchange for operating lease liabilities	$13,848	$3,499
Capital expenditures not paid for during the period	$6,369	$45,688
Debt issuance costs not paid for	$2,151	$—

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Viasat, Inc. Stockholders
	Common Stock
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total
	(In thousands, except share data)
For the Three Months Ended September 30, 2023
Balance at June 30, 2023	124,054,755	$13	$4,718,054	$1,241,332	$(19,889)	$36,362	$5,975,872
Issuance of stock under Employee Stock Purchase Plan	382,062	—	10,048	—	—	—	10,048
Stock-based compensation	—	—	24,945	—	—	—	24,945
RSU awards vesting, net of shares withheld for taxes which have been retired	44,476	—	(353)	—	—	—	(353)
Other noncontrolling interest activity	—	—	—	—	—	(100)	(100)
Net income (loss)	—	—	—	(767,238)	—	1,475	(765,763)
Other comprehensive income (loss), net of tax	—	—	—	—	(16,946)	—	(16,946)
Balance at September 30, 2023	124,481,293	$13	$4,752,694	$474,094	$(36,835)	$37,737	$5,227,703

For the Three Months Ended September 30, 2022
Balance at June 30, 2022	75,551,823	$8	$2,482,847	$211,966	$(41,962)	$49,253	$2,702,112
Stock-based compensation	—	—	26,046	—	—	—	26,046
RSU awards vesting, net of shares withheld for taxes which have been retired	33,398	—	(327)	—	—	—	(327)
Other noncontrolling interest activity	—		(11,783)	—	—	(18,306)	(30,089)
Net income (loss)	—	—	—	(48,240)	—	684	(47,556)
Other comprehensive income (loss), net of tax	—	—	—	—	(21,995)	—	(21,995)
Balance at September 30, 2022	75,585,221	$8	$2,496,783	$163,726	$(63,957)	$31,631	$2,628,191

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Viasat, Inc. Stockholders
	Common Stock
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total
	(In thousands, except share data)
For the Six Months Ended September 30, 2023
Balance at March 31, 2023	76,912,016	$8	$2,540,679	$1,318,336	$(34,713)	$36,259	$3,860,569
Exercise of stock options	2,633	—	82	—	—	—	82
Issuance of stock under Employee Stock Purchase Plan	382,062	—	10,048	—	—	—	10,048
Stock-based compensation	—	—	49,827	—	—	—	49,827
Shares issued in settlement of certain accrued employee compensation liabilities	687,851	—	31,173	—	—	—	31,173
RSU awards vesting, net of shares withheld for taxes which have been retired	133,095	—	(2,565)	—	—	—	(2,565)
Shares issued in connection with acquisition of business, net of issuance costs	46,363,636	5	2,123,450	—	—	—	2,123,455
Other noncontrolling interest activity	—	—	—	—	—	(99)	(99)
Net income (loss)	—	—	—	(844,242)	—	1,577	(842,665)
Other comprehensive income (loss), net of tax	—	—	—	—	(2,122)	—	(2,122)
Balance at September 30, 2023	124,481,293	$13	$4,752,694	$474,094	$(36,835)	$37,737	$5,227,703

For the Six Months Ended September 30, 2022
Balance at March 31, 2022	74,428,816	$7	$2,421,950	$233,530	$(21,621)	$48,728	$2,682,594
Issuance of stock under Employee Stock Purchase Plan	369,712	—	9,626	—	—	—	9,626
Stock-based compensation	—	—	50,204	—	—	—	50,204
Shares issued in settlement of certain accrued employee compensation liabilities	719,989	1	27,618	—	—	—	27,619
RSU awards vesting, net of shares withheld for taxes which have been retired	66,704	—	(832)	—	—	—	(832)
Other noncontrolling interest activity	—	—	(11,783)	—	—	(18,306)	(30,089)
Net income (loss)	—	—	—	(69,804)	—	1,209	(68,595)
Other comprehensive income (loss), net of tax	—	—	—	—	(42,336)	—	(42,336)
Balance at September 30, 2022	75,585,221	$8	$2,496,783	$163,726	$(63,957)	$31,631	$2,628,191

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation

The accompanying condensed consolidated balance sheet at September 30, 2023, the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended September 30, 2023 and 2022, the condensed consolidated statements of cash flows for the six months ended September 30, 2023 and 2022 and the condensed consolidated statements of equity for the three and six months ended September 30, 2023 and 2022 have been prepared by the management of Viasat, Inc. (also referred to hereafter as the Company or Viasat), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended March 31, 2023 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 31, 2023 included in the Company’s Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

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

On May 30, 2023, the Company purchased all of the issued and outstanding shares of Connect Topco Limited, a private company limited by shares and incorporated in Guernsey (Inmarsat Holdings and, together with its subsidiaries, Inmarsat) in exchange for approximately $550.7 million in cash and 46.36 million unregistered shares of the Company’s common stock (the Inmarsat Acquisition). In connection with the closing of the Inmarsat Acquisition, the Company entered into a $616.7 million senior secured term loan facility (the 2023 Term Loan Facility) and a $733.4 million unsecured bridge loan facility (the Bridge Facility), which were fully drawn at closing. On September 28, 2023, the Company repaid and discharged the Bridge Facility in full with the net proceeds of the issuance of its 7.500% Senior Notes due 2031 (the 2031 Notes), together with cash on hand. See Note 4 – Acquisition and Note 8 – Senior Notes and Other Long-Term Debt for more information. The Inmarsat Acquisition was accounted for as a purchase and accordingly, the condensed consolidated financial statements include the operating results of Inmarsat from the date of acquisition.

In connection with the closing of the Inmarsat Acquisition, the Company's certificate of incorporation was amended to increase the number of shares of common stock authorized for issuance from 100,000,000 to 200,000,000 as previously approved by the Company's stockholders at a special meeting held on June 21, 2022.

On January 3, 2023, the Company completed the sale of certain assets and liabilities comprising the Company's Link-16 Tactical Data Links business (the Link-16 TDL Business), part of the Company's government systems segment, to L3Harris Technologies, Inc. (L3Harris) in exchange for approximately $1.96 billion in cash, subject to adjustments (the Link-16 TDL Sale). In accordance with the authoritative guidance for discontinued operations (Accounting Standards Codification (ASC) 205-20), the Company determined that the Link-16 TDL Business met held-for-sale and discontinued operations accounting criteria at the end of the second quarter of fiscal year 2023. Accordingly, the Company classified the results of the Link-16 TDL Business as discontinued operations in its condensed consolidated statements of operations for the three and six months ended September 30, 2022. Certain prior period quarterly amounts have been adjusted by an insignificant amount from the amounts previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, due to the determination that certain contracts could not be novated in connection with the closing of the Link-16 TDL Sale. Unless otherwise noted, discussion within the notes to the condensed consolidated financial statements relates to continuing operations only and excludes the Link-16 TDL Business. See Note 5 — Discontinued Operations for additional information.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

Contract costs on U.S. Government contracts are subject to audit and review by the Defense Contracting Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. Government agencies, as well as negotiations with U.S. Government representatives. As of September 30, 2023, the DCAA had completed its incurred cost audit for fiscal years 2004, 2016, 2019, 2020 and 2021. The DCMA approved the Company’s incurred costs for those fiscal years, with the exception of 2021, which is pending. The DCMA also approved the Company’s incurred costs for fiscal years 2005 through 2015, 2017, 2018 and 2022 without further audit based on the determination of low risk. Although the Company has recorded contract revenues subsequent to fiscal year 2020 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. The Company had $15.6 million and $12.9 million as of September 30, 2023 and March 31, 2023, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. Government cost reimbursable contracts (see Note 10 — Commitments and Contingencies for more information).

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

Transaction price allocated to remaining performance obligations

The Company’s remaining performance obligations represent the transaction price of firm contracts and orders for which work has not been performed. The Company includes in its remaining performance obligations only those contracts and orders for which it has accepted purchase orders. Remaining performance obligations associated with the Company’s subscribers for fixed consumer and business broadband services in its satellite services segment exclude month-to-month service contracts in accordance with a practical expedient and are estimated using a portfolio approach in which the Company reviews all relevant promotional activities and calculates the remaining performance obligation using the average service component for the portfolio and the average time remaining under the contract. The Company’s future recurring in-flight connectivity service contracts in its satellite services segment do not have minimum service purchase requirements and therefore are not included in the Company’s remaining performance obligations. As of September 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $3.6 billion, of which the Company expects to recognize almost half over the next 12 months, with the balance recognized thereafter.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following sets forth disaggregated reported revenue by segment and product and services for the three and six months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$251,111	$150,618	$401,729
Service revenues	585,334	24,087	214,265	823,686
Total revenues	$585,334	$275,198	$364,883	$1,225,415

	Six Months Ended September 30, 2023
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$378,992	$259,109	$638,101
Service revenues	983,818	44,801	338,486	1,367,105
Total revenues	$983,818	$423,793	$597,595	$2,005,206

	Three Months Ended September 30, 2022
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$159,831	$101,128	$260,959
Service revenues	300,547	20,196	81,857	402,600
Total revenues	$300,547	$180,027	$182,985	$663,559

	Six Months Ended September 30, 2022
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$253,406	$180,048	$433,454
Service revenues	612,647	39,405	153,109	805,161
Total revenues	$612,647	$292,811	$333,157	$1,238,615

Revenues from the U.S. Government as an individual customer comprised approximately 16% of total revenues for both the three and six months ended September 30, 2023, and approximately 18% and 17% of total revenues for the three and six months ended September 30, 2022, respectively, mainly reported within the government systems segment. Revenues from the Company’s other customers, mainly reported within the commercial networks and satellite services segments, comprised approximately 84% of total revenues for both the three and six months ended September 30, 2023, and approximately 82% and 83% of total revenues for the three and six months ended September 30, 2022, respectively.

The Company’s satellite services segment revenues are primarily derived from the Company’s in-flight services, fixed broadband services, maritime and narrowband services (primarily acquired through the Inmarsat Acquisition), and energy services.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Revenues in the Company’s commercial networks and government systems segments are primarily derived from three types of contracts: fixed-price, cost-reimbursement and time-and-materials contracts. Fixed-price contracts (which require the Company to provide products and services under a contract at a specified price) comprised approximately 92% and 90% of the Company’s total revenues for these segments for the three and six months ended September 30, 2023, respectively, and approximately 89% and 87% of the Company’s total revenues for these segments for the three and six months ended September 30, 2022, respectively. The remainder of the Company’s revenues in these segments for such periods was derived primarily from cost-reimbursement contracts (under which the Company is reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (under which the Company is reimbursed for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

Historically, a significant portion of the Company’s revenues in its commercial networks and government systems segments has been derived from customer contracts that include the development of products. The development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for the Company’s funded development from its customer contracts were approximately 12% and 13% of its total revenues for the three and six months ended September 30, 2023, respectively and approximately 14% and 15% of its total revenues for the three and six months ended September 30, 2022, respectively.

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

The following table presents contract assets and liabilities as of September 30, 2023 and March 31, 2023:

	As of September 30, 2023	As of March 31, 2023
	(In thousands)
Unbilled accounts receivable	$164,643	$104,889
Collections in excess of revenues and deferred revenues	271,321	132,187
Deferred revenues, long-term portion	920,470	84,747

Unbilled accounts receivable increased by $59.8 million during the six months ended September 30, 2023, primarily driven by revenue recognized in each of the Company’s segments in excess of billings. The Inmarsat Acquisition (based on preliminary estimates) contributed approximately $16.3 million of unbilled accounts receivable.

Collections in excess of revenues and deferred revenues increased by $139.1 million during the six months ended September 30, 2023 driven primarily by $144.0 million contributed by the Inmarsat Acquisition (based on preliminary estimates) in the Company's satellite services segment. This increase was partially offset by a $4.9 million decrease during the six months ended September 30, 2023, primarily driven by revenue recognized in excess of advances received on goods or services in the Company's satellite services segment.

Based on preliminary estimates, the Inmarsat Acquisition contributed approximately $860.0 million of deferred revenues (long-term). This increase was partially offset by a $24.3 million decrease during the six months ended September 30, 2023, related to amounts reclassified to collections in excess of revenues and deferred revenues in the Company's satellite services segment.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

During the three and six months ended September 30, 2023, the Company recognized revenue of $23.4 million and $77.2 million, respectively, that was previously included in the Company’s collections in excess of revenues and deferred revenues at March 31, 2023. During the three and six months ended September 30, 2022, the Company recognized revenue of $22.1 million and $97.7 million, respectively, that was previously included in the Company’s collections in excess of revenues and deferred revenues at March 31, 2022.

Cash equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase, with a significant portion held in U.S. government-backed qualified money-market securities.

Restricted cash

Restricted cash relates to deposits required by certain counterparties as collateral pursuant to outstanding letters of credit. Restricted cash as of September 30, 2023 and March 31, 2023 was $7.2 million and $30.5 million, respectively.

In accordance with the authoritative guidance for the statement of cash flows (ASU 230), the following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that total to the amounts shown in the condensed consolidated statements of cash flows.

	As of September 30, 2023	As of March 31, 2023
	(In thousands)
Cash and cash equivalents	$1,961,583	$1,348,854
Restricted cash	7,184	30,532
Total cash and cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$1,968,767	$1,379,386

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

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (ASC 835-20). With respect to the construction of satellites,

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

gateway and networking equipment and other assets under construction, the Company capitalized $70.2 million and $126.9 million of interest expense for the three and six months ended September 30, 2023, respectively, and $38.5 million and $72.1 million for the three and six months ended September 30, 2022, respectively.

The Company's complementary fleet of 21 satellites in space spans the Ka-, L- and S- bands. In addition to Viasat’s legacy satellite fleet, the closing of the Inmarsat Acquisition added: five additional high-bandwidth Ka-band satellites, eight high-availability L-band satellites (three of which are contingency satellites in orbit but not currently in service), an S-band satellite that supports the European Aviation Network (EAN) to provide in-flight connectivity services to commercial airlines in Europe, and an Inmarsat-6 (I-6) class hybrid Ka-/L-band satellite (the I-6 F1 satellite), with additional satellites under development. In addition to the Company's satellite fleet, the Company has purchased capacity on and has access to additional regional partner satellites. In addition, the Company owns related earth stations and networking equipment for all of its satellites. The Company procures CPE units leased to customers in order to connect to the Company's satellite network as part of the Company’s satellite services segment, which are reflected in investing activities and property, equipment and satellites, net in the accompanying condensed consolidated financial statements. The Company depreciates the satellites, earth stations and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites, net, as of September 30, 2023 were $678.7 million and $227.3 million, respectively. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites, net, as of March 31, 2023 were $395.4 million and $213.6 million, respectively.

The Company launched the first of its third-generation ViaSat-3 class satellites, ViaSat-3 F1, into orbit on April 30, 2023 and is planning to launch two additional third-generation ViaSat-3 class satellites currently under construction. On July 12, 2023, the Company reported a reflector deployment issue that materially impacted the performance of the ViaSat-3 F1 satellite. The Company and the reflector provider conducted a rigorous review of the development and deployment of the affected reflector to determine its impact and potential remedial measures. In connection with the root cause analysis, the Company determined that while the satellite payload is functional, the Company will recover less than 10% of the planned throughput on the ViaSat-3 F1 satellite.

On August 24, 2023, the Company reported that the I-6 F2 satellite, which was launched on February 18, 2023, suffered a power subsystem anomaly during its orbit raising phase. The Company and Airbus, the satellite's manufacturer, performed a root cause analysis of the anomaly and concluded the satellite would not operate as intended. The Company determined that the full carrying value of the I-6 F2 satellite is not recoverable. The I-6 F2 anomaly does not impact ongoing customer services. The I-6 F1 satellite, which was launched in December 2021, is operational and continues to perform as expected.

As a result of the anomalies that occurred with respect to the ViaSat-3 F1 and I-6 F2 satellites, as well as the impact of integration efforts related to the Inmarsat Acquisition, the Company has undertaken extensive analysis of its existing integrated satellite fleet and ongoing satellites under construction projects, taking into account its anticipated future capacity needs, projected capital investment profile and access to third party satellites under existing bandwidth arrangements. Based on the impairment analysis performed during the second quarter of fiscal year 2024, as a result of the anomalies experienced in the two satellites and integration impact related to the Inmarsat Acquisition, during the three months ended September 30, 2023, the Company recorded a reduction to the carrying value of satellites under construction (including capitalized interest) of approximately $1.6 billion (based on the Company's originally estimated ViaSat-3 F1 satellite output capabilities compared to the anticipated potential and configured capacity of the ViaSat-3 F1 satellite, the full value of the I-6 F2 satellite and the ViaSat-4 satellite, each a separate asset group), which was partially offset by total insurance claim receivables of approximately $770.0 million. As a result, during the three months ended September 30, 2023, the Company recorded a net loss of approximately $900.0 million, including liabilities associated with the termination of certain subcontractor agreements, in selling, general and administrative expenses in its satellite services segment in the condensed consolidated statements of operations and comprehensive income (loss).

Occasionally, the Company may enter into finance lease arrangements for various machinery, equipment, computer-related equipment, software, furniture, fixtures, or satellites. The Company records amortization of assets leased under finance lease arrangements within depreciation expense. The Company’s finance leases consist primarily of satellite lifetime Ka-band capacity leases and have remaining terms from one to three years. The Company reports assets obtained under finance leases in property, equipment and satellites, net and the current and non-current portions of its finance lease liabilities in current portion of long-term debt and other long-term debt, respectively (see Note 1 — Basis of Presentation – Leases for more information).

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

The Company’s operating leases consist primarily of leases for office space, data centers and satellite ground facilities and have remaining terms that typically range from less than one year to 14 years, some of which include renewal options, and some of which include options to terminate the leases within one year. Certain earth station leases have renewal terms that have been deemed to be reasonably certain to be exercised and as such have been recognized as part of the Company’s right-of-use assets and lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company recognizes right-of-use assets and lease liabilities for such leases in accordance with ASC 842. The Company reports operating lease right-of-use assets in operating lease right-of-use assets and the current and non-current portions of its operating lease liabilities in accrued and other liabilities and non-current operating lease liabilities, respectively.

Lessor accounting

For broadband equipment leased to customers in conjunction with the delivery of connectivity services, the Company has made an accounting policy election not to separate the broadband equipment from the related connectivity

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs related to patents of $3.8 million and $3.7 million were included in other assets as of September 30, 2023 and March 31, 2023, respectively. The Company capitalized costs of $80.9 million and $77.0 million related to acquiring and obtaining orbital slots and other licenses included in other assets as of September 30, 2023 and March 31, 2023, respectively. Accumulated amortization related to these assets was $7.6 million and $6.8 million as of September 30, 2023 and March 31, 2023, respectively. Amortization expense related to these assets was an insignificant amount for the three and six months ended September 30, 2023 and 2022. If a patent, orbital slot or other license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During the three and six months ended September 30, 2023 and 2022, the Company did not write off any significant costs due to abandonment or impairment.

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense using the effective interest rate method, or, when the results are not materially different, on a straight-line basis over the expected term of the related debt. During the six months ended September 30, 2023 and 2022, the Company capitalized $50.1 million of debt issuance costs and no debt issuance costs, respectively. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in loss on extinguishment of debt in the condensed consolidated statements of operations and comprehensive income (loss). Debt issuance costs related to the Company’s revolving credit facilities are recorded in other long-term assets in the condensed consolidated balance sheets in accordance with the authoritative guidance for imputation of interest (ASC 835-30). Debt issuance costs related to the Company’s $700.0 million senior secured term loan facility (the Term Loan Facility), the Company's $616.7 million 2023 Term Loan Facility, the Company's 5.625% Senior Notes due 2025 (the 2025 Notes), the Company’s 5.625% Senior Secured Notes due 2027 (the 2027 Notes), the Company’s 6.500% Senior Notes due 2028 (the 2028 Notes), the 2031 Notes (which include debt issuance costs previously recorded with respect to the Company's former $733.4 million Bridge Facility), and the Company's direct loan facility with the Export-Import Bank of the United States (the Ex-Im Credit Facility and, together with the Term Loan Facility and the 2023 Term Loan Facility, the Viasat Credit Facilities), as well as debt issuance costs related to Inmarsat's $1.75 billion senior secured term loan facility (the Inmarsat Term Loan Facility) and Inmarsat's 6.750% Senior Secured Notes due 2026 (the Inmarsat 2026 Notes) are recorded as a direct deduction from the carrying amount of the related debt, consistent with debt discounts, in accordance with the authoritative guidance for imputation of interest (ASC 835-30).

Software development

Costs of developing software for sale are charged to independent research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. Capitalized costs, net, of $224.7 million and $222.2 million related to software developed for resale were included in other assets as of September 30, 2023 and March 31, 2023, respectively. The Company capitalized $15.0 million and $31.0 million of costs related to software developed for resale for the three and six months ended September 30, 2023, respectively. The Company capitalized $15.9 million and $24.6 million of costs related to software developed for resale for the three and six months ended September 30, 2022, respectively. Amortization expense for capitalized software development costs was $14.1 million and $28.5 million for the three and six months ended September 30, 2023, respectively, and $13.7 million and $22.9 million for the three and six months ended September 30, 2022, respectively.

Self-insurance and post-retirement medical benefit liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company has recorded self-insurance liability for its plans of $7.3 million and $7.9 million as of September 30, 2023 and March 31, 2023, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued and other liabilities in accordance with the estimated timing of the projected payments.

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

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At September 30, 2023 and March 31, 2023, no such amounts were accrued related to the aforementioned provisions.

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

On August 15, 2022, TrellisWare, a majority-owned subsidiary of the Company, completed the repurchase of shares of its common stock from participating stockholders for a total purchase price of approximately $30.0 million. The Company did not elect to participate in the share repurchase, and accordingly, the Company's ownership percentage of TrellisWare increased to slightly over 60% as a result of the share repurchase.

The following table summarizes the effect of the change in the Company's percentage ownership interest in TrellisWare on the Company's equity for the three and six months ended September 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(In thousands)
Net income (loss) attributable to Viasat, Inc.	$(767,238)	$(48,240)	$(844,242)	$(69,804)
Transfers to noncontrolling interest	—	(11,783)	—	(11,783)
Change from net income (loss) attributable to Viasat, Inc. and transfers from (to) noncontrolling interest	$(767,238)	$(60,023)	$(844,242)	$(81,587)

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

Common stock held in treasury

As of September 30, 2023 and March 31, 2023, the Company had no shares of common stock held in treasury.

During the three months ended September 30, 2023 and 2022, the Company issued 57,027 and 41,930 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. During the six months ended September 30, 2023 and 2022, the Company issued 194,496 and 88,401 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, during the three months ended September 30, 2023 and 2022, the Company repurchased 12,551 and 8,532 shares of common stock, respectively, at cost and with an insignificant total value for both periods. During the six months ended September 30, 2023 and 2022, the Company repurchased 61,401 and 21,697 shares of common stock, respectively, at cost and with a total value of $2.6 million and an insignificant amount, respectively. Although shares withheld for employee withholding taxes are technically not issued, they are treated as common stock repurchases for accounting purposes (with such shares deemed to be repurchased and then immediately retired), as they reduce the number of shares that otherwise would have been issued upon vesting of the restricted stock units. These retired shares remain as authorized stock and are considered to be unissued. The retirement of treasury stock had no impact on the Company’s total consolidated stockholders’ equity.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Derivatives

As a result of the Inmarsat Acquisition on May 30, 2023 (see Note 4 – Acquisition for more information), the Company assumed interest rate cap contracts to hedge the variable interest rate under the Inmarsat Term Loan Facility (see Note 8 – Senior Notes and Other Long-Term Debt for more information). The interest rate cap contracts provided protection of Compound SOFR up to 2% and covered 99% of the total nominal amount of the Inmarsat Term Loan Facility. At the time of the acquisition, the Company continued to account for the interest rate cap contracts as cash-flow hedges.

The Company does not use this instrument, or these types of instruments in general, for speculative or trading purposes. The Company’s objective is to reduce the risk to earnings and cash flows associated with changes in debt with variable interest rates. Derivative instruments are recognized as either assets or liabilities in the condensed consolidated balance sheets and are measured at fair value. The value of a hedging derivative is classified as a non-current asset or liability if the cash flows are due to be received in greater than 12 months, and as a current asset or liability if the cash flows are due to be received in less than 12 months.

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

During the three and six months ended September 30, 2023, the Company recognized a gain of $7.9 million (and related tax expense of $2.0 million) and $20.6 million (and related tax expense of $5.2 million), respectively, in other comprehensive income arising from changes in the fair value of the interest rate cap contracts (designated as cash-flow hedging instruments) related to the Inmarsat Term Loan Facility. During the three and six months ended September 30, 2023, the Company released $14.3 million (and related tax benefit of $3.6 million) and $18.7 million (and related tax benefit of $4.7 million), respectively, from other comprehensive income to interest expense (based on the nature of the underlying transaction). As of September 30, 2023, the fair value of the Company's interest rate cap contracts was $54.1 million recorded as an other current asset and $18.1 million recorded as an other asset (long-term).

At September 30, 2023 the estimated net amount of unrealized gains or losses related to the interest rate cap contracts that was expected to be reclassified to earnings within the next 12 months was $54.1 million. The interest rate cap contracts outstanding as of September 30, 2023 will mature in February 2025.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Stock-based compensation

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award. Expense for restricted stock units and stock options is recognized on a straight-line basis over the employee’s requisite service period. Expense for total shareholder return (TSR) performance stock options that vest is recognized regardless of the actual TSR outcome achieved and is recognized on a graded-vesting basis. The Company accounts for forfeitures as they occur. The Company recognized $21.7 million and $43.5 million of stock-based compensation expense for the three and six months ended September 30, 2023, respectively. The Company recognized $21.9 million and $42.1 million of stock-based compensation expense for the three and six months ended September 30, 2022, respectively. The Company recognizes excess tax benefits or deficiencies on vesting or settlement of awards as discrete items within income tax benefit or provision within net income (loss) and the related cash flows are classified within operating activities.

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

Recent authoritative guidance

In October 2021, the Financial Accounting Standards Board (FASB) issued ASU 2021-08, Business Combinations (ASC 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with ASC 606 as if the acquirer had originated the contracts. The Company adopted the new guidance prospectively in the first quarter of fiscal year 2024 and applied its provisions to the Inmarsat Acquisition (see Note 4 – Acquisition).

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842) – Common Control Agreements. The amendments in this update that apply to public business entities clarify the accounting for leasehold improvements associated with common control leases. The new standard will become effective for the Company beginning in fiscal year 2025. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In July 2023, the FASB issued ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement – Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation – Stock Compensation (Topic 718). This ASU amends various paragraphs in the accounting codification pursuant to the issuance of Commission Staff Accounting Bulletin (SAB) number 120. The ASU provides clarifying guidance related to employee and non-employee share-based payment accounting, including guidance related to spring-loaded awards. ASU 2023-03 is effective upon issuance. The adoption of this guidance upon issuance did not have a material impact on the Company’s consolidated financial statements and disclosures.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2 — Composition of Certain Balance Sheet Captions

	As of September 30, 2023	As of March 31, 2023
	(In thousands)
Accounts receivable, net:
Billed	$516,488	$327,148
Unbilled	164,643	104,889
Allowance for doubtful accounts	(16,649)	(12,103)
	$664,482	$419,934
Inventories:
Raw materials	$102,415	$68,655
Work in process	31,534	25,347
Finished goods	211,653	174,561
	$345,602	$268,563
Prepaid expenses and other current assets:
Insurance receivable	$770,000	$—
Prepaid expenses	157,646	115,701
Other	152,697	60,928
	$1,080,343	$176,629
Property, equipment and satellites, net:
Equipment and software (estimated useful life of 3-7 years)	$3,202,111	$1,917,243
CPE leased equipment (estimated useful life of 4-7 years)	678,679	395,427
Furniture and fixtures (estimated useful life of 7 years)	63,291	58,807
Leasehold improvements (estimated useful life of 2-17 years)	182,765	151,827
Buildings (estimated useful life of 12-38 years)	16,247	12,487
Land	29,388	3,873
Construction in progress	1,085,899	685,646
Satellites (estimated useful life of 7-17 years)	3,225,201	1,056,313
Satellite Ka-band capacity obtained under finance leases (estimated useful life of 7-11 years)	177,581	175,712
Satellites under construction	1,700,090	2,252,908
	10,361,252	6,710,243
Less: accumulated depreciation and amortization	(2,653,196)	(2,331,960)
	$7,708,056	$4,378,283
Other acquired intangible assets, net:
Contracts and customer relationships (weighted average useful life of 11 years)	$1,287,129	$132,563
Orbital slots and spectrum assets (weighted average useful life of 12 years)	1,018,600	8,600
Technology (weighted average useful life of 7 years)	256,128	151,327
Trade name (weighted average useful life of 8 years)	122,250	32,253
Other (weighted average useful life of 5 years)	341,657	21,782
	3,025,764	346,525
Less: accumulated amortization	(253,927)	(145,320)
	$2,771,837	$201,205
Other assets:
Deferred income taxes	$183,151	$23,724
Capitalized software costs, net	224,712	222,155
Patents, orbital slots and other licenses, net	77,085	73,932
Other	249,508	146,227
	$734,456	$466,038
Accrued and other liabilities:
Collections in excess of revenues and deferred revenues	$271,321	$132,187
Accrued employee compensation	151,389	125,349
Accrued vacation	51,436	45,177
Operating lease liabilities	65,942	50,639
Income taxes payable	141,182	113,905
Other	416,914	179,975
	$1,098,184	$647,232
Other liabilities:
Deferred revenues, long-term portion	$920,470	$84,747
Deferred income taxes	1,401,904	85,989
Other	346,748	47,806
	$2,669,122	$218,542

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

The following tables present the Company's hierarchy for its assets measured at fair value on a recurring basis as of September 30, 2023 and March 31, 2023. The Company had no liabilities measured at fair value on a recurring basis as of both September 30, 2023 and March 31, 2023.

	Fair Value as of September 30, 2023	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$881,479	$881,479	$—	$—
Interest rate cap contracts	72,237	—	72,237	—
Total assets measured at fair value on a recurring basis	$953,716	$881,479	$72,237	$—

	Fair Value as of March 31, 2023	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$757,600	$757,600	$—	$—
Total assets measured at fair value on a recurring basis	$757,600	$757,600	$—	$—

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Cash equivalents — The Company’s cash equivalents consist of money market funds, with a significant portion held in U.S. government backed qualified money market securities.

Interest rate cap contracts — The Company assumed interest rate cap contracts to hedge the variable interest rate under the Inmarsat Term Loan Facility (see Note 1 – Basis of Presentation – Derivatives for more information). The Company’s interest rate cap contracts are valued using the forward interest rate curve at each reporting date (Level 2).

Contingencies — In connection with the acquisition of the remaining 51% interest in Euro Broadband Infrastructure Sàrl (EBI) on April 30, 2021, part of the purchase price consideration was determined approximately two years after the closing date, and as a result the Company received €20.0 million, or approximately $22.0 million, in cash and recorded a gain of approximately $18.1 million in the second quarter of fiscal year 2024 in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). The consideration paid was contingent based on certain outcomes as defined in the acquisition agreement. Each reporting period, the Company estimated the fair value of the contingent consideration based on unobservable inputs and probability weightings using standard valuation techniques (Level 3). The fair value amount was recorded in other current assets within the prepaid expenses and other current assets caption on the Company's condensed consolidated balance sheets as of March 31, 2023 and any change to fair value was recorded in the Company’s condensed consolidated statements of

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

operations each reporting period. As of March 31, 2023, and for the three and six months ended September 30, 2023 and 2022, the Company’s fair value estimate, and change in fair value of the contingent consideration were immaterial.

Long-term debt — The Company’s long-term debt consists of borrowings under the Viasat Credit Facilities and Inmarsat's $2.45 billion senior secured credit facility (the Inmarsat Secured Credit Facility), $700.0 million in aggregate principal amount of 2025 Notes, $600.0 million in aggregate principal amount of 2027 Notes, $400.0 million in aggregate principal amount of 2028 Notes, $733.4 million in aggregate principal amount of 2031 Notes, $2.08 billion in aggregate principal amount of Inmarsat 2026 Notes and finance lease obligations reported at the present value of future minimum lease payments with current accrued interest. Long-term debt related to Viasat's $647.5 million revolving credit facility (the Viasat Revolving Credit Facility) and Inmarsat's $700.0 million revolving line of credit under the Inmarsat Secured Credit Facility (the Inmarsat Revolving Credit Facility) is reported at the outstanding principal amount of borrowings, while long-term debt related to the Term Loan Facility, the Ex-Im Credit Facility, the Inmarsat Term Loan Facility, the 2025 Notes, the 2027 Notes, the 2028 Notes and the 2031 Notes is reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s long-term debt related to the Term Loan Facility, the 2023 Term Loan Facility, the Viasat Revolving Credit Facility and the Inmarsat Secured Credit Facility approximates its carrying amount due to its variable interest rate, which approximates a market interest rate. As of September 30, 2023 and March 31, 2023, the fair value of the Company’s long-term debt related to the Ex-Im Credit Facility was Level 2 and was approximately $47.8 million and $57.1 million, respectively. As of September 30, 2023 and March 31, 2023, the estimated fair value of the Company’s outstanding long-term debt related to each series of Notes was Level 2 and was $646.6 million and $661.5 million, respectively, for the 2025 Notes, $518.3 million and $561.7 million, respectively, for the 2027 Notes, and $277.0 million and $292.0 million, respectively, for the 2028 Notes. As of September 30, 2023, the fair value of the Company's long-term debt related to the 2031 Notes and the Inmarsat 2026 Notes was Level 2 and was $484.4 million and $1.94 billion, respectively.

Satellite performance incentive obligations — The Company’s contracts with satellite manufacturers require the Company to make monthly in-orbit satellite performance incentive payments with respect to certain satellites in commercial service, including interest, through fiscal year 2028, subject to the continued satisfactory performance of the applicable satellites. The Company records the net present value of these expected future payments as a liability and as a component of the cost of the satellites. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentive obligations on a recurring basis. The fair value of the Company’s outstanding satellite performance incentive obligations is estimated to approximate their carrying value based on current rates (Level 2). As of September 30, 2023 and March 31, 2023, the Company’s estimated satellite performance incentive obligations relating to certain satellites in commercial service, including accrued interest, were $18.0 million and $20.0 million, respectively.

Note 4 — Acquisition

On May 30, 2023, the Company completed the acquisition of all outstanding shares of Inmarsat Holdings, a privately held leading provider of global mobile satellite communications services. The Inmarsat Acquisition positions the Company as a leading global communications innovator with enhanced scale and scope to connect the world affordably, securely and reliably. The complementary assets and resources of the combined company position the Company to provide advanced new services in mobile and fixed segments, driving greater customer choice in broadband communications and narrowband services (including the Internet of Things (IoT)). These benefits and additional opportunities were among the factors that contributed to a purchase price resulting in the recognition of preliminary estimated goodwill of $811.8 million and $405.9 million which was recognized in the Company's satellite services and government systems segments, respectively. The goodwill recognized was not deductible for U.S. and foreign income tax purposes.

The consideration transferred of approximately $2.7 billion was comprised of $2.1 billion of the fair value of approximately 46.36 million unregistered shares of the Company’s common stock issued at the closing of the transaction and $550.7 million in cash consideration. In connection with the Inmarsat Acquisition, the Company recorded acquisition-related transaction costs of $2.5 million and $29.9 million during the three and six months ended September 30, 2023, respectively, and $9.5 million and $22.3 million for the three and six months ended September 30, 2022, respectively, included in selling, general and administrative expenses.

The purchase price allocation is preliminary primarily due to the pending finalization of the Company’s valuation analysis and review of various tax attributes. The Company allocated the purchase price to tangible and intangible assets acquired and liabilities assumed based on the preliminary estimates of their fair values, which is subject to adjustment for

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

up to one year after the closing of the Inmarsat Acquisition as additional information is obtained. The preliminary purchase price allocation of the acquired assets and assumed liabilities in the Inmarsat Acquisition based on the preliminary estimated fair values as of May 30, 2023, adjusted since the closing of the Inmarsat Acquisition, primarily between goodwill and identifiable intangible assets, is as follows:

(In thousands)
Current assets	$652,247
Property, equipment and satellites	4,597,898
Identifiable intangible assets	2,680,000
Other assets	388,305
Total assets acquired	$8,318,450
Current liabilities	(594,829)
Long-term debt, excluding short-term portion	(3,519,771)
Other long-term liabilities	(2,742,527)
Total liabilities assumed	$(6,857,127)
Goodwill	1,217,769
Total consideration transferred	$2,679,092

Current liabilities and other long-term liabilities include approximately $29.6 million and $248.3 million, respectively, of unfavorable contract liabilities amortized into service revenue over a weighted average estimated useful life of approximately nine years. Estimated amounts assigned to identifiable intangible assets are being amortized on a straight-line basis over their estimated useful lives (which approximates the economic pattern of benefit) and are as follows as of May 30, 2023:

		Weighted
	Estimated Fair Value	Average Estimated Useful Life
	(In thousands)	(In years)
Orbital slots and spectrum assets	$1,010,000	12
Customer relationships	1,155,000	11
Technology	105,000	7
Trade name	90,000	8
Other	320,000	5
Total identifiable intangible assets	$2,680,000	10

The intangible assets acquired in the Inmarsat Acquisition were determined in accordance with the authoritative guidance for business combinations (ASC 805), based on estimated fair values using valuation techniques consistent with the market approach, income approach and/or cost approach to measure fair value.

The condensed consolidated financial statements include the operating results of Inmarsat from the date of acquisition. Since the acquisition date on May 30, 2023, the Company recorded approximately $426.6 million and $560.8 million in revenue during the three and six months ended September 30, 2023, respectively, and $135.2 million and $135.1 million of net loss during the three and six months ended September 30, 2023, respectively, with respect to the Inmarsat business (primarily in the Company’s satellite services segment, with a portion included in its government systems segment and an insignificant amount included in its commercial networks segment) in the condensed consolidated statements of operations.

Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations for the Company and Inmarsat on a pro forma basis, as though the companies had been combined as of the beginning of fiscal year 2023, April 1, 2022. The pro forma information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the related fiscal periods. The pro forma financial information for the three months ended September 30, 2022 and six months ended September 30, 2023 and September 30, 2022 includes the business combination accounting effects primarily related to the amortization and depreciation changes from acquired intangible and tangible assets, interest expense from the debt issued to finance the acquisition, acquisition-related transaction costs and related tax effects.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	Three Months Ended	Six Months Ended
	September 30, 2022	September 30, 2023	September 30, 2022
	(In thousands)
Total revenues	$1,070,322	$2,286,941	$2,014,732
Net income (loss) attributable to Viasat, Inc.	$(40,986)	$(802,594)	$(263,675)

Note 5 — Discontinued Operations

On October 1, 2022, the Company entered into an Asset Purchase Agreement to sell the Link-16 TDL Business in its government systems segment to L3Harris in exchange for approximately $1.96 billion in cash, subject to adjustments. In accordance with ASC 205-20, the Company determined that the Link-16 TDL Business met held-for sale and discontinued operations accounting criteria at the end of the second quarter of fiscal year 2023. On January 3, 2023, the Company completed the Link-16 TDL Sale. Accordingly, the Company classified the results of the Link-16 TDL Business as discontinued operations in its condensed consolidated statements of operations for the three and six months ended September 30, 2022.

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

The operating results of the discontinued operations only reflect revenues and expenses that are directly attributable to the Link-16 TDL Business that have been eliminated from continuing operations. The following table presents key components of “Net income (loss) from discontinued operations, net of tax” for the three and six months ended September 30, 2022:

	Three Months Ended	Six Months Ended
	September 30, 2022	September 30, 2022
	(In thousands)
Revenues	$81,252	$184,419
Operating expenses:
Cost of revenues	50,755	115,360
Other operating expenses	8,198	17,184
Net income (loss) from discontinued operations before income taxes	$22,299	$51,875
(Provision for) benefit from income taxes	(112)	(12,163)
Net income (loss) from discontinued operations, net of tax	$22,187	$39,712

The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. The following table presents key cash flow and non-cash information related to discontinued operations for the six months ended September 30, 2022:

Six Months Ended
September 30, 2022
(In thousands)
Depreciation	$5,909
Amortization of intangible assets	897
Capital expenditures	7,731

Note 6 — Shares Used In Computing Diluted Net Income (Loss) Per Share

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The weighted average number of shares used to calculate basic and diluted net loss per share attributable to Viasat, Inc. common stockholders is the same for the three and six months ended September 30, 2023 and for the three and six months ended September 30, 2022, as the Company incurred a net loss from continuing operations (excluding income (loss) from continuing operations attributable to the noncontrolling interest) for such periods and inclusion of potentially dilutive weighted average shares of common stock would be antidilutive.

Potentially dilutive weighted average shares excluded from the calculation for the three months ended September 30, 2023 and 2022 consisted of 248,592 shares and 633,511 shares, respectively, related to stock options (other than TSR performance stock options), no shares and 494,226 shares, respectively, related to TSR performance stock options, 2,556,363 shares and 3,235,912 shares, respectively, related to restricted stock units and 804,480 shares and 474,173 shares, respectively, related to certain terms of the Viasat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan.

Potentially dilutive weighted average shares excluded from the calculation for the six months ended September 30, 2023 and 2022 consisted of 236,658 shares and 628,938 shares, respectively, related to stock options (other than TSR performance stock options), no shares and 483,787 shares, respectively, related to TSR performance stock options, 2,044,211 shares and 3,013,496 shares, respectively, related to restricted stock units and 811,749 shares and 643,540 shares, respectively, related to certain terms of the Viasat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan.

Note 7 — Goodwill and Acquired Intangible Assets

During the six months ended September 30, 2023, the increase in the Company’s goodwill primarily related to the Inmarsat Acquisition (see Note 4 — Acquisition for more information) and foreign currency translation effect recorded within all three of the Company's segments. During the six months ended September 30, 2022, the decrease in the Company’s goodwill relating to its continuing operations primarily related to a foreign currency translation effect recorded within all three of the Company’s segments.

Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of two to 20 years (which approximates the economic pattern of benefit). Amortization expense related to other acquired intangible assets was $81.4 million and $7.4 million for the three months ended September 30, 2023 and 2022, respectively, and $109.2 million and $14.9 million for the six months ended September 30, 2023 and 2022, respectively.

The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of international businesses acquired. The current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the six months ended September 30, 2023	$109,185

Expected for the remainder of fiscal year 2024	$161,981
Expected for fiscal year 2025	322,731
Expected for fiscal year 2026	322,579
Expected for fiscal year 2027	322,579
Expected for fiscal year 2028	307,594
Expected for fiscal year 2029	252,656
Thereafter	1,081,717
$2,771,837

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 8 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of September 30, 2023 and March 31, 2023:

	As of September 30, 2023	As of March 31, 2023
	(In thousands)
2031 Notes	$733,400	$—
2028 Notes	400,000	400,000
2027 Notes	600,000	600,000
2025 Notes	700,000	700,000
Term Loan Facility	691,250	694,750
2023 Term Loan Facility	616,700	—
Viasat Revolving Credit Facility	—	—
Ex-Im Credit Facility	49,130	58,957
Inmarsat 2026 Notes	2,075,000	—
Inmarsat Term Loan Facility	1,688,750	—
Inmarsat Revolving Credit Facility	—	—
Finance lease obligations (see Note 1)	32,753	36,405
Total debt	7,586,983	2,490,112
Unamortized discount and debt issuance costs	(296,024)	(30,672)
Less: current portion of long-term debt	62,630	37,939
Total long-term debt	$7,228,329	$2,421,501

Term Loan Facility

In March 2022, the Company entered into a $700.0 million Term Loan Facility, which was fully drawn at closing and matures on March 4, 2029. At September 30, 2023, the Company had $691.3 million in principal amount of outstanding borrowings under the Term Loan Facility.

Borrowings under the Term Loan Facility are required to be repaid in quarterly installments of $1.75 million each, which commenced on September 30, 2022, followed by a final installment of $654.5 million at maturity. Borrowings under the Term Loan Facility bear interest, at the Company’s option, at either (1) a base rate equal to the greater of the administrative agent’s prime rate as announced from time to time, the federal funds effective rate plus 0.50%, and the forward-looking term SOFR rate administered by CME for a one-month interest period plus 1.00%, subject to a floor of 1.50% for the initial term loans, plus an applicable margin of 3.50%, or (2) the forward-looking term SOFR rate administered by CME for the applicable interest period, subject to a floor of 0.50% for the initial term loans, plus an applicable margin of 4.50%. As of September 30, 2023, the effective interest rate on the Company’s outstanding borrowings under the Term Loan Facility was 10.35%. The Term Loan Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Term Loan Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of September 30, 2023, none of the Company’s subsidiaries guaranteed the Term Loan Facility.

The Term Loan Facility contains covenants that restrict, among other things, the ability of Company and its restricted subsidiaries to incur additional debt, grant liens, sell assets, make investments, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Term Loan Facility as of September 30, 2023.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2023 Term Loan Facility

In connection with the closing of the Inmarsat Acquisition, on May 30, 2023, the Company entered into a $616.7 million 2023 Term Loan Facility, which was fully drawn at closing and matures on May 30, 2030. At September 30, 2023, the Company had $616.7 million in principal amount of outstanding borrowings under the 2023 Term Loan Facility.

Borrowings under the 2023 Term Loan Facility are required to be repaid in quarterly installments of $1.5 million each, commencing on December 31, 2023, followed by a final installment of $576.6 million at maturity. Borrowings under the 2023 Term Loan Facility bear interest, at the Company's option, at either (1) a base rate equal to the greater of the administrative agent’s prime rate as announced from time to time, the federal funds effective rate plus 0.50%, and the forward-looking term SOFR rate administered by CME for a one-month interest period plus 1.00%, subject to a floor of 1.50% for the initial term loans, plus an applicable margin of 3.50%, or (2) the forward-looking term SOFR rate administered by CME for the applicable interest period, subject to a floor of 0.50% for the initial term loans, plus an applicable margin of 4.50%, plus a credit spread adjustment ranging from 0.11% to 0.43%. As of September 30, 2023, the effective interest rate on the Company’s outstanding borrowings under the 2023 Term Loan Facility was 10.91%. The 2023 Term Loan Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the 2023 Term Loan Facility) and secured by substantially all of the Company’s assets and any such subsidiaries' assets. As of September 30, 2023, none of the Company’s subsidiaries guaranteed the 2023 Term Loan Facility.

The 2023 Term Loan Facility contains covenants that restrict, among other things, the ability of Company and its restricted subsidiaries to incur additional debt, grant liens, sell assets, make investments, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the 2023 Term Loan Facility as of September 30, 2023.

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

Bridge Facility

In connection with the closing of the Inmarsat Acquisition, on May 30, 2023, the Company entered into a $733.4 million unsecured Bridge Facility, which was fully drawn at closing and had an initial maturity date of May 30, 2024 (automatically converting to a term loan if not repaid by such date). On September 28, 2023, the Company repaid and discharged the Bridge Facility in full with the net proceeds of the 2031 Notes, together with cash on hand.

Viasat Revolving Credit Facility

As of September 30, 2023, the Viasat Revolving Credit Facility provided a $647.5 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of the earliest of (A) August 24, 2028 and (B) the springing maturity date (as defined in the Revolving Credit Agreement, which is effectively 91 days prior to the maturity date of certain material debt for borrowed money of Viasat and its subsidiaries to the extent certain conditions have not been satisfied as of such date). At September 30, 2023, the Company had no outstanding borrowings under the Viasat Revolving Credit Facility and $48.2 million outstanding under standby letters of credit, leaving borrowing availability under the Viasat Revolving Credit Facility as of September 30, 2023 of $599.3 million.

Borrowings under the Viasat Revolving Credit Facility bear interest, at the Company’s option, at either (1) the highest of the federal funds rate plus 0.50%, forward-looking term SOFR (as defined in the definitive credit agreement governing the Viasat Revolving Credit Facility) for an interest period of one month plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) forward-looking term SOFR (not to be less than 0.00% per annum), plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. The Company has capitalized certain amounts of interest expense on the Viasat Revolving Credit Facility in connection with the construction of various assets during the construction period. The Viasat Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Viasat Revolving Credit Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of September 30, 2023, none of the Company’s subsidiaries guaranteed the Viasat Revolving Credit Facility.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The Viasat Revolving Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Viasat Revolving Credit Facility contains covenants that restrict, among other things, the Company’s ability to incur additional debt, grant liens, sell assets, make investments and acquisitions, make capital expenditures, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Viasat Revolving Credit Facility as of September 30, 2023.

In August 2023, the Company amended the Viasat Revolving Credit Facility to extend the maturity date of the facility as described above, terminate the commitments of certain lenders not agreeing to extend the maturity date of their commitments and obtain certain additional lender commitments, such that the aggregate commitments under the Viasat Revolving Credit Facility as of such date totaled $597.5 million. In September 2023, the Company entered into an incremental joinder amendment to the Viasat Revolving Credit Facility to provide for an additional $50.0 million in commitments, such that the aggregate commitments thereunder were increased to $647.5 million.

Ex-Im Credit Facility

The Ex-Im Credit Facility originally provided a $362.4 million senior secured direct loan facility, which was fully drawn. Of the $362.4 million in principal amount of borrowings made under the Ex-Im Credit Facility, $321.2 million was used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remaining $41.2 million used to finance the total exposure fees incurred under the Ex-Im Credit Facility (which included all previously accrued completion exposure fees). As of September 30, 2023, the Company had $49.1 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility.

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

The Ex-Im Credit Facility contains financial covenants regarding Viasat’s maximum total leverage ratio and minimum interest coverage ratio. In addition, the Ex-Im Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Ex-Im Credit Facility as of September 30, 2023.

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

In September 2023, the Company amended the Ex-Im Credit Facility to provide additional covenant flexibility.

Inmarsat Secured Credit Facility

As of September 30, 2023, the Inmarsat Secured Credit Facility comprised the $1.75 billion Inmarsat Term Loan Facility and the $700.0 million Inmarsat Revolving Credit Facility. As of September 30, 2023, Inmarsat had $1.69 billion in principal amount of outstanding borrowings under the Inmarsat Term Loan Facility and the Inmarsat Revolving Credit Facility was undrawn. The maturity date for the Inmarsat Term Loan Facility is December 12, 2026, and the maturity date for the Inmarsat Revolving Credit Facility is December 12, 2024. The Inmarsat Term Loan Facility is repayable in quarterly installments of $4.4 million, followed by a final installment on the maturity date.

Prior to June 30, 2023, borrowings under the Inmarsat Secured Credit Facility bore interest, at Inmarsat’s option, at either (1) the highest of the federal funds rate plus 0.50%, adjusted LIBOR plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) adjusted LIBOR, subject to a floor of 1.00% per annum, plus, in each case an

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

applicable margin. Effective June 30, 2023, the reference rates under the Inmarsat Secured Credit Facility were transitioned from LIBOR to SOFR. Following the transition, (1) borrowings (other than borrowings denominated in Sterling) under the Inmarsat Secured Credit Facility now bear interest, at Inmarsat's option, at either (x) the highest of (i) the greater of the federal funds rate or the overnight banking fund rate for such day plus 0.50%, (ii) the forward-looking one-month term SOFR rate plus 1.00% or (iii) the administrative agent's prime rate as announced from time to time, or (y) the forward-looking term SOFR rate for the applicable interest period (subject to, in the case of the Inmarsat Term Loan Facility, a floor of 1.00% per annum and, in the case of the Inmarsat Revolving Credit Facility, a floor of 0.00% per annum) and (2) borrowings denominated in Sterling under the Inmarsat Secured Credit Facility now bear interest at Sterling Overnight Index Average (SONIA) (subject to, in the case of the Inmarsat Term Loan Facility, a floor of 1.00% per annum and, in the case of the Inmarsat Revolving Credit Facility, a floor of 0.00% per annum) plus, in all cases, an applicable margin. The applicable margin for the Inmarsat Term Loan Facility is 2.50% per annum for base rate loans and 3.50% per annum for SOFR loans. The applicable margin for borrowings under the Inmarsat Revolving Credit Facility is based on Inmarsat’s senior secured first lien net leverage ratio. As of September 30, 2023, the weighted average effective interest rate on the Company's outstanding borrowings under the Inmarsat Term Loan Facility, including the impact of interest rate cap contracts (see Note 1 — Basis of Presentation – Derivatives for more information), was approximately 6.70%. The Inmarsat Secured Credit Facility is required to be guaranteed by certain material Inmarsat subsidiaries and secured by substantially all of the assets of the Inmarsat borrowers and subsidiary guarantors.

The Inmarsat Secured Credit Facility contains covenants that restrict, among other things, Inmarsat’s ability to incur additional debt, grant liens, sell assets, make investments and acquisitions, pay dividends and make certain other restricted payments. In addition, a financial covenant regarding Inmarsat’s senior secured first lien leverage ratio applies in the event borrowings under the Inmarsat Revolving Credit Facility exceed the greater of $280.0 million and 40% of the revolving credit commitment thereunder. The borrowers under the Inmarsat Secured Credit Facility were in compliance with the financial covenants under the Inmarsat Secured Credit Facility as of September 30, 2023.

Borrowings under the Inmarsat Term Loan Facility are recorded as current portion of long-term debt and as other long-term debt, net of unamortized discount, in the Company’s condensed consolidated financial statements.

Senior Notes

Senior Notes due 2031

On September 28, 2023, the Company issued $733.4 million in principal amount of 2031 Notes in a private placement to institutional buyers. The 2031 Notes were issued at face value and are recorded as long-term debt, net of debt issuance costs, in the Company’s condensed consolidated financial statements. The 2031 Notes bear interest at the rate of 7.500% per year, payable semi-annually in cash in arrears, which interest payments will commence in May 2024. Debt issuance costs associated with the issuance of the 2031 Notes are amortized to interest expense on a straight-line basis over the term of the 2031 Notes, the results of which are not materially different from the effective interest rate basis.

The 2031 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Viasat Revolving Credit Facility. As of September 30, 2023, none of the Company’s subsidiaries guaranteed the 2031 Notes. The 2031 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2031 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2031 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

The indenture governing the 2031 Notes limits, among other things, the Company’s and its restricted subsidiaries’ ability to: incur, assume or guarantee additional debt; issue redeemable stock and preferred stock; pay dividends, make distributions or redeem or repurchase capital stock; prepay, redeem or repurchase subordinated debt; make loans and investments; grant or incur liens; restrict dividends, loans or asset transfers from restricted subsidiaries; sell or otherwise

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

dispose of assets; enter into transactions with affiliates; reduce the Company’s satellite insurance; and consolidate or merge with, or sell substantially all of their assets to, another person.

Prior to May 30, 2026, the Company may redeem up to 40% of the 2031 Notes at a redemption price of 107.500% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the redemption date, from the net cash proceeds of specified equity offerings. The Company may also redeem the 2031 Notes prior to May 30, 2026, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus a “make whole” premium and any accrued and unpaid interest, if any, thereon to the redemption date. The 2031 Notes may be redeemed, in whole or in part, at any time during the 12 months beginning on May 30, 2026 at a redemption price of 103.750%, during the 12 months beginning on May 30, 2027 at a redemption price of 101.875%, and at any time on or after May 30, 2028 at a redemption price of 100%, in each case plus accrued and unpaid interest, if any, thereon to the redemption date.

In the event a change of control triggering event occurs (as defined in the indenture governing the 2031 Notes), each holder will have the right to require the Company to repurchase all or any part of such holder’s 2031 Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the 2031 Notes repurchased, plus accrued and unpaid interest, if any, to the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

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

The 2028 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Viasat Revolving Credit Facility. As of September 30, 2023, none of the Company’s subsidiaries guaranteed the 2028 Notes. The 2028 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2028 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2028 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

The 2027 Notes are required to be guaranteed on a senior secured basis by each of the Company’s existing and future subsidiaries that guarantees the Viasat Revolving Credit Facility. As of September 30, 2023, none of the Company’s subsidiaries guaranteed the 2027 Notes. The 2027 Notes are secured, equally and ratably with the Term Loan Facility, the 2023 Term Loan Facility, the Viasat Revolving Credit Facility and any future parity lien debt, by liens on substantially all of the Company’s and such subsidiaries' assets.

The 2027 Notes are the Company’s general senior secured obligations and rank equally in right of payment with all of its existing and future unsubordinated debt. The 2027 Notes are effectively senior to all of the Company’s existing and future unsecured debt (including the 2025 Notes, the 2028 Notes and the 2031 Notes) as well as to all of any permitted junior lien debt that may be incurred in the future, in each case to the extent of the value of the assets securing the 2027 Notes. The 2027 Notes are effectively subordinated to any obligations that are secured by liens on assets that do not constitute a part of the collateral securing the 2027 Notes (such as the Inmarsat 2026 Notes), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2027 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

The 2025 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Viasat Revolving Credit Facility. As of September 30, 2023, none of the Company’s subsidiaries guaranteed the 2025 Notes. The 2025 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2025 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

do not guarantee the 2025 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

The Inmarsat 2026 Notes are secured by pari passu first priority liens on the collateral securing the Inmarsat Secured Credit Facility, and are required to be guaranteed on a senior secured basis by restricted subsidiaries of Inmarsat Holdings that guarantee or are borrowers under Inmarsat’s senior secured indebtedness, subject to exceptions. The Inmarsat 2026 Notes are required to be guaranteed by the subsidiaries guaranteeing the Inmarsat Secured Credit Facility.

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

The Inmarsat 2026 Notes may be redeemed, in whole or in part, at any time during the 12 months beginning on October 1, 2023 at a redemption price of 101.688%, and at any time on or after October 1, 2024 at a redemption price of 100%, in each case, plus accrued and unpaid interest, if any, thereon to the redemption date.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 9 — Related-Party Transactions

In the normal course of business, the Company engages in transactions with its equity method investments (Navarino UK and JSAT Mobile), which are considered related-party transactions. The Company recognized revenue from Navarino UK and JSAT Mobile for the three and six months ended September 30, 2023 of $19.3 million and $25.4 million, respectively. The Company received cash of $19.2 million and $25.1 million from Navarino UK and JSAT Mobile for the three and six months ended September 30, 2023, respectively. Accounts receivable from Navarino UK and JSAT Mobile as of September 30, 2023 was $12.5 million.

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

The Company has contracts with various U.S. Government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. Government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. Government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. Government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. As of September 30, 2023, the DCAA had completed its incurred cost audit for fiscal years 2004, 2016, 2019, 2020 and 2021. The DCMA approved the Company’s incurred costs for those fiscal years with the exception of 2021, which is pending. The DCMA also approved the Company’s incurred costs for fiscal years 2005 through 2015, 2017, 2018 and 2022 without further audit based on the determination of low risk. Although the Company has recorded contract revenues subsequent to fiscal year 2020 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. The Company had $15.6 million and $12.9 million as of September 30, 2023 and March 31, 2023, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. Government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on the status of the related contracts.

On July 8, 2022, Cisco Systems, Inc. (Cisco), which previously acquired Acacia Communications, Inc. (Acacia), paid the Company $62.2 million in full satisfaction of the July 2019 judgment previously entered against Acacia related to Acacia's breach of contract and misuse of the Company's soft decision forward error correction technology. For the three and six months ended September 30, 2022, the Company recorded $55.8 million as product revenues in the Company's commercial networks segment and $6.4 million as interest income with respect to this payment. On May 8, 2023, Cisco paid the Company an additional $97.5 million under protest, pursuant to a judgment entered against Acacia on May 4, 2023 also related to Acacia's continued use of the Company's soft decision forward error correction technology. The 2023 judgment obligated Acacia to make contractual royalty payments to the Company based on the quarterly sales of certain of its products. Acacia appealed the May 2023 judgment and on September 29, 2023, the Company and Acacia settled all

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

pending litigation between them. As a result, the Company recorded $99.9 million as product revenues in the Company's commercial networks segment and $7.2 million as interest income for the three and six months ended September 30, 2023. Additionally, the Company may receive ongoing licensing and royalty payments under the settlement agreement.

Note 11 — Income Taxes

For the three and six months ended September 30, 2023, the Company recorded an income tax benefit of $93.1 million and $93.6 million, respectively, resulting in effective tax rates of 11% and 10%, respectively. The effective tax rates for such periods differed from the U.S. statutory rate primarily due to a valuation allowance recorded against the Company's U.S. net deferred tax assets during the second quarter of fiscal year 2024.

For the three and six months ended September 30, 2022, the Company recorded an income tax provision of $76.6 million and $53.8 million, respectively, resulting in effective tax rates of 1,104% and negative 99%, respectively. The effective tax rates for such periods differed from the U.S. statutory rate primarily due to the establishment of a valuation allowance on the deferred tax asset for California Research and Development (R&D) tax credits that was partially offset by the benefit of federal R&D tax credits.

During the second quarter of fiscal year 2024, in evaluating the Company’s ability to realize its U.S. net deferred tax assets, the Company considered all available positive and negative evidence, including but not limited to operating results, forecasted ranges of future taxable income, and its recent satellite anomalies. ASC 740 places more weight on the objectively verifiable evidence of current pre-tax losses and recent events than forecasts of future profitability. Therefore, the Company determined it is more likely than not that its U.S. net deferred tax assets will not be realized. As a result, the Company’s tax benefit for the three and six months ended September 30, 2023 was reduced by a valuation allowance recorded against its U.S. losses for the periods.

During the second quarter of fiscal year 2023, the Company determined it is more likely than not that a majority of its California R&D tax credits will not be realized due to reduced taxable income apportioned to California in connection with the Link-16 TDL Sale. As a result, during the second quarter of fiscal year 2023, the Company recorded a valuation allowance of $69.0 million against its R&D tax credit carryforwards.

The Company's total valuation allowance increased from $150.0 million at March 31, 2023 to $288.8 million at September 30, 2023 relating to carryforwards for federal, state, and foreign net operating losses, federal and state R&D tax credits, and foreign tax credits.

For the three and six months ended September 30, 2023, the Company’s gross unrecognized tax benefits increased by $4.6 million and $77.9 million, respectively, and interest and penalties decreased by $3.5 million and increased by $17.7 million, respectively. Of the total increases for the six months ended September 30, 2023, gross unrecognized tax benefits of $62.1 million and interest and penalties of $17.1 million were recorded through goodwill as part of the purchase accounting for the Inmarsat Acquisition. Of the total $207.6 million gross unrecognized tax benefits at September 30, 2023, $18.4 million would reduce the Company's annual effective tax rate if recognized based on the Company's valuation allowance position at September 30, 2023. Along with the other acquired tax attributes and positions, the unrecognized tax benefits are subject to adjustments during the measurement period, which may be up to one year from the acquisition date.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

Segment revenues and operating profits (losses) for the three and six months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended		Six Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(In thousands)
Revenues:
Satellite services
Product	$—	$—	$—	$—
Service	585,334	300,547	983,818	612,647
Total	585,334	300,547	983,818	612,647
Commercial networks
Product	251,111	159,831	378,992	253,406
Service	24,087	20,196	44,801	39,405
Total	275,198	180,027	423,793	292,811
Government systems
Product	150,618	101,128	259,109	180,048
Service	214,265	81,857	338,486	153,109
Total	364,883	182,985	597,595	333,157
Elimination of intersegment revenues	—	—	—	—
Total revenues	$1,225,415	$663,559	$2,005,206	$1,238,615

Operating profits (losses):
Satellite services	$(832,046)	$(6,066)	$(820,608)	$(4,721)
Commercial networks	43,083	(796)	(3,629)	(50,176)
Government systems	65,670	18,926	87,239	17,846
Elimination of intersegment operating profits (losses)	—	—	—	—
Segment operating profit (loss) before corporate and amortization of acquired intangible assets	(723,293)	12,064	(736,998)	(37,051)
Corporate	—	—	—	—
Amortization of acquired intangible assets	(81,374)	(7,379)	(109,185)	(14,902)
Income (loss) from operations	$(804,667)	$4,685	$(846,183)	$(51,953)

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. The Company’s property and equipment, including its satellites, earth stations and other

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

networking equipment, are assigned to corporate assets as they are available for use by the various segments throughout their estimated useful lives. Segment assets as of September 30, 2023 and March 31, 2023 were as follows:

	As of September 30, 2023	As of March 31, 2023
	(In thousands)
Segment assets:
Satellite services	$3,637,061	$424,881
Commercial networks	411,772	328,828
Government systems	1,107,635	293,780
Total segment assets	5,156,468	1,047,489
Corporate assets	11,915,576	6,682,848
Total assets	$17,072,044	$7,730,337

Other acquired intangible assets, net and goodwill included in segment assets as of September 30, 2023 and March 31, 2023 were as follows:

	Other Acquired Intangible Assets, Net		Goodwill
	As of September 30, 2023	As of March 31, 2023	As of September 30, 2023	As of March 31, 2023
	(In thousands)
Satellite services	$2,441,089	$200,097	$891,681	$80,589
Commercial networks	—	—	41,021	41,014
Government systems	330,748	1,108	442,840	36,939
Total	$2,771,837	$201,205	$1,375,542	$158,542

Amortization of acquired intangible assets by segment for the three and six months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended		Six Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(In thousands)
Satellite services	$77,172	$7,088	$98,823	$14,316
Commercial networks	—	—	—	—
Government systems	4,202	291	10,362	586
Total amortization of acquired intangible assets	$81,374	$7,379	$109,185	$14,902

Revenues by geographic area for the three and six months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended	Six Months Ended
	September 30, 2023	September 30, 2023
	(In thousands)
U.S. customers	$877,421	$1,470,583
Non-U.S. customers (each country individually insignificant)	347,994	534,623
Total revenues	$1,225,415	$2,005,206

	Three Months Ended	Six Months Ended
	September 30, 2022	September 30, 2022
	(In thousands)
U.S. customers	$564,287	$1,047,833
Non-U.S. customers (each country individually insignificant)	99,272	190,782
Total revenues	$663,559	$1,238,615

The Company distinguishes revenues from external customers by geographic area based on customer location.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements regarding the expected benefits, synergies, growth opportunities and other financial and operating benefits of the Inmarsat Acquisition (as defined below), and the expected charges and costs resulting from associated integration efforts; projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future economic conditions and performance; the development, customer acceptance and anticipated performance of technologies, products or services; the construction, completion, testing, launch, commencement of commercial service, expected performance and benefits of satellites (including future satellites planned or under construction) and the timing thereof; the extent and impact of anomalies on the ViaSat-3 F1 and Inmarsat-6 (I-6) F2 satellites, the anticipated functionality or performance of such satellites and any potential remedial or mitigating measures that may be undertaken or insurance proceeds that may be recoverable in connection therewith; the expected capacity, coverage, service speeds and other features of our satellites, and the timing, cost, economics and other benefits associated therewith; anticipated subscriber growth; plans, objectives and strategies for future operations; international growth opportunities; the number of additional aircraft under existing contracts with commercial airlines anticipated to be put into service with our in-flight connectivity (IFC) systems; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ materially include: risks that the Inmarsat Acquisition disrupts current plans and operations or diverts management's attention from our business; the effect of the Inmarsat Acquisition on our ability to retain and hire key personnel and maintain relationships with our customers, suppliers and others with whom we do business; our ability to successfully integrate the operations, technologies and employees of Inmarsat (as defined herein); the ability to realize anticipated benefits and synergies of the Inmarsat Acquisition and our other acquisitions, including the expectation of enhancements to our products and services, greater revenue or growth opportunities, and the realization of operating efficiencies and cost savings (including the timing and amount thereof); the ability to ensure continued performance and market growth of our business following the closing of the Inmarsat Acquisition; our ability to realize the anticipated benefits of any existing or future satellite; unexpected expenses related to our satellite projects; our ability to successfully implement our business plan for our broadband services on our anticipated timeline or at all; capacity constraints in our business in the lead-up to the launch of services on our ViaSat-3 satellites; risks associated with the construction, launch and operation of satellites, including the effect of any anomaly, operational failure or degradation in satellite performance; our ability to successfully develop, introduce and sell new technologies, products and services; audits by the U.S. Government; changes in the global business environment and economic conditions; delays in approving U.S. Government budgets and cuts in government defense expenditures; our reliance on U.S. Government contracts, and on a small number of contracts which account for a significant percentage of our revenues; reduced demand for products and services as a result of continued constraints on capital spending by customers; changes in relationships with, or the financial condition of, key customers or suppliers; our reliance on a limited number of third parties to manufacture and supply our products; increased competition; introduction of new technologies and other factors affecting the communications and defense industries generally; the effect of adverse regulatory changes (including changes affecting spectrum availability or permitted uses) on our ability to sell or deploy our products and services; changes in the way others use spectrum; our inability to access additional spectrum, use spectrum for additional purposes, and/or operate satellites at additional orbital locations; competing uses of the same spectrum or orbital locations that we utilize or seek to utilize; the effect of changes to global tax laws; our level of indebtedness and ability to comply with applicable debt covenants; our involvement in litigation, including intellectual property claims and litigation to protect our proprietary technology; our dependence on a limited number of key employees; and other factors identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (as updated by our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023) and under the heading “Risk Factors” in Part II, Item 1A of this report, elsewhere in this report and our other filings with the Securities and Exchange Commission (the SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Company Overview

We are an innovative, global provider of communications technologies and services, focused on making connectivity accessible, available and secure for all. Our end-to-end platform of satellites, ground infrastructure and user terminals enables us to provide cost-effective, high-speed, high-quality broadband and other connectivity solutions to enterprises, consumers, military and government users around the globe, whether on the ground, in the air or at sea. In addition, our government business includes a portfolio of communications gateways; situational awareness products and services; satellite communication products and services, across using various frequency bands; cybersecurity and information assurance products and services; and tactical data link solutions. We believe that our diversification strategy— anchored in a broad portfolio of customer-centric products and services and supported by our fleet of broadband and narrowband satellites—our vertical integration and our ability to effectively cross-deploy technologies between government and commercial applications and segments as well as across different geographic markets, provide us with a strong foundation to sustain and enhance our leadership in advanced communications and networking technologies. Viasat, Inc. was incorporated in California in 1986, and reincorporated as a Delaware corporation in 1996.

We conduct our business through three segments: satellite services, commercial networks and government systems.

Inmarsat Acquisition

On May 30, 2023, we purchased all of the issued and outstanding shares of Connect Topco Limited, a private company limited by shares and incorporated in Guernsey (Inmarsat Holdings and, together with its subsidiaries, Inmarsat), in exchange for approximately $550.7 million in cash and 46.36 million unregistered shares of our common stock (the Inmarsat Acquisition). In connection with the closing of the Inmarsat Acquisition, we entered into a $616.7 million senior secured term loan facility (the 2023 Term Loan Facility) and a $733.4 million unsecured bridge loan facility (the Bridge Facility), which were fully drawn at closing. On September 28, 2023, we repaid and discharged the Bridge Facility in full with the net proceeds of the issuance of our 7.500% Senior Notes due 2031, together with cash on hand.

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

Our complementary fleet of 21 satellites in space spans the Ka-, L- and S- bands. In addition to Viasat’s legacy satellite fleet, the closing of the Inmarsat Acquisition added: five additional high-bandwidth Ka-band satellites, eight high-availability L-band satellites (three of which are contingency satellites in orbit but not currently in service), an S-band satellite that supports the European Aviation Network (EAN) to provide IFC services to commercial airlines in Europe, and an I-6 class hybrid Ka-/L-band satellite (the I-6 F1 satellite), with additional satellites under development. Our expanded satellite fleet enables us to provide near global coverage (including strong oceanic coverage and polar reach) with greater redundancy and resiliency. We launched the first of our third-generation ViaSat-3 class satellites, ViaSat-3 F1, into orbit on April 30, 2023. On July 12, 2023, we reported a reflector deployment issue that materially impacted the performance of the ViaSat-3 F1 satellite, and on August 24, 2023, we reported the I-6 F2 satellite suffered a power subsystem anomaly during its orbit raising phase, and concluded that the satellite would not operate as intended (see Note 1 — Basis of Presentation — Property, equipment and satellites to our condensed consolidated financial statements for more information).

The primary services offered by our satellite services segment are comprised of:

•
In-flight services, which provide industry-leading IFC services and wireless in-flight entertainment services, as well as cockpit, data safety, surveillance, electronic flightbag and other aviation software services. As of September 30, 2023, we had our IFC systems installed and in service on approximately 3,390 commercial aircraft of which approximately 40 were inactive at quarter end (mostly due to standard aircraft maintenance). We anticipate that approximately 1,600 additional commercial aircraft under existing customer agreements with commercial airlines will be put into service with our IFC systems. However, the timing of installation and entry into service of IFC systems on additional aircraft under existing customer agreements may be delayed as a result of the lingering impacts of the COVID-19 pandemic on the global airline industry. Additionally, due to the nature of commercial airline contracts, there can be no assurance that anticipated IFC services will be activated on all such additional commercial aircraft.
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

Sources of Revenues

Our satellite services segment revenues are primarily derived from our in-flight services, fixed broadband services, maritime and narrowband services (primarily acquired through the Inmarsat Acquisition), and energy services.

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

Performance obligations related to developing and delivering complex equipment built to customer specifications under long-term contracts are recognized over time as these performance obligations do not create assets with an alternative use to us and we have an enforceable right to payment for performance to date. To measure the transfer of control, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for our contracts because that best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Estimating the total costs at completion of a performance obligation requires management to make estimates related to items such as subcontractor performance, material costs and availability, labor costs and productivity and the costs of overhead. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recognized in the period the loss is determined. A one percent variance in our future cost estimates on open fixed-price contracts as of September 30, 2023 would change our income (loss) before income taxes by an insignificant amount.

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

Business combinations

The purchase price for business combinations is allocated to the estimated fair values of acquired tangible and intangible assets, and assumed liabilities, where applicable. Additionally, we recognize technology, contracts and customer relationships, orbital slots and spectrum assets, trade names and other as identifiable intangible assets, which are recorded at fair value as of the transaction date. Goodwill is recorded when consideration transferred exceeds the fair value of identifiable assets and liabilities. Measurement-period adjustments to assets acquired and liabilities assumed with a corresponding offset to goodwill are recorded in the period they occur, which may include up to one year from the acquisition date. Contingent consideration is recorded at fair value at the acquisition date.

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. Except for the impairment related to certain of our satellites under construction and satellite programs (discussed in Note 1 — Basis of Presentation – Property, equipment and satellites above), no material impairments were recorded for the three and six months ended September 30, 2023 and 2022.

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

Our analysis of the need for a valuation allowance on deferred tax assets considered historical as well as forecasted future operating results. In addition, our evaluation considered other factors, including our contractual backlog, our history of positive earnings, current earnings trends assuming our satellite services segment continues to grow, taxable income adjusted for certain items, and forecasted income by jurisdiction. We also considered the period over which these net deferred tax assets can be realized and our history of not having federal tax loss carryforwards expire unused. Additionally, in our analysis, we also considered the fact that ASC 740 places more weight on the objectively verifiable evidence of current pre-tax losses and recent events than forecasts of future profitability.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data of our continuing operations for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenues:	100%	100%	100%	100%
Product revenues	33	39	32	35
Service revenues	67	61	68	65
Operating expenses:
Cost of product revenues	21	26	22	26
Cost of service revenues	42	40	43	43
Selling, general and administrative	94	27	68	28
Independent research and development	3	5	3	5
Amortization of acquired intangible assets	7	1	5	1
Income (loss) from continuing operations	(66)	1	(42)	(4)
Interest (expense) income, net	(4)	—	(5)	—
Income (loss) from continuing operations before income taxes	(70)	1	(47)	(4)
(Provision for) benefit from income taxes from continuing operations	8	(12)	5	(4)
Net income (loss) from continuing operations	(62)	(11)	(42)	(9)
Net income (loss) from discontinued operations, net of tax	—	3	—	3
Net income (loss) attributable to Viasat, Inc.	(63)	(7)	(42)	(6)

Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2023	September 30, 2022	Increase (Decrease)	Increase (Decrease)
Product revenues	$401.7	$261.0	$140.8	54%
Service revenues	823.7	402.6	421.1	105%
Total revenues	$1,225.4	$663.6	$561.9	85%

Our total revenues increased by $561.9 million as a result of a $421.1 million increase in service revenues and a $140.8 million increase in product revenues. The service revenue increase was driven by increases of $284.8 million in our satellite services segment, $132.4 million in our government systems segment and $3.9 million in our commercial networks segment. The product revenue increase was driven primarily by a $91.3 million increase in our commercial networks segment and a $49.5 million increase in our government systems segment.

Cost of revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2023	September 30, 2022	Increase (Decrease)	Increase (Decrease)
Cost of product revenues	$254.0	$174.2	$79.8	46%
Cost of service revenues	512.3	267.7	244.6	91%
Total cost of revenues	$766.3	$441.9	$324.4	73%

Cost of revenues increased by $324.4 million due to increases of $244.6 million in cost of service revenues and a $79.8 million in cost of product revenues. The cost of service revenues increase was primarily due to increased service revenues, mainly from our satellite services and government systems segments, causing a $280.0 million increase in cost of service revenues on a constant margin basis. The increase in cost of service revenues was partially offset by higher margins within each of our segments. The cost of product revenues increase was primarily due to increased product revenues, mainly from our commercial networks and government systems segments, causing an $82.1 million increase in cost of product revenues on a constant margin basis, prior to the effects of product revenues related to the Acacia litigation (see Note 10 — Commitments and Contingencies to our condensed consolidated financial statements for more information). The increase in cost of product revenues was partially offset by higher margins, primarily in our commercial networks and government systems segments.

Selling, general and administrative expenses

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2023	September 30, 2022	Increase (Decrease)	Increase (Decrease)
Selling, general and administrative	$1,149.0	$177.2	$971.8	548%

The $971.8 million increase in selling, general and administrative (SG&A) expenses was driven primarily by a net loss of $900.0 million related to satellite impairment, including liabilities associated with the termination of certain subcontractor agreements, net of estimated insurance claim receivables recorded in our satellite service segment. See Note 1 — Basis of Presentation — Property, equipment and satellites to our condensed consolidated financial statements for more information. Additionally, we experienced an increase in support costs of $55.3 million, reflected across all three of our segments. The increase in SG&A expenses was also driven by $17.6 million in higher selling costs, reflected primarily in our satellite services and government systems segments. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, acquisition and transaction related expenses, facilities, finance, contract administration and general management.

Independent research and development

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2023	September 30, 2022	Increase (Decrease)	Increase (Decrease)
Independent research and development	$33.4	$32.4	$1.0	3%

Independent research and development (IR&D) for the three months ended September 30, 2023 was relatively flat compared to the prior year period.

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to 20 years. The $74.0 million increase in amortization of acquired intangible assets in the second quarter of fiscal year 2024 compared to the prior year period was primarily related to the amortization of new intangibles acquired as a result of the Inmarsat Acquisition in May 2023. The current and expected amortization for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the six months ended September 30, 2023	$109,185

Expected for the remainder of fiscal year 2024	$161,981
Expected for fiscal year 2025	322,731
Expected for fiscal year 2026	322,579
Expected for fiscal year 2027	322,579
Expected for fiscal year 2028	307,594
Expected for fiscal year 2029	252,656
Thereafter	1,081,717
$2,771,837

Interest income

The $25.7 million increase in interest income for the three months ended September 30, 2023 compared to the prior year period was primarily due to the interest earned on the invested portion of the cash related to proceeds of approximately $1.9 billion received from L3Harris in the Link-16 TDL Sale.

Interest expense

The $81.5 million increase in interest expense for the three months ended September 30, 2023 compared to the prior year period was primarily the result of the effects of increased interest expense arising from our increased level of indebtedness following the closing of the Inmarsat Acquisition on May 30, 2023. The increase in interest expense was partially offset by an increase in the amount of interest capitalized during the second quarter of fiscal year 2024 compared to the prior year period.

Income taxes

For the three months ended September 30, 2023, we recorded an income tax benefit of $93.1 million, resulting in an effective tax rate of 11%. The effective tax rate for the period differed from the U.S statutory rate primarily due to a valuation allowance recorded against our U.S. net deferred tax assets. For the three months ended September 30, 2022, we recorded an income tax provision of $76.6 million, resulting in an effective tax rate of 1,104%. The effective tax rate for the period differed from the U.S. statutory rate due primarily to the establishment of a valuation allowance on the deferred tax asset for California R&D tax credits that was partially offset by the benefit of federal R&D tax credits.

Segment Results for the Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022

Satellite services segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2023	September 30, 2022	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$—	$—	$—	—%
Segment service revenues	585.3	300.5	284.8	95%
Total segment revenues	$585.3	$300.5	$284.8	95%

The increase of $284.8 million in our satellite services segment revenues for the three months ended September 30, 2023 compared to the prior year period was primarily due to the Inmarsat Acquisition in May 2023 and an increase in our in-flight services business. The Inmarsat Acquisition contributed approximately $277.7 million of service revenues (nearly half from maritime services) in our satellite services segment in the second quarter of fiscal year 2024. Our in-flight services business service revenue increased $84.4 million as the number of commercial aircraft receiving our in-flight services through our IFC systems and passenger air traffic both continued to increase. The increase in our satellite services segment revenues was partially offset by lower fixed broadband revenues in the United States as we allocated a greater proportion of our bandwidth to our IFC business due to bandwidth constraints.

Segment operating profit (loss)

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2023	September 30, 2022	(Increase) Decrease	(Increase) Decrease
Segment operating profit (loss)	$(832.0)	$(6.1)	$(826.0)	(13,617)%
Percentage of segment revenues	(142)%	(2)%

The increase in our satellite services segment operating loss is primarily due to the recording of satellite impairment and related charges, net, of $900.0 million in the current year period, as described above, partially offset by increased earnings contributions of $100.9 million, mainly due to an increase in revenues from the Inmarsat Acquisition in May 2023 and improved margins from our in-flight services business as it continued to scale.

Commercial networks segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2023	September 30, 2022	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$251.1	$159.8	$91.3	57%
Segment service revenues	24.1	20.2	3.9	19%
Total segment revenues	$275.2	$180.0	$95.2	53%

Our commercial networks segment revenues increased by $95.2 million, due to a $91.3 million increase in product revenues and a $3.9 million increase in service revenues. The increase in product revenues was primarily the result of an increase in revenues recognized as a result of settlement payments from the Acacia litigation (see Note 10 — Commitments and Contingencies to our condensed consolidated financial statements for more information). The increase in product revenues was also driven by an increase of $25.3 million in antenna systems products and $9.6 million in mobile broadband satellite communication systems products, related to higher IFC terminal shipments. The increase in service revenues was primarily driven by increases in mobile broadband satellite communication systems services.

Segment operating profit (loss)

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2023	September 30, 2022	Increase (Decrease)	Increase (Decrease)
Segment operating profit (loss)	$43.1	$(0.8)	$43.9	5,512%
Percentage of segment revenues	16%	—%

The change in our commercial networks segment operating loss to an operating profit was primarily due to higher earnings contributions of $51.1 million and a decrease in IR&D expenses of $2.6 million (primarily related to next-generation consumer broadband integrated networking technologies and next-generation satellite payload technologies). The decrease in commercial networks segment operating loss was partially offset by higher SG&A costs of $9.8 million.

Government systems segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2023	September 30, 2022	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$150.6	$101.1	$49.5	49%
Segment service revenues	214.3	81.9	132.4	162%
Total segment revenues	$364.9	$183.0	$181.9	99%

Our government systems segment revenues increased by $181.9 million due to a $132.4 million increase in service revenues, and a $49.5 million increase in product revenues. The service revenue increase was primarily due to the Inmarsat Acquisition in May 2023 and a $4.1 million increase in government mobile broadband services. The Inmarsat Acquisition contributed approximately $126.9 million of service revenues in our government systems segment in the second quarter of fiscal year 2024. The product revenue increase was primarily driven by a $36.0 million increase in cybersecurity and information assurance products and $14.6 million due to the Inmarsat Acquisition.

Segment operating profit (loss)

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2023	September 30, 2022	Increase (Decrease)	Increase (Decrease)
Segment operating profit (loss)	$65.7	$18.9	$46.7	247%
Percentage of segment revenues	18%	10%

The $46.7 million increase in our government systems segment operating profit was primarily driven by increased earnings contributions of $85.5 million, primarily due to increased revenues from the Inmarsat Acquisition in May 2023. The increase in operating profit was partially offset by a $35.2 million increase in SG&A costs, of which $29.1 million related to the Inmarsat Acquisition.

Six Months Ended September 30, 2023 vs. Six Months Ended September 30, 2022

Revenues

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2023	September 30, 2022	Increase (Decrease)	Increase (Decrease)
Product revenues	$638.1	$433.5	$204.6	47%
Service revenues	1,367.1	805.2	561.9	70%
Total revenues	$2,005.2	$1,238.6	$766.6	62%

Our total revenues grew by $766.6 million as a result of a $561.9 million increase in service revenues and a $204.6 million increase in product revenues. The service revenue increase was due to increases of $371.2 million in our satellite services segment, $185.4 million in our government systems segment, and $5.4 million in our commercial networks segment. The increase in product revenue was driven primarily by a $125.6 million increase in our commercial networks segment and a $79.1 million increase in our government systems segment.

Cost of revenues

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2023	September 30, 2022	Increase (Decrease)	Increase (Decrease)
Cost of product revenues	$451.1	$323.3	$127.8	40%
Cost of service revenues	860.1	536.4	323.7	60%
Total cost of revenues	$1,311.2	$859.7	$451.5	53%

Cost of revenues increased by $451.5 million due to increases of $323.7 million in cost of service revenues and $127.8 million in cost of product revenues. The cost of service revenues increase was primarily due to increased service revenues across each of our segments, causing a $374.3 million increase in cost of service revenues on a constant margin basis. The increase in cost of service revenues was partially offset by higher margins, primarily driven by our satellite services and government systems segments. The cost of product revenues increase was primarily due to increased product revenues, mainly from our commercial networks and government systems segments, causing a $137.4 million increase in cost of product revenues on a constant margin basis, prior to the effects of product revenues related to the Acacia litigation (see Note 10 — Commitments and Contingencies to our condensed consolidated financial statements for more information). The increase in cost of product revenues was also partially offset by higher margins, primarily driven by our commercial networks and government systems segments.

Selling, general and administrative expenses

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2023	September 30, 2022	Increase (Decrease)	Increase (Decrease)
Selling, general and administrative	$1,368.6	$348.8	$1,019.8	292%

The $1,019.8 million increase in SG&A expenses was driven primarily by a net loss of $900.0 million related to satellite impairment, including liabilities associated with the termination of certain subcontractor agreements, net of estimated insurance claim receivables recorded in our satellite service segment. See Note 1 — Basis of Presentation — Property, equipment and satellites to our condensed consolidated financial statements for more information. Additionally, we experienced an increase in support costs of $99.6 million, reflected across all three of our segments. The increase in SG&A expenses was also driven by $22.4 million in higher selling costs, reflected primarily in our satellite services and government systems segments. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, acquisition and transaction related expenses, facilities, finance, contract administration and general management.

Independent research and development

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2023	September 30, 2022	Increase (Decrease)	Increase (Decrease)
Independent research and development	$62.4	$67.2	$(4.7)	(7)%

The $4.7 million decrease in IR&D expenses was mainly the result of a $10.1 million decrease in IR&D efforts in our commercial networks segment (primarily related to next-generation satellite payload technologies and next-generation consumer broadband integrated technologies). This overall decrease was partially offset by a $5.4 million increase in our government systems segment (primarily related to information assurance projects).

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to 20 years. The $94.3 million increase in amortization of acquired intangible assets in the first six months of fiscal year 2024 compared to the prior year period was primarily related to the amortization of new intangibles acquired as a result of the Inmarsat Acquisition in May 2023. The current and expected amortization for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the six months ended September 30, 2023	$109,185

Expected for the remainder of fiscal year 2024	$161,981
Expected for fiscal year 2025	322,731
Expected for fiscal year 2026	322,579
Expected for fiscal year 2027	322,579
Expected for fiscal year 2028	307,594
Expected for fiscal year 2029	252,656
Thereafter	1,081,717
$2,771,837

Interest income

The $44.7 million in interest income for the six months ended September 30, 2023 compared to the prior year period was primarily due to the interest earned on the invested portion of the cash related to proceeds of approximately $1.9 billion received from L3Harris in the Link-16 TDL Sale.

Interest expense

The $131.6 million increase in interest expense in the six months ended September 30, 2023 compared to the prior year period was primarily the result of the effects of increased interest expense arising from our increased level of indebtedness following the closing of the Inmarsat Acquisition on May 30, 2023. The increase in interest expense was partially offset by an increase in the amount of interest capitalized during the first six months of fiscal year 2024 compared to the prior year period.

Income taxes

For the six months ended September 30, 2023, we recorded an income tax benefit of $93.6 million, resulting in an effective tax rate of 10%. The effective tax rate for the period differed from the U.S. statutory rate primarily due to a valuation allowance recorded against our U.S. net deferred tax assets. For the six months ended September 30, 2022, we recorded an income tax provision of $53.8 million, resulting in an effective tax rate of negative 99%. The effective tax rate for the period differed from the U.S. statutory rate due primarily to the establishment of a valuation allowance on the deferred tax asset for California R&D tax credits that was partially offset by the benefit of federal R&D tax credits.

Segment Results for the Six Months Ended September 30, 2023 vs. Six Months Ended September 30, 2022

Satellite services segment

Revenues

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2023	September 30, 2022	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$—	$—	$—	—%
Segment service revenues	983.8	612.6	371.2	61%
Total segment revenues	$983.8	$612.6	$371.2	61%

The increase of $371.2 million in our satellite services segment revenues for the six months ended September 30, 2023 compared to the prior year period was primarily due to the Inmarsat Acquisition in May 2023 and an increase in our in-flight services business. The Inmarsat Acquisition contributed approximately $363.5 million of service revenues (nearly half from maritime services) in our satellite services segment in the six months ended September 30, 2023. Our in-flight services business service revenue increased $133.7 million as the number of commercial aircraft receiving our in-flight services through IFC systems and passenger air traffic both continued to increase. The increase in our satellite services segment revenues was partially offset by lower fixed broadband revenues in the United States as we allocated a greater proportion of our bandwidth to our IFC business due to bandwidth constraints.

Segment operating profit (loss)

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2023	September 30, 2022	(Increase) Decrease	(Increase) Decrease
Segment operating profit (loss)	$(820.6)	$(4.7)	$(815.9)	(17,282)%
Percentage of segment revenues	(83)%	(1)%

The increase in our satellite services segment operating loss is primarily due to the recording of satellite impairment and related charges, net of $900.0 million in the current year period, as described above, partially offset by increased earnings contributions of $130.1 million, mainly due to an increase in revenues from the Inmarsat Acquisition in May 2023 and improved margins from our in-flight services business as it continued to scale.

Commercial networks segment

Revenues

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2023	September 30, 2022	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$379.0	$253.4	$125.6	50%
Segment service revenues	44.8	39.4	5.4	14%
Total segment revenues	$423.8	$292.8	$131.0	45%

Our commercial networks segment revenues increased by $131.0 million, due to a $125.6 million increase in product revenues and a $5.4 million increase in service revenues. The increase in product revenues was primarily the result of an increase in revenues recognized as a result of settlement payments from the Acacia litigation (see Note 10 — Commitments and Contingencies to our condensed consolidated financial statements for more information). The increase in product revenues was also driven by an increase of $34.3 million in mobile broadband satellite communication systems products related to higher IFC terminal shipments and $33.4 million in antenna systems products. The increase in service revenues was primarily driven by increases in mobile broadband satellite communication systems services.

Segment operating profit (loss)

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2023	September 30, 2022	(Increase) Decrease	(Increase) Decrease
Segment operating profit (loss)	$(3.6)	$(50.2)	$46.5	93%
Percentage of segment revenues	(1)%	(17)%

The $46.5 million decrease in our commercial networks operating loss was driven primarily by an increase in earnings contributions of $52.6 million and a decrease of $10.1 million in IR&D expenses (primarily related to next-generation satellite payload technologies and next-generation consumer broadband integrated networking technologies). The decrease in commercial networks segment operating loss was partially offset by higher SG&A costs of $16.2 million.

Government systems segment

Revenues

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2023	September 30, 2022	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$259.1	$180.0	$79.1	44%
Segment service revenues	338.5	153.1	185.4	121%
Total segment revenues	$597.6	$333.2	$264.4	79%

Our government systems segment revenues increased by $264.4 million due to increases of $185.4 million in service revenues and $79.1 million in product revenues. The service revenue increase was primarily due to the Inmarsat Acquisition in May 2023 and a $10.9 million increase in government mobile broadband services. The Inmarsat Acquisition contributed approximately $167.1 million of service revenues in our government systems segment in the second quarter of fiscal year 2024 following the closing of the acquisition. The product revenue increase was primarily driven by a $61.2 million increase in cybersecurity and information assurance products and $19.3 million increase due to the Inmarsat Acquisition.

Segment operating profit (loss)

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2023	September 30, 2022	Increase (Decrease)	Increase (Decrease)
Segment operating profit (loss)	$87.2	$17.8	$69.4	389%
Percentage of segment revenues	15%	5%

The $69.4 million increase in our government systems segment operating profit was primarily driven by higher earnings contributions of $132.3 million, primarily due to increased revenues from the Inmarsat Acquisition in May 2023. The increase in operating profit was partially offset by a $57.6 million increase in SG&A costs, of which $39.0 million related to the Inmarsat Acquisition.

Backlog

Our firm and funded backlog as of September 30, 2023 is reflected in the table below.

As of September 30, 2023
(In millions)
Firm backlog
Satellite services segment	$1,931.7
Commercial networks segment	688.5
Government systems segment	1,024.0
Total	$3,644.2
Funded backlog
Satellite services segment	$1,931.7
Commercial networks segment	646.7
Government systems segment	938.3
Total	$3,516.7

The firm backlog does not include contract options. As of September 30, 2023, almost half of the firm backlog is expected to be delivered during the next 12 months, with the balance delivered thereafter. We include in our backlog only those orders for which we have accepted purchase orders, and not anticipated purchase orders and requests. In our satellite services segment, our backlog includes fixed broadband service revenues under our subscriber agreements, but does not include future recurring IFC service revenues under our agreements with commercial airlines. As of September 30, 2023, our IFC systems were installed and in service on approximately 3,390 commercial aircraft of which approximately 40 were inactive at quarter end (mostly due to standard aircraft maintenance). We anticipate that approximately 1,600 additional commercial aircraft under existing customer agreements with commercial airlines will be put into service with our IFC systems. However, the timing of installation and entry into service of IFC systems on additional aircraft under existing customer agreements may be delayed as a result of the lingering impacts of the COVID-19 pandemic on the global airline industry. Accordingly, there can be no assurance that all anticipated purchase orders and requests will be placed or that anticipated IFC services will be activated.

Our total new awards which exclude future revenue under recurring consumer commitment arrangements were approximately $1.0 billion and $1.8 billion for the three and six months ended September 30, 2023, respectively, compared to approximately $1.1 billion (of which $226.4 million was attributable to discontinued operations related to the Link-16 TDL Business) and $1.9 billion (of which $344.4 million was attributable to discontinued operations related to the Link-16 TDL Business) for the three and six months ended September 30, 2022, respectively.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing, export credit agency financing and equity financing. At September 30, 2023, we had $2.0 billion in cash and cash equivalents and restricted cash, $2.5 billion in working capital, no outstanding borrowings and borrowing availability of $599.3 million under Viasat's $647.5 million revolving credit facility (the Viasat Revolving Credit Facility), and no outstanding borrowings and borrowing availability of $700.0 million under Inmarsat's $700.0 million revolving line of credit (the Inmarsat Revolving Credit Facility and, together with the Viasat Revolving Credit Facility, the Revolving Credit Facilities). At March 31, 2023, we had $1.4 billion in cash and cash equivalents and restricted cash, $1.3 billion in working capital, and no outstanding borrowings and borrowing availability of $657.4 million under the Viasat Revolving Credit Facility. We invest our cash in excess of current operating requirements in short-term, highly liquid bank money market funds primarily investing in U.S. government-backed securities and treasuries.

The general cash needs of our satellite services, commercial networks and government systems segments can vary significantly and our future capital requirements will depend upon many factors, including cash required for our satellite projects and any future broadband satellite projects we may engage in, expansion of our IR&D and marketing efforts, the nature and timing of orders and integration-related costs related to the Inmarsat Acquisition. In particular:

•
The cash needs of our satellite services segment tend to be driven by the timing and amount of capital expenditures (e.g., payments under satellite construction and launch contracts and investments in ground infrastructure roll-out), investments in joint ventures, strategic partnering arrangements and network expansion activities, as well as the quality of customer, type of contract and payment terms, and timing and amount of recoveries under satellite insurance claims.
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

On November 2, 2023, following the fiscal quarter end, we announced an important milestone in our integration program following our Inmarsat Acquisition. As part of our ongoing strategy to streamline operations and better serve our growing customer base, we completed our work on the rationalization of roles in our global business, which is intended to achieve both operational and cost efficiencies. As part of the role rationalization, we reduced our global workforce by approximately 800 positions, or approximately 10%. As a result, we expect to incur charges and cash expenditures associated with the workforce reduction of approximately $45 million, primarily related to employee severance payments, benefits and related termination costs. We expect that these charges and costs will be predominantly incurred during the second half of fiscal year 2024.

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

Cash flows

Cash provided by operating activities for the first six months of fiscal year 2024 was $322.6 million compared to $228.1 million in the prior year period. This $94.5 million increase was driven by our operating results (net income (loss) adjusted for depreciation, amortization and other non-cash charges) which resulted in $143.9 million of higher cash provided by operating activities year-over-year, partially offset by a $49.4 million year-over-year increase in cash used to fund net operating assets. The increase in cash used to fund net operating assets during the first six months of fiscal year 2024 when compared to the prior year period was primarily due to the timing of deferred revenue recognized under certain long-term contracts acquired through the Inmarsat Acquisition in our satellite services segment.

Cash used in investing activities for the first six months of fiscal year 2024 was approximately $1.0 billion compared to $554.8 million in the prior year period. This $446.2 million increase in cash used in investing activities year-over-year reflects $342.6 million in cash (net of cash acquired) used for the Inmarsat Acquisition in the first quarter of fiscal year 2024 and an increase in cash used for capital expenditures of approximately $198.3 million (including cash used for Inmarsat capital expenditures since the date of acquisition), partially offset by proceeds from the sale of short-term investments of $134.3 million during the first six months of fiscal year 2024.

Cash provided by financing activities for the first six months of fiscal year 2024 was approximately $1.3 billion compared to $168.4 million for the prior year period. This $1.1 billion increase in cash provided by financing activities year-over-year was mainly due to proceeds from debt borrowings of $1.3 billion in the first quarter of fiscal year 2024 (see Note 8 — Senior Notes and Other Long-Term Debt for further information).

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

As we continue to build and expand our global network and satellite fleet, from time to time we enter into satellite construction agreements for the construction and purchase of additional satellites and (depending on the satellite design) the integration of our payload and technologies into the satellites. See Note 13 — Commitments to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023 for information regarding our future minimum payments under our satellite construction contracts and other satellite-related purchase commitments (including satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites) for the next five fiscal years and thereafter, as well as purchase commitments including satellite-related agreements under the contractual obligations table below (which also includes future payment obligations assumed through the Inmarsat Acquisition). The total project cost to bring a new satellite into service will depend, among other things, on the scope and timing of the earth station infrastructure roll-out and the method used to procure fiber or other access to the earth station infrastructure. Our total cash funding of a satellite project may be reduced through third-party agreements, such as potential joint service offerings and other strategic partnering arrangements.

In connection with the launch of any new satellite and the commencement of commercial service on the satellite, we expect to incur additional operating costs that negatively impact our financial results. For example, when ViaSat-2 was placed in commercial service in the fourth quarter of fiscal year 2018, this resulted in additional operating costs in our satellite services segment during the ramp-up period prior to service launch and in the fiscal year following service launch. These increased operating costs included depreciation, amortization of capitalized software development, earth station connectivity, marketing and advertising costs, logistics, customer care and various support systems. In addition, interest expense increased during fiscal year 2019 as we no longer capitalized the interest expense relating to the debt incurred for the construction of ViaSat-2 and the related gateway and networking equipment once the satellite was in commercial service. As services using the new satellite scaled, however, our revenue base for broadband services expanded and we gained operating cost efficiencies, which together yielded incremental segment earnings contributions. We anticipate that we will incur a similar cycle of increased operating costs and constrained bandwidth supply as we prepare for and launch commercial services on future satellites, followed by increases in revenue base and in scale. However, there can be no assurance that we will be successful in significantly increasing revenues or achieving or maintaining operating profit in our satellite services segment, and any such gains may also be offset by investments in our global business. In addition, we may experience capacity constraints on our existing satellites in the lead-up to the commencement of commercial service on new satellites, such as the capacity constraints we experienced during fiscal years 2023 and 2024.

Long-term debt

As of September 30, 2023, the aggregate principal amount of our total outstanding indebtedness was $7.6 billion, which was comprised of (1) $700.0 million in principal amount of Viasat's 5.625% Senior Notes due 2025, $600.0 million in principal amount of Viasat's 5.625% Senior Secured Notes due 2027, $400.0 million in principal amount of Viasat's 6.500% Senior Notes due 2028, $733.4 million in principal amount of Viasat's 7.500% Senior Notes due 2031 and $2.08 billion in principal amount of Inmarsat's 6.750% Senior Secured Notes due 2026 (collectively, the Notes), (2) $691.3 million in principal amount of outstanding borrowings under our $700.0 million senior secured term loan facility (the Term Loan Facility), $616.7 million in principal amount of outstanding borrowings under our 2023 Term Loan Facility, $1.69 billion in principal amount of outstanding borrowings under Inmarsat's $1.75 billion senior secured term loan facility (the Inmarsat Term Loan Facility and, together with the Inmarsat Revolving Credit Facility, the Inmarsat Secured Credit Facility), no outstanding borrowings under our Revolving Credit Facilities, and $49.1 million in principal amount of outstanding borrowings under our direct loan facility with the Export-Import Bank of the United States (the Ex-Im Credit Facility) (collectively, the Credit Facilities), and (3) $32.8 million of finance lease obligations. For information regarding our outstanding indebtedness, refer to Note 8 – Senior Notes and Other Long-Term Debt to our condensed consolidated financial statements.

Capital Expenditures and IR&D Investments

For a discussion of our capital expenditures and IR&D investments, see Part II, Item 7, “Liquidity and Capital Resources – Capital Expenditures and IR&D Investments” in our Annual Report on Form 10-K for the year ended March 31, 2023, as well as Note 4 – Acquisition, related to the Inmarsat Acquisition, and Note 1 – Basis of Presentation – Property, equipment and satellites, related to satellite impairment, to our condensed consolidated financial statements for more information.

Contractual Obligations

The following table sets forth a summary of certain material cash requirements for known contractual obligations and commitments at September 30, 2023:

(In thousands, including interest where applicable)	Next 12 months	Thereafter
Operating leases	$98,470	$839,466
Senior Notes and Other Long-Term Debt (1)	589,356	9,469,055
Purchase commitments including satellite-related agreements	1,781,566	1,077,866
Total	$2,469,392	$11,386,387

(1)
To the extent that the interest rate on any long-term debt is variable, amounts reflected represent estimated interest payments on the applicable current outstanding balance based on the interest rate at September 30, 2023 until the applicable maturity date, net of interest rate cap contracts set up to hedge the variable interest rates under the

Inmarsat Term Loan Facility. The interest rate cap contracts provide protection of Compound SOFR up to 2% and cover 99% of the total nominal amount of the Inmarsat Term Loan Facility.

We purchase components from a variety of suppliers and use several subcontractors and contract manufacturers to provide design and manufacturing services for our products. During the normal course of business, we enter into agreements with subcontractors, contract manufacturers and suppliers that either allow them to procure inventory based upon criteria defined by us or that establish the parameters defining our requirements. We also enter into agreements and purchase commitments with suppliers for the construction, launch, and operation of our satellites. In certain instances, these agreements allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our reported purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments. We may also cancel, reschedule or adjust our requirements based on business needs after firm orders are placed at a cost, which may be material.

Our condensed consolidated balance sheets included $2.7 billion and $218.5 million of “other liabilities” as of September 30, 2023 and March 31, 2023, respectively, which primarily consisted of deferred income taxes and the long-term portion of deferred revenues. These remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at September 30, 2023 as defined in Regulation S-K Item 303(b) other than as discussed under “Contractual Obligations” above or disclosed in the notes to our condensed consolidated financial statements included in this report or in our Annual Report on Form 10-K for the year ended March 31, 2023.

Recent Authoritative Guidance

For information regarding recently adopted and issued accounting pronouncements, see Note 1 — Basis of Presentation to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our financial instruments consist of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable and short-term and long-term obligations (including the Credit Facilities and the Notes), and interest rate cap contracts. We consider investments in highly liquid instruments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. As of September 30, 2023, we held no short-term investments. Our indebtedness for borrowed money comprises borrowings under our Credit Facilities and the aggregate principal amount outstanding under our Notes. The Notes and borrowings under our Ex-Im Credit Facility bear interest at a fixed rate and therefore our exposure to market risk for changes in interest rates relates primarily to borrowings under our remaining Credit Facilities, cash equivalents, short-term investments and short-term obligations.

The primary objectives of our investment activities are to preserve principal and maximize the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain a significant amount of our cash balance in money market accounts, with a significant portion held in U.S. government-backed qualified money-market securities. In general, money market accounts are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our cash and cash equivalents earn interest at variable rates. Our interest income has been and may continue to be negatively impacted by low market interest rates. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Our primary interest rate under our variable rate Credit Facilities is the forward-looking term SOFR rate plus an applicable margin. As of September 30, 2023, the effective interest rate on our outstanding borrowings under the Term Loan Facility was 10.35%, under the 2023 Term Loan Facility was 10.91%, and under the Inmarsat Term Loan Facility was approximately 6.70%. As of September 30, 2023, the effective interest rate that would have been applied to any new SOFR-based borrowings under the Viasat Revolving Credit Facility was approximately 7.67%, and under the Inmarsat Revolving Credit Facility was approximately 8.32%. As of September 30, 2023, we had no outstanding borrowings under our Revolving Credit Facilities. Accordingly, assuming the outstanding balance under the Term Loan Facility, the 2023 Term Loan Facility and the Inmarsat Term Loan Facility remained constant over a year and we continued to have no outstanding borrowings under the Revolving Credit Facilities, a 50 basis point increase in the interest rates would increase interest incurred, prior to effects of capitalized interest but taking into account Inmarsat's interest rate cap contracts with respect to the Inmarsat Term Loan Facility, by approximately $6.8 million over a 12-month period.

We have entered into interest rate cap contracts to hedge the variable interest rates under the Inmarsat Term Loan Facility. The interest rate cap contracts provide protection of Compound SOFR up to 2% and cover 99% of the total nominal amount of the Inmarsat Term Loan Facility. As of September 30, 2023, a 10% increase or decrease in interest rates would increase or decrease the carrying and fair values of the interest rate cap contract by approximately $21.7 million.

Foreign Exchange Risk

We generally conduct our business in U.S. dollars. However, as our international business is conducted in a variety of foreign currencies, we are exposed to fluctuations in foreign currency exchange rates. A five percent variance in foreign currencies in which our international business is conducted would change our income (loss) before income taxes by an insignificant amount for the three and six months ended September 30, 2023 and 2022. Our objective in managing our exposure to foreign currency risk is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, from time to time, we may enter into foreign currency forward contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2023, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2023.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 as supplemented by the factors discussed in Part II, Item 1A, "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, which factors could materially affect our business, financial condition, liquidity or future results. There have been no material changes to the risk factors described in the "Risk Factors" section in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 and such Quarterly Report on Form 10-Q. The risks described in our reports on Forms 10-K and 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

Item 5. Other Information

Amendments to Bylaws

On November 7, 2023, our Board of Directors (the Board) approved and adopted amended and restated bylaws (the Amended and Restated Bylaws), which became effective immediately. Among other things, the amendments effected by the Amended and Restated Bylaws:

•
address the universal proxy rules adopted by the U.S. Securities and Exchange Commission, by clarifying that no person may solicit proxies in support of a director nominee other than the Board’s nominees unless such person has complied with Rule 14a-19 under the Securities Exchange Act of 1934, as amended, including applicable notice and solicitation requirements;
•
require that a shareholder directly or indirectly soliciting proxies from other shareholders use a proxy card color other than white, which shall be reserved for exclusive use by the Board;
•
enhance procedural mechanics and disclosure requirements in connection with shareholder nominations of directors and submissions of proposals regarding other business at shareholder meetings, including requiring additional background information and disclosures regarding proposing shareholders, proposed nominees and business, and other persons related to a shareholder’s solicitation of proxies, such as additional information about the ownership of our securities; and
•
provide that the indemnification rights contained in the Amended and Restated Bylaws are contract rights between Viasat, on the one hand, and, on the other hand, each applicable individual who serves or has served as a director or officer of Viasat.

The Amended and Restated Bylaws also include certain technical, modernizing and clarifying changes.

The foregoing description of the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws attached hereto as Exhibit 3.1, which is incorporated herein by reference.

Rule 10b5-1 Trading Plan Elections

During the three months ended September 30, 2023, no director or officer, as defined in Rule 16a-1(f), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Amended and Restated Bylaws of Viasat, Inc.					X

4.1	Indenture, dated as of September 28, 2023, between Viasat, Inc. and Wilmington Trust, National Association, as trustee	8-K	000-21767	4.1	09/28/2023

4.1.1	Form of 7.500% Senior Note due 2031 of Viasat, Inc. (attached as Exhibit A to the Indenture filed as Exhibit 4.1 hereto)	8-K	000-21767	4.1	09/28/2023

10.1	1996 Equity Participation Plan of Viasat, Inc. (as Amended and Restated Effective September 7, 2023)	8-K	000-21767	10.1	09/08/2023

10.2	Viasat, Inc. Employee Stock Purchase Plan (as Amended and Restated Effective September 7, 2023)	8-K	000-21767	10.2	09/08/2023

10.3	Form of Performance Stock Option Agreement for the 1996 Equity Participation Plan of Viasat, Inc. (Stock Price)					X

10.4	Form of Stock Option Agreement for the 1996 Equity Participation Plan of Viasat, Inc. — Independent Director					X

10.5	Form of Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of Viasat, Inc. — Independent Director					X

10.6	Seventh Amendment to Credit Agreement, dated as of August 24, 2023, by and among Viasat, Inc., MUFG Bank, Ltd. (as successor-in-interest to MUFG Union Bank, N.A.), as administrative agent and collateral agent, and the other lenders party thereto	8-K	000-21767	10.1	08/25/2023

10.7	Joinder Agreement, dated as of September 6, 2023, by and among Viasat, Inc. as borrower, MUFG Bank, Ltd. (as successor in interest to MUFG Union Bank, N.A.), as administrative agent and collateral agent, and the lender party thereto	8-K	000-21767	10.1	09/07/2023

10.8	Amendment and Restatement Agreement, dated as of September 22, 2023, by and among Viasat, Inc., Bank of America, N.A. (as administrative agent and collateral agent) and the lenders party thereto	8-K	000-21767	10.1	09/25/2023

10.9

Seventh Amendment to Credit Agreement, dates as of April 14, 2023, among Viasat Technologies Limited, Viasat, Inc., JP Morgan Chase Bank, National Association, and the Export-Import Bank of the United States

						X

10.10

Eighth Amendment to Credit Agreement, dated as of September 27, 2023, among Viasat Technologies Limited, Viasat, Inc., JP Morgan Chase Bank, National Association, and the Export-Import Bank of the United States

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

VIASAT, INC.

November 9, 2023	/s/ MARK DANKBERG
Mark Dankberg
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ SHAWN DUFFY
Shawn Duffy
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)