Form 10-Q
period 2023-12-31
VIASAT INC
filed 2024-02-09
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023.

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of January 26, 2024 was 125,320,499.

VIASAT, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of December 31, 2023	As of March 31, 2023
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,621,228	$1,348,854
Restricted cash	—	30,532
Short-term investments	30,000	—
Accounts receivable, net	675,846	419,934
Inventories	353,551	268,563
Prepaid expenses and other current assets	1,055,683	176,629
Total current assets	3,736,308	2,244,512

Property, equipment and satellites, net	7,374,342	4,378,283
Operating lease right-of-use assets	408,367	281,757
Other acquired intangible assets, net	2,773,665	201,205
Goodwill	1,613,706	158,542
Other assets	744,267	466,038
Total assets	$16,650,655	$7,730,337
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$314,611	$271,548
Accrued and other liabilities	999,068	647,232
Current portion of long-term debt	62,838	37,939
Total current liabilities	1,376,517	956,719

Senior notes	4,342,617	1,689,186
Other long-term debt	2,879,963	732,315
Non-current operating lease liabilities	383,614	273,006
Other liabilities	2,522,149	218,542
Total liabilities	11,504,860	3,869,768
Commitments and contingencies (Note 10)
Equity:
Viasat, Inc. stockholders’ equity
Common stock	13	8
Paid-in capital	4,768,444	2,540,679
Retained earnings	349,695	1,318,336
Accumulated other comprehensive income (loss)	(15,144)	(34,713)
Total Viasat, Inc. stockholders’ equity	5,103,008	3,824,310
Noncontrolling interest in subsidiary	42,787	36,259
Total equity	5,145,795	3,860,569
Total liabilities and equity	$16,650,655	$7,730,337

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
	(In thousands, except per share data)
Revenues:
Product revenues	$303,073	$249,315	$941,174	$682,769
Service revenues	825,466	402,129	2,192,571	1,207,290
Total revenues	1,128,539	651,444	3,133,745	1,890,059
Operating expenses:
Cost of product revenues	252,519	205,177	703,617	528,478
Cost of service revenues	514,757	277,856	1,374,860	814,224
Selling, general and administrative (including satellite impairment and related charges, net – see Note 1 – Basis of Presentation – Property, equipment and satellites)	271,734	162,845	1,640,304	511,661
Independent research and development	41,728	29,444	104,161	96,625
Amortization of acquired intangible assets	91,719	7,433	200,904	22,335
Income (loss) from operations	(43,918)	(31,311)	(890,101)	(83,264)
Other income (expense):
Interest income	20,921	525	72,596	7,457
Interest expense	(133,537)	(8,747)	(275,633)	(19,258)
Other income, net	—	—	—	1,098
Income (loss) from continuing operations before income taxes	(156,534)	(39,533)	(1,093,138)	(93,967)
(Provision for) benefit from income taxes from continuing operations	34,496	(5,212)	128,106	(59,045)
Equity in income (loss) of unconsolidated affiliate, net	2,689	(13)	3,018	(53)
Net income (loss) from continuing operations	(119,349)	(44,758)	(962,014)	(153,065)
Net income (loss) from discontinued operations, net of tax	—	4,333	—	44,045
Net income (loss)	(119,349)	(40,425)	(962,014)	(109,020)
Less: net income (loss) attributable to noncontrolling interest, net of tax	5,050	1,803	6,627	3,012
Net income (loss) attributable to Viasat, Inc.	$(124,399)	$(42,228)	$(968,641)	$(112,032)
Income (loss) per share attributable to Viasat, Inc. common stockholders - basic:
Continuing operations	$(0.99)	$(0.61)	$(8.47)	$(2.06)
Discontinued operations	—	0.06	—	0.58
Income (loss)	$(0.99)	$(0.55)	$(8.47)	$(1.48)
Income (loss) per share attributable to Viasat, Inc. common stockholders - diluted:
Continuing operations	$(0.99)	$(0.61)	$(8.47)	$(2.06)
Discontinued operations	—	0.06	—	0.58
Income (loss)	$(0.99)	$(0.55)	$(8.47)	$(1.48)
Shares used in computing basic net income (loss) per share	125,097	76,138	114,317	75,586
Shares used in computing diluted net income (loss) per share	125,097	76,138	114,317	75,586
Comprehensive income (loss):
Net income (loss)	$(119,349)	$(40,425)	$(962,014)	$(109,020)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	17,143	24,850	13,563	(17,486)
Unrealized gain (loss) on hedging, net of tax	4,548	—	6,006	—
Other comprehensive income (loss), net of tax	21,691	24,850	19,569	(17,486)
Comprehensive income (loss)	(97,658)	(15,575)	(942,445)	(126,506)
Less: comprehensive income (loss) attributable to noncontrolling interest, net of tax	5,050	1,803	6,627	3,012
Comprehensive income (loss) attributable to Viasat, Inc.	$(102,708)	$(17,378)	$(949,072)	$(129,518)

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	December 31, 2023	December 31, 2022
Cash Flows from Continuing and Discontinued Operations	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(962,014)	$(109,020)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	598,052	307,632
Amortization of intangible assets	246,918	65,848
Stock-based compensation expense	65,669	64,941
Satellite impairment and disposition of fixed assets losses, net	858,010	36,337
Deferred income taxes and other non-cash adjustments	(111,293)	81,847
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(60,618)	(76,208)
Inventories	(53,929)	(64,474)
Other assets	58,090	8,680
Accounts payable	4,172	55,421
Accrued liabilities	(80,895)	(19,374)
Other liabilities	(105,952)	(34,018)
Net cash provided by (used in) operating activities	456,210	317,612
Cash flows from investing activities:
Purchase of property, equipment and satellites, and other assets	(1,161,490)	(850,747)
Payment related to acquisition of a business, net of cash acquired	(342,621)	—
Proceeds from sale of short-term investments	134,266	—
Payments to acquire short-term investments	(82,000)	—
Net cash provided by (used in) investing activities	(1,451,845)	(850,747)
Cash flows from financing activities:
Proceeds from debt borrowings	1,334,683	540,000
Payments on debt borrowings	(48,457)	(93,853)
Payments of debt issuance costs	(50,390)	(1,511)
Proceeds from issuance of common stock under equity plans	10,130	9,626
Purchase of common stock in treasury (immediately retired) related to tax withholdings for stock-based compensation	(11,220)	(15,921)
Repurchase of shares by majority-owned subsidiary	—	(30,000)
Other financing activities	1,339	(2,374)
Net cash provided by (used in) financing activities	1,236,085	405,967
Effect of exchange rate changes on cash	1,392	(1,161)
Net increase (decrease) in cash and cash equivalents and restricted cash	241,842	(128,329)
Cash and cash equivalents and restricted cash at beginning of period	1,379,386	310,459
Cash and cash equivalents at end of period	$1,621,228	$182,130
Non-cash investing and financing activities:
Issuance of common stock in connection with acquisition	$2,123,455	$—
Issuance of common stock in satisfaction of certain accrued compensation liabilities	$31,173	$27,619
Right-of-use assets obtained in exchange for operating lease liabilities	$15,727	$6,923
Capital expenditures not paid for during the period	$—	$78,642

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Viasat, Inc. Stockholders
	Common Stock
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total
	(In thousands, except share data)
For the Three Months Ended December 31, 2023
Balance at September 30, 2023	124,481,293	$13	$4,752,694	$474,094	$(36,835)	$37,737	$5,227,703
Stock-based compensation	—	—	24,405	—	—	—	24,405
RSU awards vesting, net of shares withheld for taxes which have been retired	838,933	—	(8,655)	—	—	—	(8,655)
Net income (loss)	—	—	—	(124,399)	—	5,050	(119,349)
Other comprehensive income (loss), net of tax	—	—	—	—	21,691	—	21,691
Balance at December 31, 2023	125,320,226	$13	$4,768,444	$349,695	$(15,144)	$42,787	$5,145,795

For the Three Months Ended December 31, 2022
Balance at September 30, 2022	75,585,221	$8	$2,496,783	$163,726	$(63,957)	$31,631	$2,628,191
Stock-based compensation	—	—	24,661	—	—	—	24,661
RSU awards vesting, net of shares withheld for taxes which have been retired	787,884	—	(15,089)	—	—	—	(15,089)
Net income (loss)	—	—	—	(42,228)	—	1,803	(40,425)
Other comprehensive income (loss), net of tax	—	—	—	—	24,850	—	24,850
Balance at December 31, 2022	76,373,105	$8	$2,506,355	$121,498	$(39,107)	$33,434	$2,622,188

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Viasat, Inc. Stockholders
	Common Stock
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total
	(In thousands, except share data)
For the Nine Months Ended December 31, 2023
Balance at March 31, 2023	76,912,016	$8	$2,540,679	$1,318,336	$(34,713)	$36,259	$3,860,569
Exercise of stock options	2,633	—	82	—	—	—	82
Issuance of stock under Employee Stock Purchase Plan	382,062	—	10,048	—	—	—	10,048
Stock-based compensation	—	—	74,232	—	—	—	74,232
Shares issued in settlement of certain accrued employee compensation liabilities	687,851	—	31,173	—	—	—	31,173
RSU awards vesting, net of shares withheld for taxes which have been retired	972,028	—	(11,220)	—	—	—	(11,220)
Shares issued in connection with acquisition of business, net of issuance costs	46,363,636	5	2,123,450	—	—	—	2,123,455
Other noncontrolling interest activity	—	—	—	—	—	(99)	(99)
Net income (loss)	—	—	—	(968,641)	—	6,627	(962,014)
Other comprehensive income (loss), net of tax	—	—	—	—	19,569	—	19,569
Balance at December 31, 2023	125,320,226	$13	$4,768,444	$349,695	$(15,144)	$42,787	$5,145,795

For the Nine Months Ended December 31, 2022
Balance at March 31, 2022	74,428,816	$7	$2,421,950	$233,530	$(21,621)	$48,728	$2,682,594
Issuance of stock under Employee Stock Purchase Plan	369,712	—	9,626	—	—	—	9,626
Stock-based compensation	—	—	74,865	—	—	—	74,865
Shares issued in settlement of certain accrued employee compensation liabilities	719,989	1	27,618	—	—	—	27,619
RSU awards vesting, net of shares withheld for taxes which have been retired	854,588	—	(15,921)	—	—	—	(15,921)
Other noncontrolling interest activity	—	—	(11,783)	—	—	(18,306)	(30,089)
Net income (loss)	—	—	—	(112,032)	—	3,012	(109,020)
Other comprehensive income (loss), net of tax	—	—	—	—	(17,486)	—	(17,486)
Balance at December 31, 2022	76,373,105	$8	$2,506,355	$121,498	$(39,107)	$33,434	$2,622,188

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2023, the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended December 31, 2023 and 2022, the condensed consolidated statements of cash flows for the nine months ended December 31, 2023 and 2022 and the condensed consolidated statements of equity for the three and nine months ended December 31, 2023 and 2022 have been prepared by the management of Viasat, Inc. (also referred to hereafter as the Company or Viasat), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended March 31, 2023 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 31, 2023 included in the Company’s Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

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

On May 30, 2023, the Company purchased all of the issued and outstanding shares of Connect Topco Limited, a private company limited by shares and incorporated in Guernsey (Inmarsat Holdings and, together with its subsidiaries, Inmarsat) in exchange for approximately $550.7 million in cash and 46.36 million shares of the Company’s common stock (the Inmarsat Acquisition). In connection with the closing of the Inmarsat Acquisition, the Company entered into a $616.7 million senior secured term loan facility (the 2023 Term Loan Facility) and a $733.4 million unsecured bridge loan facility (the Bridge Facility), which were fully drawn at closing. On September 28, 2023, the Bridge Facility was replaced with the 7.500% Senior Notes due 2031 (the 2031 Notes). See Note 4 – Acquisition and Note 8 – Senior Notes and Other Long-Term Debt for more information. The Inmarsat Acquisition was accounted for as a purchase and accordingly, the condensed consolidated financial statements include the operating results of Inmarsat from the date of acquisition.

In connection with the closing of the Inmarsat Acquisition, the Company's certificate of incorporation was amended to increase the number of shares of common stock authorized for issuance from 100,000,000 to 200,000,000 as previously approved by the Company's stockholders at a special meeting held on June 21, 2022.

On January 3, 2023, the Company completed the sale of certain assets and liabilities comprising the Company's Link-16 Tactical Data Links business (the Link-16 TDL Business), part of the Company's government systems segment, to L3Harris Technologies, Inc. (L3Harris) in exchange for approximately $1.96 billion in cash, subject to adjustments (the Link-16 TDL Sale). In accordance with the authoritative guidance for discontinued operations (Accounting Standards Codification (ASC) 205-20), the Company determined that the Link-16 TDL Business met held-for-sale and discontinued operations accounting criteria at the end of the second quarter of fiscal year 2023. Accordingly, the Company classified the results of the Link-16 TDL Business as discontinued operations in its condensed consolidated statements of operations for the three and nine months ended December 31, 2022. Certain prior period quarterly amounts have been adjusted by an insignificant amount from the amounts previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, due to the determination that certain contracts could not be novated in connection with the closing of the Link-16 TDL Sale. Unless otherwise noted, discussion within the notes to the condensed consolidated financial statements relates to continuing operations only and excludes the Link-16 TDL Business. See Note 5 — Discontinued Operations for additional information.

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

Contract costs on U.S. Government contracts are subject to audit and review by the Defense Contracting Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. Government agencies, as well as negotiations with U.S. Government representatives. As of December 31, 2023, the DCAA had completed its incurred cost audit for fiscal years 2004, 2016, 2019, 2020 and 2021. The DCMA approved the Company’s incurred costs for those fiscal years, with the exception of 2021, which is pending. The DCMA also approved the Company’s incurred costs for fiscal years 2005 through 2015, 2017, 2018 and 2022 without further audit based on the determination of low risk. Although the Company has recorded contract revenues subsequent to fiscal year 2020 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. The Company had $16.6 million and $12.9 million as of December 31, 2023 and March 31, 2023, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. Government cost reimbursable contracts (see Note 10 — Commitments and Contingencies for more information).

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

Transaction price allocated to remaining performance obligations

The Company’s remaining performance obligations represent the transaction price of firm contracts and orders for which work has not been performed. The Company includes in its remaining performance obligations only those contracts and orders for which it has accepted purchase orders. Remaining performance obligations associated with the Company’s subscribers for fixed consumer and business broadband services in its satellite services segment exclude month-to-month service contracts in accordance with a practical expedient and are estimated using a portfolio approach in which the Company reviews all relevant promotional activities and calculates the remaining performance obligation using the average service component for the portfolio and the average time remaining under the contract. The Company’s future recurring in-flight connectivity service contracts in its satellite services segment do not have minimum service purchase requirements and therefore are not included in the Company’s remaining performance obligations. As of December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $3.7 billion, of which the Company expects to recognize approximately half over the next 12 months, with the balance recognized thereafter.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following sets forth disaggregated reported revenue by segment and product and services for the three and nine months ended December 31, 2023 and 2022:

	Three Months Ended December 31, 2023
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$144,525	$158,548	$303,073
Service revenues	581,429	21,835	222,202	825,466
Total revenues	$581,429	$166,360	$380,750	$1,128,539

	Nine Months Ended December 31, 2023
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$523,517	$417,657	$941,174
Service revenues	1,565,247	66,636	560,688	2,192,571
Total revenues	$1,565,247	$590,153	$978,345	$3,133,745

	Three Months Ended December 31, 2022
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$147,163	$102,152	$249,315
Service revenues	302,412	20,060	79,657	402,129
Total revenues	$302,412	$167,223	$181,809	$651,444

	Nine Months Ended December 31, 2022
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$400,569	$282,200	$682,769
Service revenues	915,059	59,465	232,766	1,207,290
Total revenues	$915,059	$460,034	$514,966	$1,890,059

Revenues from the U.S. Government as an individual customer comprised approximately 17% of total revenues for both the three and nine months ended December 31, 2023, and approximately 15% and 16% of total revenues for the three and nine months ended December 31, 2022, respectively, mainly reported within the government systems segment. Revenues from the Company’s other customers, mainly reported within the commercial networks and satellite services segments, comprised approximately 83% of total revenues for both the three and nine months ended December 31, 2023, and approximately 85% and 84% of total revenues for the three and nine months ended December 31, 2022, respectively.

The Company’s satellite services segment revenues are primarily derived from the Company’s in-flight services, fixed broadband services, maritime services (including narrowband and safety of communication capabilities primarily acquired through the Inmarsat Acquisition), and energy services.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Revenues in the Company’s commercial networks and government systems segments are primarily derived from three types of contracts: fixed-price, cost-reimbursement and time-and-materials contracts. Fixed-price contracts (which require the Company to provide products and services under a contract at a specified price) comprised approximately 91% of the Company’s total revenues for these segments for both the three and nine months ended December 31, 2023, and approximately 90% and 88% of the Company’s total revenues for these segments for the three and nine months ended December 31, 2022, respectively. The remainder of the Company’s revenues in these segments for such periods was derived primarily from cost-reimbursement contracts (under which the Company is reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (under which the Company is reimbursed for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

Historically, a significant portion of the Company’s revenues in its commercial networks and government systems segments has been derived from customer contracts that include the development of products. The development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for the Company’s funded development from its customer contracts were approximately 10% and 12% of its total revenues for the three and nine months ended December 31, 2023, respectively, and approximately 15% of its total revenues for both the three and nine months ended December 31, 2022.

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

The following table presents contract assets and liabilities as of December 31, 2023 and March 31, 2023:

	As of December 31, 2023	As of March 31, 2023
	(In thousands)
Unbilled accounts receivable	$148,064	$104,889
Collections in excess of revenues and deferred revenues	266,147	132,187
Deferred revenues, long-term portion	905,373	84,747

Unbilled accounts receivable increased by $43.2 million during the nine months ended December 31, 2023, driven by revenue recognized in excess of billings primarily in the Company's government systems segment. The Inmarsat Acquisition (based on preliminary estimates) contributed approximately $16.3 million of unbilled accounts receivable.

Collections in excess of revenues and deferred revenues increased by $134.0 million during the nine months ended December 31, 2023 driven primarily by $141.5 million contributed by the Inmarsat Acquisition (based on preliminary estimates) in the Company's satellite services segment. This increase was partially offset by a $7.5 million decrease during the nine months ended December 31, 2023, driven by revenue recognized in excess of advances received on goods or services primarily in the Company's satellite services segment.

Based on preliminary estimates, the Inmarsat Acquisition contributed approximately $862.5 million of deferred revenues (long-term). This increase was partially offset by a $41.9 million decrease during the nine months ended December 31, 2023, related to amounts reclassified to collections in excess of revenues and deferred revenues in the Company's satellite services segment.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

During the three and nine months ended December 31, 2023, the Company recognized revenue of $14.1 million and $91.3 million, respectively, that was previously included in the Company’s collections in excess of revenues and deferred revenues at March 31, 2023. During the three and nine months ended December 31, 2022, the Company recognized revenue of $10.7 million and $108.4 million, respectively, that was previously included in the Company’s collections in excess of revenues and deferred revenues at March 31, 2022.

Cash equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase, with a significant portion held in U.S. government-backed qualified money-market securities.

Restricted cash

Restricted cash relates to deposits required by certain counterparties as collateral pursuant to outstanding letters of credit. Restricted cash as of December 31, 2023 and March 31, 2023 was zero and $30.5 million, respectively.

In accordance with the authoritative guidance for the statement of cash flows (ASU 230), the following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that total to the amounts shown in the condensed consolidated statements of cash flows.

	As of December 31, 2023	As of March 31, 2023
	(In thousands)
Cash and cash equivalents	$1,621,228	$1,348,854
Restricted cash	—	30,532
Total cash and cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$1,621,228	$1,379,386

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

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (ASC 835-20). With respect to the construction of satellites, gateway and networking equipment and other assets under construction, the Company capitalized $45.7 million and $172.6 million of interest expense for the three and nine months ended December 31, 2023, respectively, and $44.0 million and $116.1 million for the three and nine months ended December 31, 2022, respectively.

The Company's complementary fleet of 21 satellites in space spans the Ka-, L- and S- bands. In addition to Viasat’s legacy satellite fleet, the closing of the Inmarsat Acquisition added: five additional high-bandwidth Ka-band satellites, eight high-availability L-band satellites (three of which are contingency satellites in orbit but not currently in service), an S-band satellite that supports the European Aviation Network (EAN) to provide in-flight connectivity services to commercial airlines in Europe, and an Inmarsat-6 (I-6) class hybrid Ka-/L-band satellite (the I-6 F1 satellite), with additional satellites under development. In addition to the Company's satellite fleet, the Company has purchased capacity on and has access to additional regional partner satellites. In addition, the Company owns related earth stations and networking equipment for all of its satellites. The Company procures CPE units leased to customers in order to connect to the Company's satellite network as part of the Company’s satellite services segment, which are reflected in investing activities and property, equipment and satellites, net in the accompanying condensed consolidated financial statements. The Company depreciates the satellites, earth stations and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites, net, as of December 31, 2023 were $585.2 million and $254.3 million, respectively. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites, net, as of March 31, 2023 were $395.4 million and $213.6 million, respectively.

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

As a result of the anomalies that occurred with respect to the ViaSat-3 F1 and I-6 F2 satellites, as well as the impact of integration efforts related to the Inmarsat Acquisition, the Company undertook extensive analysis of its existing integrated satellite fleet and ongoing satellites under construction projects, taking into account its anticipated future capacity needs, projected capital investment profile and access to third party satellites under existing bandwidth arrangements. Based on the impairment analysis performed during the second quarter of fiscal year 2024, as a result of the anomalies experienced in the two satellites and integration impact related to the Inmarsat Acquisition, the Company recorded a reduction to the carrying value of satellites under construction (including capitalized interest) of an insignificant amount during the three months ended December 31, 2023 and approximately $1.6 billion during the nine months ended December 31, 2023 (based on the Company's originally estimated ViaSat-3 F1 satellite output capabilities compared to the anticipated potential and configured capacity of the ViaSat-3 F1 satellite, the full value of the I-6 F2 satellite and the ViaSat-4 satellite program, each a separate asset group), which was partially offset by total insurance claim receivables of approximately $770.0 million. As a result, the Company recorded a net loss of an insignificant amount during the three months ended December 31, 2023 and approximately $905.5 million during the nine months ended December 31, 2023, including liabilities associated with the termination of certain subcontractor agreements, in selling, general and administrative expenses in its satellite services segment in the condensed consolidated statements of operations and comprehensive income (loss). Subsequent to the third quarter of fiscal year 2024, the Company received nearly $260 million in insurance recovery proceeds related to such claims.

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

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs related to patents of $3.8 million and $3.7 million were included in other assets as of December 31, 2023 and March 31, 2023, respectively. The Company capitalized costs of $107.8 million (including amounts acquired through the Inmarsat Acquisition) and $77.0 million related to acquiring and obtaining orbital slots and other licenses included in other assets as of December 31, 2023 and March 31, 2023, respectively. Accumulated amortization related to these assets was $8.0 million and $6.8 million as of December 31, 2023 and March 31, 2023, respectively. Amortization expense related to these assets was an insignificant amount and $1.2 million for the three and nine months ended December 31, 2023, respectively, and an insignificant amount and $1.1 million for the three and nine months ended December 31, 2022, respectively. If a patent, orbital slot or other license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During the three and nine months ended December 31, 2023 and 2022, the Company did not write off any significant costs due to abandonment or impairment.

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense using the effective interest rate method, or, when the results are not materially different, on a straight-line basis over the expected term of the related debt. During the nine months ended December 31, 2023 and 2022, the Company capitalized $50.4 million of debt issuance costs and no debt issuance costs, respectively. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in loss on extinguishment of debt in the condensed consolidated statements of operations and comprehensive income (loss). Debt issuance costs related to the Company’s revolving credit facilities are recorded in other long-term assets in the condensed consolidated balance sheets in accordance with the authoritative guidance for imputation of interest (ASC 835-30). Debt issuance costs related to the Company’s $700.0 million senior secured term loan facility (the 2022 Term Loan Facility and, together with the 2023 Term Loan Facility, the Viasat Term Loan Facilities), the Company's $616.7 million 2023 Term Loan Facility, the Company's 5.625% Senior Notes due 2025 (the 2025 Notes), the Company’s 5.625% Senior Secured Notes due 2027 (the 2027 Notes), the Company’s 6.500% Senior Notes due 2028 (the 2028 Notes), the 2031 Notes (which include debt issuance costs previously recorded with respect to the Company's former $733.4 million Bridge Facility), and the Company's direct loan facility with the Export-Import Bank of the United States (the Ex-Im Credit Facility and, together with the Viasat Term Loan Facilities, the Viasat Credit Facilities) are recorded as a direct deduction from the carrying amount of the related debt, consistent with debt discounts, in accordance with the authoritative guidance for imputation of interest (ASC 835-30).

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Software development

Costs of developing software for sale are charged to independent research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. Capitalized costs, net, of $235.1 million and $222.2 million related to software developed for resale were included in other assets as of December 31, 2023 and March 31, 2023, respectively. The Company capitalized $25.1 million and $56.1 million of costs related to software developed for resale for the three and nine months ended December 31, 2023, respectively. The Company capitalized $15.7 million and $40.3 million of costs related to software developed for resale for the three and nine months ended December 31, 2022, respectively. Amortization expense for capitalized software development costs was $14.7 million and $43.2 million for the three and nine months ended December 31, 2023, respectively, and $14.2 million and $37.1 million for the three and nine months ended December 31, 2022, respectively.

Self-insurance and post-retirement medical benefit liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company has recorded self-insurance liability for its plans of $7.2 million and $7.9 million as of December 31, 2023 and March 31, 2023, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued and other liabilities in accordance with the estimated timing of the projected payments.

As a part of the Inmarsat Acquisition, the Company assumed a post-retirement medical benefit plan for retired employees (and their dependents) who were employed by Inmarsat before January 1, 1998. The plan is self-funded and there are no plan assets from which the costs are paid. The cost of providing these benefits is actuarially determined and accrued over the service period of the active employee groups. The annual increase in Inmarsat's contribution to post-retirement medical liability is capped at the United Kingdom Consumer Price Index +1%.

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At December 31, 2023 and March 31, 2023, no such amounts were accrued related to the aforementioned provisions.

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

The following table summarizes the effect of the change in the Company's percentage ownership interest in TrellisWare on the Company's equity for the three and nine months ended December 31, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
	(In thousands)
Net income (loss) attributable to Viasat, Inc.	$(124,399)	$(42,228)	$(968,641)	$(112,032)
Transfers to noncontrolling interest	—	—	—	(11,783)
Change from net income (loss) attributable to Viasat, Inc. and transfers from (to) noncontrolling interest	$(124,399)	$(42,228)	$(968,641)	$(123,815)

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

Common stock held in treasury

As of December 31, 2023 and March 31, 2023, the Company had no shares of common stock held in treasury.

During the three months ended December 31, 2023 and 2022, the Company issued 1,284,326 and 1,236,257 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. During the nine months ended December 31, 2023 and 2022, the Company issued 1,478,822 and 1,324,658 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, during the three months ended December 31, 2023 and 2022, the Company repurchased 445,393 and 448,373 shares of common stock, respectively, at cost and with a total value of $8.7 million and $15.1 million, respectively. During the nine months ended December 31, 2023 and 2022, the Company repurchased 506,794 and 470,070 shares of common stock, respectively, at cost and with a total value of $11.2 million and $15.9 million, respectively. Although shares withheld for employee withholding taxes are technically not issued, they are treated as common stock repurchases for accounting purposes (with such shares deemed to be repurchased and then immediately retired), as they reduce the number of shares that otherwise would have been issued upon vesting of the restricted stock units. These retired shares remain as authorized stock and are considered to be unissued. The retirement of treasury stock had no impact on the Company’s total consolidated stockholders’ equity.

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

Gains and losses arising from derivative instruments not designated as hedging instruments are recorded in other income (expense) as gains (losses) on derivative instruments. Gains and losses arising from changes in the fair value of derivative instruments which are designated as cash-flow hedging instruments are recorded in accumulated other comprehensive income (loss) as unrealized gains (losses) on derivative instruments until the underlying transaction affects the Company’s earnings, at which time they are then recorded in the same income statement line as the underlying transaction. The Company may designate a hedging derivative with periodic cash settlements and a non-zero fair value at hedge inception as the hedging instrument in a qualifying cash flow hedging relationship. The non-zero fair value of cash flow hedges on the designation date is recognized into income under a systematic and rational method over the life of the hedging instrument and in the same line item on the condensed consolidated statements of operations as the earnings of the hedge item, with the offset recorded to other comprehensive income (loss).

During the three and nine months ended December 31, 2023, the Company recognized a loss of $10.0 million (and related tax benefit of $2.3 million) and a gain of $10.6 million (and related tax expense of $2.9 million), respectively, in other comprehensive income arising from changes in the fair value of the interest rate cap contracts (designated as cash-flow hedging instruments) related to the Inmarsat Term Loan Facility. During the three and nine months ended December 31, 2023, the Company recorded an increase of $16.9 million (and related tax expense of $4.0 million) and a decrease of $1.8 million (and related tax benefit of an insignificant amount), respectively, to other comprehensive income and interest expense, net of the recognition into income of the non-zero hedge inception fair value (based on the nature of the underlying transaction). During the three and nine months ended December 31, 2023, the Company received $14.0 million and $31.8 million in cash respectively, as a result of periodic cash settlements, which are included in operating cash flow in the condensed consolidated statements of cash flows. As of December 31, 2023, the fair value of the Company's interest rate cap contracts was $44.2 million recorded as an other current asset and $4.7 million recorded as an other asset (long-term).

At December 31, 2023 the estimated net amount of unrealized gains or losses related to the interest rate cap contracts that was expected to be reclassified to earnings net of the recognition into income of non-zero hedge inception fair value within the next 12 months was $10.3 million. The interest rate cap contracts outstanding as of December 31, 2023 will mature in February 2025.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Stock-based compensation

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award. Expense for restricted stock units and stock options is recognized on a straight-line basis over the employee’s requisite service period. Expense for market-based performance stock options that vest is recognized regardless of the actual outcome achieved and is recognized on a graded-vesting basis. The Company accounts for forfeitures as they occur. The Company recognized $22.2 million and $65.7 million of stock-based compensation expense for the three and nine months ended December 31, 2023, respectively. The Company recognized $20.4 million and $62.5 million of stock-based compensation expense for the three and nine months ended December 31, 2022, respectively. The Company recognizes excess tax benefits or deficiencies on vesting or settlement of awards as discrete items within income tax benefit or provision within net income (loss) and the related cash flows are classified within operating activities.

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

Recent authoritative guidance

In October 2021, the Financial Accounting Standards Board (FASB) issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with Topic 606 as if the acquirer had originated the contracts. The Company adopted the new guidance prospectively in the first quarter of fiscal year 2024 and applied its provisions to the Inmarsat Acquisition (see Note 4 – Acquisition).

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method. ASU 2022-01 clarifies the accounting and promotes consistency in reporting for hedges where the portfolio layer method is applied. The Company adopted the new guidance in the first quarter of fiscal year 2024 and the guidance did not have a material impact on its consolidated financial statements and disclosures.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors, while enhancing certain disclosure requirements for loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Furthermore, it requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments – Credit Losses – Measured at Amortized Cost. The Company adopted the new guidance prospectively in the first quarter of fiscal year 2024 and the guidance did not have a material impact on its consolidated financial statements and disclosures.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered in measuring the security's fair value. The standard also requires certain disclosures for equity securities that are subject to contractual restrictions. The new standard will become effective for the

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Company beginning in fiscal year 2025. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

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

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU amends certain disclosure and presentation requirements for a variety of topics within the FASB ASC. These amendments will also align the requirements in the ASC with the SEC's regulations. The effective date for each amended topic in the ASC is the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, and will not be effective if the SEC has not removed the applicable disclosure requirements by June 30, 2027. Early adoption is prohibited. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires public entities to enhance disclosures about their reportable segments' significant expenses on an interim and annual basis. The new standard will become effective for the Company's annual disclosures beginning in fiscal year 2025 and for interim disclosures beginning in fiscal year 2026 on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 enhances income tax disclosures by requiring disclosure of specific categories in the income tax rate reconciliation table and disaggregation of income taxes paid. The new standard will become effective for the Company beginning in fiscal year 2026. Early adoption is permitted and should be applied either prospectively or retrospectively. The Company is currently evaluating the impact of this standard on its consolidated financial statement disclosures.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2 — Composition of Certain Balance Sheet Captions

	As of December 31, 2023	As of March 31, 2023
	(In thousands)
Accounts receivable, net:
Billed	$550,000	$327,148
Unbilled	148,064	104,889
Allowance for doubtful accounts	(22,218)	(12,103)
	$675,846	$419,934
Inventories:
Raw materials	$93,722	$68,655
Work in process	40,202	25,347
Finished goods	219,627	174,561
	$353,551	$268,563
Prepaid expenses and other current assets:
Insurance receivable	$770,000	$—
Prepaid expenses	154,254	115,701
Other	131,429	60,928
	$1,055,683	$176,629
Property, equipment and satellites, net:
Equipment and software (estimated useful life of 3-7 years)	$2,644,427	$1,917,243
CPE leased equipment (estimated useful life of 4-7 years)	585,205	395,427
Furniture and fixtures (estimated useful life of 7 years)	62,701	58,807
Leasehold improvements (estimated useful life of 2-17 years)	176,658	151,827
Buildings (estimated useful life of 12-38 years)	16,755	12,487
Land	29,498	3,873
Construction in progress	1,324,922	685,646
Satellites (estimated useful life of 7-17 years)	3,349,663	1,056,313
Satellite Ka-band capacity obtained under finance leases (estimated useful life of 7-11 years)	177,576	175,712
Satellites under construction	1,863,690	2,252,908
	10,231,095	6,710,243
Less: accumulated depreciation and amortization	(2,856,753)	(2,331,960)
	$7,374,342	$4,378,283
Other acquired intangible assets, net:
Contracts and customer relationships (weighted average useful life of 11 years)	$1,478,672	$132,563
Orbital slots and spectrum assets (weighted average useful life of 12 years)	1,018,600	8,600
Technology (weighted average useful life of 7 years)	253,414	151,327
Trade name (weighted average useful life of 8 years)	117,390	32,253
Other (weighted average useful life of 5 years)	253,375	21,782
	3,121,451	346,525
Less: accumulated amortization	(347,786)	(145,320)
	$2,773,665	$201,205
Other assets:
Deferred income taxes	$181,072	$23,724
Capitalized software costs, net	235,064	222,155
Patents, orbital slots and other licenses, net	103,584	73,932
Other	224,547	146,227
	$744,267	$466,038
Accrued and other liabilities:
Collections in excess of revenues and deferred revenues	$266,147	$132,187
Accrued employee compensation	170,348	125,349
Accrued vacation	45,595	45,177
Operating lease liabilities	75,002	50,639
Income taxes payable	39,007	113,905
Other	402,969	179,975
	$999,068	$647,232
Other liabilities:
Deferred revenues, long-term portion	$905,373	$84,747
Deferred income taxes	1,292,495	85,989
Other	324,281	47,806
	$2,522,149	$218,542

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

The following tables present the Company's hierarchy for its assets measured at fair value on a recurring basis as of December 31, 2023 and March 31, 2023. The Company had no liabilities measured at fair value on a recurring basis as of both December 31, 2023 and March 31, 2023.

	Fair Value as of December 31, 2023	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$532,112	$532,112	$—	$—
Short-term investments	30,000	30,000	—	—
Interest rate cap contracts	48,898	—	48,898	—
Total assets measured at fair value on a recurring basis	$611,010	$562,112	$48,898	$—

	Fair Value as of March 31, 2023	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$757,600	$757,600	$—	$—
Total assets measured at fair value on a recurring basis	$757,600	$757,600	$—	$—

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Contingencies — In connection with the acquisition of the remaining 51% interest in Euro Broadband Infrastructure Sàrl (EBI) on April 30, 2021, part of the purchase price consideration was determined approximately two years after the closing date, and as a result the Company received €20.0 million, or approximately $22.0 million, in cash and recorded a gain of approximately $18.1 million in the second quarter of fiscal year 2024 in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). The consideration paid was contingent based on certain outcomes as defined in the acquisition agreement. Each reporting period, the Company estimated the fair value of the contingent consideration based on unobservable inputs and probability weightings using standard valuation techniques (Level 3). The fair value amount was recorded in other current assets within the prepaid expenses and other current assets caption on the Company's condensed consolidated balance sheets as of March 31, 2023 and any change to fair value was recorded in the Company’s condensed consolidated statements of operations each reporting period. As of March 31, 2023, and for the three and nine months ended December 31, 2023 and 2022, the Company’s fair value estimate, and change in fair value of the contingent consideration were none or immaterial.

Long-term debt — The Company’s long-term debt consists of borrowings under the Viasat Credit Facilities and Inmarsat's $2.45 billion senior secured credit facility (the Inmarsat Secured Credit Facility), $700.0 million in aggregate principal amount of 2025 Notes, $600.0 million in aggregate principal amount of 2027 Notes, $400.0 million in aggregate principal amount of 2028 Notes, $733.4 million in aggregate principal amount of 2031 Notes, $2.08 billion in aggregate principal amount of Inmarsat 2026 Notes (together with the 2025 Notes, the 2027 Notes, the 2028 Notes and the 2031 Notes, the Notes) and finance lease obligations reported at the present value of future minimum lease payments with current accrued interest. Long-term debt related to Viasat's $647.5 million revolving credit facility (the Viasat Revolving Credit Facility) and Inmarsat's $700.0 million revolving line of credit under the Inmarsat Secured Credit Facility (the Inmarsat Revolving Credit Facility) is reported at the outstanding principal amount of borrowings, while long-term debt related to the Viasat Credit Facilities, the Inmarsat Term Loan Facility and the Notes is reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s long-term debt related to the Viasat Term Loan Facilities, the Viasat Revolving Credit Facility and the Inmarsat Secured Credit Facility approximates its carrying amount due to its variable interest rate, which approximates a market interest rate. As of December 31, 2023 and March 31, 2023, the fair value of the Company’s long-term debt related to the Ex-Im Credit Facility was Level 2 and was approximately $38.3 million and $57.1 million, respectively. As of December 31, 2023 and March 31, 2023, the estimated fair value of the Company’s outstanding long-term debt related to each series of Notes was Level 2 and was $681.6 million and $661.5 million, respectively, for the 2025 Notes, $580.5 million and $561.7 million, respectively, for the 2027 Notes, and $327.5 million and $292.0 million, respectively, for the 2028 Notes. As of December 31, 2023, the fair value of the Company's long-term debt related to the 2031 Notes and the Inmarsat 2026 Notes was Level 2 and was $572.0 million and $2.05 billion, respectively.

Satellite performance incentive obligations — The Company’s contracts with satellite manufacturers require the Company to make monthly in-orbit satellite performance incentive payments with respect to certain satellites in commercial service, including interest, through fiscal year 2028, subject to the continued satisfactory performance of the applicable satellites. The Company records the net present value of these expected future payments as a liability and as a component of the cost of the satellites. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentive obligations on a recurring basis. The fair value of the Company’s outstanding satellite performance incentive obligations is estimated to approximate their carrying value based on current rates (Level 2). As of December 31, 2023 and March 31, 2023, the Company’s estimated satellite performance incentive obligations relating to certain satellites in commercial service, including accrued interest, were $17.0 million and $20.0 million, respectively.

Note 4 — Acquisition

On May 30, 2023, the Company completed the acquisition of all outstanding shares of Inmarsat Holdings, a privately held leading provider of global mobile satellite communications services. The Inmarsat Acquisition positions the Company as a leading global communications innovator with enhanced scale and scope to connect the world affordably, securely and reliably. The complementary assets and resources of the combined company position the Company to provide advanced new services in mobile and fixed segments, driving greater customer choice in broadband communications and narrowband services (including the Internet of Things (IoT)). These benefits and additional opportunities were among the factors that contributed to a purchase price resulting in the recognition of preliminary estimated goodwill of $969.2 million and $484.6 million which was recognized in the Company's satellite services and government systems segments, respectively. The goodwill recognized was not deductible for U.S. and foreign income tax purposes.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The consideration transferred of approximately $2.7 billion was comprised of $2.1 billion of the fair value of approximately 46.36 million shares of the Company’s common stock issued at the closing of the transaction and $550.7 million in cash consideration. In connection with the Inmarsat Acquisition, the Company recorded acquisition-related transaction costs of an insignificant amount and $30.8 million during the three and nine months ended December 31, 2023, respectively, and $9.7 million and $32.0 million for the three and nine months ended December 31, 2022, respectively, included in selling, general and administrative expenses.

The purchase price allocation is preliminary primarily due to the pending finalization of the Company’s valuation analysis and review of various tax attributes. The Company allocated the purchase price to tangible and intangible assets acquired and liabilities assumed based on the preliminary estimates of their fair values, which is subject to adjustment for up to one year after the closing of the Inmarsat Acquisition as additional information is obtained. The preliminary purchase price allocation of the acquired assets and assumed liabilities in the Inmarsat Acquisition based on the preliminary estimated fair values as of May 30, 2023, adjusted since the closing of the Inmarsat Acquisition, primarily between property, equipment and satellites, identifiable intangible assets and goodwill, is as follows:

(In thousands)
Current assets	$651,679
Property, equipment and satellites	4,164,139
Identifiable intangible assets	2,769,045
Other assets	411,931
Total assets acquired	$7,996,794
Current liabilities	(592,237)
Long-term debt, excluding short-term portion	(3,519,774)
Other long-term liabilities	(2,659,376)
Total liabilities assumed	$(6,771,387)
Goodwill	1,453,685
Total consideration transferred	$2,679,092

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

		Weighted
	Estimated Fair Value	Average Estimated Useful Life
	(In thousands)	(In years)
Orbital slots and spectrum assets	$1,010,000	12
Customer relationships	1,345,000	11
Technology	100,000	7
Trade name	85,000	8
Other	229,045	4
Total identifiable intangible assets	$2,769,045	11

The intangible assets acquired in the Inmarsat Acquisition were determined in accordance with the authoritative guidance for business combinations (ASC 805), based on estimated fair values using valuation techniques consistent with the market approach, income approach and/or cost approach to measure fair value.

The condensed consolidated financial statements include the operating results of Inmarsat from the date of acquisition. Since the acquisition date on May 30, 2023, the Company recorded approximately $443.1 million and $1.0 billion in revenue during the three and nine months ended December 31, 2023, respectively, and $24.2 million and $159.3 million of net loss during the three and nine months ended December 31, 2023, respectively, with respect to the Inmarsat business (primarily in the Company’s satellite services segment, with a portion included in its government systems segment and an insignificant amount included in its commercial networks segment) in the condensed consolidated statements of operations.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

In November 2023, as a part of an important milestone in the Company’s integration program following the Inmarsat Acquisition and as part of the Company’s ongoing strategy to streamline operations and better serve the Company’s growing customer base, the Company completed work on the rationalization of roles in the Company’s global business, which is intended to achieve both operational and cost efficiencies. As part of the role rationalization, the Company reduced its global workforce and recorded total costs (primarily related to employee severance payments, benefits and related termination costs) of approximately $45 million during the three and nine months ended December 31, 2023. These one-time costs were recorded within operating expenses in the Company’s condensed consolidated statements of operations across all three of the Company’s segments, with insignificant amounts remaining to be incurred and paid.

Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations for the Company and Inmarsat on a pro forma basis, as though the companies had been combined as of the beginning of fiscal year 2023, April 1, 2022. The pro forma information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the related fiscal periods. The pro forma financial information for the three months ended December 31, 2022 and nine months ended December 31, 2023 and December 31, 2022 includes the business combination accounting effects primarily related to the amortization and depreciation changes from acquired intangible and tangible assets, interest expense from the debt issued to finance the acquisition, acquisition-related transaction costs and related tax effects.

	Three Months Ended	Nine Months Ended
	December 31, 2022	December 31, 2023	December 31, 2022
	(In thousands)
Total revenues	$1,070,021	$3,415,480	$3,084,753
Net income (loss) attributable to Viasat, Inc.	$(33,972)	$(922,451)	$(297,647)

Note 5 — Discontinued Operations

On October 1, 2022, the Company entered into an Asset Purchase Agreement to sell the Link-16 TDL Business in its government systems segment to L3Harris in exchange for approximately $1.96 billion in cash, subject to adjustments. In accordance with ASC 205-20, the Company determined that the Link-16 TDL Business met held-for sale and discontinued operations accounting criteria at the end of the second quarter of fiscal year 2023. On January 3, 2023, the Company completed the Link-16 TDL Sale. Accordingly, the Company classified the results of the Link-16 TDL Business as discontinued operations in its condensed consolidated statements of operations for the three and nine months ended December 31, 2022.

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

The operating results of the discontinued operations only reflect revenues and expenses that are directly attributable to the Link-16 TDL Business that have been eliminated from continuing operations. The following table presents key components of “Net income (loss) from discontinued operations, net of tax” for the three and nine months ended December 31, 2022:

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	Three Months Ended	Nine Months Ended
	December 31, 2022	December 31, 2022
	(In thousands)
Revenues	$62,650	$247,069
Operating expenses:
Cost of revenues	41,995	157,355
Other operating expenses	6,878	24,062
Net income (loss) from discontinued operations before income taxes	$13,777	$65,652
(Provision for) benefit from income taxes	(9,444)	(21,607)
Net income (loss) from discontinued operations, net of tax	$4,333	$44,045

The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. The following table presents key cash flow and non-cash information related to discontinued operations for the nine months ended December 31, 2022:

Nine Months Ended
December 31, 2022
(In thousands)
Depreciation	$5,909
Amortization of intangible assets	897
Capital expenditures	10,950

Note 6 — Shares Used In Computing Diluted Net Income (Loss) Per Share

The weighted average number of shares used to calculate basic and diluted net loss per share attributable to Viasat, Inc. common stockholders is the same for the three and nine months ended December 31, 2023 and for the three and nine months ended December 31, 2022, as the Company incurred a net loss from continuing operations (excluding income (loss) from continuing operations attributable to the noncontrolling interest) for such periods and inclusion of potentially dilutive weighted average shares of common stock would be antidilutive.

Potentially dilutive weighted average shares excluded from the calculation for the three months ended December 31, 2023 and 2022 consisted of 255,329 shares and 439,578 shares, respectively, related to stock options (other than market-based performance stock options), no shares related to market-based performance stock options, 3,533,492 shares and 2,543,157 shares, respectively, related to restricted stock units and 802,165 shares and 750,549 shares, respectively, related to certain terms of the Viasat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan.

Potentially dilutive weighted average shares excluded from the calculation for the nine months ended December 31, 2023 and 2022 consisted of 248,568 shares and 565,751 shares, respectively, related to stock options (other than market-based performance stock options), no shares related to market-based performance stock options, 2,068,956 shares and 2,661,902 shares, respectively, related to restricted stock units and 610,170 shares and 654,091 shares, respectively, related to certain terms of the Viasat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan.

Note 7 — Goodwill and Acquired Intangible Assets

During the nine months ended December 31, 2023, the increase in the Company’s goodwill primarily related to the Inmarsat Acquisition (see Note 4 — Acquisition for more information) and foreign currency translation effect recorded within all three of the Company's segments. During the nine months ended December 31, 2022, the decrease in the Company’s goodwill relating to its continuing operations primarily related to a foreign currency translation effect recorded within all three of the Company’s segments.

Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of two to 20 years (which approximates the economic pattern of benefit). Amortization expense related to other acquired intangible assets was $91.7 million and $7.4 million for the three months ended December 31, 2023 and 2022, respectively, and $200.9 million and $22.3 million for the nine months ended December 31, 2023 and 2022, respectively.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of international businesses acquired. The current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the nine months ended December 31, 2023	$200,904

Expected for the remainder of fiscal year 2024	$91,395
Expected for fiscal year 2025	364,819
Expected for fiscal year 2026	364,667
Expected for fiscal year 2027	295,938
Expected for fiscal year 2028	285,005
Expected for fiscal year 2029	284,260
Thereafter	1,087,581
$2,773,665

Note 8 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of December 31, 2023 and March 31, 2023:

	As of December 31, 2023	As of March 31, 2023
	(In thousands)
2031 Notes	$733,400	$—
2028 Notes	400,000	400,000
2027 Notes	600,000	600,000
2025 Notes	700,000	700,000
2022 Term Loan Facility	689,500	694,750
2023 Term Loan Facility	615,158	—
Viasat Revolving Credit Facility	—	—
Ex-Im Credit Facility	39,304	58,957
Inmarsat 2026 Notes	2,075,000	—
Inmarsat Term Loan Facility	1,684,375	—
Inmarsat Revolving Credit Facility	—	—
Finance lease obligations (see Note 1)	29,840	36,405
Total debt	7,566,577	2,490,112
Unamortized discount and debt issuance costs	(281,159)	(30,672)
Less: current portion of long-term debt	62,838	37,939
Total long-term debt	$7,222,580	$2,421,501

2022 Term Loan Facility

In March 2022, the Company entered into a $700.0 million 2022 Term Loan Facility, which was fully drawn at closing and matures on March 4, 2029. At December 31, 2023, the Company had $689.5 million in principal amount of outstanding borrowings under the 2022 Term Loan Facility.

Borrowings under the 2022 Term Loan Facility are required to be repaid in quarterly installments of $1.75 million each, which commenced on September 30, 2022, followed by a final installment of $654.5 million at maturity. Borrowings under the 2022 Term Loan Facility bear interest, at the Company’s option, at either (1) a base rate equal to the greater of the administrative agent’s prime rate as announced from time to time, the federal funds effective rate plus 0.50%, and the forward-looking term SOFR rate administered by CME for a one-month interest period plus 1.00%, subject to a floor of 1.50% for the initial term loans, plus an applicable margin of 3.50%, or (2) the forward-looking term SOFR rate administered by CME for the applicable interest period, subject to a floor of 0.50% for the initial term loans, plus an applicable margin of 4.50%. As of December 31, 2023, the effective interest rate on the Company’s outstanding borrowings under the 2022 Term Loan Facility was 10.39%. The 2022 Term Loan Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the 2022 Term Loan Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of December 31, 2023, none of the Company’s subsidiaries guaranteed the 2022 Term Loan Facility.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The 2022 Term Loan Facility contains covenants that restrict, among other things, the ability of Company and its restricted subsidiaries to incur additional debt, grant liens, sell assets, make investments, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the 2022 Term Loan Facility as of December 31, 2023.

Borrowings under the 2022 Term Loan Facility are recorded as current portion of long-term debt and as other long-term debt, net of unamortized discount and debt issuance costs, in the Company’s condensed consolidated financial statements. The 2022 Term Loan Facility was issued with an original issue discount of 2.00%, or $14.0 million. The original issue discount and deferred financing cost associated with the issuance of the borrowings under the 2022 Term Loan Facility are amortized to interest expense on a straight-line basis over the term of the 2022 Term Loan Facility, the results of which are not materially different from the effective interest rate basis.

2023 Term Loan Facility

In connection with the closing of the Inmarsat Acquisition, on May 30, 2023, the Company entered into a $616.7 million 2023 Term Loan Facility, which was fully drawn at closing and matures on May 30, 2030. At December 31, 2023, the Company had $615.2 million in principal amount of outstanding borrowings under the 2023 Term Loan Facility.

Borrowings under the 2023 Term Loan Facility are required to be repaid in quarterly installments of $1.5 million each, which commenced on December 31, 2023, followed by a final installment of $576.6 million at maturity. Borrowings under the 2023 Term Loan Facility bear interest, at the Company's option, at either (1) a base rate equal to the greater of the administrative agent’s prime rate as announced from time to time, the federal funds effective rate plus 0.50%, and the forward-looking term SOFR rate administered by CME for a one-month interest period plus 1.00%, subject to a floor of 1.50% for the initial term loans, plus an applicable margin of 3.50%, or (2) the forward-looking term SOFR rate administered by CME for the applicable interest period, subject to a floor of 0.50% for the initial term loans, plus an applicable margin of 4.50%, plus a credit spread adjustment ranging from 0.11% to 0.43%. As of December 31, 2023, the effective interest rate on the Company’s outstanding borrowings under the 2023 Term Loan Facility was 10.94%. The 2023 Term Loan Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the 2023 Term Loan Facility) and secured by substantially all of the Company’s assets and any such subsidiaries' assets. As of December 31, 2023, none of the Company’s subsidiaries guaranteed the 2023 Term Loan Facility.

The 2023 Term Loan Facility contains covenants that restrict, among other things, the ability of Company and its restricted subsidiaries to incur additional debt, grant liens, sell assets, make investments, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the 2023 Term Loan Facility as of December 31, 2023.

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

Bridge Facility

In connection with the closing of the Inmarsat Acquisition, on May 30, 2023, the Company entered into a $733.4 million unsecured Bridge Facility, which was fully drawn at closing and had an initial maturity date of May 30, 2024 (automatically converting to a term loan if not repaid by such date). On September 28, 2023, the Company replaced the Bridge Facility with the 2031 Notes, in the same principal amount and at the same interest rate.

Viasat Revolving Credit Facility

As of December 31, 2023, the Viasat Revolving Credit Facility provided a $647.5 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of the earliest of (A) August 24, 2028 and (B) the springing maturity date (as defined in the Viasat Revolving Credit Agreement, which is effectively 91 days prior to the maturity date of certain material debt for borrowed money of Viasat and its subsidiaries to the extent certain conditions have not been satisfied as of such date). At December 31, 2023, the Company had no outstanding borrowings under the Viasat Revolving Credit Facility and $55.3 million outstanding under standby letters of credit, leaving borrowing availability under the Viasat Revolving Credit Facility as of December 31, 2023 of $592.2 million.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Borrowings under the Viasat Revolving Credit Facility bear interest, at the Company’s option, at either (1) the highest of the federal funds rate plus 0.50%, forward-looking term SOFR (as defined in the definitive credit agreement governing the Viasat Revolving Credit Facility) for an interest period of one month plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) forward-looking term SOFR (not to be less than 0.00% per annum), plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. The Company has capitalized certain amounts of interest expense on the Viasat Revolving Credit Facility in connection with the construction of various assets during the construction period. The Viasat Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Viasat Revolving Credit Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of December 31, 2023, none of the Company’s subsidiaries guaranteed the Viasat Revolving Credit Facility.

The Viasat Revolving Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Viasat Revolving Credit Facility contains covenants that restrict, among other things, the Company’s ability to incur additional debt, grant liens, sell assets, make investments and acquisitions, make capital expenditures, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Viasat Revolving Credit Facility as of December 31, 2023.

Ex-Im Credit Facility

The Ex-Im Credit Facility originally provided a $362.4 million senior secured direct loan facility, which was fully drawn. Of the $362.4 million in principal amount of borrowings made under the Ex-Im Credit Facility, $321.2 million was used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remaining $41.2 million used to finance the total exposure fees incurred under the Ex-Im Credit Facility (which included all previously accrued completion exposure fees). As of December 31, 2023, the Company had $39.3 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility.

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

The Ex-Im Credit Facility contains financial covenants regarding Viasat’s maximum total leverage ratio and minimum interest coverage ratio. In addition, the Ex-Im Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Ex-Im Credit Facility as of December 31, 2023.

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

Inmarsat Secured Credit Facility

As of December 31, 2023, the Inmarsat Secured Credit Facility comprised the $1.75 billion Inmarsat Term Loan Facility and the $700.0 million Inmarsat Revolving Credit Facility. As of December 31, 2023, Inmarsat had $1.68 billion in principal amount of outstanding borrowings under the Inmarsat Term Loan Facility and the Inmarsat Revolving Credit Facility was undrawn. The maturity date for the Inmarsat Term Loan Facility is December 12, 2026, and the maturity date for the Inmarsat Revolving Credit Facility is December 12, 2024. The Inmarsat Term Loan Facility is repayable in quarterly installments of $4.4 million, followed by a final installment on the maturity date.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Borrowings (other than borrowings denominated in Sterling) under the Inmarsat Secured Credit Facility bear interest, at Inmarsat's option, at either (x) the highest of (i) the greater of the federal funds rate or the overnight banking fund rate for such day plus 0.50%, (ii) the forward-looking one-month term SOFR rate plus 1.00% or (iii) the administrative agent's prime rate as announced from time to time, or (y) the forward-looking term SOFR rate for the applicable interest period (subject to, in the case of the Inmarsat Term Loan Facility, a floor of 1.00% per annum and, in the case of the Inmarsat Revolving Credit Facility, a floor of 0.00% per annum), and borrowings denominated in Sterling under the Inmarsat Secured Credit Facility bear interest at Sterling Overnight Index Average (SONIA) (subject to, in the case of the Inmarsat Term Loan Facility, a floor of 1.00% per annum and, in the case of the Inmarsat Revolving Credit Facility, a floor of 0.00% per annum) plus, in all cases, an applicable margin. The applicable margin for the Inmarsat Term Loan Facility is 2.50% per annum for base rate loans and 3.50% per annum for SOFR loans. The applicable margin for borrowings under the Inmarsat Revolving Credit Facility is based on Inmarsat’s senior secured first lien net leverage ratio. As of December 31, 2023, the weighted average effective interest rate on the Company's outstanding borrowings under the Inmarsat Term Loan Facility, including the impact of interest rate cap contracts (see Note 1 — Basis of Presentation – Derivatives for more information), was approximately 9.66%. The Inmarsat Secured Credit Facility is required to be guaranteed by certain material Inmarsat subsidiaries and secured by substantially all of the assets of the Inmarsat borrowers and subsidiary guarantors.

The Inmarsat Secured Credit Facility contains covenants that restrict, among other things, Inmarsat’s ability to incur additional debt, grant liens, sell assets, make investments and acquisitions, pay dividends and make certain other restricted payments. In addition, a financial covenant regarding Inmarsat’s senior secured first lien leverage ratio applies in the event borrowings under the Inmarsat Revolving Credit Facility exceed the greater of $280.0 million and 40% of the revolving credit commitment thereunder. The borrowers under the Inmarsat Secured Credit Facility were in compliance with the financial covenants under the Inmarsat Secured Credit Facility as of December 31, 2023.

Borrowings under the Inmarsat Term Loan Facility are recorded as current portion of long-term debt and as other long-term debt, net of unamortized fair value adjustment made in purchase accounting, in the Company’s condensed consolidated financial statements.

Senior Notes

Senior Notes due 2031

On September 28, 2023, the Company issued $733.4 million in principal amount of 2031 Notes in a private placement to institutional buyers to replace the Bridge Facility. The 2031 Notes were issued at face value and are recorded as long-term debt, net of debt issuance costs, in the Company’s condensed consolidated financial statements. The 2031 Notes bear interest at the rate of 7.500% per year, payable semi-annually in cash in arrears, which interest payments will commence in May 2024. Debt issuance costs associated with the issuance of the 2031 Notes are amortized to interest expense on a straight-line basis over the term of the 2031 Notes, the results of which are not materially different from the effective interest rate basis.

The 2031 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Viasat Revolving Credit Facility. As of December 31, 2023, none of the Company’s subsidiaries guaranteed the 2031 Notes. The 2031 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2031 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2031 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

The 2028 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Viasat Revolving Credit Facility. As of December 31, 2023, none of the Company’s subsidiaries guaranteed the 2028 Notes. The 2028 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2028 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2028 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The 2027 Notes are required to be guaranteed on a senior secured basis by each of the Company’s existing and future subsidiaries that guarantees the Viasat Revolving Credit Facility. As of December 31, 2023, none of the Company’s subsidiaries guaranteed the 2027 Notes. The 2027 Notes are secured, equally and ratably with the 2022 Term Loan Facility, the 2023 Term Loan Facility, the Viasat Revolving Credit Facility and any future parity lien debt, by liens on substantially all of the Company’s and such subsidiaries' assets.

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

The 2025 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Viasat Revolving Credit Facility. As of December 31, 2023, none of the Company’s subsidiaries guaranteed the 2025 Notes. The 2025 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2025 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2025 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

The Inmarsat 2026 Notes are recorded as other long-term debt, net of unamortized fair value adjustment made in purchase accounting, in the Company’s condensed consolidated financial statements.

Note 9 — Related-Party Transactions

In the normal course of business, the Company engages in transactions with its equity method investments (Navarino UK and JSAT Mobile), which are considered related-party transactions. The Company recognized revenue from Navarino UK and JSAT Mobile for the three and nine months ended December 31, 2023 of $17.3 million and $42.6 million, respectively. The Company received cash of $18.0 million and $43.1 million from Navarino UK and JSAT Mobile for the three and nine months ended December 31, 2023, respectively. Accounts receivable from Navarino UK and JSAT Mobile as of December 31, 2023 was $11.7 million.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

The Company has contracts with various U.S. Government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. Government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. Government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. Government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. As of December 31, 2023, the DCAA had completed its incurred cost audit for fiscal years 2004, 2016, 2019, 2020 and 2021. The DCMA approved the Company’s incurred costs for those fiscal years with the exception of 2021, which is pending. The DCMA also approved the Company’s incurred costs for fiscal years 2005 through 2015, 2017, 2018 and 2022 without further audit based on the determination of low risk. Although the Company has recorded contract revenues subsequent to fiscal year 2020 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. The Company had $16.6 million and $12.9 million as of December 31, 2023 and March 31, 2023, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. Government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on the status of the related contracts.

On July 8, 2022, Cisco Systems, Inc. (Cisco), which previously acquired Acacia Communications, Inc. (Acacia), paid the Company $62.2 million in full satisfaction of the July 2019 judgment previously entered against Acacia related to Acacia's breach of contract and misuse of the Company's soft decision forward error correction technology. For the three and six months ended September 30, 2022, the Company recorded $55.8 million as product revenues in the Company's commercial networks segment and $6.4 million as interest income with respect to this payment. On May 8, 2023, Cisco paid the Company an additional $97.5 million under protest, pursuant to a judgment entered against Acacia on May 4, 2023 also related to Acacia's continued use of the Company's soft decision forward error correction technology. The 2023 judgment obligated Acacia to make contractual royalty payments to the Company based on the quarterly sales of certain of its products. Acacia appealed the May 2023 judgment and on September 29, 2023, the Company and Acacia settled all pending litigation between them. As a result, in the second quarter of fiscal year 2024 the Company recorded $99.9 million as product revenues in the Company's commercial networks segment and $7.2 million as interest income. Additionally, the Company may receive ongoing licensing and royalty payments under the settlement agreement.

Note 11 — Income Taxes

For the three and nine months ended December 31, 2023, the Company recorded an income tax benefit of $34.5 million and $128.1 million, respectively, resulting in effective tax rates of 22% and 12%, respectively. The effective tax rate for the three months ended December 31, 2023 did not differ significantly from the U.S. statutory rate despite a valuation allowance recorded against the Company's U.S. net deferred tax assets primarily due to the impacts of Inmarsat purchase price allocation adjustments recorded in the third quarter of fiscal year 2024. While the effective tax rate for the three months ended December 31, 2023 did not significantly differ from the U.S. statutory rate, the effective tax rate for the nine months ended December 31, 2023 differed from the U.S. statutory rate primarily due to a valuation allowance recorded against the Company's U.S. net deferred tax assets during the second quarter of fiscal year 2024.

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

During the second quarter of fiscal year 2024, in evaluating the Company’s ability to realize its U.S. net deferred tax assets, the Company considered all available positive and negative evidence, including but not limited to operating results, forecasted ranges of future taxable income, and its recent satellite anomalies. ASC 740 places more weight on the objectively verifiable evidence of current pre-tax losses and recent events than forecasts of future profitability. Therefore, the Company determined it is more likely than not that its U.S. net deferred tax assets will not be realized. As a result, the Company’s tax benefit for the nine months ended December 31, 2023 was reduced by a valuation allowance recorded against its U.S. losses for the periods.

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

The Company's total valuation allowance increased from $150.0 million at March 31, 2023 to $285.1 million at December 31, 2023 relating to carryforwards for federal, state, and foreign net operating losses, federal and state R&D tax credits, and foreign tax credits.

For the three and nine months ended December 31, 2023, the Company’s gross unrecognized tax benefits decreased by $28.3 million and increased by $49.6 million, respectively, and interest and penalties decreased by $7.6 million and increased by $10.1 million, respectively. Of the total increases for the nine months ended December 31, 2023, gross unrecognized tax benefits of $51.6 million and interest and penalties of $14.9 million were recorded through goodwill as part of the purchase accounting for the Inmarsat Acquisition. Of the total $179.3 million gross unrecognized tax benefits at December 31, 2023, $14.5 million would reduce the Company's annual effective tax rate if recognized based on the Company's valuation allowance position at December 31, 2023. Along with the other acquired tax attributes and positions, the unrecognized tax benefits are subject to adjustments during the measurement period, which may be up to one year from the acquisition date.

Note 12 — Segment Information

The Company’s reportable segments (satellite services, commercial networks and government systems) are primarily distinguished by the type of customer and the related contractual requirements. The Company’s satellite services segment provides satellite-based broadband and related services to commercial airlines and other aircraft, residential customers and enterprises, maritime vessels (acquired through the Inmarsat Acquisition) and other mobile broadband customers, and Prepaid Internet users. The Company’s commercial networks segment develops and offers advanced satellite and wireless broadband platforms, ground networking equipment, radio frequency and advanced microwave solutions, Application-Specific Integrated Circuit (ASIC) chip design, satellite payload development and space-to-earth connectivity systems, some of which are ultimately used by the Company’s satellite services segment. The Company’s government systems segment provides global mobile broadband services and narrowband products and services (acquired through the Inmarsat Acquisition) to military and government users and develops and offers network-centric, internet protocol-based fixed and mobile secure communications products and solutions. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the satellite services and commercial networks segments. The Company’s segments are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance.

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

Segment revenues and operating profits (losses) for the three and nine months ended December 31, 2023 and 2022 were as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
	(In thousands)
Revenues:
Satellite services
Product	$—	$—	$—	$—
Service	581,429	302,412	1,565,247	915,059
Total	581,429	302,412	1,565,247	915,059
Commercial networks
Product	144,525	147,163	523,517	400,569
Service	21,835	20,060	66,636	59,465
Total	166,360	167,223	590,153	460,034
Government systems
Product	158,548	102,152	417,657	282,200
Service	222,202	79,657	560,688	232,766
Total	380,750	181,809	978,345	514,966
Elimination of intersegment revenues	—	—	—	—
Total revenues	$1,128,539	$651,444	$3,133,745	$1,890,059

Operating profits (losses):
Satellite services	$41,115	$(8,421)	$(779,493)	$(13,142)
Commercial networks	(70,343)	(40,266)	(73,972)	(90,442)
Government systems	77,029	24,809	164,268	42,655
Elimination of intersegment operating profits (losses)	—	—	—	—
Segment operating profit (loss) before corporate and amortization of acquired intangible assets	47,801	(23,878)	(689,197)	(60,929)
Corporate	—	—	—	—
Amortization of acquired intangible assets	(91,719)	(7,433)	(200,904)	(22,335)
Income (loss) from operations	$(43,918)	$(31,311)	$(890,101)	$(83,264)

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. The Company’s property and equipment, including its satellites, earth stations and other networking equipment, are assigned to corporate assets as they are available for use by the various segments throughout their estimated useful lives. Segment assets as of December 31, 2023 and March 31, 2023 were as follows:

	As of December 31, 2023	As of March 31, 2023
	(In thousands)
Segment assets:
Satellite services	$3,729,631	$424,881
Commercial networks	404,705	328,828
Government systems	1,281,096	293,780
Total segment assets	5,415,432	1,047,489
Corporate assets	11,235,223	6,682,848
Total assets	$16,650,655	$7,730,337

Other acquired intangible assets, net and goodwill included in segment assets as of December 31, 2023 and March 31, 2023 were as follows:

	Other Acquired Intangible Assets, Net		Goodwill
	As of December 31, 2023	As of March 31, 2023	As of December 31, 2023	As of March 31, 2023
	(In thousands)
Satellite services	$2,375,977	$200,097	$1,050,740	$80,589
Commercial networks	—	—	41,188	41,014
Government systems	397,688	1,108	521,778	36,939
Total	$2,773,665	$201,205	$1,613,706	$158,542

Amortization of acquired intangible assets by segment for the three and nine months ended December 31, 2023 and 2022 was as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
	(In thousands)
Satellite services	$80,328	$7,142	$179,151	$21,458
Commercial networks	—	—	—	—
Government systems	11,391	291	21,753	877
Total amortization of acquired intangible assets	$91,719	$7,433	$200,904	$22,335

Revenues by geographic area for the three and nine months ended December 31, 2023 and 2022 were as follows:

	Three Months Ended	Nine Months Ended
	December 31, 2023	December 31, 2023
	(In thousands)
U.S. customers	$769,135	$2,239,718
Non-U.S. customers (each country individually insignificant)	359,404	894,027
Total revenues	$1,128,539	$3,133,745

	Three Months Ended	Nine Months Ended
	December 31, 2022	December 31, 2022
	(In thousands)
U.S. customers	$542,702	$1,590,535
Non-U.S. customers (each country individually insignificant)	108,742	299,524
Total revenues	$651,444	$1,890,059

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

Inmarsat Acquisition

On May 30, 2023, we purchased all of the issued and outstanding shares of Connect Topco Limited, a private company limited by shares and incorporated in Guernsey (Inmarsat Holdings and, together with its subsidiaries, Inmarsat), in exchange for approximately $550.7 million in cash and 46.36 million shares of our common stock (the Inmarsat Acquisition). In connection with the closing of the Inmarsat Acquisition, we entered into a $616.7 million senior secured term loan facility (the 2023 Term Loan Facility) and a $733.4 million unsecured bridge loan facility (the Bridge Facility), which were fully drawn at closing. On September 28, 2023, we replaced the Bridge Facility with the 7.500% Senior Notes due 2031, in the same principal amount and at the same interest rate.

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

The primary services offered by our satellite services segment are comprised of:

•
In-flight services, which provide industry-leading IFC services and wireless in-flight entertainment services, as well as cockpit, data safety, surveillance, electronic flightbag and other aviation software services. As of December 31, 2023, we had our IFC systems installed and in service on approximately 3,540 commercial aircraft of which approximately 40 were inactive at quarter end (mostly due to standard aircraft maintenance). We anticipate that approximately 1,430 additional commercial aircraft under existing customer agreements with commercial airlines will be put into service with our IFC systems. However, the timing of installation and entry into service of IFC systems on additional aircraft under existing customer agreements may be delayed as a result of the lingering impacts of the COVID-19 pandemic on the global airline industry. Additionally, due to the nature of commercial airline contracts, there can be no assurance that anticipated IFC services will be activated on all such additional commercial aircraft.

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

Sources of Revenues

Our satellite services segment revenues are primarily derived from our in-flight services, fixed broadband services, maritime services (including narrowband and safety of communication capabilities primarily acquired through the Inmarsat Acquisition), and energy services.

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

Performance obligations related to developing and delivering complex equipment built to customer specifications under long-term contracts are recognized over time as these performance obligations do not create assets with an alternative use to us and we have an enforceable right to payment for performance to date. To measure the transfer of control, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for our contracts because that best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Estimating the total costs at completion of a performance obligation requires management to make estimates related to items such as subcontractor performance, material costs and availability, labor costs and productivity and the costs of overhead. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recognized in the period the loss is determined. A one percent variance in our future cost estimates on open fixed-price contracts as of December 31, 2023 would change our income (loss) before income taxes by an insignificant amount.

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

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. Except for the impairment related to certain of our satellites under construction and satellite programs (discussed in Note 1 — Basis of Presentation – Property, equipment and satellites above), no material impairments were recorded for the three and nine months ended December 31, 2023 and 2022.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data of our continuing operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Revenues:	100%	100%	100%	100%
Product revenues	27	38	30	36
Service revenues	73	62	70	64
Operating expenses:
Cost of product revenues	22	31	22	28
Cost of service revenues	46	43	44	43
Selling, general and administrative	24	25	52	27
Independent research and development	4	5	3	5
Amortization of acquired intangible assets	8	1	6	1
Income (loss) from continuing operations	(4)	(5)	(28)	(4)
Interest (expense) income, net	(10)	(1)	(6)	(1)
Income (loss) from continuing operations before income taxes	(14)	(6)	(35)	(5)
(Provision for) benefit from income taxes from continuing operations	3	(1)	4	(3)
Net income (loss) from continuing operations	(11)	(7)	(31)	(8)
Net income (loss) from discontinued operations, net of tax	—	1	—	2
Net income (loss) attributable to Viasat, Inc.	(11)	(6)	(31)	(6)

Three Months Ended December 31, 2023 vs. Three Months Ended December 31, 2022

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2023	December 31, 2022	Increase (Decrease)	Increase (Decrease)
Product revenues	$303.1	$249.3	$53.8	22%
Service revenues	825.5	402.1	423.3	105%
Total revenues	$1,128.5	$651.4	$477.1	73%

Our total revenues increased by $477.1 million as a result of a $423.3 million increase in service revenues and a $53.8 million increase in product revenues, including a full quarter of contribution from the Inmarsat Acquisition. The service revenue increase was driven by increases of $279.0 million in our satellite services segment, $142.5 million in our government systems segment and $1.8 million in our commercial networks segment. The product revenue increase was driven primarily by a $56.4 million increase in our government systems segment, partially offset by a $2.6 million decrease in our commercial networks segment.

Cost of revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2023	December 31, 2022	Increase (Decrease)	Increase (Decrease)
Cost of product revenues	$252.5	$205.2	$47.3	23%
Cost of service revenues	514.8	277.9	236.9	85%
Total cost of revenues	$767.3	$483.0	$284.2	59%

Cost of revenues increased by $284.2 million due to increases of $236.9 million in cost of service revenues and a $47.3 million in cost of product revenues. The cost of service revenues increase was primarily due to increased service revenues, mainly from our satellite services and government systems segments, causing a $292.5 million increase in cost of service revenues on a constant margin basis. The increase in cost of service revenues was partially offset by higher margins within our government systems and satellite services segments. The cost of product revenues increase was primarily due to increased product revenues, mainly from our government systems segment, causing a $44.2 million increase in cost of product revenues on a constant margin basis. The increase in cost of product revenues was also due to lower margins, primarily in our commercial networks and government systems segments.

Selling, general and administrative expenses

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2023	December 31, 2022	Increase (Decrease)	Increase (Decrease)
Selling, general and administrative	$271.7	$162.8	$108.9	67%

The $108.9 million increase in selling, general and administrative (SG&A) expenses was driven primarily by an increase in support costs of $83.9 million, reflected across all three of our segments, including a full quarter of contribution from the Inmarsat Acquisition. The increase in SG&A expenses was also driven by $19.9 million in higher selling costs, reflected primarily in our satellite services and government systems segments. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, acquisition and transaction related expenses, facilities, finance, contract administration and general management.

Independent research and development

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2023	December 31, 2022	Increase (Decrease)	Increase (Decrease)
Independent research and development	$41.7	$29.4	$12.3	42%

The $12.3 million increase in independent research and development (IR&D) expenses was mainly the result of increases of $6.7 million in IR&D efforts in our government systems segment (primarily related to tactical satcom radio products and a full quarter of contribution from the Inmarsat Acquisition) and $5.6 million in our commercial networks segment (primarily related to a full quarter of contribution from the Inmarsat Acquisition and mobile broadband satellite communication systems for commercial airline platforms).

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to 20 years. The $84.3 million increase in amortization of acquired intangible assets in the third quarter of fiscal year 2024 compared to the prior year period was primarily related to the amortization of new intangibles acquired as a result of the Inmarsat Acquisition in May 2023. The current and expected amortization for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the nine months ended December 31, 2023	$200,904

Expected for the remainder of fiscal year 2024	$91,395
Expected for fiscal year 2025	364,819
Expected for fiscal year 2026	364,667
Expected for fiscal year 2027	295,938
Expected for fiscal year 2028	285,005
Expected for fiscal year 2029	284,260
Thereafter	1,087,581
$2,773,665

Interest income

The $20.4 million increase in interest income for the three months ended December 31, 2023 compared to the prior year period was primarily due to the interest earned on the invested portion of the cash related to proceeds of approximately $1.9 billion received from L3Harris in the Link-16 TDL Sale as well as cash acquired as part of the Inmarsat Acquisition.

Interest expense

The $124.8 million increase in interest expense for the three months ended December 31, 2023 compared to the prior year period was primarily the result of the effects of increased interest expense arising from our increased level of indebtedness following the closing of the Inmarsat Acquisition on May 30, 2023.

Income taxes

For the three months ended December 31, 2023, we recorded an income tax benefit of $34.5 million, resulting in an effective tax rate of 22%. The effective tax rate for the period did not differ significantly from the U.S. statutory rate despite a valuation allowance recorded against our U.S. net deferred tax assets primarily due to the impacts of Inmarsat purchase price allocation adjustments recorded in the quarter. For the three months ended December 31, 2022, we recorded an income tax provision of $5.2 million, resulting in an effective tax rate of negative 13%. The effective tax rate for the period differed from the U.S. statutory rate due primarily to the expense for tax deficiencies upon settlement of stock-based compensation during the period.

Segment Results for the Three Months Ended December 31, 2023 vs. Three Months Ended December 31, 2022

Satellite services segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2023	December 31, 2022	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$—	$—	$—	—%
Segment service revenues	581.4	302.4	279.0	92%
Total segment revenues	$581.4	$302.4	$279.0	92%

The increase of $279.0 million in our satellite services segment revenues for the three months ended December 31, 2023 compared to the prior year period was primarily due to the Inmarsat Acquisition in May 2023 and an increase in our in-flight services business. The Inmarsat Acquisition contributed approximately $281.5 million of service revenues (nearly half from maritime services) in our satellite services segment in the third quarter of fiscal year 2024. Our in-flight services business service revenue increased $84.3 million as the number of commercial aircraft receiving our in-flight services through our IFC systems and passenger air traffic both continued to increase. The increase in our satellite services segment revenues was partially offset by lower fixed broadband revenues in the United States as we continued to allocate a greater proportion of our bandwidth to our IFC business due to bandwidth constraints.

Segment operating profit (loss)

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2023	December 31, 2022	Increase (Decrease)	Increase (Decrease)
Segment operating profit (loss)	$41.1	$(8.4)	$49.5	588%
Percentage of segment revenues	7%	(3)%

The change in our satellite services segment operating loss to an operating profit was primarily due to increased earnings contributions of $107.9 million, mainly due to an increase in revenues from the Inmarsat Acquisition in May 2023 and improved margins from our in-flight services business as it continued to scale. The increase in earnings contributions was partially offset by higher SG&A costs of $58.3 million, of which $45.1 million related to the Inmarsat Acquisition.

Commercial networks segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2023	December 31, 2022	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$144.5	$147.2	$(2.6)	(2)%
Segment service revenues	21.8	20.1	1.8	9%
Total segment revenues	$166.4	$167.2	$(0.9)	(1)%

Our commercial networks segment revenues decreased by an insignificant amount due to a $2.6 million decrease in product revenues, partially offset by a $1.8 million increase in service revenues. The decrease in product revenues was primarily driven by a decrease of $3.8 million in mobile broadband satellite communication systems products, related to lower IFC terminal shipments, and a $3.0 million decrease in antenna systems products. The decrease in product revenues was partially offset by a $4.3 million increase in satellite networking development programs products. The increase in service revenues was primarily driven by increases in mobile broadband satellite communication systems services.

Segment operating profit (loss)

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2023	December 31, 2022	(Increase) Decrease	(Increase) Decrease
Segment operating profit (loss)	$(70.3)	$(40.3)	$(30.1)	(75)%
Percentage of segment revenues	(42)%	(24)%

The increase in our commercial networks segment operating loss was primarily due to lower earnings contributions of $12.7 million, higher SG&A costs of $11.7 million and an increase in IR&D expenses of $5.6 million (primarily related to a full quarter of contribution from the Inmarsat Acquisition and mobile broadband satellite communication systems for commercial airline platforms).

Government systems segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2023	December 31, 2022	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$158.5	$102.2	$56.4	55%
Segment service revenues	222.2	79.7	142.5	179%
Total segment revenues	$380.8	$181.8	$198.9	109%

Our government systems segment revenues increased by $198.9 million due to a $142.5 million increase in service revenues, and a $56.4 million increase in product revenues. The service revenue increase was primarily due to the Inmarsat Acquisition in May 2023 and a $4.0 million increase in government mobile broadband services. The Inmarsat Acquisition contributed approximately $135.9 million of service revenues in our government systems segment in the third quarter of fiscal year 2024. The product revenue increase was primarily driven by a $25.4 million increase in cybersecurity and information assurance products, $19.4 million due to the Inmarsat Acquisition, and $15.8 million in tactical satcom radio products.

Segment operating profit (loss)

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2023	December 31, 2022	Increase (Decrease)	Increase (Decrease)
Segment operating profit (loss)	$77.0	$24.8	$52.2	210%
Percentage of segment revenues	20%	14%

The $52.2 million increase in our government systems segment operating profit was primarily driven by increased earnings contributions of $97.7 million, primarily due to increased revenues from the Inmarsat Acquisition in May 2023. The increase in operating profit was partially offset by a $38.8 million increase in SG&A costs, of which $28.1 million related to the Inmarsat Acquisition and $6.7 million to IR&D costs (primarily related to tactical satcom radio products and a full quarter of contribution from the Inmarsat Acquisition).

Nine Months Ended December 31, 2023 vs. Nine Months Ended December 31, 2022

Revenues

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2023	December 31, 2022	Increase (Decrease)	Increase (Decrease)
Product revenues	$941.2	$682.8	$258.4	38%
Service revenues	2,192.6	1,207.3	985.3	82%
Total revenues	$3,133.7	$1,890.1	$1,243.7	66%

Our total revenues grew by $1,243.7 million as a result of a $985.3 million increase in service revenues and a $258.4 million increase in product revenues, including seven months of contribution from the Inmarsat Acquisition. The service revenue increase was due to increases of $650.2 million in our satellite services segment, $327.9 million in our government systems segment, and $7.2 million in our commercial networks segment. The increase in product revenue was driven primarily by a $135.5 million increase in our government systems segment and a $122.9 million increase in our commercial networks segment.

Cost of revenues

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2023	December 31, 2022	Increase (Decrease)	Increase (Decrease)
Cost of product revenues	$703.6	$528.5	$175.1	33%
Cost of service revenues	1,374.9	814.2	560.6	69%
Total cost of revenues	$2,078.5	$1,342.7	$735.8	55%

Cost of revenues increased by $735.8 million due to increases of $560.6 million in cost of service revenues and $175.1 million in cost of product revenues. The cost of service revenues increase was primarily due to increased service revenues across each of our segments, causing a $664.5 million increase in cost of service revenues on a constant margin basis. The increase in cost of service revenues was partially offset by higher margins, primarily driven by our government systems and satellite services segments. The cost of product revenues increase was primarily due to increased product revenues, mainly from our government systems and commercial networks segments, causing a $180.6 million increase in cost of product revenues on a constant margin basis, prior to the effects of product revenues related to the Acacia litigation (see Note 10 — Commitments and Contingencies to our condensed consolidated financial statements for more information). The increase in cost of product revenues was partially offset by higher margins, primarily driven by our government systems segment.

Selling, general and administrative expenses

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2023	December 31, 2022	Increase (Decrease)	Increase (Decrease)
Selling, general and administrative	$1,640.3	$511.7	$1,128.6	221%

The $1,128.6 million increase in SG&A expenses was driven primarily by a net loss of approximately $905.5 million related to satellite impairment, including liabilities associated with the termination of certain subcontractor agreements, net of estimated insurance claim receivables recorded in our satellite service segment. See Note 1 — Basis of Presentation — Property, equipment and satellites to our condensed consolidated financial statements for more information. Additionally, we experienced an increase in support costs of $183.5 million, reflected across all three of our segments, including seven months of contribution from the Inmarsat Acquisition. The increase in SG&A expenses was also driven by $42.3 million in higher selling costs, reflected primarily in our satellite services and government systems segments. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, acquisition and transaction related expenses, facilities, finance, contract administration and general management.

Independent research and development

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2023	December 31, 2022	Increase (Decrease)	Increase (Decrease)
Independent research and development	$104.2	$96.6	$7.5	8%

The $7.5 million increase in IR&D expenses was mainly the result of a $12.0 million increase in our government systems segment (primarily related to seven months of contribution from the Inmarsat Acquisition, information assurance projects and tactical satcom radio products). This overall increase was partially offset by a $4.4 million decrease in IR&D efforts in our commercial networks segment (primarily related to next-generation consumer broadband integrated technologies and next-generation satellite payload technologies). The decrease in our commercial networks segment was partially offset by an increase in IR&D expenses related to seven months of contribution from the Inmarsat Acquisition and mobile broadband satellite communication systems for commercial airline platforms.

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to 20 years. The $178.6 million increase in amortization of acquired intangible assets in the first nine months of fiscal year 2024 compared to the prior year period was primarily related to the amortization of new intangibles acquired as a result of the Inmarsat Acquisition in May 2023. The current and expected amortization for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the nine months ended December 31, 2023	$200,904

Expected for the remainder of fiscal year 2024	$91,395
Expected for fiscal year 2025	364,819
Expected for fiscal year 2026	364,667
Expected for fiscal year 2027	295,938
Expected for fiscal year 2028	285,005
Expected for fiscal year 2029	284,260
Thereafter	1,087,581
$2,773,665

Interest income

The $65.1 million increase in interest income for the nine months ended December 31, 2023 compared to the prior year period was primarily due to the interest earned on the invested portion of the cash related to proceeds of approximately $1.9 billion received from L3Harris in the Link-16 TDL Sale as well as cash acquired as part of the Inmarsat Acquisition.

Interest expense

The $256.4 million increase in interest expense for the nine months ended December 31, 2023 compared to the prior year period was primarily the result of the effects of increased interest expense arising from our increased level of indebtedness following the closing of the Inmarsat Acquisition on May 30, 2023. The increase in interest expense was partially offset by an increase in the amount of interest capitalized during the first nine months of fiscal year 2024 compared to the prior year period.

Income taxes

For the nine months ended December 31, 2023, we recorded an income tax benefit of $128.1 million, resulting in an effective tax rate of 12%. The effective tax rate for the period differed from the U.S. statutory rate primarily due to a valuation allowance recorded against our U.S. net deferred tax assets. For the nine months ended December 31, 2022, we recorded an income tax provision of $59.0 million, resulting in an effective tax rate of negative 63%. The effective tax rate for the period differed from the U.S. statutory rate due primarily to the establishment of a valuation allowance on the deferred tax asset for California R&D tax credits that was partially offset by the benefit of federal R&D tax credits, and the expense for tax deficiencies upon settlement of stock-based compensation during the period.

Segment Results for the Nine Months Ended December 31, 2023 vs. Nine Months Ended December 31, 2022

Satellite services segment

Revenues

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2023	December 31, 2022	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$—	$—	$—	—%
Segment service revenues	1,565.2	915.1	650.2	71%
Total segment revenues	$1,565.2	$915.1	$650.2	71%

The increase of $650.2 million in our satellite services segment revenues for the nine months ended December 31, 2023 compared to the prior year period was primarily due to the Inmarsat Acquisition in May 2023 and an increase in our in-flight services business. The Inmarsat Acquisition contributed approximately $644.8 million of service revenues (nearly half from maritime services) in our satellite services segment in the nine months ended December 31, 2023. Our in-flight services business service revenue increased $217.9 million as the number of commercial aircraft receiving our in-flight services through IFC systems and passenger air traffic both continued to increase. The increase in our satellite services segment revenues was partially offset by lower fixed broadband revenues in the United States as we continued to allocate a greater proportion of our bandwidth to our IFC business due to bandwidth constraints.

Segment operating profit (loss)

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2023	December 31, 2022	(Increase) Decrease	(Increase) Decrease
Segment operating profit (loss)	$(779.5)	$(13.1)	$(766.4)	(5,831)%
Percentage of segment revenues	(50)%	(1)%

The increase in our satellite services segment operating loss is primarily due to the recording of satellite impairment and related charges, net of estimated insurance claim receivables of approximately $905.5 million in the current year period, as described above, as well as higher SG&A costs of $98.8 million, mostly related to the Inmarsat Acquisition, partially offset by increased earnings contributions of $238.0 million, mainly due to an increase in revenues from the Inmarsat Acquisition in May 2023 and improved margins from our in-flight services business as it continued to scale.

Commercial networks segment

Revenues

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2023	December 31, 2022	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$523.5	$400.6	$122.9	31%
Segment service revenues	66.6	59.5	7.2	12%
Total segment revenues	$590.2	$460.0	$130.1	28%

Our commercial networks segment revenues increased by $130.1 million, due to a $122.9 million increase in product revenues and a $7.2 million increase in service revenues. The increase in product revenues was primarily the result of an increase in revenues recognized as a result of settlement payments from the Acacia litigation (see Note 10 — Commitments and Contingencies to our condensed consolidated financial statements for more information). The increase in product revenues was also driven by increases of $30.6 million in mobile broadband satellite communication systems products related to higher IFC terminal shipments, $30.4 million in antenna systems products, and $14.0 million in satellite payload technology development programs. The increase in service revenues was primarily driven by increases in mobile broadband satellite communication systems services.

Segment operating profit (loss)

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2023	December 31, 2022	(Increase) Decrease	(Increase) Decrease
Segment operating profit (loss)	$(74.0)	$(90.4)	$16.5	18%
Percentage of segment revenues	(13)%	(20)%

The $16.5 million decrease in our commercial networks operating loss was driven primarily by an increase in earnings contributions of $40.0 million and a decrease of $4.4 million in IR&D expenses (primarily related to next-generation consumer broadband integrated networking technologies and next-generation satellite payload technologies, partially offset by an increase in IR&D expenses related to mobile broadband satellite communication systems for commercial airline platforms and seven months of contribution from the Inmarsat Acquisition). The decrease in commercial networks segment operating loss was partially offset by higher SG&A costs of $27.9 million.

Government systems segment

Revenues

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2023	December 31, 2022	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$417.7	$282.2	$135.5	48%
Segment service revenues	560.7	232.8	327.9	141%
Total segment revenues	$978.3	$515.0	$463.4	90%

Our government systems segment revenues increased by $463.4 million due to increases of $327.9 million in service revenues and $135.5 million in product revenues. The service revenue increase was primarily due to the Inmarsat Acquisition in May 2023 and increases of $14.9 million in government mobile broadband services, $5.9 million in tactical data link solutions, and $3.5 million in tactical satcom radio services. The Inmarsat Acquisition contributed approximately $303.0 million of service revenues in our government systems segment following the closing of the acquisition. The product revenue increase was primarily driven by a $86.6 million increase in cybersecurity and information assurance products and $38.7 million increase due to the Inmarsat Acquisition.

Segment operating profit (loss)

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2023	December 31, 2022	Increase (Decrease)	Increase (Decrease)
Segment operating profit (loss)	$164.3	$42.7	$121.6	285%
Percentage of segment revenues	17%	8%

The $121.6 million increase in our government systems segment operating profit was primarily driven by higher earnings contributions of $230.0 million, primarily due to increased revenues from the Inmarsat Acquisition in May 2023. The increase in operating profit was partially offset by a $96.4 million increase in SG&A costs, of which $67.1 million related to the Inmarsat Acquisition and $12.0 million increase in IR&D expenses (primarily related to seven months of contribution from the Inmarsat Acquisition, information assurance projects and tactical satcom radio products).

Backlog

Our firm and funded backlog as of December 31, 2023 is reflected in the table below.

As of December 31, 2023
(In millions)
Firm backlog
Satellite services segment	$1,844.1
Commercial networks segment	635.8
Government systems segment	1,242.3
Total	$3,722.2
Funded backlog
Satellite services segment	$1,844.1
Commercial networks segment	597.0
Government systems segment	1,130.8
Total	$3,571.9

The firm backlog does not include contract options. As of December 31, 2023, approximately half of the firm backlog is expected to be delivered during the next 12 months, with the balance delivered thereafter. We include in our backlog only those orders for which we have accepted purchase orders, and not anticipated purchase orders and requests. In our satellite services segment, our backlog includes fixed broadband service revenues under our subscriber agreements, but does not include future recurring IFC service revenues under our agreements with commercial airlines. As of December 31, 2023, our IFC systems were installed and in service on approximately 3,540 commercial aircraft of which approximately 40 were inactive at quarter end (mostly due to standard aircraft maintenance). We anticipate that approximately 1,430 additional commercial aircraft under existing customer agreements with commercial airlines will be put into service with our IFC systems. However, the timing of installation and entry into service of IFC systems on additional aircraft under existing customer agreements may be delayed as a result of the lingering impacts of the COVID-19 pandemic on the global airline industry. Accordingly, there can be no assurance that all anticipated purchase orders and requests will be placed or that anticipated IFC services will be activated.

Our total new awards which exclude future revenue under recurring consumer commitment arrangements were approximately $1.2 billion and $3.0 billion for the three and nine months ended December 31, 2023, respectively, compared to approximately $617.1 million (of which $40.0 million was attributable to discontinued operations related to the Link-16 TDL Business) and $2.5 billion (of which $384.5 million was attributable to discontinued operations related to the Link-16 TDL Business) for the three and nine months ended December 31, 2022, respectively.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing, export credit agency financing and equity financing. At December 31, 2023, we had $1.6 billion in cash and cash equivalents, $2.4 billion in working capital, no outstanding borrowings and borrowing availability of $592.2 million under Viasat's $647.5 million revolving credit facility (the Viasat Revolving Credit Facility), and no outstanding borrowings and borrowing availability of $700.0 million under Inmarsat's $700.0 million revolving line of credit (the Inmarsat Revolving Credit Facility and, together with the Viasat Revolving Credit Facility, the Revolving Credit Facilities). At March 31, 2023, we had $1.4 billion in cash and cash equivalents and restricted cash, $1.3 billion in working capital, and no outstanding borrowings and borrowing availability of $657.4 million under the Viasat Revolving Credit Facility. We invest our cash in excess of current operating requirements in short-term, highly liquid bank money market funds primarily investing in U.S. government-backed securities and treasuries.

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

In November 2023, we announced an important milestone in our integration program following our Inmarsat Acquisition. As part of our ongoing strategy to streamline operations and better serve our growing customer base, we completed our work on the rationalization of roles in our global business, which is intended to achieve both operational and cost efficiencies. As part of the role rationalization, we reduced our global workforce by approximately 800 positions, or approximately 10%, and recorded total costs (primarily related to employee severance payments, benefits and related termination costs) of approximately $45 million during the three and nine months ended December 2023. These one-time costs were recorded within operating expenses in our condensed consolidated statements of operations across all three of our segments, with insignificant amounts remaining to be incurred and paid.

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

Cash flows

Cash provided by operating activities for the first nine months of fiscal year 2024 was $456.2 million compared to $317.6 million in the prior year period. This $138.6 million increase was driven by our operating results (net income (loss) adjusted for depreciation, amortization and other non-cash charges) which resulted in $247.8 million of higher cash provided by operating activities year-over-year, partially offset by a $109.2 million year-over-year increase in cash used to fund net operating assets. The increase in cash used to fund net operating assets during the first nine months of fiscal year 2024 when compared to the prior year period was primarily due to timing of payments related to our accounts payables and accrued liabilities, and the timing of deferred revenue recognized under certain long-term contracts acquired through the Inmarsat Acquisition in our satellite services segment.

Cash used in investing activities for the first nine months of fiscal year 2024 was approximately $1.5 billion compared to $850.7 million in the prior year period. This $601.1 million increase in cash used in investing activities year-over-year reflects $342.6 million in cash (net of cash acquired) used for the Inmarsat Acquisition in the first quarter of fiscal year 2024 and an increase in cash used for capital expenditures of approximately $324.6 million (including cash used for Inmarsat capital expenditures since the date of acquisition).

Cash provided by financing activities for the first nine months of fiscal year 2024 was approximately $1.2 billion compared to $406.0 million for the prior year period. This $830.1 million increase in cash provided by financing activities year-over-year was mainly due to an increase in proceeds from debt borrowings of approximately $794.7 million (see Note 8 — Senior Notes and Other Long-Term Debt for further information).

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

Long-term debt

As of December 31, 2023, the aggregate principal amount of our total outstanding indebtedness was $7.6 billion, which was comprised of (1) $700.0 million in principal amount of Viasat's 5.625% Senior Notes due 2025, $600.0 million in principal amount of Viasat's 5.625% Senior Secured Notes due 2027, $400.0 million in principal amount of Viasat's 6.500% Senior Notes due 2028, $733.4 million in principal amount of Viasat's 7.500% Senior Notes due 2031 and $2.08 billion in principal amount of Inmarsat's 6.750% Senior Secured Notes due 2026 (collectively, the Notes), (2) $689.5 million in principal amount of outstanding borrowings under our $700.0 million senior secured term loan facility (the 2022 Term Loan Facility), $615.2 million in principal amount of outstanding borrowings under our 2023 Term Loan Facility, $1.68 billion in principal amount of outstanding borrowings under Inmarsat's $1.75 billion senior secured term loan facility (the Inmarsat Term Loan Facility and, together with the Inmarsat Revolving Credit Facility, the Inmarsat Secured Credit Facility), no outstanding borrowings under our Revolving Credit Facilities, and $39.3 million in principal amount of outstanding borrowings under our direct loan facility with the Export-Import Bank of the United States (the Ex-Im Credit Facility) (collectively, the Credit Facilities), and (3) $29.8 million of finance lease obligations. For information regarding our outstanding indebtedness, refer to Note 8 – Senior Notes and Other Long-Term Debt to our condensed consolidated financial statements.

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

Contractual Obligations

The following table sets forth a summary of certain material cash requirements for known contractual obligations and commitments at December 31, 2023:

(In thousands, including interest where applicable)	Next 12 months	Thereafter
Operating leases	$104,620	$822,145
Senior Notes and Other Long-Term Debt (1)	591,961	9,292,516
Purchase commitments including satellite-related agreements	1,497,935	1,005,058
Total	$2,194,516	$11,119,719

(1)
To the extent that the interest rate on any long-term debt is variable, amounts reflected represent estimated interest payments on the applicable current outstanding balance based on the interest rate at December 31, 2023 until the applicable maturity date, net of interest rate cap contracts set up to hedge the variable interest rates under the Inmarsat Term Loan Facility. The interest rate cap contracts provide protection of Compound SOFR up to 2% and cover 99% of the total nominal amount of the Inmarsat Term Loan Facility.

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

Our condensed consolidated balance sheets included $2.5 billion and $218.5 million of “other liabilities” as of December 31, 2023 and March 31, 2023, respectively, which primarily consisted of deferred income taxes and the long-term portion of deferred revenues. These remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at December 31, 2023 as defined in Regulation S-K Item 303(b) other than as discussed under “Contractual Obligations” above or disclosed in the notes to our condensed consolidated financial statements included in this report or in our Annual Report on Form 10-K for the year ended March 31, 2023.

Recent Authoritative Guidance

For information regarding recently adopted and issued accounting pronouncements, see Note 1 — Basis of Presentation to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our financial instruments consist of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable and short-term and long-term obligations (including the Credit Facilities and the Notes), and interest rate cap contracts. We consider investments in highly liquid instruments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2023, we held $30.0 million in short-term investments. Our indebtedness for borrowed money comprises borrowings under our Credit Facilities and the aggregate principal amount outstanding under our Notes. The Notes and borrowings under our Ex-Im Credit Facility bear interest at a fixed rate and therefore our exposure to market risk for changes in interest rates relates primarily to borrowings under our remaining Credit Facilities, cash equivalents, short-term investments and short-term obligations.

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

Our primary interest rate under our variable rate Credit Facilities is the forward-looking term SOFR rate plus an applicable margin. As of December 31, 2023, the effective interest rate on our outstanding borrowings under the 2022 Term Loan Facility was 10.39%, under the 2023 Term Loan Facility was 10.94%, and under the Inmarsat Term Loan Facility was approximately 9.66%. As of December 31, 2023, the effective interest rate that would have been applied to any new SOFR-based borrowings under the Viasat Revolving Credit Facility was approximately 7.85%, and under the Inmarsat Revolving Credit Facility was approximately 8.36%. As of December 31, 2023, we had no outstanding borrowings under our Revolving Credit Facilities. Accordingly, assuming the outstanding balance under the 2022 Term Loan Facility, the 2023 Term Loan Facility and the Inmarsat Term Loan Facility remained constant over a year and we continued to have no outstanding borrowings under the Revolving Credit Facilities, a 50 basis point increase in the interest rates would increase interest incurred, prior to effects of capitalized interest but taking into account Inmarsat's interest rate cap contracts with respect to the Inmarsat Term Loan Facility, by approximately $6.8 million over a 12-month period.

We have entered into interest rate cap contracts to hedge the variable interest rates under the Inmarsat Term Loan Facility. The interest rate cap contracts provide protection of Compound SOFR up to 2% and cover 99% of the total nominal amount of the Inmarsat Term Loan Facility. As of December 31, 2023, a 100 basis point increase or decrease in interest rates would increase or decrease the carrying and fair values of the interest rate cap contract by approximately $18.0 million.

Foreign Exchange Risk

We generally conduct our business in U.S. dollars. However, as our international business is conducted in a variety of foreign currencies, we are exposed to fluctuations in foreign currency exchange rates. A five percent variance in foreign currencies in which our international business is conducted would change our income (loss) before income taxes by an insignificant amount for both the three and nine months ended December 31, 2023 and an insignificant amount and $1.6 million for the three and nine months ended December 31, 2022, respectively. Our objective in managing our exposure to foreign currency risk is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, from time to time, we may enter into foreign currency forward contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2023.

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

Item 5. Other Information

During the three months ended December 31, 2023, no director or officer, as defined in Rule 16a-1(f), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Amended and Restated Bylaws of Viasat, Inc.	10-Q	000-21767	3.1	11/09/2023

4.1	Third Supplemental Indenture, dated as of November 15, 2023, among Connect Finco SARL, Connect U.S. FINCO LLC, the guarantors party thereto and Wilmington Trust, National Association, as trustee					X

10.1**	Viasat, Inc. 1996 Equity Participation Plan Performance Stock Option Agreement					X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document					X

104	Cover Page (formatted as inline XBRL and contained in Exhibit 101)					X

* The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of Viasat under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

** Indicates management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.

February 8, 2024	/s/ MARK DANKBERG
Mark Dankberg
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ SHAWN DUFFY
Shawn Duffy
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)