Form 10-K
period 2024-03-31
VIASAT INC
filed 2024-05-29
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of September 30, 2023 was approximately $2,231,985,984 (based on the closing price on that date for shares of the registrant’s common stock as reported by the Nasdaq Global Select Market).

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of May 10, 2024 was 125,860,925.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended March 31, 2024.

VIASAT, INC.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements regarding projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future economic conditions and performance; the development, customer acceptance and anticipated performance of technologies, products or services; the construction, completion, testing, launch, commencement of commercial service, expected performance and benefits of satellites (including future satellites planned or under construction) and the timing thereof; the extent and impact of anomalies on the ViaSat-3 F1 and Inmarsat-6 (I-6) F2 satellites, the anticipated functionality or performance of such satellites and any potential remedial or mitigating measures that may be undertaken or insurance proceeds that may be recoverable in connection therewith; the expected capacity, coverage, service speeds and other features of our satellites, and the cost, economics and other benefits associated therewith; anticipated subscriber growth; plans, objectives and strategies for future operations; international growth opportunities; the number of additional aircraft under existing contracts with commercial airlines anticipated to be put into service with our in-flight connectivity (IFC) systems; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ materially include: risks that the Inmarsat Acquisition (as defined below) disrupts current plans and operations or diverts management's attention from our business; the ability to realize anticipated benefits and synergies of the Inmarsat Acquisition and our other acquisitions, including the expectation of enhancements to our products and services, greater revenue or growth opportunities, and the realization of operating efficiencies and cost savings (including the timing and amount thereof); our ability to realize the anticipated benefits of any existing or future satellite; unexpected expenses related to our satellite projects; our ability to successfully implement our business plan on our anticipated timeline or at all; risks associated with the construction, launch and operation of satellites, including the effect of any anomaly, launch, operational or deployment failure or degradation in satellite performance; capacity constraints in our business in the lead-up to the launch of services on new satellites; our ability to successfully develop, introduce and sell new technologies, products and services; audits by the U.S. Government; changes in the global business environment and economic conditions; delays in approving U.S. Government budgets and cuts in government defense expenditures; our reliance on U.S. Government contracts, and on a small number of contracts which account for a significant percentage of our revenues; reduced demand for products and services as a result of continued constraints on capital spending by customers; changes in relationships with, or the financial condition of, key customers or suppliers; our reliance on a limited number of third parties to manufacture and supply our products; increased competition; introduction of new technologies and other factors affecting the communications and defense industries generally; the effect of adverse regulatory changes (including changes affecting spectrum availability or permitted uses) on our ability to sell or deploy our products and services; changes in the way others use spectrum; our inability to access additional spectrum, use spectrum for additional purposes, and/or operate satellites at additional orbital locations; competing uses of the same spectrum or orbital locations that we utilize or seek to utilize; the effect of changes to global tax laws; our level of indebtedness and ability to comply with applicable debt covenants; our involvement in litigation, including intellectual property claims and litigation to protect our proprietary technology; our dependence on a limited number of key employees; and other factors identified under the heading “Risk Factors” in Part I, Item 1A of this report, elsewhere in this report and our other filings with the Securities and Exchange Commission (the SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Company Overview

We are an innovative, global provider of communications technologies and services, focused on making connectivity accessible, available and secure for current and future customers worldwide. Our end-to-end multi-band platform of satellites, ground infrastructure and user terminals enables us to provide a wide array of cost-effective, high-quality broadband, narrowband and other connectivity solutions to aviation, maritime, enterprise, consumer, military and government users around the globe, whether on the ground, in the air or at sea. In addition, our government business includes a portfolio of communications gateways; situational awareness and command and control products and services; satellite communication products and services across various frequency bands; and cybersecurity and information assurance products and services. We believe that our diversification strategy—anchored in a broad portfolio of customer-centric products and services and supported by our fleet of broadband and narrowband satellites—our vertical integration and our ability to effectively cross-deploy technologies between government and commercial applications and segments as well as across different geographic markets, provide us with a strong foundation to sustain and enhance our leadership in advanced communications and networking technologies. We conduct our business through three segments: satellite services, commercial networks and government systems. In May 2024, certain organizational changes were made that are expected to impact our future internal reporting and reportable segments. The new segment reporting structure is expected to better reflect our strategy following the Inmarsat Acquisition, diverse global end markets, and certain organizational and leadership changes, that allow us to better assess the operational performance of and allocate resources to our multiple product lines. Commencing with the first quarter of fiscal year 2025 we will have two reportable segments: communication services and defense and advanced technologies. See Note 17 — Subsequent Event to our consolidated financial statements for additional information.

Inmarsat Acquisition

On May 30, 2023, we purchased all of the issued and outstanding shares of Connect Topco Limited, a private company limited by shares and incorporated in Guernsey (Inmarsat Holdings and, together with its subsidiaries, Inmarsat), in exchange for approximately $550.7 million in cash and 46.36 million shares of our common stock (the Inmarsat Acquisition). In connection with the closing of the Inmarsat Acquisition, we entered into a $616.7 million senior secured term loan facility (the 2023 Term Loan Facility) and a $733.4 million unsecured bridge loan facility (the Bridge Facility), which were fully drawn at closing. On September 28, 2023, we replaced the Bridge Facility with our 7.500% Senior Notes due 2031 (the 2031 Notes) in the same principal amount and at the same interest rate.

The assets and results of operations of Inmarsat's commercial business are primarily included in our satellite services segment (with an insignificant amount included in our commercial networks segment) and Inmarsat's government business included in our government systems segment for the period following the closing of the Inmarsat Acquisition on May 30, 2023.

Sale of Link-16 TDL Business

On January 3, 2023, we completed the sale of certain assets and assigned liabilities comprising our Link-16 Tactical Data Links business (the Link-16 TDL Business) to L3Harris Technologies, Inc. (L3Harris) in exchange for approximately $1.96 billion in cash, subject to certain adjustments (the Link-16 TDL Sale). Unless otherwise noted, discussion throughout this Annual Report on Form 10-K relates to continuing operations only and excludes the Link-16 TDL Business. See Note 5 — Discontinued Operations to our consolidated financial statements for additional information.

Other Acquisitions

On April 30, 2021, we completed our acquisition of the remaining 51% interest in Euro Broadband Infrastructure Sàrl (EBI), a satellite broadband internet service provider in Europe, Middle East and Africa (EMEA), from Eutelsat. We paid approximately $167.0 million in cash, net of approximately $22.0 million of purchase price consideration received during the second quarter of fiscal year 2024 and $121.7 million of EBI’s cash on hand, resulting in a cash outlay of approximately $29.0 million.

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

Segments

Satellite Services

Our satellite services segment provides a wide range of satellite-based broadband and narrowband services around the globe using our multi-band fleet of satellites in service as well as leased capacity on third party satellites. Our complementary fleet of 20 in service or operational satellites spans the Ka-, L- and S- bands, with ten high-bandwidth Ka-band satellites, eight high-availability L-band satellites (three of which are contingency L-band satellites that are operational but not currently in service), an S-band satellite that supports the European Aviation Network (EAN) to provide IFC services to commercial airlines in Europe, and an I-6 class hybrid Ka-/L-band satellite (the I-6 F1 satellite). In addition the ViaSat-3 F1 satellite has nearly completed in-orbit testing (IOT) and is expected to be integrated into our existing satellite fleet initially covering the Americas. Furthermore, we have ten additional geostationary (GEO) and highly-elliptical earth orbit (HEO) satellites under development: two additional high-capacity Ka-band GEO satellites (ViaSat-3 F2 and ViaSat-3 F3), three additional adaptive Ka-band GEO satellites (Inmarsat GX 7, GX 8 and GX 9), two Ka-band HEO satellite payloads intended to provide polar coverage (Inmarsat GX 10a and GX 10b) and three Inmarsat-8 L-band GEO safety service satellites. Our deep satellite fleet enables us to provide a wide array of high-quality broadband and narrowband services with near global coverage (including strong oceanic coverage) with greater redundancy and resiliency.

The primary services offered by our satellite services segment include:

•
Aviation Services, including industry-leading IFC and wireless in-flight entertainment (W-IFE) services for commercial aircraft and private jets and narrowband safety services, as well as complementary aviation software services (such as cockpit, data safety and surveillance). The data capacity of our IFC systems enables all passengers and crew to receive in-flight internet service in the air similar to the internet service available on the ground, supporting applications such as high-speed web browsing, streaming and social media applications. The high quality of our IFC services is demonstrated by the numerous awards and accolades they have received, including 2023 and 2022 APEX Passenger Choice awards for best Wi-Fi. Our W-IFE service is a cloud-based platform providing passengers with access to a wide range of premium entertainment, video and information services maintained on an onboard server and wirelessly delivered direct to passengers’ own devices. As of March 31, 2024, our IFC systems were installed and in service on approximately 3,720 commercial aircraft, of which approximately 70 were inactive at fiscal year end (mostly due to standard aircraft maintenance). We anticipate that approximately 1,360 additional commercial aircraft will be put into service with our IFC systems under existing customer agreements with commercial airlines. However, due to the nature of commercial airline contracts, there can be no assurance that anticipated IFC services will be activated on all such additional commercial aircraft.
•
Maritime Services (primarily derived from the Inmarsat Acquisition), which offer high-quality, resilient satellite-based broadband and narrowband communications services around the globe to commercial shipping fleets, offshore service vessel operators and commercial fishing companies. Our maritime service offerings are complemented by a suite of safety communications capabilities, security, Internet-of-Things (IoT) integration and crew welfare solutions.
•
Fixed Broadband Services, which offer high-speed, high-quality, reliable broadband internet services to businesses and residential users (primarily in the United States as well as in various countries in Europe and Latin America), as well as enterprise connectivity solutions. Our service offerings include premium data plans with download speeds of up to 150 Mbps in select areas in the United States. We also offer wholesale and retail fixed broadband services to our distribution partners.
•
Energy Services (primarily derived from our acquisition of RigNet in April 2021), which include secure, reliable networking and connectivity solutions for remote sites and operations, and industry-leading machine learning analytics.
•
IoT and Other Narrowband Services, such as L-band managed services that enable real-time machine-to-machine (M2M) position tracking, direct-to-device services, high-value asset tracking, industrial IoT and analytics.

•
Community Internet Services, which offer innovative, affordable internet services through satellite-based community hotspots in areas with little or no access to the internet. These services help foster digital inclusion by providing the opportunity for millions of people to connect to affordable, high-quality internet services via a centralized terminal connected to the internet via satellite, that is then used to provide community hotspots, home broadband and mobile broadband. We provide community internet services in Mexico and Brazil.

We believe that growth in our satellite services business will be driven in the coming years by the continued surging of demand for global mobility services (such as our aviation and maritime services), reflecting the continuing increases in the number of aircraft and maritime vessels in service, passenger volumes, internet users, applications and connected devices and platforms worldwide. Commercial global mobility services represent a very large and fast-growing addressable market, and are at the core of our growth strategy in our satellite services business. We expect that, as the number of aircraft, maritime vessels and passengers around the globe continue to grow, global mobility bandwidth demands will be effectively and reliably met by our fleet of organic and partner satellites.

Commercial Networks

We are a leading end-to-end network technology and equipment innovator and supplier in broadband satellite markets. In addition to developing our own proprietary satellite systems (such as our proprietary ViaSat-3 satellite design), our commercial networks segment develops and sells a wide array of advanced satellite and wireless products, antenna systems and network and terminal solutions that support or enable the provision of fixed and mobile broadband and narrowband services. We design, develop and produce space system solutions for multiple orbital regimes, including GEO, HEO, medium earth orbit (MEO) and low earth orbit (LEO).

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

The primary products, systems, solutions and services offered by our commercial networks segment are comprised of:

•
Mobile Satellite Communication Systems, which include satellite-based broadband and narrowband systems and products designed for use in aircraft, land-mobile and seagoing vessels, such as the IFC systems we install on commercial aircraft and private jets. These systems and products are designed to provide high-speed, cost-efficient broadband access to customers while on the move, and also utilize fixed broadband satellite infrastructure.
•
Fixed Satellite Communication Systems, which include next-generation satellite network infrastructure and ground terminals designed to enable access to a wide variety of broadband and narrowband satellite-based services. Products and solutions in this category include space-to-earth connectivity systems, ground network infrastructure, user terminals and design and implementation for customer telecommunication systems. We also offer related products and services to enterprise customers to address bandwidth constraints and other issues. In addition to commercial sales of these products and solutions, our fixed broadband satellite communication systems also support our own fleet of proprietary Ka-band satellites.

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

We believe growth in our commercial networks business will be driven in the coming years by the continued surging growth in worldwide demand for mobile and fixed broadband connectivity. As the cost-effectiveness of satellite technologies to rapidly deploy broadband services across wide geographic areas and to large numbers of people continues to increase, we believe demand for the terminals, antenna systems, ground networking equipment and products that enable or support access to satellite-based services will continue to grow.

Government Systems

We are a leading provider of innovative communications and cybersecurity products and solutions to the U.S. Government and other military and government users around the world. Our government systems segment offers a broad array of complementary products and services designed to enable the collection and transmission of secure real-time digital information and communications between fixed and mobile command centers, intelligence, defense and homeland security platforms and individuals in a dispersed environment. Customers of our government systems segment include the U.S. Department of Defense (DoD), U.S. Department of Homeland Security (DHS), other elements of the U.S. federal government, state governments, foreign governments, allied armed forces, public safety first-responders and remote government employees.

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
•
Government Narrowband Products and Services (primarily provided by Inmarsat prior to the Inmarsat Acquisition), which provide military and government users with L-band products and services such as Tactical Beyond Line of Sight (L-TAC) communications, L-band airborne ISR services and L-band Advanced Communications Element (LACE) terminals.

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
•
Secure Networking, Cybersecurity and Information Assurance Products and Services, which provide advanced, high-speed IP-based “Type 1” and High Assurance Internet Protocol Encryption (HAIPE®)-compliant encryption solutions that enable military and government users to communicate information securely, and that protect the integrity of data stored on computers and storage devices. Our encryption products and modules use a programmable, high-assurance architecture that can be easily upgraded in the field or integrated into existing communication networks, and are available both on a stand-alone basis and as embedded modules within our tactical radio, information distribution and other SATCOM systems and products. Our Move Out/Jump Off (MOJO) expeditionary tactical gateway family of products provides a complete LOS and BLOS communications system for on-the-move and at-the-pause air, land, and sea applications.

We believe that growth in our government systems business will be driven in the coming years by continued growth in demand for high-speed, high-quality, secure, resilient and reliable connectivity services (and the associated user terminals, ground infrastructure and encryption systems) to support government and military operations around the globe, with governments increasingly utilizing space-based resources to support their national security needs.

Our Strengths

We believe the following strengths position our business to capitalize on attractive growth opportunities in our business:

•
Deep Satellite Fleet Spanning Multiple Frequency Bands. Our multi-band satellite platform with 20 satellites in space enables us to provide customers with the services they need to cost-efficiently and reliably meet their connectivity needs, including at peak times in the most congested areas. Customers in our target markets demand high-quality, reliable connectivity services that can meet mission-critical needs at the busiest places and times, backed by robust and measurable service level agreements. Our deep and capital-efficient satellite fleet, with multiple GEO satellites providing near-global broadband and narrowband coverage (including strong oceanic coverage and, once the two GX 10 satellite payloads under development are brought into service, polar reach), is ideally suited to meet these customer needs – and will be further enhanced by our ten additional GEO and HEO satellites under development. Demand for bandwidth is highly geographically concentrated, with 90% of total bandwidth demand estimated to be concentrated in just 15% of the Earth’s surface. Our GEO satellites, with their wide “field of view” and ability to flexibly and dynamically allocate capacity to meet constantly fluctuating bandwidth demands within each satellite’s footprint, enable our satellite platform to reliably and efficiently meet the peak capacity needs of our customers at the busiest times in areas of high congestion, such as airports, ports, major population centers and key transit routes. In addition, the high capacity of our satellites enables us to provide Terabits of capacity at attractive prices. In contrast, a satellite fleet comprised exclusively of LEO satellites typically suffers from a surplus of capacity in low-demand areas, and unreliable or insufficient capacity at times and places of high demand, given each satellite’s very narrow field of view. We are focused on delivering industry-leading fleet utilization and productivity to further drive down bandwidth fulfillment costs while also improving service quality.

•
Broad Array of Complex, Complementary Service Offerings, Tailored to Customer Needs. We offer a broad array of high-quality satellite-based broadband and narrowband services, combined with complementary software and encryption services with multiple applications. For example, in addition to IFC terminals and our award-winning IFC services, we offer aviation customers complementary service offerings such as W-IFE, encryption solutions and integrated cockpit and safety software services. Similarly, in addition to high-quality broadband connectivity services and terminals, we offer our maritime customers comprehensive software-defined managed services (such as critical safety communications capabilities, security, IoT integration and crew welfare solutions). Our ability to offer bundled complex and complementary services, products and solutions to our customers, tailored to individual customer needs and market opportunities, helps us to differentiate our offerings from our competitors and drive deeper customer engagement and “stickiness.”
•
Innovation of Next-Generation Satellite and Space Technologies. We have a long history of innovation in next-generation satellite and space technologies. Our first-generation, high-capacity Ka-band satellite, ViaSat-1, earned a Guinness World Records® title in 2013 as the highest-capacity communications satellite in the world at that time. Our second-generation ViaSat-2 satellite almost doubled the bandwidth capacity of ViaSat-1 and added expanded geographic reach, and in 2018 was selected as a winner in the ‘Space, Platforms’ category of Aviation Week’s 61st Annual Laureate Awards, honoring extraordinary achievements in the global aerospace arena. Our third-generation ViaSat-3 class satellites utilize a new satellite architecture with miniaturized electronics and more productive and efficient antenna designs. This new satellite design is expected to significantly expand the geographic coverage area and data capacity of each satellite and to further enhance our ability to flexibly and dynamically allocate capacity to match demand, resulting in greater speed, availability and cost-efficiency. We believe our history since inception of developing proprietary and innovative satellite technologies spanning spacecraft, ground infrastructure, user terminals and network design demonstrates that we possess the expertise and credibility required to serve the evolving technology needs of our customers whether on the ground, in the air or at sea.
•
Vertically Integrated End-to-End Platform of Leading Technologies. We believe our innovative ecosystem of satellites, ground infrastructure and user terminals creates significant synergies in our business and positions us to drive operational efficiencies and cost-effectively deliver a diverse portfolio of high-quality broadband and narrowband solutions and applications to enterprise, consumer, military and government users. Our product, system and service offerings are often linked through common underlying technologies, customer applications and market relationships. We believe that our comprehensive and predominately vertically integrated portfolio of satellites, products and services, combined with our ability to effectively cross-deploy technologies between government and commercial segments and across different geographic markets, provides us with a strong foundation to sustain and enhance our leadership in broadband technologies and services.
•
Diversification of Business Model. Our business is highly diversified across many different verticals. Our core business includes IFC systems and services for commercial, private and military aircraft around the globe, high-quality broadband and narrowband systems and services for maritime vessels and land mobile users, fixed broadband user terminals and services to consumers and enterprises, and a wide portfolio of broadband, narrowband and cybersecurity information assurance products and services for government and military users. This diversification in product and service offerings, customer base, geography and market segment helps to reduce our exposure to fluctuations in any of the individual markets we serve and to provide resilience in our business performance in times of economic or political disruption. For example, during fiscal year 2021, revenue impacts to our commercial aviation business in our satellite services and commercial networks segments resulting from the global disruption in the airline industry caused by the COVID-19 pandemic were offset by strong demand in our fixed broadband services business and other parts of our business.

•
Diverse Portfolio of Market-Leading Military and Government Offerings. We are a leading provider of innovative communications, cybersecurity and information assurance products and solutions to the U.S. Government and other military and government users around the world. These products and services enable the transmission of secure real-time digital information and communications between fixed and mobile command centers, intelligence, defense and homeland security platforms and individuals. Our portfolio of government and military offerings leverages our technological investments in our commercial business, and includes expeditionary tactical gateways, small satellite development, fixed and mobile satellite broadband systems and services, cybersecurity and information assurance products and services. Total new awards in our government systems segment (excluding awards relating to our Link-16 TDL Business sold to L3Harris in January 2023) grew from approximately $0.6 billion in fiscal year 2018 to $1.7 billion in fiscal year 2024 (including approximately $0.7 billion in awards related to our Inmarsat Acquisition which closed during first quarter of fiscal year 2024), despite an uneven defense spending environment, reflecting the high demand for our diverse portfolio of products and services for military and government users. Our expeditionary tactical gateways bridge the gap between air and ground forces by providing secure, reliable access to air and ground data transmitted over disparate networks for improved situational awareness capabilities and support communications. Our small satellite development work is market leading and is designed to enable a new tactical space layer for our government customers, enabling increasingly advanced precision operations and maneuvering. Our mobile satellite broadband offerings leverage our innovative satellite technologies and proprietary Ka-band satellite platforms, allowing us to provide high-speed, high-quality internet services to government and military personnel, aircraft, ships and land vehicles. Our secure networking products and services include a broad portfolio of advanced, high-speed Type 1 encryption solutions that are capable of operating at speeds of up to 200 Gbps, as well as advanced cybersecurity products to detect and mitigate malicious network effects. In February 2021, we received enhanced cybersecurity accreditation from the DHS through their Enhanced Cybersecurity Services (ECS) program. As an accredited ECS provider, we receive DHS-provided sensitive and classified cybersecurity threat indicators and information to defend U.S.-based public and private computer networks, including state and local governments, against unauthorized access, denial, degradation, exploitation and data exfiltration.
•
Blue-Chip Customer Base. Our blue-chip customer base includes customers such as the U.S. Government, leading aerospace and defense prime contractors, foreign governments, commercial airlines, civil agencies, satellite network integrators, large communications service providers and enterprises requiring complex communications and networking solutions and services. We believe that the credit strength of these key customers helps support more consistent financial performance. Moreover, our direct relationships with key customers such as commercial airlines and the DoD allow us to adapt our satellite designs and product and service offerings to better meet their desired outcomes.
•
Experienced Management Team and Diversified Board of Directors. Our core management team is comprised of seasoned executives with significant leadership experience in satellite communications, defense, aerospace, global mobility and integration. For example, our Chairman of the Board and Chief Executive Officer, Mark Dankberg, has been with Viasat since its inception in 1986. Mr. Dankberg is considered to be a leading expert in the field of satellite, wireless and defense communications. K. Guru Gowrappan, who joined Viasat in April 2023 as our President, brings extensive leadership experience building products globally and operationalizing and scaling businesses across ecosystems. In addition, in recent years we undertook a conscious effort to diversify our Board of Directors, bringing in a wide variety of skills and experience aligned with our long-term goals. Our Board of Directors is comprised of a diverse range of high-profile corporate leaders with extensive experience in globalization, communications, space operations, and technology and business integration.

Our Strategy

Our business strategy is to maintain our leadership position in utilization and yield with cost-efficient, high-quality satellite-based communications products and services, focused on making connectivity accessible, available and secure for current and future customers worldwide in attractive growth markets. Our strategic purpose is to responsibly and efficiently serve our customers by matching their increasing demand for bandwidth in the right place, at the right time – even in the highest demand locations – with our high capacity dynamic global satellite networks alongside hybrid multi-orbit, multi-band network service capabilities. By taking advantage of our fleet of organic and partner satellites, and the dynamic beam-forming of our newest ones, we can derive and deliver substantially more value from already on-orbit resources. The principal elements of our strategy include:

•
Drive Capital Efficiencies
o
Deliver the Most Productive Satellite Systems: We are hyper-focused on maximizing the useful bandwidth per total lifetime capital cost of each satellite. We refer to this as “bandwidth productivity” and see this metric as a key factor in determining our return on satellite investment for each satellite we design, develop and build. However, it is our focus to drive productivity and returns at the fleet level that we believe will give us the greatest competitive advantage in serving our customers globally across a diversity of attractive markets.
o
Drive Efficiencies of Scale and Operations: We intend to continue to drive efficiencies in our businesses through our vertical integration and other strategies and increasing scale as we move into new and adjacent geographic, product and service markets. We optimize our satellite systems through our development of an end-to-end platform of next-generation satellites, ground networking equipment and user terminals that enable the provision of a broad array of high-quality broadband and narrowband services. Our deep fleet of GEO satellites provide scale and operational efficiencies through their enhanced ability to efficiently and dynamically match supply and demand through the flexible allocation of capacity by service, time and geography within the satellite footprint, as well as through their near global geographic reach.
•
Focus on Relentless Execution
o
Maintain Focus on Technology Leadership: We continue to focus on strategic R&D to bring more efficient, effective and customer-centric high-quality broadband and narrowband communications to the global market. Our continued innovation in satellite system product development has been one of our hallmarks. We intend to maintain our leadership position in satellite systems, technologies and services, while continuing to expand our efforts in wireless communications, cloud networking and security, as well as new and emerging technologies such as direct-to-device and space-to-space communications. Our R&D efforts are supported by a global employee base that includes approximately 3,600 engineers and a culture that deeply values and supports innovation.
o
Follow Our Path of Proven Performance: We have an enviable track record for identifying and bringing to market impactful communications technologies in space systems. For example, ViaSat-1 was the highest capacity communications satellite at the time of its launch; ViaSat-2 almost doubled the capacity of ViaSat-1; and the ViaSat-3 F2 and ViaSat-3 F3 satellites are individually anticipated to have significantly greater data capacity and geographic coverage than our ViaSat-2 satellite and to enable us to deliver affordable connectivity across a large geographic footprint spanning nearly one-third of the globe with a design that has an enhanced ability to flexibly and dynamically allocate capacity to markets where bandwidth usage demands and returns are highest.
o
Customer-Centricity Evolution: We are focused on continuing to increase our customer interactions and have incorporated new technologies, tools and learnings from artificial intelligence and machine learning to enhanced customer intimacy techniques and customer advisory councils. Our satellite systems have been designed to serve the specific requirements of our customers in the mobility and government sectors. We strive to continue to improve our ongoing customer engagements through proactive response, deeper customer insights and enhanced customer exchanges. This is an ongoing effort that will continue to be an investment and nurture opportunity for us.
•
Continue to Expand into New Markets and Geographies
o
Enter and Disrupt New and Adjacent Markets through Technology Innovation: We continue to create or address new and adjacent markets using our technological advancements to disrupt existing business models and drive shifts in target markets and user demand. For example, the technological innovations and power of our proprietary Ka-band satellite network enabled us to disrupt the IFC business model and successfully expand our broadband service offerings into the commercial air market. As the capacity of our satellite systems continues to increase as we bring new ViaSat-3 and Inmarsat GX satellites currently under development into commercial service, we expect the addressable markets for our technologies, products and services to continue to expand. Higher capacity, more flexible satellites, and layers of GEO/HEO satellites covering each region, will allow us to offer a broader array of cost-effective, reliable, high-quality broadband services that can be tailored to different geographic regions and bandwidth usage demands.
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
o
Target International Expansion. We have placed tremendous effort in recent years on growing our operations, sales/distribution, customer/partner base and regulatory framework globally, including through the Inmarsat Acquisition, with the addition of Inmarsat's satellite fleet enabling us to provide high-quality broadband and narrowband services with near global coverage (including strong oceanic coverage and, once the two GX 10 satellite payloads under development are brought into service, polar reach). We continue to believe that international markets provide attractive opportunities for the long-term growth of our business. As worldwide demand for broadband connectivity continues to grow, we expect that our comprehensive offering of next-generation broadband and narrowband satellites, advanced end-to-end communication systems and ground networking equipment and products, and their ability to enable a wide range of cost-effective, high-quality broadband and narrowband services, will be increasingly attractive internationally. Demand profile differs by geographic market, reflecting geographic, economic, political, regulatory and other factors. However, the flexibility, high bandwidth capacity and broad geographic coverage area of our multi-band satellite fleet allow us to tailor our service offerings for the opportunities and needs of different geographic markets.
•
Prioritize the End-User
o
Recognize Connectivity is a Means to an End, not an End in Itself. The value of a network is in the applications it enables. With this understanding, we have worked closely with leading edge and content providers (including companies such as Apple, Facebook, and DirecTV, among others) to enhance end-users’ experiences with their online and streaming media services over our network, helping them leverage the potential of making affordable broadband available in places where it has never been. We also work with U.S. Government agencies, major airlines and others on multiple continents to help ensure end-users have satisfying — and affordable — experiences on our network. Our expanded multi-band satellite fleet enables us to provide services with near global coverage (including strong oceanic coverage and, once the two GX 10 satellite payloads under development are brought into service, polar reach) with greater redundancy and resiliency. In addition, we work with various international governments to help bring digital and social inclusion to their constituents through efficient satellite-enabled services such as our community internet services, which offer community hotspots, home broadband and mobile broadband in unserved and underserved areas using satellite-powered centralized terminals. By making broadband connectivity accessible to millions of people living in regions where traditional terrestrial and wireless internet services were either non-existent or cost prohibitive, we have been able to help generate positive socio-economic impacts — in education, e-commerce, finance, healthcare and more — at lower bandwidth costs.
•
Manage for the Long Term
o
Pursue Growth Through Strategic Alliances, Partnering Arrangements and Relationships. We actively seek strategic relationships and joint ventures with companies whose financial, marketing, operational or technological resources may accelerate the introduction of new technologies, service offerings and/or the penetration of new markets. For example, we have entered into strategic agreements with local partners in Brazil and Mexico to bring high-speed, affordable internet to unserved and underserved communities, which allows us to gain market insights and build brand awareness in those countries. In our government systems segment, we also regularly enter into teaming arrangements with other government contractors to more effectively capture complex government programs. We may continue to evaluate acquisitions of, or investments in, complementary companies, businesses, products or technologies to supplement our internal growth.

o
Encourage Safe Sustainable Access to Space. We strive to be a leader in bringing benefits of space technology to the world in a sustainable, responsible and inclusive way. We are focused on cooperating with a broad range of responsible nations and global partners to ensure safe, responsible and equitable access to space for all.

Our Customers

Our customer base is highly diversified. Customers of our satellite services segment reflect the diversity in our service offerings and include commercial airlines, maritime commercial shipping fleets, offshore service vessel operators, commercial fishing companies, residential customers, small and medium-sized businesses and enterprises. The customers of our government systems and commercial networks segments include the DoD, the DHS, select other U.S. federal, state and local government agencies, foreign governments, allied armed forces, public safety first-responders, remote government employees, commercial and defense contractors, satellite network integrators, large communications service providers and enterprises requiring complex communications and networking solutions. Customers of our government systems segment also include various defense contractors, North Atlantic Treaty Organization (NATO), the European Space Agency, as well as privately held companies, international organizations and non-government entities that support government businesses worldwide. We enter into government contracts either directly with U.S. or foreign governments, or indirectly through domestic or international partners or resellers. In our commercial networks segment, we also act as both a prime contractor and subcontractor for the sale of equipment and services.

Revenues from the U.S. Government as an individual customer comprised approximately 17%, 17% and 18% of total revenues for fiscal years 2024, 2023 and 2022, respectively. None of our other customers comprised 10% or more of total revenues in fiscal years 2024, 2023 or 2022.

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

Our federal government contracts are performed under cost-reimbursement contracts, time-and-materials contracts and fixed-price contracts. Cost-reimbursement contracts provide for reimbursement of costs and payment of a fee. The fee may be either fixed by the contract or variable, based upon cost control, quality, delivery and the customer’s subjective evaluation of the work. Under time-and-materials contracts, we receive a fixed amount by labor category for services performed and are reimbursed for the cost of materials purchased to perform the contract. Under a fixed-price contract, we agree to perform specific work, which may include product R&D, for a fixed price and, accordingly, realize the benefit or detriment to the extent that the actual cost of performing the work differs from the contract price. In fiscal year 2024, approximately 6% of our total government revenues were generated from cost-reimbursement contracts with the federal government or our prime contractors, less than 1% from time-and-materials contracts and approximately 94% from fixed-price contracts.

Our allowable federal government contract costs and fees are subject to audit and review by the Defense Contract Management Agency (DCMA) and the Defense Contract Audit Agency (DCAA), as discussed below under “Regulatory Environment — Other Regulations.”

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

We conduct the majority of our R&D activities in-house and have R&D and engineering staff, which includes approximately 3,600 engineers worldwide. Our product development activities focus on products that we consider viable revenue opportunities to support all of our segments. We incurred $150.7 million, $128.9 million and $149.5 million during fiscal years 2024, 2023 and 2022, respectively, on independent research and development (IR&D) expenses, which comprise R&D not directly funded by a third party. Funded R&D contains a profit component and is therefore not directly comparable to IR&D. As a U.S. Government contractor, we may also recover a portion of our IR&D expenses, consisting primarily of salaries and other personnel-related expenses, supplies and prototype materials related to R&D programs.

Intellectual Property

We seek to establish and maintain our proprietary rights in our technology and products through a combination of patents, copyrights, trademarks, trade secrets and contractual rights. We also seek to maintain our trade secrets and confidential information through nondisclosure policies, the use of appropriate confidentiality agreements and other security measures. We have registered a number of patents and trademarks in the United States and in other countries and have a substantial number of patent filings pending determination. There can be no assurance, however, that these rights can be successfully enforced in any particular jurisdiction. Although we believe the protection afforded by our patents, copyrights, trademarks, trade secrets and contractual provisions has value, the rapidly changing technology environment in the industries we work in (including the internet, networking, satellite and wireless communications industries) and uncertainties in the legal process make our future success dependent primarily on the innovative skills, technological expertise and management abilities of our employees rather than on the protections afforded by patent, copyright, trademark and trade secret laws and contractual rights. Accordingly, while these legal protections are important, they must be supported by other factors such as the expanding knowledge, ability and experience of our personnel, and the continued development of new products and product enhancements.

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

Sales and Marketing

We have a sales presence in various domestic and international locations, and we sell our products and services both directly and indirectly through partners, as described below:

•
Satellite Services Sales Organization. Our satellite services sales organization involves both direct and indirect channels and varies based on subscriber and service type. Our commercial aviation offerings are sold direct to airlines, and our business aviation offerings are sold through direct sales and business development personnel as well as through aviation-focused value-added resellers. Our maritime service offerings are sold through direct and indirect value-added reseller partners targeting a variety of maritime commercial prospects. In each case, our focus is to identify business opportunities and develop solutions for the unique needs of each customer segment. Our residential fixed broadband services are primarily sold directly to customers through our Viasat Internet website, sales call centers and active retail dealers, and we utilize extensive dealer networks across the United States, as well as in each country where residential fixed broadband services are offered, to sell such services. Our business internet offerings are sold through a mix of direct sales personnel who work with enterprises and a network of enterprise-focused master agents and wholesale distribution partners. Finally, our community internet services are sold through local distribution partnerships.
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

To compete, we emphasize:

•
the high-quality, resilience, reliability, security and broad geographic availability of our service offerings;
•
our deep understanding of our customers’ unique expectations and requirements;
•
our proven designs and network integration services for complex, customized network needs;
•
our demonstrated performance in uniquely challenging environments;
•
the increased bandwidth efficiency offered by our networks, products and services;
•
our safety certified L-band network enabling robust safety services for aviation, government and maritime customers;
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

In our satellite services segment, our aviation service offerings compete against air-to-ground mobile services and other satellite-based services, such as the services offered by Anuvu (formerly Global Eagle), Gogo, Intelsat, SES, SpaceX, Thales Group, SmartSky, Iridium and Panasonic Avionics Corporation, among others. Our maritime service offerings compete against Marlink, Navarino, KVH, SES, SpaceX and Speedcast, among others. In our fixed broadband business, we compete with broadband service offerings from wireline and wireless telecommunications companies, including cable companies, fiber and DSL companies, satellite companies and fixed wireless companies. New entrants, some with significant financial resources and new emerging offerings (including terrestrial and space-based networks, such as LEO and MEO constellations) also compete with our satellite service offerings.

In our commercial networks segment, we compete with numerous other providers of satellite and terrestrial communications systems, products and equipment, including: CPI Antenna Systems Division, Comtech, EchoStar (Hughes Network Systems), General Dynamics, Gilat, iDirect Technologies, Newtec, L3Harris, Panasonic Avionics Corporation, Safran Aerosystems, Maxar, SpaceX and Thales Group. In addition, some of our customers continuously evaluate whether to develop and manufacture their own products and could elect to compete with us at any time.

Within our government systems segment, we generally compete with government communications service providers and manufacturers of defense electronics products, systems or subsystems, such as BAE Systems, Collins Aerospace, General Dynamics, Intelsat, Iridium, Eutelsat, OneWeb, SES, SpaceX, Telesat, L3Harris, EchoStar (Hughes Network Systems) and similar companies. We may also compete directly with the largest defense prime contractors, including Boeing, Lockheed Martin, Northrop Grumman and Raytheon Technologies Corporation. In many cases we partner with our competitors, and therefore maintaining an open and cooperative relationship is important.

Many of our competitors have significant competitive advantages, including strong customer relationships, more experience with regulatory compliance, greater financial and management resources and access to technologies not available to us. Many of our competitors are also substantially larger than we are, may have greater brand recognition, substantial capital resources or more extensive engineering, manufacturing and marketing capabilities than we do, may have access to spectrum or technologies not available to us, or may be able to offer bundled service offerings that we are not able to replicate. As a result, these competitors may be able to adapt more quickly to changing technology or market conditions or may be able to devote greater resources to the development, promotion and sale of their products.

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

Regulatory Environment

We are required to comply with the laws and regulations of, and often obtain approvals from, national and local authorities in connection with the services that we provide. In particular, we provide a number of services that rely on the use of radio-frequency (RF) spectrum, and the provision of such services is highly regulated. National authorities generally require that the satellites they authorize be operated in a manner consistent with the regulations and procedures of the International Telecommunication Union (ITU), a specialized agency of the United Nations, which require the coordination of the operation of satellite networks and systems in certain circumstances, and more generally are intended to avoid the occurrence of harmful interference among different users of RF spectrum.

We also produce a variety of communications systems and networking equipment, the design, manufacture, and marketing of which are subject to the laws and regulations of the jurisdictions in which we sell such equipment. We are subject to export control laws and regulations, and trade and economic sanctions laws and regulations, with respect to the export of such systems and equipment. As a government contractor, we are subject to procurement laws and regulations.

Radio-frequency and Communications Regulation

International Telecommunication Union

The orbital location and frequencies for our satellites are subject to the ITU’s regulations, including its frequency registration and coordination procedures, and its various provisions on spectrum usage. Those procedures are specified in the ITU Radio Regulations and seek to facilitate shared international use of limited spectrum and orbital resources in a manner that avoids harmful interference. Among other things, the ITU Radio Regulations set forth procedures for establishing international priority with respect to the use of such resources, deadlines for bringing satellite networks into use in order to maintain such priority, and coordination rights and obligations with respect to other networks, which vary depending on whether such networks have higher or lower ITU priority.

The ITU Radio Regulations provide allocations or designations for how spectrum can be used for various purposes, and whether such uses operate on a primary or secondary basis with respect to one another. Secondary uses may not cause harmful interference to primary uses and may not claim interference protection from primary uses.

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

In addition, the ITU Radio Regulations are subject to change at periodic ITU World Radiocommunication Conferences (WRCs), and their application is determined by various governing bodies within the ITU. WRCs typically are convened approximately every four years, with the next one scheduled to occur at the end of calendar year 2027. The next WRC is expected to consider various changes to the ITU Radio Regulations that address the terms and conditions under which spectrum is used for satellite and terrestrial purposes, and future WRCs are likely to do the same.

Spectrum

The space stations and ground networks we use to provide our broadband, VoIP, and other services rely on access to spectrum within each country in which we do business. Use of such spectrum is authorized by regulatory authorities within each country (or a regional authority whose jurisdiction over spectrum rights encompasses that country), which determine the terms and conditions for access to and use of that spectrum in that particular country. The terms and conditions for access can and do vary by country, may differ from the ITU Radio Regulations, and may change over time. In particular, the growing demand for both satellite and terrestrial communications services is causing many countries to evaluate how spectrum is used within their borders, and to consider changes in the local terms and conditions for access to and use of spectrum. Those terms and conditions affect, among other things, the extent to which, and how, we must share spectrum with other spectrum users, including terrestrial and satellite uses, and whether we must operate on a secondary basis in some cases. Most of the spectrum on which we rely is shared with other satellite networks, including those operating in different orbits that could cross our orbital location and result in interference conditions. In many countries, portions of the spectrum on which we rely also are shared with terrestrial wireless services.

If the deployment of new terrestrial or satellite networks results in harmful interference into our satellite operations, or if the implementation of those networks under newly adopted terms and conditions constrains or prohibits the types of spectrum uses for which we have planned in a manner that we do not anticipate, such developments could have a material adverse effect on our business, financial condition, and results of operations.

Broadband Services

We provide high-speed broadband internet access, VoIP, and other services to customers in the United States, as well as in Europe and Latin America, and on aircraft and seagoing vessels travelling around the world. Our provision of these services is subject to a number of legal obligations, including requirements to obtain licenses, authorizations, and/or registrations to provide service in or to a given jurisdiction, implementation of certain network capabilities to assist law enforcement, and open internet requirements. Legislators and regulators often consider changes to existing statutes, rules, and requirements, or prescribe new ones, which could significantly impact the ability to comply, or the costs of complying with, these types of obligations, or that otherwise could materially and adversely affect our ability to provide service in a given jurisdiction.

US Regulation

The commercial use of RF spectrum in the United States is subject to the jurisdiction of the Federal Communications Commission (FCC) under the Communications Act of 1934, as amended (Communications Act). The FCC is responsible for licensing the operation of satellite earth stations and spacecraft, regulating the technical and other aspects of the operation of these facilities, and regulating certain aspects of the provision of services to customers.

Earth Stations. The Communications Act requires a license for the operation of transmitting satellite earth station facilities and certain receiving satellite earth station facilities in the United States. We currently hold licenses authorizing us to operate various earth stations within the United States, including, but not limited to, user terminals and facilities that aggregate traffic and interconnect with the internet backbone and network hubs. These licenses typically are granted for

15-year terms, and typically are renewed in the ordinary course. Material changes in earth station operations would require prior approval by the FCC. The operation of our earth stations is subject to various license conditions, as well as the technical and operational requirements of the FCC’s rules and regulations.

Space Stations. In the United States, the FCC authorizes the launch and operation of commercial spacecraft, and also authorizes non-U.S.-licensed spacecraft to be used to serve the United States. The FCC has authorized the use of the ViaSat-1, ViaSat-2, WildBlue-1, and Anik F2 spacecrafts and one ViaSat-3 class spacecraft (ViaSat-3 F1) to serve the United States. The use of these spacecraft in our business is subject to various conditions in the underlying authorizations, as well as the technical and operational requirements of the FCC’s rules and regulations.

Universal Service and Other Broadband Subsidies. Certain of our services may constitute the provision of telecommunications to, from, or within the United States, and we are required to contribute a percentage of our revenues from such services to universal service support mechanisms that subsidize the provision of services to low-income consumers, high-cost areas, schools, libraries, and rural health care providers. This percentage is set each calendar quarter by the FCC, and currently is 32.8%. Current FCC rules permit us to pass this universal service contribution through to our customers. The FCC has established universal service funding mechanisms to support the provision of voice and broadband services in certain high-cost areas of the United States. These supporting mechanisms are known as the Connect America Fund (CAF) and the Rural Digital Opportunity Fund (RDOF). In addition, under the new Broadband Equity, Access, and Deployment (BEAD) program, funding for broadband service is expected to be distributed by U.S. states and territories under the oversight and administration of the National Telecommunications and Information Administration (NTIA). Among other things, the CAF, RDOF, and BEAD mechanisms provide, or will likely provide, support to terrestrial service providers under terms and conditions that are not available to satellite-based service providers. The CAF and RDOF mechanisms could provide other service providers a competitive advantage in providing broadband services in supported areas, which could have a material adverse effect on our business, financial condition, and results of operations. Additionally, Viasat has been awarded $122.5 million in support under the CAF program to serve certain portions of the country, and must comply with federal and state obligations imposed in connection with such support.

CALEA. We are obligated to comply with the requirements of the Communications Assistance for Law Enforcement Act (CALEA), which requires telecommunications providers and broadband internet access providers to ensure that law enforcement agencies are able to conduct lawfully authorized surveillance of users of their services.

Net Neutrality. In February 2015, the FCC adopted new rules intended to preserve the openness of the internet, a concept generally referred to as “net neutrality” or “open internet.” The FCC’s net neutrality rules, among other things, prohibited all ISPs from: (i) blocking access to legal content, applications, services, or non-harmful devices (subject to an exception for “reasonable network management”); (ii) impairing or degrading lawful internet traffic on the basis of content, applications, services, or non-harmful devices (subject to the same exception); (iii) favoring some lawful internet traffic over other lawful traffic in exchange for consideration of any kind whatsoever; and (iv) unreasonably interfering with or unreasonably disadvantaging the ability of end users to access content or the ability of content providers to access end users (again subject to the exception for reasonable network management). ISPs also were obligated to make certain disclosures to consumers with respect to their network management policies.

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

In April 2024, the FCC adopted an order largely reverting to the 2015 approach by reclassifying mass-market broadband internet access service as a telecommunications service under Title II of the Communications Act and re-establishing the prior net neutrality rules. The order also adopted certain additional requirements that were not part of the 2015 framework, such as entry regulation under Title II. In addition, legislative proposals that would impose net neutrality requirements have been considered in Congress, and some states have adopted versions of the net neutrality requirements. A lawsuit challenging California's net neutrality statute was dismissed without prejudice in May 2022, and the California statute is now in effect. Other legislative actions at the state level are being challenged in courts on federal preemption and other grounds. We cannot predict the outcome of these pending lawsuits or federal and state regulatory and legislative efforts, or any resulting impact on ISPs.

Privacy and Data Security. We are subject to federal and state laws concerning the privacy of consumers and the security we apply to their personal information. Certain of these laws provide privacy protections for certain types of personal information related to our voice services (referred to by such laws as customer proprietary network information). The Federal Trade Commission also oversees consumer privacy and data security more broadly through its authority to take enforcement action for unfair or deceptive practices, and state consumer protection laws can prompt review of privacy practices by state attorneys general. In addition, certain states have established specific consumer privacy and data security requirements, including the California Consumer Privacy Act (CCPA) and the California Privacy Rights Act that amended the CCPA in January 2023, which combined give California residents, among other things, the right to receive certain disclosures regarding the collection, use, and disclosure of personal information, as well as rights to access, delete, and restrict the sale and sharing of certain personal information collected about them by us and our service providers. State laws similar to those in California continue to multiply and evolve, and as various states pass their own comprehensive privacy laws, we and our business customers and partners could be exposed to additional regulatory complexities and obligations. Many states also have enacted security breach notification laws requiring notice to consumers and government agencies upon disclosure of certain information to an unauthorized party resulting from a security breach. In addition, the SEC recently issued enhanced requirements related to the reporting of material cybersecurity incidents, and the FCC likewise has issued new data breach notification rules for providers of telecommunications services.

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

The spacecraft we use in our business are subject to the regulatory authority of, and conditions imposed by, foreign governments, as well as contractual arrangements with third parties and the rules and procedures of the ITU. Our ViaSat-1 satellite operates under authority granted to ManSat Limited by the governments of the Isle of Man and the United Kingdom (as well as authority from the FCC), and pursuant to contractual arrangements we have with ManSat Limited that extend past the expected useful life of ViaSat-1. ViaSat-2 and various Inmarsat satellites operate under the authority of the United Kingdom. ViaSat-3 F1 operates under the authority of the United Kingdom and the FCC. We also use Ka-band capacity on the Anik F2 satellite to provide our broadband services under an agreement with Telesat Canada, and we may do so until the end of the useful life of that satellite. Telesat Canada operates that satellite under authority granted to it by the government of Canada. We also currently use the WildBlue-1 satellite, which we own, and which is co-located with Anik F2 under authority granted to Telesat Canada by the government of Canada, and pursuant to an agreement we have with Telesat Canada that expires upon the end of the useful life of Anik F2. Accordingly, we are reliant upon ManSat Limited and Telesat Canada maintaining their respective governmental rights on which our operating rights are based. The use of these spacecraft in our business is subject to various conditions in the underlying authorizations held by us, ManSat Limited and Telesat Canada, as well as the technical and operational requirements of the rules and regulations of those jurisdictions.

We are also subject to certain other forms of foreign regulation in connection with our provision of communications services. In the area of privacy, we are subject to existing, new, and evolving laws and regulations in the markets in which we operate. For instance, certain of our business units are subject to the European Union’s (EU) General Data Protection Regulation, which imposes transparency, accountability, data protection, cross-border data transfer, and other obligations on Viasat both as a data controller and a data processor of the personal data of individuals in the EU. Privacy laws and regulations can be subject to differing interpretations and may be inconsistent among jurisdictions. Certain foreign jurisdictions in which we operate also impose requirements related to network management practices, cooperation with local law enforcement agencies, and other matters. A smaller number of foreign jurisdictions in which we operate have adopted laws enabling the government to suspend ISP services in the country.

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

Export Controls. Due to the nature and sophistication of our communications products, we must comply with applicable U.S. Government and other agency regulations regarding the handling and export of certain of our products. This often requires extra or special handling of these products and could increase our costs. Failure to comply with these regulations could result in substantial harm to us, including fines, penalties and the forfeiture of future rights to sell or export these products.

Aviation-Related Regulation

Aircraft Modification. The Federal Aviation Administration (FAA) is responsible for the regulation and oversight of civil aviation within the United States. The FAA develops and enforces airworthiness standards and regulations that certify the industry’s ability to manufacture aircraft and aircraft components, perform modification and maintenance activities on aircraft, and repair equipment previously installed on aircraft. We interact with the FAA regarding aircraft modification through two main activities: (1) supporting Type Certificate (TC) activity with an aircraft original equipment manufacturer (OEM) to obtain linefit installation certification of our IFC and W-IFE equipment and (2) obtaining a Supplemental Type Certificate (STC) to enable the retrofit installation of our IFC and W-IFE equipment. With respect to TC activity, the OEM is responsible for full certification and FAA regulatory compliance and we are responsible for providing certified equipment to the OEM. With respect to STC activity, we typically use Organization Designation Authorization (ODA) to support holding and maintaining our STCs to ensure FAA regulatory compliance. We also work with OEMs and airlines internationally who are not subject to the FAA's jurisdiction. In those situations, we adhere to the regulations and oversight of comparable foreign agencies in the applicable jurisdictions. Our commercial aviation business depends on our ability to interact with the FAA, comparable foreign agencies and ODAs, as well as certified engineering professionals, in order to access data and obtain authorizations and approvals.

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

Seasonality

In our satellite services segment, we typically see increased demand for our IFC services from airline passengers during peak holiday and summer travel periods, and historically subscriber activity for our fixed broadband services has been influenced by seasonal effects related to traditional retail selling periods (with new sales activity generally anticipated to be higher in the second half of the calendar year). However, IFC service uptake, sales activity and churn can be strongly affected by other factors which may either offset or magnify any anticipated seasonal effects, including the grounding of aircraft, flight disruptions, availability of capacity, promotional and subscriber retention efforts, changes in our resellers, distributors and wholesalers, changes in the competitive landscape, economic conditions, and other factors affecting customer demand.

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

We webcast our earnings calls and post the materials used in meetings with members of the investment community on the Investor Relations section of our website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases and other supplemental information about our business on the Investor Relations section of our website. We also use the Investor Relations section of our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the Investor Relations section of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts. Information relating to our corporate governance, including our certificate of incorporation, bylaws, corporate governance guidelines, board committee charters and guide to business conduct, is also included on the Investor Relations section of our website. The information contained on, or that may be accessed through, our website is neither incorporated by reference into nor made a part of this report.

Human Capital

Employees. As of March 31, 2024, we employed approximately 7,500 individuals worldwide, with 64% of our workforce located in the United States. We consistently engage with our employees and generally consider the relationships with our employees to be positive, with a significant majority stating that they are proud to work at Viasat. Competition for technical personnel in our industry is intense. We believe our future success depends in part on our continued ability to attract, hire, engage and retain qualified personnel.

Human Capital Resources. Viasat has a long history of putting people first. We believe that one of the most important investments we make is in our people. Our mission to connect the world depends on our ability to come together as one team to make a positive impact. As a global team, we take pride in our culture of teamwork, trust and collaboration. We prioritize our employees’ health and well-being to ensure we are all able to do our best work. For example, we have a dedicated global environmental, health, and safety (EHS) team which reinforces the importance of our safety programs and encourages a culture of safe work practices in all of our locations. All employees are trained with our EHS Essentials course, with additional courses such as "Working with hazardous material" provided annually for relevant employees.

We provide a comprehensive benefits package to all of our employees, which includes for eligible employees medical, dental, vision care, disability insurance, life insurance benefits, flexible spending plan, a 401(k) savings plan, educational reimbursement program, employee assistance program, employee stock purchase plan, holidays and personal time off which includes vacation and sick days as needed.

Our key pillars of human capital management are ensuring the health and safety of our employees, developing talented people, fostering diversity and inclusion and engaging communities. We believe that our long-term success is in large part dependent on our success across these dimensions, and we will continue to invest in and prioritize these areas in the future.

Diversity, Equity and Inclusion. The diversity of our employees is one of our most treasured assets. Our strategy for diversity, equity, and inclusion (DEI) is to embed and embrace DEI in everything we do, from how we approach talent to our overall business strategy. We understand that an authentic commitment to DEI starts with inclusive and equitable recruitment and talent development practices. In fiscal year 2022, we began applying hiring attribute lenses to recruitment practices to enable a more effective assessment of candidates to the talent needs of Viasat. To date, we have ten active employee resource groups designed to build meaningful connections among employees around shared experiences, cultures and interests.

Executive Officers

Set forth below is information concerning our executive officers and their ages:

Name	Age	Position
Mark Dankberg	69	Chairman of the Board and Chief Executive Officer
Robert Blair	50	Senior Vice President, General Counsel and Secretary
Girish Chandran	59	Chief Technical Officer
Evan Dixon	43	President, Global Fixed Broadband
James Dodd	62	Senior Vice President and President, Aviation
Shawn Duffy	54	Senior Vice President and Chief Financial Officer
K. Guru Gowrappan	43	President
Kevin Harkenrider	68	Executive Vice President, Chief Operating Officer and Chief Corporate Officer
Craig Miller	52	President, Global Space Networks
Mark Miller	64	Executive Vice President and Chief Technical Officer
Krishna Nathan	62	Chief Information Officer
Ben Palmer	52	President, Maritime

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

James Dodd joined Viasat in March 2020 as President, Global Mobile Solutions. In December 2020, he was appointed Senior Vice President and President, Global Enterprise & Mobility, and in August 2023, he assumed his current position as Senior Vice President and President, Aviation. Prior to joining Viasat, Mr. Dodd held a number of senior-level aviation management and engineering roles at Boeing, focused on complex Department of Defense and international contracted programs, overseeing strategic planning, execution, engineering and business development. Mr. Dodd was retired from October 2016 to February 2020, and at Boeing served as Vice President and Program Manager — Mobility, Surveillance and Engagement from 2015 to September 2016, Vice President and Program Manager — Weapons and Missile Systems from 2013 to 2014, and Vice President and Program Manager — Phantom Works, Advanced Boeing Military Aircraft from 2011 to 2012. Mr. Dodd earned an M.B.A. degree from Seattle University and a B.S. degree in Physics from Arkansas State University.

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

Kevin Harkenrider joined Viasat in October 2006 as Director — Operations, served as Vice President — Operations from January 2007 until December 2009, served as Vice President of Viasat and Chief Operating Officer of Viasat Communications Inc. from December 2009 to April 2011, as Senior Vice President — Infrastructure Operations from April 2011 to May 2012, as Senior Vice President — Broadband Services from May 2012 to May 2015, as Senior Vice President — Commercial Networks from May 2015 to May 2018, as Senior Vice President and President, Broadband Systems from May 2018 until March 2020, as Executive Vice President — Global Operations and Chief Operations Officer from March 2020 until November 2021 and as Executive Vice President and Chief Operating Officer since November 2021. In August 2023, Mr. Harkenrider was also appointed to the role of Chief Corporate Officer. Prior to joining Viasat, Mr. Harkenrider served as Account Executive at Computer Sciences Corporation from 2002 through October 2006. From 1992 to 2001, Mr. Harkenrider held several positions at BAE Systems, Mission Solutions (formerly GDE Systems, Marconi Integrated Systems and General Dynamics Corporation, Electronics Division), including Vice President and Program Director, Vice President — Operations and Vice President — Material. Prior to 1992, Mr. Harkenrider served in several director and program manager positions at General Dynamics Corporation. Mr. Harkenrider holds a B.S. degree in Civil Engineering from Union College and an M.B.A. degree from the University of Pittsburgh.

Craig Miller joined Viasat in 1995 and has held numerous technology, business and strategic leadership roles. In January 2015, Mr. Miller was appointed Chief Technology Officer — Government Systems. In May 2021, he was appointed President, Government Systems, and in August 2023, he was appointed President — Global Space Networks. Mr. Miller holds a B.S. degree in Electrical Engineering from the University of Arizona.

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

Ben Palmer has served as the President of Viasat Maritime since August 2023, and previously served as the President of Inmarsat Maritime since November 2021. Mr. Palmer previously held various roles at Northrop Grumman, including Group Managing Director, Mission Systems Europe, from February 2019 to November 2021 and European Strategy and Business Development Director from May 2014 to February 2019. Prior to Northrop Grumman, he also held leadership positions at AlixPartners, a consulting firm, and BAE Systems, an aerospace and defense company. Mr. Palmer holds a B.A. degree from the University of Oxford and an MS degree from the London Business School.

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

Risks Related to Our Satellites and Business

Our Operating Results Are Difficult to Predict

Our operating results have varied significantly from quarter to quarter in the past and may continue to do so in the future. Factors that cause our quarter-to-quarter operating results to be unpredictable include the status of satellite-related activities (including the construction, launch and bringing into service of satellites and the associated levels of investment); impact of any construction or launch delays, operational or launch failures, satellite anomalies or deployment issues or other disruptions to our satellites; timing, quantity and mix of products and services sold; unpredictability or length of procurement processes; timing of customer payments; cost overruns (due to inflation or otherwise); impact of one-time charges; and other factors described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors and Trends Affecting our Results of Operations” in Part II, Item 7 of this report. Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, financial condition and results of operations that could adversely affect our stock price.

Satellite Failures or Degradations in Satellite Performance Could Affect Our Business, Financial Condition and Results of Operations

Satellites utilize highly complex technology, operate in the harsh environment of space and are subject to significant operational risks while in orbit. These risks include malfunctions (commonly referred to as anomalies), such as malfunctions in the deployment of subsystems and/or components, interference from electrostatic storms, and collisions with meteoroids, decommissioned spacecraft or other space debris. Anomalies can occur as a result of various factors, including satellite manufacturer error, problems with the power or control sub-system of a satellite or general failures caused by the harsh space environment. Our satellites have experienced various anomalies in the past and we will likely experience anomalies in the future. In addition, satellites may experience issues in deployment or anomalies during orbit raising. For example, our first ViaSat-3 satellite experienced a reflector deployment issue and our I6 F2 satellite experience a power subsystem anomaly during its orbit raising phase. Any single anomaly or other operational failure or degradation on the satellites we use could have a material adverse effect on our business, financial condition and results of operations. Anomalies may also reduce the expected useful life of a satellite, thereby creating additional expense due to the need to provide replacement or backup capacity, which may not be available on reasonable economic terms, a reasonable schedule or at all. In addition, anomalies or satellite failures or degradations may cause a reduction of the revenues generated by the applicable satellite or the recognition of an impairment loss (such as those we experienced in connection with the launch of our ViaSat-3 F1 and I6 F2 satellites), and could lead to claims from third parties for damages. Finally, anomalies may adversely affect our ability to insure our satellites at commercially reasonable premiums or terms, if at all. While some anomalies are covered by insurance policies, others may not be covered or may be subject to large deductibles. Although our satellites have redundant or backup systems and components that operate in the event of an anomaly, operational failure or degradation of primary critical components, these redundant or backup systems and components are subject to risk of failure similar to those experienced by the primary systems and components. The occurrence of a failure of any of these redundant or backup systems and components could materially impair the useful life, capacity, coverage or operational capabilities of the satellite.

Satellites Have a Finite Useful Life, and Their Actual Operational Life May Be Shorter than Their Mission Life

Our ability to earn revenues from our satellite services depends on the continued operation of the satellites we own and operate or use. Each satellite has a limited useful life, referred to as its mission life. There can be no assurance as to the actual operational life of a satellite, which may be shorter than its mission life. A number of factors affect the useful lives of the satellites, including the quality of design and construction, durability of component parts and back-up units, the ability to continue to maintain proper orbit and control over the satellite’s functions, the efficiency of the launch vehicle used, consumption of on-board fuel, degradation and durability of solar panels, the actual space environment experienced and the occurrence of anomalies or other in-orbit risks affecting the satellite. In addition, continued improvements in satellite technology may make satellites obsolete prior to the end of their operational life.

New or Proposed Satellites Are Subject to Significant Risks Related to Construction and Launch that Could Limit Our Ability to Utilize these Satellites

Satellite construction and launch are subject to significant risks, including construction delays, manufacturer error, cost overruns, regulatory conditions or delays, unavailability of launch opportunities, launch failure, damage or destruction during launch and improper orbital placement, any of which could result in significant additional cost or materially impair the useful life, capacity, coverage or operational capabilities of the satellite. The technologies in our satellite designs are also very complex, and there can be no assurance that the technologies will work as we expect or that we will realize any or all of their anticipated benefits. We have in the past identified construction-related issues in our satellites. For example, our ViaSat-2 satellite experienced an antenna deployment issue which reduced its output capabilities. Satellite construction and launch activities may be delayed by a number of factors, many of which may be outside of our control. For example, civil unrest in French Guiana caused a delay in the launch of our ViaSat-2 satellite. Similarly, the COVID-19 pandemic with the resultant construction delays and supply chain disruptions, followed by launch delays caused by both adverse weather events and the scheduling of high priority launch missions, delayed the construction and launch of the ViaSat-3 F1 satellite. If satellite construction schedules are not met or other events prevent satellite launch on schedule, a launch opportunity may not be available at the time the satellite is ready to be launched. In addition, delays in construction or launch could impact our ability to meet milestone conditions in our satellite authorizations and/or to maintain the rights we may enjoy under various ITU filings. A launch failure may result in significant delays because of the need both to construct a replacement satellite and to obtain other launch opportunities. The overall historical launch failure rate for proven/established launch vehicles serving the commercial satellite industry for launches of commercial satellites (similar in size or mission to Viasat's fleet) to geostationary orbits in the last five years is estimated by some industry participants to be close to 0% but could at any time be higher. Launch vehicles may also underperform, in which case the satellite may still be able to be placed into service by using its onboard propulsion systems to reach the desired orbital location, but this would cause a reduction in its useful life. Moreover, even if launch is successful, there can be no assurance that the satellite will successfully reach its geostationary orbital slot and pass in-orbit testing prior to transfer of control of the satellite to us. We may also experience issues during orbital placement and testing, such as the reflector deployment issue experienced with the ViaSat-3 F1 satellite or the power subsystem anomaly suffered by the I-6 F2 satellite during its orbit raising phase. The failure to implement our satellite deployment plan on schedule could have a material adverse effect on our business, financial condition and results of operations.

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

The Global Business Environment and Economic Conditions Could Negatively Affect Our Business, Financial Condition and Results of Operations

Our business and operating results are affected by the global business environment and economic conditions, including changes in interest rates, consumer credit conditions, consumer debt levels, consumer confidence, rates of inflation, unemployment rates, energy costs, geopolitical issues and other macro-economic factors. For example, high unemployment levels or energy costs may impact our customer base in our satellite services segment by reducing consumers’ discretionary income, reducing airline passenger numbers, and affecting their ability to subscribe for fixed broadband services. Our commercial networks segment similarly depends on the economic health and willingness of our customers and potential customers to make and adhere to capital and financial commitments to purchase our products and services. During periods of slowing global economic growth or recession, our customers or key suppliers may experience deterioration of their businesses, cash flow shortages and difficulty obtaining financing or insolvency. Existing or potential customers may reduce or postpone spending in response to tighter credit, reduced consumer demand, negative financial news or declines in income or asset values, which could have a material negative effect on the demand for our products and services. For example, the business and financial condition of our commercial airline customers were materially impacted during the COVID-19 pandemic by the severe decline in global air travel. In addition, current supply chain and labor market challenges and inflationary pressures have negatively affected and may continue to negatively affect our performance as well as the performance of our suppliers and customers. Moreover, natural disasters (including those resulting from climate change), political instability, civil unrest, terrorist activity, acts of war, and public health issues such as the COVID-19 pandemic or epidemics could disrupt supplies and raise prices globally which, in turn, may have adverse effects on the world and U.S. economies. Any of these factors could result in reduced demand for, and pricing pressure on, our products and services, which could reduce our revenues and adversely affect our business, financial condition and results of operations.

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

Acquisitions such as the Inmarsat Acquisition, Joint Ventures and Other Strategic Alliances May Have an Adverse Effect on Our Business; We May Fail to Realize the Anticipated Benefits of such Transactions

In order to position ourselves to take advantage of growth opportunities, from time to time we make strategic acquisitions and enter into joint ventures and other strategic alliances that involve significant risks and uncertainties. For example, during fiscal year 2024 we completed the Inmarsat Acquisition and in fiscal year 2022 we closed the acquisitions of RigNet and EBI. Risks and uncertainties relating to the these transactions and any other acquisitions, joint ventures and other strategic alliances we may undertake include:

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

We may not achieve the anticipated growth, cost savings or other benefits from the Inmarsat Acquisition or any other transaction we may undertake without adversely affecting current revenues and investments in future growth. Moreover, the anticipated growth, cost savings, synergies and other benefits of the Inmarsat Acquisition or any other transaction we may undertake may not be realized fully, or at all, or may take longer to realize than expected. Additionally, we may inherit legal, regulatory, and other risks of the acquired business, whether known or unknown to us, which may be material to the combined company. Moreover, uncertainty about the effect of a pending transaction on employees, suppliers and customers may have an adverse effect on us and/or the acquired business, which uncertainties may impair our or its ability to attract, retain and motivate key personnel, and could cause our or its customers, suppliers and distributors to seek to change existing business relationships with either of us. In addition, in connection with acquisitions, joint ventures or strategic alliances, we may incur debt, issue equity securities, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could cause our earnings per share to decline. In addition, for companies such as Inmarsat that are private companies at the time of acquisition, bringing their legacy systems and procedures into compliance with Sarbanes-Oxley Act of 2002 requirements and integrating them into our compliance and accounting systems may cause us to incur substantial additional expense, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources.

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

Because Our Products Are Complex and Are Deployed in Complex Environments, Our Products as well as Third Party Products on Which We Rely Are Likely To Have Vulnerabilities and Defects that We May Discover Only After Full Deployment, which Could Seriously Harm Our Business

We produce highly complex products that incorporate leading-edge technology, including both hardware and software, including hardware and software manufactured by third parties. Software typically contains defects or programming flaws that can unexpectedly interfere with expected operations. In addition, our products are complex and are designed to be deployed across complex networks, which in some cases may include over a million users, and are sometimes integrated with our customers' systems. Because of the nature of these products, there is no assurance that our pre-shipment testing programs will be adequate to detect all defects or vulnerabilities. As a result, our customers may discover errors or defects in our hardware or software, or our products may not operate as expected after they have been fully deployed. If we are unable to cure a product defect, we could experience damage to our reputation, reduced customer satisfaction, loss of existing customers and failure to attract new customers, failure to achieve market acceptance, cancellation of orders, loss of revenues, reduction in backlog and market share, increased service and warranty costs, diversion of development resources, legal actions by our customers, product returns or recalls, issuance of credit to customers and increased insurance costs. Further, due to the high volume nature of our fixed broadband business, defects of products used in this business could significantly increase these risks. Defects, integration issues or other performance problems in our products could also result in financial or other damages to our customers. Our customers could seek damages for related losses from us, which could seriously harm our business, financial condition and results of operations. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly. The occurrence of any of these problems would seriously harm our business, financial condition and results of operations. In addition, given the complex nature of our systems and technologies, we regularly identify and track security vulnerabilities using scanning tools. We cannot guarantee comprehensively applied patches nor confirm that measures are in place to mitigate all such vulnerabilities or that patches will be applied before vulnerabilities are exploited by a threat actor. If a threat actor is able to exploit a critical vulnerability before patches are installed or mitigating measures are implemented, significant compromises could impact our and our customers’ systems and data, and could materially harm our business, financial condition and results of operations.

Our Reputation and Business Could Be Materially Harmed as a Result of Data Breaches, Data Theft, Unauthorized Access or Hacking

We rely heavily on computer systems, hardware, software, infrastructure and various connected sites and networks for both internal and external operations that are critical to our business (collectively, IT Systems). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services, including but not limited to cloud computing services. In addition, in the ordinary course of our business, our IT Systems and those of our third-party business partners, including our distributors, business partners, supply chain and other vendors, store sensitive data, including information that is confidential, regulated, proprietary or otherwise sensitive in nature to our business. This information may include intellectual property and product information, personal data, financial information and other confidential business information relating to us and our employees, customers, suppliers and other business partners.

We and our distributors, partners, vendors and customers face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our respective IT Systems and information, including threats from a wide range of bad actors and malicious parties, such as computer programmers, hackers or sophisticated nation-state and nation-state supported actors, as well as incidents attributable to employee error or wrongful conduct, malfeasance, the exploitation of misconfigurations, "bugs" and other vulnerabilities in hardware or software, or other disruptions caused by sophisticated social engineering and malware exploits (e.g., ransomware).

Despite our security measures, and those of our third-party vendors, we have experienced cyberattacks, data breaches and disruptive incidents, and we remain vulnerable to breaches, attacks and disruptions in the future. For example, in late fiscal year 2022, a cyberattack involving our KA-SAT network resulted in a partial interruption of consumer-oriented fixed broadband services provided through our KA-SAT satellite, affecting thousands of fixed broadband customers in Europe and North Africa. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future.

Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage IT Systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques (such as those incorporating artificial intelligence) or unable to implement adequate preventative measures, particularly given that attackers are increasingly using sophisticated techniques designed to circumvent controls, evade detection, and remove forensic evidence. Any integration of artificial intelligence in our or any third party’s operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. We have also acquired and expect to continue to acquire companies that have cybersecurity vulnerabilities and/or unsophisticated security measures, and we face challenges in integrating acquired entities with our cybersecurity program, controls and tools, all of which exposes us to significant cybersecurity, operational, and financial risks with any merger, acquisition or joint venture in which we engage. Additionally, outside parties regularly attempt to induce employees or users to disclose sensitive or confidential information through phishing and other social engineering techniques in order to gain access to IT Systems and data. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and confidential information.

If any breach or attack compromises our IT Systems, creates system disruptions or slowdowns or exploits security vulnerabilities therein, the information stored on our networks or those of our customers or other business partners could be accessed and modified, misappropriated, publicly disclosed, lost or stolen, our data or computer systems may be corrupted, and we may be subject to liability to our customers, vendors, business partners and others, and suffer reputational and financial harm. We could be held liable to our customers or other parties, or be subject to regulatory or other actions. Any compromise of our security could result in a loss of confidence in our security measures, a loss of existing and prospective customers, and subject us to litigation, civil or criminal penalties, and negative reputational impact and publicity that could adversely affect our business relationships, financial condition and results of operations. We could also suffer other negative consequences, including significant remediation costs, significant increased cybersecurity protection costs, loss of material revenues resulting from attacks on our satellites or technology, and the unauthorized use of proprietary information or the failure to retain or attract customers following an attack.

We cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all. Further, if we are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions, and expulsion from card acceptance programs, which could adversely affect our operations.

A Significant Portion of Our Revenues Is Derived from a Few of Our Contracts

A small number of our contracts account for a significant percentage of our revenues. Our five largest contracts generated approximately 16% of our total revenues in fiscal year 2024. The failure of these customers or any of our key distributors to place additional orders or to maintain their contracts with us for any reason, including any downturn in their business or financial condition or our inability to renew our contracts with these customers or obtain new contracts when they expire, could materially harm our business and impair the value of our common stock.

Our Development Contracts May Be Difficult for Us to Comply with and May Expose Us to Third-Party Claims for Damages, and We May Experience Losses from Fixed-Price Contracts

We are often party to government and commercial contracts involving the development of new products. We derived approximately 12% of our total revenues for fiscal year 2024 from these development contracts. These contracts typically contain strict performance obligations and project milestones. We cannot assure you we will comply with these performance obligations or meet these project milestones in the future. If we are unable to comply with these performance obligations or meet these milestones, our customers may terminate these contracts and, under some circumstances, recover damages or other penalties from us. We are not currently, nor have we always been, in compliance with all outstanding performance obligations and project milestones in our contracts. We cannot assure you that the other parties to any such contract will not terminate the contract or seek damages from us. If other parties elect to terminate their contracts or seek damages from us, it could materially harm our business and impair the value of our common stock.

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

We Depend on a Limited Number of Key Employees Who Would Be Difficult to Replace

We depend on a limited number of key technical, marketing and management personnel with a longstanding knowledge of Viasat's business to manage and operate our business. In particular, we believe our success depends to a significant degree on our ability to attract and retain highly skilled personnel, including our Chairman of the Board and Chief Executive Officer (Mark Dankberg), and those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for these types of personnel is intense, and the loss of key employees could materially harm our business and impair the value of our common stock. To the extent that the demand for qualified personnel exceeds supply, we could experience higher labor, recruiting or training costs to attract and retain such employees, or experience difficulties in performing under our contracts if our needs for such employees were unmet.

Because We Conduct Business Internationally, We Face Additional Risks, including Risks Related to Global Political and Economic Conditions, Sanctions, Changes in Regulation and Currency Fluctuations

Approximately 29% of our total revenues in fiscal year 2024 were derived from international sales. Conducting business internationally involves additional risks, including unexpected changes in laws, policies and regulatory requirements (including regulations related to import-export control); increased cost of localizing systems in foreign countries; increased sales and marketing and R&D expenses; timing and availability of export licenses; political and economic instability, wars, insurrections and other conflicts, such as the ongoing conflict between Russia and Ukraine; issues related to the political relationship between the United States and other countries; fluctuations in currency exchange rates (including their effect on sales denominated in foreign currencies), foreign exchange controls and restrictions on cash repatriation; compliance with international laws and U.S. laws affecting the activities of U.S. companies abroad, including existing and future privacy and cyber-related laws; challenges in staffing and managing foreign operations; difficulties in managing distributors; requirements for additional liquidity to fund our international operations; availability of suitable export financing; ineffective legal protection of our intellectual property rights in certain countries; potentially adverse tax consequences; potential difficulty in making adequate payment arrangements; potential difficulty in collecting accounts receivable; and imposition of taxes, tariffs, embargoes, sanctions and other trade barriers. For example, in January 2024 the Ministry of Foreign Affairs of the People’s Republic of China imposed sanctions on “ViaSat” in accordance with China’s Anti-Foreign Sanctions Law, which sanctions may materially restrict our ability to conduct business in China, either directly or through subsidiaries or affiliated companies, and could lead to the seizure of assets located within the People’s Republic of China. While we believe the applicability and enforcement of these sanctions is restricted solely to Viasat, Inc., thereby permitting all subsidiaries and affiliate entities to continue operating in China, this could change at any time. In addition, some of our customer purchase agreements are governed by foreign laws, which may differ significantly from U.S. laws and we may be limited in our ability to enforce our rights under these agreements and to collect damages, if awarded. As a result of these and other risks, we may be unsuccessful in implementing our business plan for our business internationally, or we may not be able to achieve the revenues that we expect. If we are unable to address any of the risks described above, it could materially harm our business and impair the value of our common stock.

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

Adverse Resolution of Litigation May Harm Our Operating Results or Financial Condition

We are a party to various lawsuits and claims in the normal course of our business. Moreover, significant transactions like the Inmarsat Acquisition are frequently subject to litigation or other legal proceedings, including actions alleging that our Board of Directors breached their fiduciary duties to our stockholders by entering into the transaction. Litigation can be expensive, lengthy and disruptive to normal business operations, including through the possible diversion of company resources or distraction of key personnel. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on our business, financial condition and results of operations.

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

We may also issue additional shares of common stock to finance acquisitions. For example, we issued 46.36 million shares of our common stock as consideration in the Inmarsat Acquisition, and during fiscal year 2022 we issued 4.0 million shares of our common stock as consideration for the acquisition of RigNet. Additionally, a substantial number of shares of our common stock are available for future sale pursuant to stock options, warrants or issuance pursuant to our 1996 Equity Participation Plan of ViaSat, Inc. and the ViaSat, Inc. Employee Stock Purchase Plan. Future issuances of shares may be dilutive to existing stockholders. We cannot predict the size of future issuances of our common stock or the effect, if any, that future sales and issuances of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares issued upon the exercise of stock options and warrants or in connection with acquisition financing), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

We Expect Our Stock Price to Be Volatile, and You May Lose All or Some of Your Investment

The market price of our common stock has been volatile in the past. For example, between April 1, 2019 and March 31, 2024, the market price of our common stock ranged from $97.31 to $15.02. Trading prices may continue to fluctuate in response to a number of events and factors, including quarterly variations in operating results (or operating results falling below the expectations of analysts and investors), significant announcements by us or our competitors (including with respect to technological innovations, satellite construction and launch activities, acquisitions and other material transactions), regulatory developments, or changes in market conditions in our industry or the economy as a whole. Any of these events may cause the market price of our common stock to fall. In addition, the stock market in general and the market prices for technology companies in particular have experienced significant volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance.

We May Not Be Able to Utilize All of Our Deferred Tax Assets

Our deferred tax asset valuation allowances are the result of uncertainties regarding the future realization of our deferred tax assets (consisting primarily of U.S. net operating loss and tax credit carryforwards, reserves and accruals that are not currently deductible for tax). Current evidence does not suggest we will realize sufficient taxable income of the appropriate character within the carryforward period to allow us to realize these deferred tax benefits. If we were to identify and implement tax planning strategies to recover these deferred tax assets or generate sufficient income of the appropriate character in these jurisdictions in the future, it could lead to the reversal of these valuation allowances and a reduction of income tax expense.

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

We are also subject to Section 203 of the Delaware General Corporation Law, which imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our common stock. In addition, under each of the indentures (collectively, the Indentures) governing our senior unsecured and senior secured notes (collectively, the Notes), if certain “change of control” events occur, each holder of Notes may require us to repurchase all of such holder’s Notes at a purchase price equal to 101% of the principal amount of such Notes. Additionally, Viasat’s and Inmarsat’s senior secured credit facilities (collectively, the Credit Facilities) provide for an event of default upon the occurrence of certain specified “change of control” events.

Risks Related to the Regulation of Our Business

We May Be Unable to Obtain or Maintain Required Authorizations or Contractual Arrangements

Various types of U.S. domestic and international authorizations and contractual arrangements are required in connection with the products and services that we provide. See “Regulatory Environment.” Compliance with certain laws, regulations, conditions, and other requirements, including the payment of fees, may be required to maintain the rights provided by such authorizations, including the rights to operate satellite networks at certain orbital slots in certain radio frequencies. Failure to comply with such requirements, or comply in a timely manner, could lead to the loss of such authorizations and could have a material adverse impact on our business, financial condition, and results of operations.

We currently hold authorizations to, among other things, operate various satellite earth stations (including, but not limited to, user terminals, facilities that interconnect with the internet backbone, and network hubs) and operate satellite space stations and/or use those space stations to provide service to certain jurisdictions. Such authorizations are conditioned upon meeting certain milestone conditions and/or due diligence requirements, which, if not met or extended, could result in loss of the authorization. While we anticipate that these authorizations will be extended or renewed in the ordinary course to the extent that they otherwise would expire, or replaced by authorizations covering more advanced facilities, we can provide no assurance that this will be the case. Our inability to timely obtain or maintain such authorizations could delay or preclude our operation of such satellites or our provision of products and services that rely upon such satellites. Further, changes to the laws and regulations under which we operate could adversely affect our ability to obtain or maintain authorizations. Any of these circumstances could have a material adverse impact on our business, financial condition, and results of operations.

The spacecraft we use in our business are subject to the regulatory authority of, and conditions imposed by, foreign governments, as well as contractual arrangements with third parties and the regulations and procedures of the ITU governing access to orbital and spectrum rights and the international coordination of satellite networks. The use of spacecraft in our business is subject to various conditions in the underlying authorizations held by us and third parties, as well as the requirements of the laws and regulations of the jurisdictions in which we provide service or that govern our network operations. Any failure to meet these types of requirements in a timely manner, maintain our contractual arrangements, obtain or maintain our authorizations, or manage potential conflicts with the orbital slot rights afforded to third parties could lead to us losing our rights to operate from these orbital locations or may otherwise require us to modify or limit our operations from these locations, which could materially adversely affect our ability to operate a satellite at full capacity or at all, and could have a material adverse impact on our business, financial condition, and results of operations.

Changes in the Regulatory Environment Could Have a Material Adverse Impact on Our Competitive Position, Growth and Financial Performance

Our business is highly regulated. We are subject to the regulatory authority of the jurisdictions in which we operate, including the United States and other jurisdictions around the world. Those authorities regulate, among other things, the launch and operation of satellites, the use of RF spectrum, the ability to operate satellites at specific orbital locations in space, the licensing of earth stations and other radio transmitters, the provision of communications services, privacy and data security, and the design, manufacture, and marketing of communications systems and networking infrastructure. The space stations and ground network we use to provide our broadband and other services operate using some spectrum that is regulated for use on a primary basis for certain types of the satellite services we provide, some spectrum that is regulated for use on a shared basis with terrestrial wireless services and/or other satellite technologies, and some spectrum that is regulated primarily for terrestrial wireless and other uses but that we are authorized to use on a secondary or non-interference basis. Moreover, spectrum availability varies from country to country, and even within countries, within our service areas.

Laws and regulations affecting our business are subject to change in response to industry developments, new technology, and political considerations, among other things. Legislators and regulatory authorities in various countries are considering, and may in the future adopt, new laws, policies, and regulations, as well as changes to existing laws, policies and regulations. We cannot predict when or whether applicable laws, policies, or regulations may come into effect or change, or what the cost and time necessary to comply with such new or updated laws or regulations may be. For example, cybersecurity and data privacy security and protection laws and regulations are evolving and present increasing compliance challenges, which may increase our costs, affect our competitiveness, cause reputational harm, and expose us to substantial fines or other penalties.

Changes in laws or regulations, including changes in the way spectrum is regulated and/or in regulations governing our products and services, changes in the way spectrum is made available to us or is allowed to be used by others, or changes in the regulation of competing uses of spectrum or orbital locations, could, directly or indirectly, affect our operations or the operations of our distribution partners, increase the cost of providing our products and services, and make our products and services less competitive. Some regulators are considering new or additional terrestrial services in the spectrum in which we operate, which may not be compatible with the way we use, or plan to use, that same spectrum. In certain instances, such changes could have a material adverse effect on our business, financial condition, and results of operations.

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

Risks Related to Our Indebtedness

Our Level of Indebtedness May Adversely Affect Our Ability to Operate Our Business, Remain in Compliance with Debt Covenants, React to Changes in Our Business or the Industry in which We Operate, or Prevent Us from Making Payments on Our Indebtedness

We have a significant amount of indebtedness. As of March 31, 2024, the aggregate principal amount of our total outstanding indebtedness was $7.5 billion (as more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 below). As of March 31, 2024, we had undrawn availability of $591.5 million under Viasat's $647.5 million revolving credit facility (the Viasat Revolving Credit Facility) and undrawn availability of $550.0 million under Inmarsat's $550.0 million revolving line of credit (the Inmarsat Revolving Credit Facility and, together with the Viasat Revolving Credit Facility, the Revolving Credit Facilities).

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
•
expose us to variable interest rate risk with respect to borrowings under our variable rate Credit Facilities;
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

We May Not Be Able to Generate Sufficient Cash to Service All of Our Indebtedness and Fund Our Working Capital and Capital Expenditures or Refinance Our Indebtedness, and May Be Forced to Take Other Actions to Satisfy Our Obligations under Our Indebtedness, which May Not Be Successful

Our ability to make scheduled payments on or to refinance our indebtedness will depend upon our future operating performance and on our ability to generate cash flow in the future, which is subject to economic, financial, business, competitive, legislative, regulatory and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings, including under our Revolving Credit Facilities, will be sufficient to enable us to pay our indebtedness when due, or to fund our other liquidity needs. In the event of satellite failure or loss, amounts recovered under satellite insurance policies may be insufficient to adequately service our debt obligations. In addition, borrowings under all of our Credit Facilities except Viasat's direct loan facility with the Export-Import Bank of the United States (the Ex-Im Credit Facility) are subject to variable rates of interest and expose us to interest rate risk, and therefore high prevailing interest rates (such as the level of interest rates during fiscal year 2024) may adversely impact our levels of interest expense. Moreover, there can be no assurance that we will be able to refinance our debt obligations on commercially reasonable terms, or at all.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investment and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. Our Credit Facilities and Indentures restrict our ability to dispose of assets and use the proceeds from the disposition, and may also restrict our ability to raise debt or equity capital to repay or service our indebtedness.

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

Covenants in Our Debt Agreements Could Limit Our Ability to Implement Our Business Plan

Our Credit Facilities and Indentures contain covenants that may restrict our ability to implement our business plan, borrow under our Credit Facilities or secure additional financing, respond to changing conditions, and engage in opportunistic transactions. Our Credit Facilities and Indentures include covenants restricting, among other things, our ability to incur indebtedness, issue redeemable or preferred stock, incur liens, sell or dispose of assets (including capital stock of subsidiaries), make loans and investments, pay dividends, enter into affiliate transactions, reduce our satellite insurance and consolidate or merge with or into, or sell substantially all of our assets to, another person.

In addition, our Credit Facilities require us to comply with certain financial covenants, including a maximum total leverage ratio and minimum interest coverage ratio, as well as financial covenants under the Inmarsat Revolving Credit Facility.

If we default under our Credit Facilities or the Indentures, all outstanding amounts thereunder could become immediately due and payable. In the past we violated covenants in our former revolving credit facilities and received waivers for these violations. We cannot assure you that we will be able to comply with covenants or that any covenant violations will be waived in the future. Any violation that is not waived could result in an event of default, permitting our lenders to declare outstanding indebtedness and interest thereon due and payable, and permitting the lenders under our Credit Facilities to suspend commitments to make any advance or, with respect to the Revolving Credit Facilities, require any outstanding letters of credit to be collateralized by an interest bearing cash account, any or all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, if we fail to comply with our financial or other covenants under our Credit Facilities or the Indentures, we may need additional financing to service or extinguish our indebtedness. We may not be able to obtain financing or refinancing on terms acceptable to us, if at all. We cannot assure you that we would have sufficient funds to repay all the outstanding amounts under our Credit Facilities or the Indentures, and any acceleration of amounts due would have a material adverse effect on our liquidity and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Viasat Cybersecurity Risk Management, Strategy and Governance Disclosure

Viasat builds, maintains, and operates satellite and telecommunications systems, infrastructure and services used by both government and commercial customers across the globe. We recognize the importance of building a resilient cybersecurity program focused on reducing cybersecurity risk to our customers, partners and our own organization. Our Cybersecurity Engineering organization, at the direction of the Board of Directors, has developed and implemented a cybersecurity risk management and technical assistance program intended to protect the confidentiality, integrity and availability of the services provided and the information stored, processed or transmitted by our critical systems and infrastructure, while assisting staff to develop, operate and maintain secure products and services.

Our Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated governance of cybersecurity and other technology risks to the Audit Committee (the Committee). Our management is ultimately responsible for assessing and managing risks from cybersecurity threats we face, and in this regard works closely with the Chief Information Security Officer (CISO) who reports to our Chief Corporate Officer. The Committee oversees our management’s design and implementation of our cybersecurity risk management program and receives periodic reports, at least semi-annually, from the CISO on cybersecurity risks, the threat landscape, and our cybersecurity planning roadmap. In addition, the CISO updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as other relevant incidents and potential or mitigated threats. The Committee reports to the Board of Directors regarding its activities, including those related to cybersecurity, and may request the CISO brief the Board of

Directors on the status of cybersecurity and risk management programs, as well as relevant incidents and threats. Board members also receive periodic presentations on key cybersecurity topics from the CISO.

Our operational cybersecurity team is led by the CISO. The CISO has 31 years of experience in Information Technology and Security, with extensive experience designing, operating and protecting satellite and terrestrial telecommunications networks. The CISO also leads Viasat’s engagement with the private sector and government security communities, which includes facilitating active information sharing with these partners. With the Inmarsat acquisition, the Senior Vice President, Global Security of Inmarsat joined the cybersecurity team, bringing their experience including senior cybersecurity and intelligence roles within the UK Ministry of Defence and Central Government. The operational cybersecurity teams of both legacy organizations jointly participate in local and national cybersecurity organizations, teach classes on cybersecurity, maintain numerous relevant certifications, and participate in training relevant to their field of expertise.

The cybersecurity risk management program at Viasat is centered around an internally developed set of security principles and requirements, known internally as our “Foundational Security Principles”. The Foundational Security Principles, which we seek to apply across our products and services to promote security resiliency and repeatability, represents a minimum baseline of information security requirements. These principles have a focus on secure-by-design approaches for new products and services, and provide the basis for risk-informed control implementations for legacy networks and systems. Our Foundational Security Principals are designed with reference to the current published version of industry frameworks including, but not limited to, NIST Cybersecurity Framework 2.0, International Standards Organization (ISO) 27001, Payment Card Industry (PCI) Data Security Standard (DSS), National Institute of Standards and Technology (NIST) 800-171, and tailored baselines of NIST 800-53. This does not imply that we have implemented each, or any specific, technical standard, specification or configuration embedded in these frameworks but rather that they collectively inform and guide our indentification, assessment and management of cybersecurity risks relevant to our businesses. Certain IT environments with higher risk or contractual, regulatory or customer requirements, or those environments where processing or storing sensitive types of information are required, are designed to comply with stricter sets of security requirements or security control frameworks.

We recognize our recent acquisition of Inmarsat represents an opportunity to build on the existing cybersecurity risk programs incorporating and integrating the strengths of both legacy cybersecurity organizations. The Inmarsat Cybersecurity Team has historically been guided by the NIST Cybersecurity Framework. The legacy Viasat and Inmarsat cybersecurity organizations will report to Viasat’s CISO and are actively integrating the two legacy companies’ cybersecurity policies, processes, and operations, as well as combining the cybersecurity functions into a single organization, with appropriate focus on the overall Viasat and Inmarsat satellite service network integration activities.

Functionally, our cybersecurity team performs internal and external risk assessments and testing on both internally and externally developed systems, as well as certain third-party and supply chain partner ecosystems based on our assessment of their respective operational criticality and risk profile. Depending on the risks presented, this may include some combination of manual and automation-driven testing methods and supply chain risk management activities such as hardware and software assurance assessments, anti-counterfeit measures, and the use of trusted suppliers. Compliance with security policies, procedures, and standards are assessed, and depending on the potential risks posed to us, third-party assessments may be performed, including penetration tests, red team engagements, gap assessments, and compliance certification assessments. We also conduct several 3rd party compliance and audit assessments, including PCI DSS Tier 1 Merchant and Service Provider, ISO27001, UK Cyber Essentials Plus, and DFARS 252.204-7012 High Assurance assessments.

The cybersecurity team also closely collaborates with our physical security team on planning, risk assessment, and incident response where appropriate, as well as developing and delivering a joint annual security training and education program that engages our employees, appropriate partners and third parties in a security training program that incorporates both cybersecurity and physical security elements. Additionally, our annual security training program supports additional focused security training for personnel handling certain sensitive information such as, payment card information (PCI), controlled unclassified information (CUI), or personally identifiable information (PII).

To better understand Viasat’s threat landscape we partner with multiple U.S. government agencies to acquire and share cybersecurity threat intelligence related to threats, vulnerabilities, indicators of compromise, and current, relevant threat information that are expected as a cleared defense contractor and active Defense Industrial Base (DIB) member. Partner entities include the Defense Cyber Crime Center (DC3), Defense Cybersecurity Information Sharing Environment (DCISE), DCMA, National Security Agency Cybersecurity Collaboration Center (NSA CCC), and Defense Counterintelligence and Security Agency (DCSA). Viasat is also an active participant in several Information Sharing and Analysis Centers, including the National Defense (ND-ISAC), Aviation (A-ISAC), and Space (Space ISAC) ISACs.

Our cybersecurity engineering teams have personnel dedicated to detection engineering activities that leverage threat intel gathered to mitigate the impact of security events. Security detection and operations teams are responsible for detection activities including 7x24 staffed Cybersecurity Operations Centers responsible for monitoring our service provider networks and internal corporate and development environments. Various automated tools are used for detection and remediation, with support from experienced detection and response analysts and engineers.

When security events do occur, we employ a security incident response process that is designed to contain, eradicate, and recover operations as quickly as possible, while preserving forensic evidence for further analysis and potential attribution. We leverage multiple third parties for incident response and forensic support on retainer as necessary to assist during the incident response and remediation phases. We also maintain cybersecurity insurance in the event of cybersecurity related damages or data loss as a result of a cybersecurity incident or unauthorized data disclosure.

During fiscal year 2024, we did not identify risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our operations, business strategy, results of operations, or financial condition. We face ongoing risks from certain cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – Our Reputation and Business Could Be Materially Harmed as a Result of Data Breaches, Data Theft, Unauthorized Access or Hacking” in Part I, Item 1A of this report.

ITEM 2. PROPERTIES

Our worldwide headquarters are located at our Carlsbad, California campus and our international headquarters are located in London, United Kingdom. In addition to our Carlsbad campus and international headquarters in London, each of which we lease, we own or lease facilities, offices and earth stations across the globe, including our leased facility in Tempe, Arizona. Each of our segments uses each of these facilities. Although we believe that our existing facilities are suitable and adequate for our present purposes, in fiscal year 2025 and beyond we will continue to evaluate our real estate needs and may further re-size our real estate footprint (based on utilization and operational needs, or as a part of our continuing integration efforts following the Inmarsat Acquisition, similar to the re-sizing undertaken in fiscal years 2024 and 2023), and/or add additional facilities as needed.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the symbol “VSAT.” As of May 10, 2024, there were approximately 481 holders of record of our common stock. A substantially greater number of holders of Viasat common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

We are an innovative, global provider of communications technologies and services, focused on making connectivity accessible, available and secure for current and future customers worldwide. Our end-to-end multi-band platform of satellites, ground infrastructure and user terminals enables us to provide a wide array of cost-effective, high-quality broadband, narrowband and other connectivity solutions to aviation, maritime, enterprise, consumer, military and government users around the globe, whether on the ground, in the air or at sea. In addition, our government business includes a portfolio of communications gateways; situational awareness and command and control products and services; satellite communication products and services across various frequency bands; and cybersecurity and information assurance products and services. We believe that our diversification strategy—anchored in a broad portfolio of customer-centric products and services and supported by our fleet of broadband and narrowband satellites—our vertical integration and our ability to effectively cross-deploy technologies between government and commercial applications and segments as well as across different geographic markets, provide us with a strong foundation to sustain and enhance our leadership in advanced communications and networking technologies. We conduct our business through three segments: satellite services, commercial networks and government systems. In May 2024, certain organizational changes were made that are expected to impact our future internal reporting and reportable segments. The new segment reporting structure is expected to better reflect our strategy following the Inmarsat Acquisition, diverse global end markets, and certain organizational and leadership changes, that allow us to better assess the operational performance of and allocate resources to our multiple product lines. Commencing with the first quarter of fiscal year 2025 we will have two reportable segments: communication services and defense and advanced technologies. See Note 17 — Subsequent Event to our consolidated financial statements for additional information.

Satellite Services

Our satellite services segment provides a wide range of satellite-based broadband and narrowband services around the globe using our multi-band fleet of satellites in service as well as leased capacity on third party satellites. The primary services offered by our satellite services segment include:

•
Aviation services, including industry-leading IFC services, W-IFE services and narrowband safety services, as well as complementary aviation software services.
•
Maritime services, which offer high-quality, resilient satellite-based broadband and narrowband communications services around the globe to commercial shipping fleets, offshore service vessel operators and commercial fishing companies.
•
Fixed broadband services, which offer high-speed, high-quality, reliable broadband internet services to businesses and residential users (primarily in the United States as well as in various countries in Europe and Latin America), as well as enterprise connectivity solutions.
•
Energy services, which include secure, reliable networking and connectivity solutions for remote sites and operations, and industry-leading machine learning analytics.
•
IoT and other narrowband services, including L-band managed services and analytics.
•
Community internet services, which offer innovative, affordable internet services through satellite-based community hotspots in areas with little or no access to the internet. We provide community internet services in Mexico and Brazil.

Commercial Networks

Our commercial networks segment develops and sells a wide array of advanced satellite and wireless products, antenna systems and network and terminal solutions that support or enable the provision of fixed and mobile broadband and narrowband services. We design, develop and produce space system solutions for multiple orbital regimes, including GEO, HEO, MEO and LEO. The primary products, systems, solutions and services offered by our commercial networks segment are comprised of:

•
Mobile satellite communication systems, designed for use in aircraft, land-mobile and seagoing vessels.
•
Fixed satellite communication systems, including next-generation satellite network infrastructure, ground terminals and design and implementation for customer telecommunication systems.

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

Government Systems

Our government systems segment offers a broad array of products and services, including:

•
Government mobile broadband products and services, which provide military and government users with high-speed, real-time broadband and multimedia connectivity in key regions of the world, as well as LOS and BLOS Intelligence and ISR missions.
•
Government narrowband products and services, which provide military and government users with L-band products and services such as L-TAC communications, L-band airborne ISR services and LACE terminals.
•
Government satellite communication systems, which offer an array of portable, mobile and fixed broadband modems, terminals, network access control systems and antenna systems, and include products designed for manpacks, aircraft, UAVs, seagoing vessels, ground-mobile vehicles, space-based systems and fixed applications.
•
Secure networking, cybersecurity and information assurance products and services, which provide advanced, high-speed IP-based “Type 1” and HAIPE-compliant encryption solutions that enable military and government users to communicate information securely, and that protect the integrity of data stored on computers and storage devices, and include our MOJO expeditionary tactical gateway family of products.

Factors and Trends Affecting our Results of Operations

We believe that the performance of our business and our results of operations in a given period are driven by various factors, including:

•
the timing and impact of acquisitions and divestitures (such as the Inmarsat Acquisition) and transaction-related or integration costs and any incurrence or repayment of indebtedness in connection therewith;
•
the extent and stage of our satellite design, construction and launch activities, the associated level of investment required, the impact of any construction or launch delays, operational or launch failures or satellite anomalies or deployment issues, and the impact of bringing newly launched satellites into commercial service and associated ramp-up activities and costs (see the discussion below under “Satellite-Related Activities”);
•
our ability to manage available bandwidth ahead of new satellites entering commercial service;
•
our ability to maintain the health, capacity, control and level of service of our satellite fleet, or the existence or occurrence of any malfunctions or anomalies in or other disruptions to our satellites;
•
changes in the levels of our R&D spending, including the effects of associated tax credits;
•
the uptake of our in-flight services by commercial airlines and number of aircraft retrofitted or installed with our IFC systems, and the rate of revenue growth in our IFC-related businesses in our satellite services and commercial networks segments, as well as the impact of the grounding or slowdown in manufacture of aircraft related to aircraft safety, maintenance or other issues;
•
the rate of growth in worldwide demand for mobile and fixed broadband connectivity, including growth in the number of aircraft and vessels in service, passengers, internet users, applications and connected devices;
•
the rate of technological innovation and change in the industries in which we operate, and the introduction of new competing technologies, products and services by new and existing competitors;
•
seasonal effects related to the timing of contract awards, the timing and availability of U.S. Government funding, and the timing of product deliveries and customer acceptance in our government systems segment, as well as increased demand for IFC services from airline passengers during peak holiday and summer travel periods and subscriber activity for our fixed broadband services related to traditional retail selling periods in our satellite services segment;

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
•
our reliance on a global supply chain, including contract manufacturers and single-source or limited groups of suppliers; the impact of supply chain bottlenecks, and our ability to purchase component parts that are periodically subject to shortages or supply chain disruptions resulting from surges in demand, natural disasters, wars and other conflicts or other events;
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

We may see some negative impacts on revenues and operating cash flows from our aviation businesses in fiscal year 2025 and potentially beyond, as a result of the impacts of regulatory oversight, approvals for new model aircraft and lingering global supply chain issues on the timely deliveries of aircraft to our commercial airline customers. The extent of global economic challenges (including lingering impacts of the COVID-19 pandemic) on our business in fiscal year 2025 and potentially beyond will depend on many factors, including the extent of effects on important global, regional and local supply chains, overall supply and demand, global air travel, consumer confidence, discretionary spending levels and levels of economic activity.

See also “Business–Segments” in Part I, Item 1 of this report for a discussion of what we believe to be key drivers for future growth in each of our segments.

Inmarsat Acquisition

On May 30, 2023, we purchased all of the issued and outstanding shares of Connect Topco Limited, a private company limited by shares and incorporated in Guernsey (Inmarsat Holdings and, together with its subsidiaries, Inmarsat), in exchange for approximately $550.7 million in cash and 46.36 million shares of our common stock (the Inmarsat Acquisition). In connection with the closing of the Inmarsat Acquisition, we entered into the 2023 Term Loan Facility and Bridge Facility, which were fully drawn at closing. On September 28, 2023, we replaced the Bridge Facility with the 2031 Notes, in the same principal amount and at the same interest rate.

The assets and results of operations of Inmarsat's commercial business are primarily included in our satellite services segment (with an insignificant amount included in our commercial networks segment) and Inmarsat's government business included in our government systems segment for the period following the closing of the Inmarsat Acquisition on May 30, 2023.

Other Transactions

On January 3, 2023, we completed the sale of certain assets and assigned certain liabilities comprising our Link-16 TDL Business to L3Harris in exchange for approximately $1.96 billion in cash, subject to certain adjustments. Unless otherwise noted, discussion throughout this Item 7 relates to our continuing operations only and excludes the Link-16 TDL Business. See Note 5 — Discontinued Operations to our consolidated financial statements for additional information.

On April 30, 2021, we completed our acquisition of the remaining 51% interest in EBI, a satellite broadband internet service provider in EMEA, from Eutelsat. We paid approximately $167.0 million in cash, net of approximately $22.0 million of purchase price consideration received during the second quarter of fiscal year 2024 and $121.7 million of EBI’s cash on hand, resulting in a cash outlay of approximately $29.0 million.

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

Satellite-Related Activities

We launched the first of our third-generation ViaSat-3 class satellites, ViaSat-3 F1, into orbit on April 30, 2023. On July 12, 2023, we reported a reflector deployment issue that materially impacted the performance of the ViaSat-3 F1 satellite, and on August 24, 2023, we reported the I-6 F2 satellite (which was launched prior to the closing of the Inmarsat Acquisition) suffered a power subsystem anomaly during its orbit raising phase and concluded that the satellite would not operate as intended (see Note 1 — The Company and a Summary of Its Significant Accounting Policies — Property, equipment and satellites to our consolidated financial statements for more information).

We currently have ten GEO and HEO satellites under development: two additional high-capacity Ka-band GEO satellites (ViaSat-3 F2 ViaSat-3 F3), three additional adaptive Ka-band GEO satellites (Inmarsat GX 7, GX 8 and GX 9), two Ka-band HEO satellite payloads intended to provide polar coverage (Inmarsat GX 10a and GX 10b) and three Inmarsat-8 L-band GEO safety service satellites. The ViaSat-3 F1 satellite is expected to enter into commercial service in mid calendar year 2024. The ViaSat-3 F2 satellite is anticipated to be placed into commercial service by late calendar year 2025, with the ViaSat-3 F3 satellite expected to go into commercial service mid to late calendar year 2025.

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

As we continue to build and expand our global network and satellite fleet, from time to time we enter into satellite construction agreements for the construction and purchase of additional satellites and (depending on the satellite design) the integration of our payload and technologies into the satellites. See Note 14 — Commitments to our consolidated financial statements for information as of March 31, 2024 regarding our future minimum payments under our satellite construction contracts and other satellite-related purchase commitments (including satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites) for the next five fiscal years and thereafter. The total project cost to bring a new satellite into service will depend, among other things, on the scope and timing of the earth station infrastructure roll-out and the method used to procure fiber or other access to the earth station infrastructure. Our total cash funding of a satellite project may be reduced through third-party agreements, such as potential joint service offerings and other strategic partnering arrangements.

In connection with the launch of any new satellite and the commencement of commercial service on the satellite, we expect to incur additional operating costs that negatively impact our financial results. For example, when ViaSat-2 was placed in commercial service in the fourth quarter of fiscal year 2018, this resulted in additional operating costs in our satellite services segment during the ramp-up period prior to service launch and in the fiscal year following service launch. These increased operating costs included depreciation, amortization of capitalized software development, earth station connectivity, marketing and advertising costs, logistics, customer care and various support systems. In addition, interest expense increased during fiscal year 2019 as we no longer capitalized the interest expense relating to the debt incurred for the construction of ViaSat-2 and the related gateway and networking equipment once the satellite was in commercial service. As services using the new satellite scaled, however, our revenue base for broadband services expanded and we gained operating cost efficiencies, which together yielded incremental segment earnings contributions. We anticipate that we will incur a similar cycle of increased operating costs and constrained bandwidth supply as we prepare for and launch commercial services on future satellites, including our ViaSat-3 constellation, followed by increases in revenue base and in scale. However, there can be no assurance that we will be successful in significantly increasing revenues or achieving or maintaining operating profit in our satellite services segment, and any such gains may also be offset by investments in our global business. In addition, in fiscal years 2024 and 2023 we experienced (and we may in the future experience) capacity constraints on our existing satellites in the lead-up to the commencement of commercial service on new satellites.

Sources of Revenues

Our satellite services segment revenues are primarily derived from our in-flight services, fixed broadband services, maritime services (including narrowband and safety of communication capabilities primarily acquired through the Inmarsat Acquisition) and energy services.

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

Revenue recognition

We apply the five-step revenue recognition model under Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (commonly referred to as ASC 606) to our contracts with our customers. Under this model, we (1) identify the contract with the customer, (2) identify our performance obligations in the contract, (3) determine the transaction price for the contract, (4) allocate the transaction price to our performance obligations and (5) recognize revenue when or as we satisfy our performance obligations. These performance obligations generally include the purchase of services (including broadband capacity and the leasing of broadband equipment), the purchase of products, and the development and delivery of complex equipment built to customer specifications under long-term contracts. Taxes imposed by governmental authorities on our revenues, such as sales taxes and value added taxes, are excluded from net sales.

The timing of satisfaction of performance obligations may require judgment. We derive a substantial portion of our revenues from contracts with customers for services, primarily consisting of connectivity services. These contracts typically require advance or recurring monthly payments by the customer. Our obligation to provide connectivity services is satisfied over time as the customer simultaneously receives and consumes the benefits provided. The measure of progress over time is based upon either a period of time (e.g., over the estimated contractual term) or usage (e.g., bandwidth used/bytes of data processed). We evaluate whether broadband equipment provided to our customers as part of the delivery of connectivity services represents a lease in accordance with the authoritative guidance for leases (ASC 842). As discussed in Note 1 — The Company and a Summary of Its Significant Accounting Policies — Leases to our consolidated financial statements, for broadband equipment leased to customers in conjunction with the delivery of connectivity services, we account for the lease and non-lease components of connectivity service arrangements as a single performance obligation as the connectivity services represent the predominant component.

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

Performance obligations related to developing and delivering complex equipment built to customer specifications under long-term contracts are recognized over time as these performance obligations do not create assets with an alternative use to us and we have an enforceable right to payment for performance to date. To measure the transfer of control, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for our contracts because that best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Estimating the total costs at completion of a performance obligation requires management to make estimates related to items such as subcontractor performance, material costs and availability, labor costs and productivity and the costs of overhead. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recognized in the period the loss is determined. A one percent variance in our future cost estimates on open fixed-price contracts as of March 31, 2024 would change our income (loss) before income taxes by an insignificant amount.

The evaluation of transaction price, including the amounts allocated to performance obligations, may require significant judgments. Due to the nature of the work required to be performed on many of our performance obligations, the estimation of total revenue, and, where applicable, the cost at completion, is complex, subject to many variables and requires significant judgment. Our contracts may contain award fees, incentive fees, or other provisions, including the potential for significant financing components, that can either increase or decrease the transaction price. These amounts, which are sometimes variable, can be dictated by performance metrics, program milestones or cost targets, the timing of payments, and customer discretion. We estimate variable consideration at the amount to which we expect to be entitled.

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

Deferred costs to obtain or fulfill contract

Under ASC 340-40, Other Assets and Deferred Costs — Contracts with Customers, we recognize an asset from the incremental costs of obtaining a contract with a customer if we expect to recover those costs. The incremental costs of obtaining a contract are those costs that we incur to obtain a contract with a customer that we would not have incurred if the contract had not been obtained. ASC 340-40 also requires the recognition of an asset from the costs incurred to fulfill a contract when (1) the costs relate directly to a contract or to an anticipated contract that we can specifically identify, (2) the costs generate or enhance our resources that will be used in satisfying (or in continuing to satisfy) performance obligations in the future, and (3) the costs are expected to be recovered. We recognize an asset related to commission costs incurred primarily in our satellite services segment and recognize an asset related to costs incurred to fulfill contracts. Costs to acquire customer contracts are amortized over the estimated customer contract life. Costs to fulfill customer contracts are amortized in proportion to the revenue to which the costs relate. For contracts with an estimated amortization period of less than one year, we expense incremental costs immediately.

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

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. Except for the impairment related to certain of our satellites under construction and satellite programs (discussed in Note 1 — The Company and a Summary of Its Significant Accounting Policies — Property, equipment and satellites below) in the second and third quarters of fiscal year 2024 and the impairment of certain right-of-use assets in the fourth quarter of fiscal year 2023, no other material impairments were recorded by us for fiscal years 2024, 2023 and 2022. See Note 7 — Leases to our consolidated financial statements for additional information.

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

Based on our qualitative assessment performed during the fourth quarter of fiscal year 2024, we concluded that it was more likely than not that the estimated fair value of each of our reporting units exceeded their related carrying value as of March 31, 2024.

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

Our analysis of the need for a valuation allowance on deferred tax assets considered historical as well as forecasted future operating results, the reversal of temporary differences, taxable income in prior carryback years (if permitted), and the availability of tax planning strategies. Additionally, in our analysis, we also considered the fact that ASC 740 places more weight on the objectively verifiable evidence of current pre-tax losses and recent events than forecasts of future profitability.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data of our continuing operations for the periods indicated:

	Fiscal Years Ended
	March 31, 2024	March 31, 2023	March 31, 2022
Revenues:	100%	100%	100%
Product revenues	30	37	36
Service revenues	70	63	64
Operating expenses:
Cost of product revenues	23	29	29
Cost of service revenues	45	43	42
Selling, general and administrative (including satellite impairment and related charges, net — see Note 1 — The Company and a Summary of Its Significant Accounting Policies — Property, equipment and satellites to our consolidated financial statements)	44	28	27
Independent research and development	4	5	6
Amortization of acquired intangible assets	5	1	1
Income (loss) from continuing operations	(21)	(6)	(5)
Interest (expense) income, net	(7)	—	(1)
Income (loss) from continuing operations before income taxes	(28)	(6)	(6)
(Provision for) benefit from income taxes from continuing operations	3	(2)	2
Net income (loss) from continuing operations	(24)	(8)	(4)
Net income (loss) from discontinued operations, net of tax	—	51	4
Net income (loss) attributable to Viasat, Inc.	(25)	42	(1)

Fiscal Year 2024 Compared to Fiscal Year 2023

Revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2024	March 31, 2023	Increase (Decrease)	Increase (Decrease)
Product revenues	$1,279.2	$954.1	$325.0	34%
Service revenues	3,004.6	1,602.0	1,402.6	88%
Total revenues	$4,283.8	$2,556.2	$1,727.6	68%

Our total revenues grew by $1,727.6 million as a result of a $1,402.6 million increase in service revenues and a $325.0 million increase in product revenues, which increases reflect ten months of contribution from the Inmarsat Acquisition in fiscal year 2024. The service revenue increase was due to increases of $931.0 million in our satellite services segment, $461.8 million in our government systems segment, and $9.7 million in our commercial networks segment. The increase in product revenue was driven primarily by a $169.5 million increase in our government systems segment and a $155.5 million increase in our commercial networks segment.

Cost of revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2024	March 31, 2023	Increase (Decrease)	Increase (Decrease)
Cost of product revenues	$973.4	$736.4	$236.9	32%
Cost of service revenues	1,928.7	1,098.3	830.4	76%
Total cost of revenues	$2,902.1	$1,834.8	$1,067.3	58%

Cost of revenues increased by $1,067.3 million due to an increase of $830.4 million in cost of service revenues and $236.9 million in cost of product revenues. The cost of service revenues increase was primarily due to increased service revenues across each of our segments, causing a $961.6 million increase in cost of service revenues on a constant margin basis. The increase in cost of service revenues was partially offset by higher margins, primarily driven by our government systems and satellite services segments. The cost of product revenue increase was primarily due to increased product revenues, mainly from our government systems and commercial networks segments, causing a $230.3 million increase in cost of product revenues on a constant margin basis, prior to the effects of product revenues related to the Acacia litigation (see Note 15 — Contingencies to our consolidated financial statements for more information). The increase in cost of product revenues was further increased by lower margins, primarily driven by our government systems and commercial networks segments.

Selling, general and administrative expenses

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2024	March 31, 2023	Increase (Decrease)	Increase (Decrease)
Selling, general and administrative	$1,893.7	$718.6	$1,175.0	164%

The $1,175.0 million increase in selling, general and administrative (SG&A) expenses was driven primarily by a net loss of approximately $905.5 million related to satellite impairment, including liabilities associated with the termination of certain subcontractor agreements, net of estimated insurance claim receivables recorded in our satellite service segment, and also reflected acquisition and integration costs associated with the Inmarsat Acquisition. See Note 1 — The Company and a Summary of Its Significant Accounting Policies — Property, equipment and satellites to our consolidated financial statements for more information. Additionally, we experienced an increase in support costs of $212.6 million, reflected across all three of our segments, which reflects the inclusion of ten months of support costs relating to the Inmarsat business for the period following the Inmarsat Acquisition. The increase in SG&A expenses was also driven by $59.5 million in higher selling costs, reflected primarily in our satellite services and government systems segments. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, acquisition and transaction related expenses, facilities, finance, contract administration and general management.

Independent research and development

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2024	March 31, 2023	Increase (Decrease)	Increase (Decrease)
Independent research and development	$150.7	$128.9	$21.7	17%

The $21.7 million increase in IR&D expenses was mainly the result of a $17.1 million increase in our government systems segment (primarily related to the inclusion of IR&D expenses relating to the Inmarsat business for the period following the Inmarsat Acquisition, tactical satcom radio products and information assurance projects). The increase in our government systems segment was partially offset by a decrease in IR&D expenses related to advancement of integrated government satellite communications platforms. This overall increase in IR&D expenses was also due to a $4.6 million increase in our commercial networks segment (primarily related to the inclusion of IR&D expenses relating to the Inmarsat business for the period following the Inmarsat Acquisition, mobile satellite communication systems for commercial airline platforms and antenna systems). The increase in our commercial networks segment was partially offset by a decrease in IR&D expenses related to next-generation consumer broadband integrated technologies and next-generation satellite payload technologies.

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to 20 years. The $197.4 million increase in amortization of acquired intangible assets in fiscal year 2024 compared to the prior fiscal year was primarily related to the amortization of new intangibles acquired as a result of the Inmarsat Acquisition in May 2023. Expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
Expected for fiscal year 2025	$269,313
Expected for fiscal year 2026	269,161
Expected for fiscal year 2027	269,161
Expected for fiscal year 2028	269,161
Expected for fiscal year 2029	268,416
Thereafter	1,199,255
$2,544,467

Interest income

The $76.7 million increase in interest income for fiscal year 2024 compared to fiscal year 2023 was primarily due to the interest earned on the invested portion of the cash related to proceeds of approximately $1.96 billion received from L3Harris in the Link-16 TDL Sale as well as cash acquired as part of the Inmarsat Acquisition.

Interest expense

The $373.6 million increase in interest expense in fiscal year 2024 compared to fiscal year 2023 was primarily the result of the effects of increased interest expense arising from our increased level of indebtedness following the closing of the Inmarsat Acquisition on May 30, 2023. The increase in interest expense was partially offset by an increase in the amount of interest capitalized during fiscal year 2024 compared to the prior year period.

Income taxes

The income tax benefit in fiscal year 2024 primarily reflected the tax benefit from our loss before income taxes, partially offset by a valuation allowance recorded against our U.S. net deferred tax assets. The income tax provision in fiscal year 2023 primarily reflected the establishment of a valuation allowance on the deferred tax asset for California R&D tax credits and the expense for tax deficiencies upon settlement of stock-based compensation during the period, partially offset by the benefit of federal R&D tax credits. Our valuation allowance against deferred tax assets increased from $150.0 million at March 31, 2023 to $353.6 million at March 31, 2024. The valuation allowance relates to federal, state, and foreign net operating loss carryforwards, federal and state R&D tax credit carryforwards and foreign tax credit carryforwards.

Segment Results for Fiscal Year 2024 Compared to Fiscal Year 2023

Satellite services segment

Revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2024	March 31, 2023	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$—	$—	$—	—%
Segment service revenues	2,141.8	1,210.7	931.0	77%
Total segment revenues	$2,141.8	$1,210.7	$931.0	77%

The increase of $931.0 million in our satellite services segment revenues for fiscal year 2024 compared to the prior fiscal year was primarily due to ten months of contribution from the Inmarsat Acquisition in fiscal year 2024 and an increase in revenues from our in-flight services business compared to the prior fiscal year. The Inmarsat Acquisition contributed approximately $932.3 million of service revenues (nearly half from maritime services), while our in-flight services business service revenue increased $147.0 million as the number of commercial aircraft receiving our in-flight services through IFC systems and passenger air traffic both continued to increase. The increase in our satellite services segment revenues was partially offset by lower fixed broadband revenues in the United States as we continued to allocate a greater proportion of our bandwidth to our IFC business due to bandwidth constraints.

Segment operating profit (loss)

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2024	March 31, 2023	(Increase) Decrease	(Increase) Decrease
Segment operating profit (loss)	$(770.9)	$(41.0)	$(729.8)	(1,778)%
Percentage of segment revenues	(36)%	(3)%

The increase in our satellite services segment operating loss is primarily due to the recording of satellite impairment and related charges, net of estimated insurance claim receivables of approximately $905.5 million in fiscal year 2024, as well as higher SG&A costs of $131.4 million, mostly related to the Inmarsat Acquisition, partially offset by increased earnings contributions of $306.1 million, mainly due to ten months of revenue contribution from the Inmarsat Acquisition in fiscal year 2024 and improved margins from our in-flight services business as it continued to scale.

Commercial networks segment

Revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2024	March 31, 2023	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$685.9	$530.4	$155.5	29%
Segment service revenues	92.0	82.3	9.7	12%
Total segment revenues	$777.8	$612.6	$165.2	27%

Our commercial networks segment revenues increased by $165.2 million, due to a $155.5 million increase in product revenues and a $9.7 million increase in service revenues. The increase in product revenues was primarily the result of an increase in revenues recognized as a result of settlement payments from the Acacia litigation (see Note 15 — Contingencies to our consolidated financial statements for more information). The increase in product revenues was also driven by increases of $52.1 million in mobile satellite communication systems products related to higher IFC terminal shipments, $30.5 million in antenna systems products, $20.3 million in satellite payload technology development programs, and $6.6 million in fixed satellite networks. The increase in service revenues was primarily driven by increases in mobile satellite communication systems services.

Segment operating profit (loss)

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2024	March 31, 2023	(Increase) Decrease	(Increase) Decrease
Segment operating profit (loss)	$(135.0)	$(145.3)	$10.4	7%
Percentage of segment revenues	(17)%	(24)%

The $10.4 million decrease in our commercial networks segment operating loss was driven primarily by an increase in earnings contributions of $43.3 million, partially offset by higher SG&A costs of $28.4 million and an increase of $4.6 million in IR&D expenses (primarily related to the inclusion of IR&D expenses relating to the Inmarsat business for the period following the Inmarsat Acquisition, mobile satellite communication systems for commercial airline platforms and antenna systems, partially offset by a decrease in IR&D expenses related to next-generation consumer broadband integrated technologies and next-generation satellite payload technologies.

Government systems segment

Revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2024	March 31, 2023	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$593.3	$423.8	$169.5	40%
Segment service revenues	770.8	309.0	461.8	149%
Total segment revenues	$1,364.1	$732.8	$631.4	86%

Our government systems segment revenues increased by $631.4 million due to increases of $461.8 million in service revenues, and $169.5 million in product revenues. The service revenue increase was primarily due to ten months of contribution from the Inmarsat Acquisition in fiscal year 2024 and increases of $15.8 million in government mobile broadband services and $4.4 million in tactical satcom radio services. The Inmarsat Acquisition contributed approximately $431.1 million of service revenues in our government systems segment following the closing of the acquisition. The product revenue increase was primarily driven by a $113.1 million increase in cybersecurity and information assurance products, a $50.2 million increase due to the Inmarsat Acquisition, and a $17.1 million increase in tactical satcom radio products.

Segment operating profit (loss)

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2024	March 31, 2023	Increase (Decrease)	Increase (Decrease)
Segment operating profit (loss)	$243.2	$60.2	$183.0	304%
Percentage of segment revenues	18%	8%

The $183.0 million increase in our government systems segment operating profit was primarily driven by higher earnings contributions of $310.9 million, primarily due to increased revenues due to ten months of contribution from the Inmarsat Acquisition in fiscal year 2024. The increase in operating profit was partially offset by a $110.7 million increase in SG&A costs, of which $93.3 million related to the Inmarsat Acquisition, and a $17.1 million increase in IR&D expenses (primarily related to the inclusion of IR&D expenses relating to the Inmarsat business for the period following the Inmarsat Acquisition, tactical satcom radio products and information assurance projects partially offset by a decrease in IR&D expenses related to advancement of integrated government satellite communications platforms).

Fiscal Year 2023 Compared to Fiscal Year 2022

For a discussion of our results of operations for fiscal year 2023 as compared to fiscal year 2022, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

Backlog

Our firm and funded backlog as of March 31, 2024 is reflected in the table below.

As of March 31, 2024
(In millions)
Firm backlog
Satellite services segment	$1,731.9
Commercial networks segment	647.7
Government systems segment	1,316.4
Total	$3,696.0
Funded backlog
Satellite services segment	$1,731.9
Commercial networks segment	575.1
Government systems segment	1,175.4
Total	$3,482.4

The firm backlog does not include contract options. As of March 31, 2024, a little less than half of the firm backlog is expected to be delivered during the next 12 months, with the balance delivered thereafter. We include in our backlog only those orders for which we have accepted purchase orders, and not anticipated purchase orders and requests. In our satellite services segment, our backlog includes fixed broadband service revenues under our subscriber agreements, but does not include future recurring IFC service revenues under our agreements with commercial airlines. As of March 31, 2024, our IFC systems were installed and in service on approximately 3,720 commercial aircraft, of which approximately 70 were inactive at fiscal year end (mostly due to standard aircraft maintenance). We anticipate that approximately 1,360 additional commercial aircraft will be put into service with our IFC systems under existing customer agreements with commercial airlines. Due to the nature of commercial airline contracts, there can be no assurance that all anticipated purchase orders and requests will be placed or that anticipated IFC services will be activated on all such additional commercial aircraft.

Our total new awards which exclude future revenue under recurring consumer commitment arrangements were approximately $4.2 billion for fiscal year 2024 and $3.2 billion (of which $384.4 million was attributable to discontinued operations related to the Link-16 TDL Business) for fiscal year 2023.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing, export credit agency financing and equity financing. At March 31, 2024, we had $1.9 billion in cash and cash equivalents, $2.2 billion in working capital, no outstanding borrowings and borrowing availability of $591.5 million under the Viasat Revolving Credit Facility, and no outstanding borrowings and borrowing availability of $550.0 million under the Inmarsat Revolving Credit Facility. At March 31, 2023, we had $1.4 billion in cash and cash equivalents and restricted cash, $1.3 billion in working capital, and no outstanding borrowings and borrowing availability of $657.4 million under the Viasat Revolving Credit Facility. We invest our cash in excess of current operating requirements in short-term, highly liquid bank money market funds primarily investing in U.S. government-backed securities and treasuries.

The general cash needs of our satellite services, commercial networks and government systems segments can vary significantly and our future capital requirements will depend upon many factors, including cash required for our satellite projects and any future broadband satellite projects we may engage in, expansion of our IR&D and marketing efforts, and the nature and timing of orders. In particular:

•
The cash needs of our satellite services segment tend to be driven by the timing and amount of capital expenditures (e.g., payments under satellite construction and launch contracts and investments in ground infrastructure roll-out), investments in joint ventures, strategic partnering arrangements, network expansion activities, investments to obtain STCs to enable the retrofit installation of our IFC and W-IFE equipment and investments in platforms and software to support our services and entry into new markets, as well as the quality of customer, type of contract and payment terms, and timing and amount of recoveries under satellite insurance claims.
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

In November 2023, we announced an important milestone in our integration program following our Inmarsat Acquisition. As part of our ongoing strategy to streamline operations and better serve our growing customer base, we completed our work on the rationalization of roles in our global business, which is intended to achieve both operational and cost efficiencies. As part of the role rationalization, we reduced our global workforce by approximately 800 positions, or approximately 10%, and recorded total costs (primarily related to employee severance payments, benefits and related termination costs) of approximately $48 million during fiscal year 2024. These one-time costs were recorded within operating expenses in our consolidated statements of operations across all three of our segments, with insignificant amounts remaining to be incurred and paid.

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

Cash flows

Cash provided by operating activities for fiscal year 2024 was $688.2 million compared to $367.9 million for fiscal year 2023. This $320.3 million increase was driven by our operating results (net income (loss) adjusted for depreciation, amortization and other non-cash charges) which resulted in $648.1 million of higher cash provided by operating activities year-over-year, partially offset by a $327.7 million year-over-year increase in cash used to fund net operating assets. The increase in cash used to fund net operating assets during fiscal year 2024 when compared to the prior year period was primarily due to timing of payments related to our accrued liabilities and accounts payables, and the timing of deferred revenue recognized under certain long-term contracts acquired through the Inmarsat Acquisition in our satellite services segment.

Cash used in investing activities for fiscal year 2024 was $1.3 billion compared to cash provided by investing activities for fiscal year 2023 of $768.0 million. Cash used in investing activities for fiscal year 2024 reflects approximately $719 million in cash (net of cash acquired) used for the Inmarsat Acquisition in the first quarter of fiscal year 2024 and cash used for Inmarsat capital expenditures following the date of acquisition, partially offset by $508.6 million of cash receipts related to satellite insurance claim proceeds received during fiscal year 2024. Cash provided by investing activities for fiscal year 2023 reflected $1.9 billion recorded as cash proceeds in our consolidated statement of cash flows for fiscal year 2023 received from the Link-16 TDL Sale in the fourth quarter of fiscal year 2023. The remaining cash used for capital expenditures (excluding cash used for Inmarsat capital expenditures following the date of acquisition) remained relatively flat year-over-year.

Cash provided by financing activities for fiscal year 2024 was $1.1 billion compared to cash used in financing activities of $66.1 million for fiscal year 2023. Cash provided by financing activities for fiscal year 2024 was primarily comprised of proceeds from debt borrowings of approximately $1.3 billion incurred in connection with the Inmarsat Acquisition, partially offset by approximately $139 million in debt repayments. Cash used in financing activities for fiscal year 2023 was primarily comprised of debt repayments of $576.5 million and a payment of $30.0 million by our majority-owned subsidiary, TrellisWare Technologies, Inc., to repurchase shares of its common stock from its stockholders in the second quarter of fiscal year 2023 (see Note 1 — The Company and a Summary of Its Significant Accounting Policies — Noncontrolling interests to our consolidated financial statements for further information), partially offset by proceeds from debt borrowings of $540.0 million.

Capital Expenditures and IR&D Investments

Capital expenditures in fiscal year 2024 of $1.5 billion were 32% higher than fiscal year 2023, primarily due to the inclusion of Inmarsat's expenditures for the period following the closing of the Inmarsat Acquisition. Our total capital expenditures in fiscal year 2025 are expected to decline compared to fiscal year 2024 as the majority of the capital expenditures related to the ViaSat-3 constellation have been completed. We remain committed to meaningfully reducing aggregate capital expenditures as part of our Inmarsat integration strategy and as satellites currently under construction are completed. See Note 14 — Commitments to our consolidated financial statements for information as of March 31, 2024 regarding our future minimum payments under our satellite construction contracts and other satellite-related purchase commitments (including satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites) for the next five fiscal years and thereafter.

We also incur IR&D expenses, which are not directly funded by a third party. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to R&D projects. Our IR&D investments are expected to continue through fiscal year 2025 and beyond to support our growth, acceleration of new opportunities and entry into new markets (for example direct-to-device). IR&D expenses were approximately 4%, 5% and 6% of total revenues in fiscal years 2024, 2023 and 2022, respectively. As a government contractor, we are able to recover a portion of our IR&D expenses pursuant to our government contracts.

Long-Term Debt

As of March 31, 2024, the aggregate principal amount of our total outstanding indebtedness was $7.5 billion, which was comprised of (1) $700.0 million in aggregate principal amount of Viasat's 5.625% Senior Notes due 2025 (the 2025 Notes), $600.0 million in aggregate principal amount of Viasat's 5.625% Senior Secured Notes due 2027 (the 2027 Notes), $400.0 million in aggregate principal amount of Viasat's 6.500% Senior Notes due 2028 (the 2028 Notes), $733.4 million in aggregate principal amount of Viasat's 7.500% Senior Secured Notes due 2031 (the 2031 Notes) and $2.08 billion in aggregate principal amount of Inmarsat's 6.750% Senior Secured Notes due 2026 (the Inmarsat 2026 Notes), (2) $687.8 million in principal amount of outstanding borrowings under Viasat's $700.0 million senior secured term loan facility (the 2022 Term Loan Facility), $613.6 million in principal amount of outstanding borrowings under Viasat's $616.7 million senior secured term loan facility (the 2023 Term Loan Facility), $1.6 billion in principal amount of outstanding borrowings under Inmarsat's $1.6 billion senior secured term loan facilities (the Inmarsat Term Loan Facilities and, together with the Inmarsat Revolving Credit Facility, the Inmarsat Secured Credit Facilities), no outstanding borrowings under our Revolving Credit Facilities, and $39.3 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility, and (3) $26.8 million of finance lease obligations. For information regarding our outstanding indebtedness, refer to Note 8 — Senior Notes and Other Long-Term Debt to our consolidated financial statements.

Contractual Obligations

The following table sets forth a summary of certain material cash requirements for known contractual obligations and commitments at March 31, 2024:

(In thousands, including interest where applicable)	Next 12 months	Thereafter
Operating leases	$115,777	$857,760
Senior notes and other long-term debt (1)	646,651	9,457,788
Purchase commitments including satellite- related agreements	1,210,729	1,013,832
Total	$1,973,157	$11,329,380

(1) To the extent that the interest rate on any long-term debt is variable, amounts reflected represent estimated interest payments on the applicable current outstanding balance based on the interest rate at March 31, 2024 until the applicable maturity date, net of interest rate cap contracts (maturing in February 2025) set up to hedge the variable interest rates under the Inmarsat Term Loan Facilities. The interest rate cap contracts provide protection from Compound SOFR rates over 2% and covered the total nominal amount of the Inmarsat Term Loan Facilities of $1.6 billion.

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

Our consolidated balance sheets included $2.5 billion and $218.5 million of “other liabilities” as of March 31, 2024 and March 31, 2023, respectively, which primarily consisted of deferred income taxes and the long-term portion of deferred revenues. These remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at March 31, 2024 as defined in Regulation S-K Item 303(b) other than as discussed under “Contractual Obligations” above or disclosed in the notes to our consolidated financial statements included in this report.

Recent Authoritative Guidance

For information regarding recently adopted and issued accounting pronouncements, see Note 1 — The Company and a Summary of Its Significant Accounting Policies to the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and short-term and long-term obligations (including the Credit Facilities and the Notes), and interest rate cap contracts. We consider investments in highly liquid instruments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Our indebtedness for borrowed money comprises borrowings under our Credit Facilities and the aggregate principal amount outstanding under our Notes. The Notes and borrowings under our Ex-Im Credit Facility bear interest at a fixed rate and therefore our exposure to market risk for changes in interest rates relates primarily to borrowings under our remaining Credit Facilities, cash equivalents and short-term obligations.

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

Our primary interest rate under our variable rate Credit Facilities is the forward-looking term SOFR rate plus an applicable margin. As of March 31, 2024, the effective interest rate on our outstanding borrowings under the 2022 Term Loan Facility was 10.36% and under the 2023 Term Loan Facility was 10.91%. As of March 31, 2024, the weighted average effective interest rate under the Inmarsat Term Loan Facilities was approximately 9.59%. As of March 31, 2024, the effective interest rate that would have been applied to any new SOFR-based borrowings under the Viasat Revolving Credit Facility was approximately 7.89%, and under the Inmarsat Revolving Credit Facility was approximately 8.31%. As of March 31, 2024, we had no outstanding borrowings under our Revolving Credit Facilities. Accordingly, assuming the outstanding balance under the 2022 Term Loan Facility, the 2023 Term Loan Facility and the Inmarsat Term Loan Facilities remained constant over a year and we continued to have no outstanding borrowings under the Revolving Credit Facilities, a 10% increase in the interest rates would increase interest incurred, prior to effects of capitalized interest but taking into account Inmarsat's interest rate cap contracts with respect to the Inmarsat Term Loan Facilities, by approximately $13.0 million over a 12-month period.

We have entered into interest rate cap contracts to hedge the variable interest rates under the Inmarsat Term Loan Facilities. The interest rate cap contracts provide protection from Compound SOFR rates over 2% and covered the total nominal amount of the Inmarsat Term Loan Facilities of $1.6 billion. As of March 31, 2024, a 100 basis point increase or decrease in interest rates would increase or decrease the carrying and fair values of the interest rate cap contract by approximately $14.6 million.

Foreign Exchange Risk

We generally conduct our business in U.S. dollars. However, as our international business is conducted in a variety of foreign currencies, we are exposed to fluctuations in foreign currency exchange rates. A five percent variance in foreign currencies in which our international business is conducted would change our income (loss) before income taxes by an insignificant amount and $1.8 million for the fiscal years ended March 31, 2024 and 2023, respectively. Our objective in managing our exposure to foreign currency risk is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, from time to time, we may enter into foreign currency forward contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements at March 31, 2024 and March 31, 2023 and for each of the three fiscal years in the period ended March 31, 2024, and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (PCAOB ID 238), are included in this report on pages F-1 through F-53.

Summarized Quarterly Data (Unaudited)

The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results for the interim periods. Summarized quarterly data for fiscal years 2024 and 2023 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
2024
Total revenues	$779,791	$1,225,415	$1,128,539	$1,150,013
Income (loss) from operations	(41,516)	(804,667)	(43,918)	295
Net income (loss) from continuing operations	(76,902)	(765,763)	(119,349)	(85,483)
Net income (loss) from discontinued operations, net of tax	—	—	—	(10,422)
Net income (loss)	(76,902)	(765,763)	(119,349)	(95,905)
Net income (loss) attributable to Viasat, Inc.	(77,004)	(767,238)	(124,399)	(100,263)
Income (loss) per share attributable to Viasat, Inc. common stockholders - basic:
Continuing operations	$(0.83)	$(6.16)	$(0.99)	$(0.71)
Discontinued operations	—	—	—	(0.08)
Income (loss)	$(0.83)	$(6.16)	$(0.99)	$(0.80)
Income (loss) per share attributable to Viasat, Inc. common stockholders - diluted:
Continuing operations	$(0.83)	$(6.16)	$(0.99)	$(0.71)
Discontinued operations	—	—	—	(0.08)
Income (loss)	$(0.83)	$(6.16)	$(0.99)	$(0.80)
2023
Total revenues*	$575,056	$663,559	$651,444	$666,099
Income (loss) from operations*	(56,638)	4,685	(31,311)	(72,692)
Net income (loss) from continuing operations*	(38,564)	(69,743)	(44,758)	(58,574)
Net income (loss) from discontinued operations, net of tax*	17,525	22,187	4,333	1,258,342
Net income (loss)	(21,039)	(47,556)	(40,425)	1,199,768
Net income (loss) attributable to Viasat, Inc.*	(21,564)	(48,240)	(42,228)	1,196,838
Income (loss) per share attributable to Viasat, Inc. common stockholders - basic:
Continuing operations	$(0.52)	$(0.93)	$(0.61)	$(0.80)
Discontinued operations*	0.23	0.29	0.06	16.36
Income (loss)	$(0.29)	$(0.64)	$(0.55)	$15.56
Income (loss) per share attributable to Viasat, Inc. common stockholders - diluted:
Continuing operations	$(0.52)	$(0.93)	$(0.61)	$(0.80)
Discontinued operations*	0.23	0.29	0.06	16.36
Income (loss)	$(0.29)	$(0.64)	$(0.55)	$15.56

* Certain prior period quarterly amounts have been adjusted by an insignificant amount from the amounts previously reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, due to the determination that certain contracts could not be novated in connection with the closing of the Link-16 TDL Sale.

In the second quarter of fiscal year 2024 and second quarter of fiscal year 2023, we recorded a one-time benefit from a litigation settlement of $95.3 million and $55.8 million, respectively, in revenues. See Note 15 — Contingencies to our consolidated financial statements for more information.

The summarized quarterly data above includes the operating results of Inmarsat from the date of acquisition on May 30, 2023. Therefore the first quarter of fiscal year 2024 only includes one month of Inmarsat's operating results, whereas the remaining quarters of fiscal year 2024 include a full quarter of Inmarsat's operating results.

On January 3, 2023, we completed the Link-16 TDL Sale, and as a result the fourth quarter of fiscal year 2023 included the impact of the gain of approximately $1.66 billion (net of costs to sell of $40.8 million) within net income (loss) from discontinued operations, net of tax on the consolidated statements of operations and comprehensive income (loss) for fiscal year 2023.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2024.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the company’s management, including our Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of March 31, 2024.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We completed the acquisition of Inmarsat on May 30, 2023. SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessments of internal control over financial reporting and disclosure controls and procedures for a period not to exceed one year from the date of the acquisition. Accordingly, we have excluded Inmarsat from our assessment of internal control over financial reporting as of March 31, 2024. We have reported the operating results of Inmarsat in our consolidated statements of operations and cash flows from the acquisition date through March 31, 2024. Inmarsat is a wholly-owned subsidiary whose total assets and total revenues represent approximately 54% of our total assets and approximately 34% of our total revenues, as of and for the year ended March 31, 2024.

The Company’s independent registered public accounting firm has audited the effectiveness of the company’s internal control over financial reporting as of March 31, 2024, as stated in their report which appears on page F-1.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. During the quarter ended March 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended March 31, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included in our definitive Proxy Statement to be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders (the Proxy Statement) under the headings “Corporate Governance Principles and Board Matters,” “Election of Directors” and “Ownership of Securities,” and is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this report:
(1)
Consolidated Financial Statements

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)
Exhibits

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1*	Share Purchase Agreement, dated as of November 8, 2021, by and among Viasat, Inc. and the shareholders of Connect Topco Limited party thereto	8-K	000-21767	2.1	11/08/2021

2.1(A)	Letter agreement, dated as of April 11, 2023, by and among Viasat, Inc. and the shareholders of Connect Topco Limited party thereto	10-K	000-21767	2.1(A)	05/22/2023

2.2*	Asset Purchase Agreement, dated as of October 1, 2022, by and between Viasat, Inc. and L3Harris Technologies, Inc.	8-K	000-21767	2.1	10/03/2022

3.1	Second Amended and Restated Certificate of Incorporation of ViaSat, Inc.	10-Q	000-21767	3.1	11/14/2000

3.1.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Viasat, Inc.	8-K	000-21767	3.1	06/02/2023

3.2	Amended and Restated Bylaws of ViaSat, Inc.	10-Q	000-21767	3.1	11/09/2023

4.1	Form of Common Stock Certificate (p)	S-1/A	333-13183	4.1	11/05/1996

4.2	Indenture dated as of September 21, 2017, between ViaSat, Inc. and Wilmington Trust, National Association, as trustee	8-K	000-21767	4.1	09/21/2017

4.2.1	Form of 5.625% Senior Note due 2025 of ViaSat, Inc. (attached as Exhibit A to the Indenture filed as Exhibit 4.2 hereto)	8-K	000-21767	4.1	09/21/2017

4.3	Indenture, dated as of March 27, 2019, between Viasat, Inc. and Wilmington Trust, National Association, as trustee and as collateral trustee	8-K	000-21767	4.1	03/27/2019

4.3.1	Form of 5.625% Senior Secured Note due 2027 of Viasat, Inc. (attached as Exhibit A to the Indenture filed as Exhibit 4.3 hereto)	8-K	000-21767	4.1	03/27/2019

4.4	Indenture, dated as of June 24, 2020, between Viasat, Inc. and Wilmington Trust, National Association, as trustee	8-K	000-21767	4.1	06/24/2020

4.4.1	Form of 6.500% Senior Note due 2028 of Viasat, Inc. (attached as Exhibit A to the Indenture filed as Exhibit 4.4 hereto)	8-K	000-21767	4.1	06/24/2020

4.5	Indenture, dated as of September 28, 2023, between Viasat, Inc. and Wilmington Trust, National Association, as trustee	8-K	000-21767	4.1	09/28/2023

4.5.1	Form of 7.500% Senior Notes due 2031 of Viasat, Inc. (attached as Exhibit A to the Indenture filed as Exhibit 4.5 hereto)	8-K	000-21767	4.1	09/28/2023

4.6	Indenture, dated as of October 7, 2019, by and among Connect Finco SARL, Connect U.S. Finco LLC and Wilmington Trust, National Association, as trustee	10-Q	000-21767	4.1	08/09/2023

4.6.1	Third Supplemental Indenture, dated as of November 15, 2023, among Connect Finco SARL, Connect U.S. FINCO LLC, the guarantors party thereto and Wilmington Trust, National Association, as trustee	10-Q	000-21767	4.1	02/08/2024

4.7	Description of Registered Securities					X

10.1*	Stockholders Agreement, dated as of November 8, 2021, by and among Viasat, Inc. and the shareholders of Connect Topco Limited party thereto	8-K	000-21767	10.3	11/08/2021

10.2	Form of Indemnification Agreement between ViaSat, Inc. and each of its directors and officers	8-K	000-21767	99.1	03/07/2008

10.3**	Viasat, Inc. Employee Stock Purchase Plan (As Amended and Restated Effective September 7, 2023)	8-K	000-21767	10.2	09/08/2023

10.4**	1996 Equity Participation Plan of Viasat, Inc. (As Amended and Restated Effective September 7, 2023)	8-K	000-21767	10.1	09/08/2023

10.5**	Form of Stock Option Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	10-K	000-21767	10.4	05/26/2015

10.6**	Form of Stock Option Agreement for the 1996 Equity Participation Plan of ViaSat, Inc. — Independent Director	10-Q	000-21767	10.4	11/09/2023

10.7**	Form of Performance Stock Option Agreement for the Viasat Inc. 1996 Equity Participation Plan (Stock Price)	10-Q	000-21767	10.1	02/08/2024

10.8**	Form of Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.—Global	10-K	000-21767	10.5	05/25/2017

10.9**	Form of Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.—Independent Director	10-K	000-21767	10.6	05/26/2015

10.10**	Form of Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.—Executive	10-K	000-21767	10.7	05/26/2015

10.11**	Form of Change in Control Severance Agreement between ViaSat, Inc. and each of its executive officers	8-K	000-21767	10.1	08/04/2010

10.11.1**	Form of First Amendment to Change in Control Severance Agreement between ViaSat, Inc. and each of its executive officers	10-K	000-21767	10.12.1	5/31/2022

10.12**	Severance Agreement, dated as of April 13, 2023, by and between Viasat, Inc. and K. Guru Gowrappan	10-K	000-21767	10.11	05/22/2023

10.13**	RigNet, Inc. 2010 Omnibus Incentive Plan	S-8	333-255690	10.3	04/30/2021

10.13.1**	Amendment to RigNet, Inc. 2010 Omnibus Incentive Plan	S-8	333-255690	10.4	04/30/2021

10.14**	RigNet, Inc. 2019 Omnibus Incentive Plan	S-8	333-255690	10.5	04/30/2021

10.14.1**	Amendment to RigNet, Inc. 2019 Omnibus Incentive Plan	S-8	333-255690	10.6	04/30/2021

10.15	Credit Agreement dated as of November 26, 2013, by and among ViaSat, Inc., Union Bank, N.A. (as agent) and the other lenders party thereto	8-K	000-21767	10.1	11/26/2013

10.15.1	First Amendment to Credit Agreement and Other Loan Documents dated as of March 12, 2015, by and among ViaSat, Inc., Union Bank, N.A. (as agent) and the other lenders party thereto	8-K	000-21767	10.2	03/13/2015

10.15.2	Second Amendment to Credit Agreement and Other Loan Documents dated as of May 24, 2016, by and among Viasat, Inc., MUFG Union Bank, N.A. (as agent) and the other lenders party thereto	8-K	000-21767	10.1	05/24/2016

10.15.3	Third Amendment to Credit Agreement dated as of May 24, 2018 by and among Viasat, Inc., MUFG Union Bank, N.A. (as agent) and the other lenders party thereto	10-K	000-21767	10.10.3	05/30/2018

10.15.4	Fourth Amendment to Credit Agreement dated as of January 18, 2019, by and among Viasat, Inc., MUFG Union Bank, N.A. (as administrative agent and collateral agent) and the other lenders party thereto	8-K	000-21767	10.1	01/22/2019

10.15.5	Fifth Amendment to Credit Agreement, dated as of November 23, 2021, by and among Viasat, Inc., MUFG Union Bank, N.A. (as administrative agent and collateral agent), and the other lenders party thereto	8-K	000-21767	10.1	11/30/2021

10.15.6	Sixth Amendment to Credit Agreement, dated as of March 4, 2022, by and among Viasat, Inc., MUFG Union Bank, N.A. (as administrative agent and collateral agent), and the other lenders party thereto	8-K	000-21767	10.2	03/04/2022

10.15.7	Seventh Amendment to Credit Agreement, dated as of August 24, 2023, by and among Viasat, Inc., MUFG Bank, Ltd. (as successor-in-interest to MUFG Union Bank, N.A.), as administrative agent and collateral agent, and the other lenders party thereto	8-K	000-21767	10.1	08/25/2023

10.15.8	Joinder Agreement, dated as of September 6, 2023, by and among Viasat, Inc. as borrower, MUFG Bank, Ltd. (as successor in interest to MUFG Union Bank, N.A.), as administrative agent and collateral agent, and the lender party thereto.	8-K	000-21767	10.1	09/07/2023

10.16	Credit Agreement dated as of March 12, 2015, by and among ViaSat Technologies Limited, ViaSat, Inc., JPMorgan Chase Bank, National Association	8-K	000-21767	10.1	03/13/2015

	(as Ex-Im facility agent) and the Export-Import Bank of the United States

10.16.1	First Amendment to Credit Agreement, dated as of June 12, 2015, by and among ViaSat Technologies Limited, ViaSat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im Facility Agent) and the Export-Import Bank of the United States	10-Q	000-21767	10.1	08/10/2015

10.16.2	Second Amendment Agreement, dated as of March 23, 2016, by and among ViaSat Technologies Limited, ViaSat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im Facility Agent) and the Export-Import Bank of the United States	8-K	000-21767	10.1	03/24/2016

10.16.3	Third Amendment Agreement, dated as of October 11, 2016, by and among ViaSat Technologies Limited, ViaSat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im Facility Agent) and the Export-Import Bank of the United States	8-K	000-21767	10.1	10/12/2016

10.16.4	Fourth Amendment to Credit Agreement, dated as of July 17, 2018, by and among Viasat Technologies Limited, Viasat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im Facility Agent) and the Export-Import Bank of the United States	8-K	000-21767	10.1	07/23/2018

10.16.5	Fifth Amendment Agreement, dated as of February 28, 2019, by and among Viasat Technologies Limited, Viasat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im Facility Agent) and the Export-Import Bank of the United States	8-K	000-21767	10.1	02/28/2019

10.16.6	Sixth Amendment to Credit Agreement, dated as of August 3, 2022, among Viasat Technologies Limited, Viasat, Inc., JP Morgan Chase Bank, National Association, and the Export-Import Bank of the United States	10-Q	000-21767	10.2	08/09/2022

10.16.7	Seventh Amendment to Credit Agreement, dated as of April 14, 2023, among Viasat Technologies Limited, Viasat, Inc., JP Morgan Chase Bank, National Association, and the Export-Import Bank of the United States	10-Q	000-21767	10.9	11/09/2023

10.16.8	Eighth Amendment to Credit Agreement, dated as of September 27, 2023, among Viasat Technologies Limited, Viasat, Inc., JP Morgan Chase Bank, National Association, and the Export-Import Bank of the United States	10-Q	000-21767	10.10	11/09/2023

10.17	Credit Agreement, dated as of March 4, 2022, by and among Viasat, Inc., Bank of America, N.A. (as administrative agent and collateral agent), and the other lenders party thereto	8-K	000-21767	10.1	03/04/2022

10.18	Amendment and Restatement Agreement, dated as of September 22, 2023, by and among Viasat, Inc., Bank of America, N.A. (as administrative agent and collateral agent), and the other lenders party thereto	8-K	000-21767	10.1	09/25/2023

10.19	Credit Agreement, dated as of December 12, 2019, by and among Connect Midco Limited, Connect Bidco Limited, Connect Finco SARL, Connect U.S. Finco LLC, Barclays Bank PLC (as administrative agent and collateral agent), and the other lenders party thereto	10-Q	000-21767	10.4	08/09/2023

10.19.1	Amendment No.1 to Credit Agreement, dated as of January 25, 2021, by and among Connect Midco Limited, Connect Bidco Limited, Connect Finco SARL, Connect U.S. Finco LLC, Barclays Bank PLC (as administrative agent and collateral agent), and the other lenders party thereto	10-Q	000-21767	10.4.1	08/09/2023

10.19.2	Amendment No. 2 to Credit Agreement, dated as of December 17, 2021, by and among Connect Midco Limited, Connect Bidco Limited, Connect Finco SARL, Connect U.S. Finco LLC, Barclays Bank PLC (as administrative agent and collateral agent), and the other lenders party thereto	10-Q	000-21767	10.4.2	08/09/2023

10.19.3	Amendment No. 3 to Credit Agreement, dated as of December 2, 2022, by and among Connect Midco Limited, Connect Bidco Limited, Connect Finco SARL, Connect U.S. Finco LLC, Barclays Bank PLC (as administrative agent and collateral agent), and the other lenders party thereto	10-Q	000-21767	10.4.3	08/09/2023

10.19.4	Amendment No. 4 to Credit Agreement, dated as of March 28, 2024 by and among Connect Finco SARL, Connect U.S. Finco LLC, the subsidiary loan parties party thereto, Barclays Bank PLC, as existing administrative agent and collateral agent, Bank of America, N.A., as successor administrative agent and collateral agent, and the lenders party thereto	8-K	000-21767	10.1	03/28/2024

19	Viasat, Inc. Insider Trading Compliance Policies and Procedures					X

21.1	Subsidiaries					X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see signature page)					X

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer					X

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer					X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97	Viasat, Inc. Compensation Recovery Policy Adopted Under Section 10Q of the Exchange Act and the NASDAQ Listing Rules					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document					X

104	Cover Page (formatted as inline XBRL and contained in Exhibit 101)					X

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

Date: May 29, 2024

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

Signature	Title	Date

/s/ MARK DANKBERG	Chairman of the Board and Chief Executive Officer	May 29, 2024
Mark Dankberg	(Principal Executive Officer)

/s/ SHAWN DUFFY	Senior Vice President and	May 29, 2024
Shawn Duffy	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ RICHARD BALDRIDGE	Director	May 29, 2024
Richard Baldridge

/s/ JAMES BRIDENSTINE	Director	May 29, 2024
James Bridenstine

/s/ ROBERT JOHNSON	Director	May 29, 2024
Robert Johnson

/s/ SEAN PAK	Director	May 29, 2024
Sean Pak

/s/ JOHN STENBIT	Director	May 29, 2024
John Stenbit

/s/ ANDREW SUKAWATY	Director	May 29, 2024
Andrew Sukawaty

/s/ RAJEEV SURI	Director	May 29, 2024
Rajeev Suri

/s/ THERESA WISE	Director	May 29, 2024
Theresa Wise

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Viasat, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Viasat, Inc. and its subsidiaries (the “Company”) as of March 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended March 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Connect Topco Limited (“Inmarsat”) from its assessment of internal control over financial reporting as of March 31, 2024, because it was acquired by the Company in a purchase business combination during fiscal year 2024. We have also excluded Inmarsat from our audit of internal control over financial reporting. Inmarsat is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 54% and 34%, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2024.

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

Revenue Recognition – Satellite Services Segment

As described in Notes 1 and 16 to the consolidated financial statements, the satellite services segment revenue was $2,141.8 million for the fiscal year ended March 31, 2024, of which a majority relates to revenues from contracts with customers for services. The Company’s satellite services segment revenues are primarily derived from the Company’s in-flight services, fixed broadband services, maritime services (including narrowband and safety of communication capabilities primarily acquired through the Inmarsat Acquisition), and energy services. These contracts typically require advance or recurring monthly payments by the customer. The Company’s obligation to provide connectivity services is satisfied over time as the customer simultaneously receives and consumes the benefits provided. The measure of progress over time is based upon either a period of time (e.g., over the estimated contractual term) or usage (e.g., bandwidth used/bytes of data processed).

The principal consideration for our determination that performing procedures relating to revenue recognition within the satellite services segment is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of the satellite services revenue at the transaction price based upon either a period of time or usage. These procedures also included, among others (i) developing an independent expectation of revenue using metrics, such as revenue by period, subscribers over time, active carriers, average revenue per carrier, and average revenue per user, and comparing the result to revenue recognized by management related to revenue from satellite services; and (ii) testing the completeness and accuracy of the underlying data used by management in estimating the contract term by obtaining and inspecting customer additions, disconnects, and other customer activity and trends, where applicable.

Acquisition of Connect Topco Limited (“Inmarsat”) – Valuation of Customer Relationships, and Orbital Slots

As described in Notes 1 and 4 to the consolidated financial statements, on May 30, 2023, the Company completed the acquisition of Connect Topco Limited (“Inmarsat”) for net consideration of $2.7 billion. Of the acquired intangible assets, $1.3 billion of customer relationships and $1.1 billion of orbital slots and spectrum assets were recorded, of which orbital slots comprise the majority of the balance. Management allocated the purchase price to tangible and intangible assets acquired and liabilities assumed based on the preliminary estimates of their fair values, which is subject to adjustment for up to one year after the closing of the Inmarsat Acquisition as additional information is obtained. Fair value is estimated by management using a multi-period excess earnings method for customer relationships and an avoided cost method for orbital slots and spectrum assets. Management’s cash flow projections for the intangible assets acquired included significant judgments and assumptions relating to revenue growth rates, customer attrition rates, discount rates, and contributory asset charges for customer relationships and hypothetical lease payments, discount rates, and contributory asset charges for orbital slots and spectrum assets.

The principal considerations for our determination that performing procedures relating to the valuation of customer relationships and orbital slots acquired in the acquisition of Inmarsat is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer relationships and orbital slots acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, customer attrition rates, discount rates, and contributory asset charges for customer relationships and hypothetical lease payments, discount rates, and contributory asset charges for orbital slots; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships and orbital slots acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the customer relationships and orbital slots acquired; (iii) evaluating the appropriateness of the multi-period excess earnings and avoided cost methods used by management; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings and avoided cost methods; and (v) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, customer attrition rates, discount rates, and contributory asset charges for customer relationships and hypothetical lease payments, discount rates, and contributory asset charges for orbital slots. Evaluating management’s assumptions related to revenue growth rates for customer relationships involved considering (i) the current and past performance of the Inmarsat business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Evaluating management’s assumptions related to hypothetical lease payments for orbital slots involved considering (i) the consistency with external market and industry data; and (ii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings and avoided cost methods and (ii) the reasonableness of the discount rate, customer attrition rates and contributory asset charges assumptions for customer relationships and the hypothetical lease payments, discount rates, and contributory asset charges assumptions for orbital slots.

/s/ PricewaterhouseCoopers LLP

San Diego, California

May 29, 2024

We have served as the Company’s auditor since 1992.

VIASAT, INC.

CONSOLIDATED BALANCE SHEETS

	As of March 31, 2024	As of March 31, 2023
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,901,033	$1,348,854
Restricted cash	—	30,532
Accounts receivable, net	678,210	419,934
Inventories	317,878	268,563
Prepaid expenses and other current assets	581,783	176,629
Total current assets	3,478,904	2,244,512

Property, equipment and satellites, net	7,557,206	4,378,283
Operating lease right-of-use assets	393,077	281,757
Other acquired intangible assets, net	2,544,467	201,205
Goodwill	1,621,763	158,542
Other assets	733,947	466,038
Total assets	$16,329,364	$7,730,337

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$287,206	$271,548
Accrued and other liabilities	950,621	647,232
Current portion of long-term debt	58,054	37,939
Total current liabilities	1,295,881	956,719

Senior notes	4,354,714	1,689,186
Other long-term debt	2,774,521	732,315
Non-current operating lease liabilities	379,644	273,006
Other liabilities	2,452,100	218,542
Total liabilities	11,256,860	3,869,768
Commitments and contingencies (Notes 14 and 15)
Equity:
Viasat, Inc. stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2024 and 2023, respectively	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 125,849,088 and 76,912,016 shares outstanding at March 31, 2024 and 2023, respectively	13	8
Paid-in capital	4,797,253	2,540,679
Retained earnings	249,432	1,318,336
Accumulated other comprehensive income (loss)	(21,268)	(34,713)
Total Viasat, Inc. stockholders’ equity	5,025,430	3,824,310
Noncontrolling interest in subsidiary	47,074	36,259
Total equity	5,072,504	3,860,569
Total liabilities and equity	$16,329,364	$7,730,337

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Fiscal Years Ended
	March 31, 2024	March 31, 2023	March 31, 2022
	(In thousands, except per share data)
Revenues:
Product revenues	$1,279,164	$954,126	$860,726
Service revenues	3,004,594	1,602,032	1,556,453
Total revenues	4,283,758	2,556,158	2,417,179
Operating expenses:
Cost of product revenues	973,375	736,446	699,549
Cost of service revenues	1,928,721	1,098,308	1,011,726
Selling, general and administrative (including satellite impairment and related charges, net — see Note 1 — The Company and a Summary of Its Significant Accounting Policies — Property, equipment and satellites)	1,893,650	718,626	640,842
Independent research and development	150,653	128,923	149,474
Amortization of acquired intangible assets	227,165	29,811	28,729
Income (loss) from operations	(889,806)	(155,956)	(113,141)
Other income (expense):
Interest income	96,258	19,512	504
Interest expense	(400,398)	(26,809)	(29,391)
Other income, net	—	1,098	4,118
Income (loss) from continuing operations before income taxes	(1,193,946)	(162,155)	(137,910)
(Provision for) benefit from income taxes from continuing operations	139,474	(49,418)	36,517
Equity in income (loss) of unconsolidated affiliate, net	6,975	(66)	(281)
Net income (loss) from continuing operations	(1,047,497)	(211,639)	(101,674)
Net income (loss) from discontinued operations, net of tax	(10,422)	1,302,387	99,191
Net income (loss)	(1,057,919)	1,090,748	(2,483)
Less: net income (loss) attributable to noncontrolling interest, net of tax	10,985	5,942	13,051
Net income (loss) attributable to Viasat, Inc.	$(1,068,904)	$1,084,806	$(15,534)
Income (loss) per share attributable to Viasat, Inc. common stockholders - basic:
Continuing operations	$(9.03)	$(2.87)	$(1.56)
Discontinued operations	(0.09)	17.16	1.35
Income (loss)	$(9.12)	$14.29	$(0.21)
Income (loss) per share attributable to Viasat, Inc. common stockholders - diluted:
Continuing operations	$(9.03)	$(2.87)	$(1.56)
Discontinued operations	(0.09)	17.16	1.35
Income (loss)	$(9.12)	$14.29	$(0.21)
Shares used in computing basic net income (loss) per share	117,189	75,915	73,397
Shares used in computing diluted net income (loss) per share	117,189	75,915	73,397
Comprehensive income (loss):
Net income (loss)	$(1,057,919)	$1,090,748	$(2,483)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	2,982	(13,092)	(31,424)
Unrealized gain (loss) on hedging, net of tax	10,463	—	—
Other comprehensive income (loss), net of tax	13,445	(13,092)	(31,424)
Comprehensive income (loss)	(1,044,474)	1,077,656	(33,907)
Less: comprehensive income (loss) attributable to noncontrolling interest, net of tax	10,985	5,942	13,051
Comprehensive income (loss) attributable to Viasat, Inc.	$(1,055,459)	$1,071,714	$(46,958)

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	March 31, 2024	March 31, 2023	March 31, 2022
Cash Flows from Continuing and Discontinued Operations	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(1,057,919)	$1,090,748	$(2,483)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	867,641	409,564	407,376
Amortization of intangible assets	289,883	90,813	88,071
Stock-based compensation expense	83,631	84,459	86,808
Satellite impairment and disposition of fixed assets losses, net	975,383	45,892	46,793
Gain on disposition of business prior to costs to sell	—	(1,702,686)	—
Deferred income taxes and other non-cash adjustments	(111,077)	380,672	(11,772)
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(69,156)	(128,149)	(60,488)
Inventories	(13,387)	(73,135)	(2,300)
Other assets	45,669	1,125	26,854
Accounts payable	(41,499)	35,514	25,444
Accrued liabilities	(141,610)	184,257	(48,827)
Other liabilities	(139,363)	(51,213)	(49,835)
Net cash provided by (used in) operating activities	688,196	367,861	505,641
Cash flows from investing activities:
Purchase of property, equipment and satellites, and other assets	(1,539,385)	(1,164,317)	(990,310)
Payments related to acquisition of businesses, net of cash acquired	(342,621)	—	(139,533)
Proceeds from insurance claims on satellites	508,560	—	—
Proceeds from sale of short-term investments	164,266	—	—
Payments to acquire short-term investments	(82,000)	—	—
Proceeds from sale of business	—	1,932,354	—
Net cash provided by (used in) investing activities	(1,291,180)	768,037	(1,129,843)
Cash flows from financing activities:
Proceeds from debt borrowings	1,736,539	540,000	1,266,000
Payments on debt borrowings	(567,033)	(576,474)	(610,401)
Payments of debt issuance costs	(53,179)	(1,511)	(6,261)
Proceeds from issuance of common stock under equity plans	19,294	21,686	20,549
Purchase of common stock in treasury (immediately retired) related to tax withholdings for stock-based compensation	(11,713)	(16,493)	(22,969)
Repurchase of shares by majority-owned subsidiary	—	(30,000)	—
Other financing activities	448	(3,336)	(3,288)
Net cash provided by (used in) financing activities	1,124,356	(66,128)	643,630
Effect of exchange rate changes on cash	275	(843)	(4,918)
Net increase (decrease) in cash and cash equivalents and restricted cash	521,647	1,068,927	14,510
Cash and cash equivalents and restricted cash at beginning of fiscal year	1,379,386	310,459	295,949
Cash and cash equivalents and restricted cash at end of fiscal year	$1,901,033	$1,379,386	$310,459
Supplemental information:
Cash paid for interest (net of amounts capitalized)	$228,965	$11,000	$14,627
Cash paid for income taxes, net	$200,561	$16,491	$17,144
Non-cash investing and financing activities:
Issuance of common stock in connection with acquisition	$2,123,455	$—	$207,169
Issuance of common stock in satisfaction of certain accrued employee compensation liabilities	$31,173	$27,619	$24,488
Capital expenditures not paid for during the period	$4,633	$72,630	$67,931

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Viasat, Inc. Stockholders
	Common Stock
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total
	(In thousands, except share data)
Balance at March 31, 2021	68,529,133	$7	$2,092,595	$249,064	$9,803	$35,765	$2,387,234
Exercise of stock options	27,107	—	1,526	—	—	—	1,526
Issuance of stock under Employee Stock Purchase Plan	586,203	—	19,023	—	—	—	19,023
Stock-based compensation	—	—	100,118	—	—	—	100,118
Shares issued in settlement of certain accrued employee compensation liabilities	457,130	—	24,488	—	—	—	24,488
RSU awards vesting, net of shares withheld for taxes which have been retired	829,054	—	(22,969)	—	—	—	(22,969)
Shares issued in connection with acquisition of business	4,000,189	—	207,169	—	—	—	207,169
Other	—	—	—	—	—	(88)	(88)
Net income (loss)	—	—	—	(15,534)	—	13,051	(2,483)
Other comprehensive income (loss), net of tax	—	—	—	—	(31,424)	—	(31,424)
Balance at March 31, 2022	74,428,816	$7	$2,421,950	$233,530	$(21,621)	$48,728	$2,682,594
Issuance of stock under Employee Stock Purchase Plan	873,739	—	21,686	—	—	—	21,686
Stock-based compensation	—	—	97,701	—	—	—	97,701
Shares issued in settlement of certain accrued employee compensation liabilities	719,989	1	27,618	—	—	—	27,619
RSU awards vesting, net of shares withheld for taxes which have been retired	889,472	—	(16,493)	—	—	—	(16,493)
Other noncontrolling interest activity	—	—	(11,783)	—	—	(18,411)	(30,194)
Net income (loss)	—	—	—	1,084,806	—	5,942	1,090,748
Other comprehensive income (loss), net of tax	—	—	—	—	(13,092)	—	(13,092)
Balance at March 31, 2023	76,912,016	$8	$2,540,679	$1,318,336	$(34,713)	$36,259	$3,860,569
Exercise of stock options	2,633	—	82	—	—	—	82
Issuance of stock under Employee Stock Purchase Plan	867,016	—	19,212	—	—	—	19,212
Stock-based compensation	—	—	94,370	—	—	—	94,370
Shares issued in settlement of certain accrued employee compensation liabilities	687,851	—	31,173	—	—	—	31,173
RSU awards vesting, net of shares withheld for taxes which have been retired	1,015,936	—	(11,713)	—	—	—	(11,713)
Shares issued in connection with acquisition of business, net of issuance costs	46,363,636	5	2,123,450	—	—	—	2,123,455
Other noncontrolling interest activity	—	—	—	—	—	(170)	(170)
Net income (loss)	—	—	—	(1,068,904)	—	10,985	(1,057,919)
Other comprehensive income (loss), net of tax	—	—	—	—	13,445	—	13,445
Balance at March 31, 2024	125,849,088	$13	$4,797,253	$249,432	$(21,268)	$47,074	$5,072,504

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and a Summary of Its Significant Accounting Policies

The Company

Viasat, Inc. (also referred to hereafter as the “Company” or “Viasat”) is an innovative, global provider of communications technologies and services focused on making connectivity accessible, available and secure for current and future customers worldwide.

Principles of consolidation

The Company’s consolidated financial statements include the assets, liabilities and results of operations of Viasat, its wholly owned subsidiaries and its majority-owned subsidiary, TrellisWare Technologies, Inc. (TrellisWare). During the first quarter of fiscal year 2024, the Company completed the acquisition of Connect Topco Limited, a private company limited by shares and incorporated in Guernsey (Inmarsat Holdings and, together with its subsidiaries, Inmarsat), while during the first quarter of fiscal year 2022, the Company completed the acquisitions of the remaining 51% interest in Euro Broadband Infrastructure Sàrl (EBI) and RigNet, Inc. (RigNet) (see Note 4 — Acquisitions for more information). The acquisitions were accounted for as purchases and accordingly, the consolidated financial statements include the operating results of Inmarsat, EBI and RigNet from the dates of acquisition.

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

Discontinued Operations

On October 1, 2022, the Company entered into an Asset Purchase Agreement to sell certain assets and assign certain liabilities comprising the Company’s Link-16 Tactical Data Links business (the Link-16 TDL Business), part of the Company’s government systems segment, to L3Harris Technologies, Inc. (L3Harris) in exchange for approximately $1.96 billion in cash, subject to certain adjustments (the Link-16 TDL Sale). In accordance with the authoritative guidance for discontinued operations (Accounting Standards Codification (ASC) 205-20), the Company determined that the Link-16 TDL Business met held-for sale and discontinued operations accounting criteria at the end of the second quarter of fiscal year 2023. Accordingly, the Company classified the results of the Link-16 TDL Business as discontinued operations in its consolidated statements of operations for the fiscal years ended March 31, 2023 and 2022. On January 3, 2023, the Company completed the Link-16 TDL Sale. See Note 5 — Discontinued Operations for additional information.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted cash

Restricted cash relates to deposits required by certain counterparties as collateral pursuant to outstanding letters of credit. Restricted cash as of March 31, 2024 and March 31, 2023 was zero and $30.5 million, respectively.

In accordance with the authoritative guidance for the statement of cash flows (ASU 230), the following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that total to the amounts shown in the consolidated statements of cash flows.

	As of March 31, 2024	As of March 31, 2023
	(In thousands)
Cash and cash equivalents	$1,901,033	$1,348,854
Restricted cash	—	30,532
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows	$1,901,033	$1,379,386

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

Concentration of risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, derivative financial instruments and accounts receivable which are generally not collateralized. The Company limits its exposure to credit loss by placing its cash equivalents and derivative financial instruments with high credit quality financial institutions and investing in high quality short-term debt instruments. The Company establishes customer credit policies related to its accounts receivable based on historical collection experiences within the various markets in which the Company operates, historical past due amounts and any specific information that the Company becomes aware of such as bankruptcy or liquidity issues of customers.

Revenues from the U.S. Government as an individual customer comprised approximately 17%, 17% and 18% of total revenues for fiscal years 2024, 2023 and 2022, respectively. Billed accounts receivable to the U.S. Government as of March 31, 2024 and 2023 were approximately 13% and 21%, respectively, of total billed receivables. In addition, none of the Company’s commercial customers comprised 10% or more of total revenues for fiscal years 2024, 2023 and 2022. The Company's five largest contracts generated approximately 16%, 17% and 17% of the Company’s total revenues for the fiscal years ended March 31, 2024, 2023 and 2022, respectively.

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

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (ASC 835-20). With respect to the construction of satellites, gateway and networking equipment and other assets under construction, the Company capitalized $227.5 million, $159.7 million and $102.1 million of interest expense for the fiscal years ended March 31, 2024, 2023 and 2022, respectively.

The Company's complementary fleet of 20 in service or operational satellites spans the Ka-, L- and S- bands, with ten high-bandwidth Ka-band satellites, eight high-availability L-band satellites (three of which are contingency L-band satellites that are operational but not currently in service), an S-band satellite that supports the European Aviation Network (EAN) to provide IFC services to commercial airlines in Europe, and an I-6 class hybrid Ka-/L-band satellite (the I-6 F1 satellite). In addition, the ViaSat-3 F1 satellite has nearly completed in-orbit testing, and is expected to be integrated into the Company's existing satellite fleet initially covering the Americas. Furthermore, the Company has ten additional geostationary (GEO) and highly-elliptical earth orbit (HEO) satellites under development: two additional high-capacity Ka-band GEO satellites (ViaSat-3 F2 and ViaSat-3 F3), three additional adaptive Ka-band GEO satellites: (Inmarsat GX 7, GX 8 and GX 9), two Ka-band HEO satellite payloads intended to provide polar coverage (Inmarsat GX 10a and GX 10b) and three Inmarsat-8 L-band GEO safety service satellites. In addition to the Company's satellite fleet, the Company has purchased capacity on and has access to additional regional partner satellites. In addition, the Company owns related earth stations and networking equipment for all of its satellites. The Company procures CPE units leased to customers in order to connect to the Company's satellite network as part of the Company’s satellite services segment, which are reflected in investing activities and property, equipment and satellites, net in the accompanying consolidated financial statements. The Company depreciates the satellites, earth stations and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites, net, as of March 31, 2024 were $567.5 million and $267.4 million, respectively. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites, net, as of March 31, 2023 were $395.4 million and $213.6 million, respectively.

The Company launched the first of its third-generation ViaSat-3 class satellites, ViaSat-3 F1, into orbit on April 30, 2023. On July 12, 2023, the Company reported a reflector deployment issue that materially impacted the performance of the ViaSat-3 F1 satellite. The Company and the reflector provider conducted a rigorous review of the development and deployment of the affected reflector to determine its impact and potential remedial measures. In connection with the root cause analysis, the Company determined that while the satellite payload is functional, the Company will recover less than 10% of the planned throughput on the ViaSat-3 F1 satellite.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

As a result of the anomalies that occurred with respect to the ViaSat-3 F1 and I-6 F2 satellites, as well as the impact of integration efforts related to the Inmarsat Acquisition, the Company undertook extensive analysis of its existing integrated satellite fleet and ongoing satellites under construction projects, taking into account its anticipated future capacity needs, projected capital investment profile and access to third party satellites under existing bandwidth arrangements. Based on the impairment analysis performed during the second quarter of fiscal year 2024, as a result of the anomalies experienced in the two satellites and integration impact related to the Inmarsat Acquisition, the Company recorded a reduction to the carrying value of satellites under construction (including capitalized interest) and certain related assets of approximately $1.67 billion during the fiscal year ended March 31, 2024 (based on the Company's originally estimated ViaSat-3 F1 satellite output capabilities compared to the anticipated potential and configured capacity of the ViaSat-3 F1 satellite, the full value of the I-6 F2 satellite and the ViaSat-4 satellite program, each a separate asset group), which was partially offset by insurance claim receivables of approximately $770.0 million recorded in the third quarter of fiscal year 2024. As a result, the Company recorded a net loss of approximately $905.5 million during the fiscal year ended March 31, 2024, including liabilities associated with the termination of certain subcontractor agreements, in selling, general and administrative expenses in its satellite services segment in the consolidated statements of operations and comprehensive income (loss). During the fourth quarter of fiscal year 2024, the Company received approximately $508.6 million in insurance recovery proceeds related to such claims, and subsequent to the fiscal year ended March 31, 2024, nearly $75 million in additional insurance recovery proceeds were received.

Occasionally, the Company may enter into finance lease arrangements for various machinery, equipment, computer-related equipment, software, furniture, fixtures, or satellites. The Company records amortization of assets leased under finance lease arrangements within depreciation expense (see Note 1 — The Company and a Summary of Its Significant Accounting Policies — Leases and Note 7 — Leases for more information).

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

The Company has entered into several cloud computing arrangements that are hosted services contracts mainly as part of projects related to the continuous transformation of technology, integration and implementation of an ERP system. As of March 31, 2024 and 2023, gross capitalized implementation costs incurred in cloud computing arrangements was $63.6 million and $38.0 million, respectively. As of March 31, 2024 and 2023, the related accumulated amortization was $9.5 million and $5.3 million, respectively. During the fiscal year ended March 31, 2024 the Company recognized amortization of capitalized implementation costs of $4.2 million, and an insignificant amount during the fiscal years ending March 31, 2023 and 2022.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs related to patents of $3.9 million and $3.7 million were included in other assets as of March 31, 2024 and 2023, respectively. The Company capitalized costs of $117.0 million (including amounts acquired through the Inmarsat Acquisition) and $77.0 million related to acquiring and obtaining orbital slots and other licenses included in other assets as of March 31, 2024 and 2023, respectively. Accumulated amortization related to these assets was $8.4 million and $6.8 million as of March 31, 2024 and 2023, respectively. Amortization expense related to these assets was an insignificant amount for each of the fiscal years ended March 31, 2024, 2023, and 2022. If a patent, orbital slot or other license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During fiscal years 2024, 2023 and 2022, the Company did not write off any significant costs due to abandonment or impairment.

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense using the effective interest rate method, or, when the results are not materially different, on a straight-line basis over the expected term of the related debt. The Company capitalized $53.9 million, zero and $7.8 million of debt issuance costs during fiscal years 2024, 2023 and 2022, respectively. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in loss on extinguishment of debt in the consolidated statements of operations and comprehensive income (loss). If the terms of a financing obligation are amended and accounted for as a debt modification by the Company, fees incurred directly with the lending institution are capitalized and amortized over the remaining contractual term using the effective interest method. Fees incurred with other parties are expensed as incurred. Debt issuance costs related to the Company's revolving credit facilities (collectively, the Revolving Credit Facilities) are recorded in other long-term assets in the consolidated balance sheets in accordance with the authoritative guidance for imputation of interest (ASC 835-30). Debt issuance costs related to the Company’s senior secured and senior unsecured notes (collectively, the Notes) and senior secured term loan credit facilities (together with the Revolving Credit Facilities, the Credit Facilities) are recorded as a direct deduction from the carrying amount of the related debt, consistent with debt discounts, in accordance with the authoritative guidance for imputation of interest (ASC 835-30).

Software development

Costs of developing software for sale are charged to independent research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. As of March 31, 2024 and 2023, the Company has $723.9 million and $646.2 million, respectively, of capitalized costs related to software developed for resale. Accumulated amortization related to these assets was $483.3 million and $424.0 million as of March 31, 2024 and 2023, respectively. The Company capitalized $77.5 million and $59.4 million of costs related to software developed for resale during the fiscal years ended March 31, 2024 and 2023, respectively. Amortization expense for capitalized software development costs was $59.1 million, $54.4 million and $56.5 million during fiscal years 2024, 2023 and 2022, respectively. Amortization expense related to these assets is expected to be in the range of approximately $60 million to $30 million over each of the next five fiscal years (with the higher end of the range in the earlier fiscal years), estimated based on annual minimum straight-line amortization.

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), the Company assesses potential impairments to long-lived assets, including property, equipment and satellites, and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. Except for the impairment related to certain of the Company's satellites under construction and satellite programs (as discussed in Note 1 — The Company and a Summary

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

of Its Significant Accounting Policies — Property, equipment and satellites above) in the second and third quarters of fiscal year 2024 and the impairments of certain right-of-use assets in the fourth quarter of fiscal year 2023, no other material impairments were recorded by the Company for fiscal years 2024, 2023 and 2022. See Note 7 — Leases for additional information.

The Company accounts for its goodwill under the authoritative guidance for goodwill and other intangible assets (ASC 350). Current authoritative guidance, allows the Company to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If, after completing the qualitative assessment, the Company determines that it is more likely than not that the estimated fair value is greater than the carrying value, the Company concludes that no impairment exists. Alternatively, if the Company determines in the qualitative assessment that it is more likely than not that the fair value is less than its carrying value, then the Company performs a quantitative goodwill impairment test to identify both the existence of an impairment and the amount of impairment loss, by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than the carrying value, then a goodwill impairment charge will be recognized in the amount by which the carrying amount exceeds the fair value, limited to the total amount of goodwill allocated to that reporting unit. The Company tests goodwill for impairment during the fourth quarter every fiscal year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.

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

Based on the Company’s qualitative assessment performed during the fourth quarter of fiscal year 2024, the Company concluded that it was more likely than not that the estimated fair value of each of the Company’s reporting units exceeded their related carrying value as of March 31, 2024, and therefore, determined it was not necessary to perform a quantitative impairment analysis. No impairments were recorded by the Company related to goodwill and other intangible assets for fiscal years 2024, 2023 and 2022.

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, including cash equivalents, receivables, accounts payable and accrued liabilities, approximate their fair values due to their short-term maturities. The estimated fair value of the Company’s long-term borrowings, other long-term interest bearing liabilities and interest rate cap contracts is determined by using available market information for those securities or similar financial instruments (see Note 3 — Fair Value Measurements).

Self-insurance and post-retirement medical benefit liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company has recorded self-insurance liability for its plans of $6.5 million and $7.9 million as of March 31, 2024 and 2023, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued and other liabilities in accordance with the estimated timing of the projected payments.

As a part of the Inmarsat Acquisition, the Company assumed a post-retirement medical benefit plan for retired employees (and their dependents) who were employed by Inmarsat before January 1, 1998. The plan is funded by the Company and there are no plan assets from which the costs are paid. The cost of providing these benefits is actuarially determined and accrued over the service period of the active employee groups. The annual increase in Inmarsat's contribution to post-retirement medical liability is capped at the United Kingdom Consumer Price Index +1%.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At March 31, 2024 and 2023, no such amounts were accrued related to the aforementioned provisions.

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

The following table summarizes the effect of the change in the Company's percentage ownership interest in TrellisWare on the Company's equity for the fiscal years ended March 31, 2024, 2023 and 2022:

	Fiscal Years Ended
	March 31, 2024	March 31, 2023	March 31, 2022
	(In thousands)
Net income (loss) attributable to Viasat, Inc.	$(1,068,904)	$1,084,806	$(15,534)
Transfers to noncontrolling interest	—	(11,783)	—
Change from net income (loss) attributable to Viasat, Inc. and transfers from (to) noncontrolling interest	$(1,068,904)	$1,073,023	$(15,534)

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

Common stock held in treasury

As of March 31, 2024 and 2023, the Company had no shares of common stock held in treasury.

During fiscal years 2024, 2023 and 2022, the Company issued 1,547,027, 1,376,583 and 1,274,311 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, the Company repurchased 531,091, 487,111 and 445,257 shares of common stock at cost and with a total value of $11.7 million, $16.5 million and $23.0 million during fiscal years 2024, 2023 and 2022, respectively. Although shares withheld for employee withholding taxes are technically not issued, they are treated as common stock repurchases for accounting purposes (with such shares deemed to be repurchased and then

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

immediately retired), as they reduce the number of shares that otherwise would have been issued upon vesting of the restricted stock units. These retired shares remain as authorized stock and are considered to be unissued. The retirement of treasury stock had no impact on the Company’s total consolidated stockholders’ equity.

Derivatives

As a result of the Inmarsat Acquisition on May 30, 2023 (see Note 4 — Acquisitions for more information), the Company assumed interest rate cap contracts to hedge the variable interest rate under Inmarsat's senior secured term loan facilities (the Inmarsat Term Loan Facilities) (see Note 8 — Senior Notes and Other Long-Term Debt for more information). The interest rate cap contracts provide protection from Compound SOFR rates over 2% and covered the total nominal amount of the Inmarsat Term Loan Facilities of $1.6 billion and will mature in February 2025. At the time of the acquisition, the Company continued to account for the interest rate cap contracts as cash-flow hedges. Upon amendment of the Inmarsat Term Loan Facilities on March 28, 2024 (see Note 8 — Senior Notes and Other Long-Term Debt for more information), the portion of the interest rate cap contracts related to Inmarsat's new $1.3 billion term loan facility (the New Term Loan Facility) continued to be accounted for as cash-flow hedges, as the interest rate cap contracts remain in place with their original maturity date.

The Company does not use this instrument, or these types of instruments in general, for speculative or trading purposes. The Company’s objective is to reduce the risk to earnings and cash flows associated with changes in debt with variable interest rates. Derivative instruments are recognized as either assets or liabilities in the consolidated balance sheets and are measured at fair value. The value of a hedging derivative is classified as a non-current asset or liability if the cash flows are due to be received in greater than 12 months, and as a current asset or liability if the cash flows are due to be received in less than 12 months.

Gains and losses arising from changes in the fair value of derivative instruments which are designated as cash-flow hedging instruments are recorded in accumulated other comprehensive income (loss) as unrealized gains (losses) on derivative instruments until the underlying transaction affects the Company’s earnings, at which time they are then recorded in the same income statement line as the underlying transaction. The Company may designate a derivative with periodic cash settlements and a non-zero fair value at hedge inception as the hedging instrument in a qualifying cash flow hedging relationship. The non-zero fair value of cash flow hedges on the designation date is recognized into income under a systematic and rational method over the life of the hedging instrument and in the same line item on the consolidated statements of operations as the earnings of the hedge item, with the offset recorded to other comprehensive income (loss).

During the fiscal year ended March 31, 2024, the Company recognized a gain of $20.2 million (and related tax expense of $5.1 million), in other comprehensive income arising from changes in the fair value of the interest rate cap contracts (designated as cash-flow hedging instruments) related to the Inmarsat Term Loan Facilities. During the fiscal year ended March 31, 2024, the Company recorded a decrease of $5.5 million (and related tax benefit of $1.4 million), to other comprehensive income and interest expense, net of the recognition into income of the non-zero hedge inception fair value (based on the nature of the underlying transaction). During the fiscal year ended March 31, 2024, the Company received $45.6 million in cash, as a result of periodic cash settlements, which are included in operating cash flows in the consolidated statements of cash flows. As of March 31, 2024, the fair value of the Company's interest rate cap contracts was $44.5 million recorded in other current assets.

At March 31, 2024 the estimated net amount of unrealized gains or losses related to the interest rate cap contracts that was expected to be reclassified to earnings net of the recognition into income of non-zero hedge inception fair value within the next 12 months was $18.6 million.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other comprehensive income related to the effects of foreign currency translation adjustments attributable to Viasat, Inc. during fiscal year 2024 was $3.0 million, net of an insignificant amount of tax. Other comprehensive loss related to the effects of foreign currency translation adjustments attributable to Viasat, Inc. during fiscal year 2023 was $13.1 million, net of an insignificant amount of tax. Other comprehensive loss related to the effects of foreign currency translation adjustments attributed to Viasat, Inc. during fiscal year 2022 was $37.3 million, or $31.4 million net of tax.

Revenue recognition

In accordance with the authoritative guidance for revenue from contracts with customers (ASC 606), the Company applies the five-step model to its contracts with its customers. Under this model the Company (1) identifies the contract with the customer, (2) identifies its performance obligations in the contract, (3) determines the transaction price for the contract, (4) allocates the transaction price to its performance obligations and (5) recognizes revenue when or as it satisfies its performance obligations. These performance obligations generally include the purchase of services (including broadband capacity and the leasing of broadband equipment), the purchase of products, and the development and delivery of complex equipment built to customer specifications under long-term contracts. Taxes imposed by governmental authorities on the Company’s revenues, such as sales taxes and value added taxes, are excluded from net sales.

Furthermore, from time to time, the Company participates in U.S. federal and state programs under which the government funds part of the costs of providing services in targeted locations such as unserved or under-served high cost or rural areas, or for certain types of customers. The Company accounts for funds received from the government by analogy to International Accounting Standards (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance, and recognizes funds received in the consolidated statement of operations and comprehensive income (loss) when there is reasonable assurance that it will comply with the conditions associated with the grant and the grant will be received. Recognition occurs on a systematic basis over the periods in which the entity recognizes as expenses the related costs for which the grant is intended to compensate. During the fiscal years ended March 31, 2024 and March 31, 2023, the amounts recorded in the Company’s consolidated financial statements related to these types of arrangements were not material.

Performance obligations

The timing of satisfaction of performance obligations may require judgment. The Company derives a substantial portion of its revenues from contracts with customers for services, primarily consisting of connectivity services. These contracts typically require advance or recurring monthly payments by the customer. The Company’s obligation to provide connectivity services is satisfied over time as the customer simultaneously receives and consumes the benefits provided. The measure of progress over time is based upon either a period of time (e.g., over the estimated contractual term) or usage (e.g., bandwidth used/bytes of data processed). The Company evaluates whether broadband equipment provided to its customers as part of the delivery of connectivity services represents a lease in accordance with ASC 842. As discussed above under “Leases - Lessor accounting”, for broadband equipment leased to customers in conjunction with the delivery of connectivity services, the Company accounts for the lease and non-lease components of connectivity service arrangements as a single performance obligation as the connectivity services represent the predominant component.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Contract costs on U.S. Government contracts are subject to audit and review by the Defense Contract Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. Government agencies, as well as negotiations with U.S. Government representatives. As of March 31, 2024, the DCMA had approved the Company’s incurred costs through fiscal year 2022 with the exception of 2021, which is pending. The DCMA is currently auditing the Company's 2023 incurred cost submission. Although the Company has recorded contract revenues subsequent to fiscal year 2020 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments and if future adjustments exceed the Company's estimates its profitability would be adversely affected. The Company had $16.6 million and $12.9 million as of March 31, 2024 and March 31, 2023, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. Government cost reimbursable contracts (see Note 15 — Contingencies for more information).

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Transaction price allocated to remaining performance obligations

The Company’s remaining performance obligations represent the transaction price of firm contracts and orders for which work has not been performed. The Company includes in its remaining performance obligations only those contracts and orders for which it has accepted purchase orders. Remaining performance obligations associated with the Company’s subscribers for fixed consumer and business broadband services in its satellite services segment exclude month-to-month service contracts in accordance with a practical expedient and are estimated using a portfolio approach in which the Company reviews all relevant promotional activities and calculates the remaining performance obligation using the average service component for the portfolio and the average time remaining under the contract. The Company’s future recurring in-flight connectivity service contracts in its satellite services segment do not have minimum service purchase requirements and therefore are not included in the Company’s remaining performance obligations. As of March 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $3.7 billion, of which the Company expects to recognize a little less than half over the next 12 months, with the balance recognized thereafter.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following sets forth disaggregated reported revenue by segment and product and services for the fiscal years ended March 31, 2024, 2023 and 2022:

	Fiscal Year Ended March 31, 2024
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$685,868	$593,296	$1,279,164
Service revenues	2,141,775	91,973	770,846	3,004,594
Total revenues	$2,141,775	$777,841	$1,364,142	$4,283,758

	Fiscal Year Ended March 31, 2023
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$530,374	$423,752	$954,126
Service revenues	1,210,733	82,273	309,026	1,602,032
Total revenues	$1,210,733	$612,647	$732,778	$2,556,158

	Fiscal Year Ended March 31, 2022
	Satellite Services	Commercial Networks	Government Systems	Total Revenues
	(In thousands)
Product revenues	$—	$443,435	$417,291	$860,726
Service revenues	1,188,816	68,664	298,973	1,556,453
Total revenues	$1,188,816	$512,099	$716,264	$2,417,179

Revenues from the U.S. Government as an individual customer comprised approximately 17%, 17% and 18% of total revenues for the fiscal years ended March 31, 2024, 2023 and 2022, respectively, mainly reported within the government systems segment. Revenues from the Company’s other customers, mainly reported within the commercial networks and satellite services segments, comprised approximately 83%, 83% and 82% of total revenues for the fiscal years ended March 31, 2024, 2023 and 2022, respectively.

The Company’s satellite services segment revenues are primarily derived from the Company’s in-flight services, fixed broadband services, maritime services (including narrowband and safety of communication capabilities primarily acquired through the Inmarsat Acquisition), and energy services.

Revenues in the Company’s commercial networks and government systems segments are primarily derived from three types of contracts: fixed-price, cost-reimbursement and time-and-materials contracts. Fixed-price contracts (which require the Company to provide products and services under a contract at a specified price) comprised approximately 91%, 88% and 91% of the Company’s total revenues for these segments for the fiscal years ended March 31, 2024, 2023 and 2022, respectively. The remainder of the Company’s revenues in these segments for such periods was derived primarily from cost-reimbursement contracts (under which the Company is reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (under which the Company is reimbursed for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

Historically, a significant portion of the Company’s revenues in its commercial networks and government systems segments has been derived from customer contracts that include the development of products. The development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for the Company’s funded development from its customer contracts were approximately 12%, 16% and 18% of its total revenues for the fiscal years ended March 31, 2024, 2023 and 2022, respectively.

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

The following table presents contract assets and liabilities as of March 31, 2024 and March 31, 2023:

	As of March 31, 2024	As of March 31, 2023
	(In thousands)
Unbilled accounts receivable	$156,322	$104,889
Collections in excess of revenues and deferred revenues	260,264	132,187
Deferred revenues, long-term portion	896,402	84,747

Unbilled accounts receivable increased $51.4 million during fiscal year 2024, primarily driven by revenue recognized in excess of billings in each of the Company's segments. The Inmarsat Acquisition (based on preliminary estimates) contributed approximately $16.3 million of unbilled accounts receivable.

Collections in excess of revenues and deferred revenues increased by $128.1 million during fiscal year 2024, driven primarily by $141.5 million contributed by the Inmarsat Acquisition (based on preliminary estimates) in the Company's satellite services segment. This increase was partially offset by a $13.4 million decrease during the fiscal year ended March 31, 2024, driven by revenue recognized in excess of advances received on goods or services primarily in the Company's satellite services segment.

Based on preliminary estimates, the Inmarsat Acquisition contributed approximately $862.5 million of deferred revenues (long-term). This increase was partially offset by a $50.8 million decrease during fiscal year 2024, related to amounts reclassified to collections in excess of revenues and deferred revenues in the Company's satellite services segment.

During the fiscal year ended March 31, 2024, the Company recognized revenue of $97.8 million that was previously included in the Company’s collections in excess of revenues and deferred revenues at March 31, 2023. During the fiscal year ended March 31, 2023, the Company recognized revenue of $115.1 million that was previously included in the Company’s collections in excess of revenues and deferred revenues at March 31, 2022.

Other assets and deferred costs – contracts with customers

Per ASC 340-40, Other Assets and Deferred Costs – Contracts with Customers, the Company recognizes an asset from the incremental costs of obtaining a contract with a customer if the Company expects to recover those costs. The incremental costs of obtaining a contract are those costs that the Company incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained. ASC 340-40 also requires the recognition of an asset from the costs incurred to fulfill a contract when (1) the costs relate directly to a contract or to an anticipated contract that the Company can specifically identify, (2) the costs generate or enhance resources of the Company that will be used in satisfying (or in continuing to satisfy) performance obligations in the future, and (3) the costs are expected to be recovered. Adoption of the standard has resulted in the recognition of an asset related to commission costs incurred primarily in the Company’s satellite services segment, and recognition of an asset related to costs incurred to fulfill contracts. Costs to acquire customer contracts are amortized over the estimated customer contract life. Costs to fulfill customer contracts are amortized in proportion to the revenue to which the costs relate. For contracts with an estimated amortization period of less than one year, the Company elected the practical expedient and expenses incremental costs immediately. The Company’s deferred customer contract acquisition costs and costs to fulfill contract balances were $23.1 million and $55.1 million, respectively, as of March 31, 2024. Of the Company’s total deferred customer contract acquisition costs and costs to fulfill contracts, $20.2 million was included in other current assets within the prepaid expenses and other current assets caption on the Company’s consolidated balance sheet and $58.0 million was included

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

in other assets on the Company’s consolidated balance sheet as of March 31, 2024. The Company’s deferred customer contract acquisition costs and costs to fulfill contract balances were $31.5 million and $50.0 million, respectively, as of March 31, 2023. Of the Company’s total deferred customer contract acquisition costs and costs to fulfill contracts, $19.8 million was included in other current assets within the prepaid expenses and other current assets caption on the Company’s consolidated balance sheet and $61.7 million was included in other assets on the Company’s consolidated balance sheet as of March 31, 2023. For total deferred customer contract acquisition costs and contract fulfillment costs, the Company’s amortization and reduction of carrying value associated with contract termination was $40.4 million, $48.2 million and $56.5 million for the fiscal years ended March 31, 2024, 2023 and 2022, respectively.

Advertising costs

In accordance with the authoritative guidance for advertising costs (ASC 720-35), advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising expenses for fiscal years 2024, 2023 and 2022 were $26.4 million, $22.8 million and $23.1 million, respectively.

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

The Company’s analysis of the need for a valuation allowance on deferred tax assets considered historical as well as forecasted future operating results, the reversal of temporary differences, taxable income in prior carryback years (if permitted), and the availability of tax planning strategies.

Earnings per share

Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding and potential common stock, if dilutive during the period. Potential common stock includes options granted (including market-based performance stock options) and restricted stock units awarded under the Company’s equity compensation plan which are included in the earnings per share calculations using the treasury stock method, common shares expected

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

to be issued under the Company’s employee stock purchase plan, and shares potentially issuable under the Viasat 401(k) Profit Sharing Plan in connection with the Company’s decision to pay a discretionary match in common stock or cash.

Segment reporting

The Company’s reportable segments (satellite services, commercial networks and government systems) are primarily distinguished by the type of customer and the related contractual requirements. The Company’s satellite services segment provides satellite-based broadband and related services to commercial airlines and other aircraft, residential customers, and enterprises, maritime vessels (acquired through the Inmarsat Acquisition) and other mobile broadband customers, and Prepaid Internet users. The Company’s commercial networks segment develops and offers advanced satellite and wireless broadband platforms, ground networking equipment, radio frequency and advanced microwave solutions, Application-Specific Integrated Circuit (ASIC) chip design, satellite payload development and space-to-earth connectivity systems, some of which are ultimately used by the Company’s satellite services segment. The Company’s government systems segment provides global mobile broadband services and narrowband products and services (acquired through the Inmarsat Acquisition) to military and government users and develops and offers network-centric, internet protocol-based fixed and mobile secure communications products and solutions. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the satellite services and commercial networks segments. The Company’s segments are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance.

Recent authoritative guidance

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with ASC 606 as if the acquirer had originated the contracts. The Company adopted the new guidance prospectively in the first quarter of fiscal year 2024 and applied its provisions to the Inmarsat Acquisition (see Note 4 — Acquisitions).

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

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (ASC 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered in measuring the security's fair value. The standard also requires certain disclosures for equity securities that are subject to contractual restrictions. The new standard will become effective for the Company beginning in fiscal year 2025. The adoption of ASU 2022-03 is not expected to have a material impact on the Company's consolidated financial statements.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842) - Common Control Agreements. The amendments in this update that apply to public business entities clarify the accounting for leasehold improvements associated with common control leases. The new standard will become effective for the Company beginning in fiscal year 2025. The adoption of ASU 2023-01 is not expected to have a material impact on the Company's consolidated financial statements.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 enhances income tax disclosures by requiring disclosure of specific categories in the income tax rate reconciliation table and disaggregation of income taxes paid. The new standard will become effective for the Company beginning in fiscal year 2026. Early adoption is permitted and should be applied prospectively, however retrospective application is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statement disclosures.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements – Amendments to Remove References to the Concepts Statements. This update contains amendments to the Codification that remove references to various Concepts Statements. The amendments in this update are not intended to result in significant accounting changes for most entities. The amendments in this update are effective for the Company beginning in fiscal year 2026. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 2 — Composition of Certain Balance Sheet Captions

	As of March 31, 2024	As of March 31, 2023
	(In thousands)
Accounts receivable, net:
Billed	$545,081	$327,148
Unbilled	156,322	104,889
Allowance for doubtful accounts	(23,193)	(12,103)
	$678,210	$419,934
Inventories:
Raw materials	$89,778	$68,655
Work in process	31,884	25,347
Finished goods	196,216	174,561
	$317,878	$268,563
Prepaid expenses and other current assets:
Insurance receivable	$261,500	$—
Prepaid expenses	185,892	115,701
Other	134,391	60,928
	$581,783	$176,629
Property, equipment and satellites, net:
Equipment and software (estimated useful life of 3-7 years)	$2,992,325	$1,917,243
CPE leased equipment (estimated useful life of 4-7 years)	567,548	395,427
Furniture and fixtures (estimated useful life of 7 years)	65,433	58,807
Leasehold improvements (estimated useful life of 2-20 years)	209,162	151,827
Buildings (estimated useful life of 12-38 years)	16,647	12,487
Land	20,787	3,873
Construction in progress	1,301,376	685,646
Satellites (estimated useful life of 7-17 years)	3,324,458	1,056,313
Satellite Ka-band capacity obtained under finance leases (estimated useful life of 7-11 years)	177,576	175,712
Satellites under construction	1,976,469	2,252,908
	10,651,781	6,710,243
Less: accumulated depreciation and amortization	(3,094,575)	(2,331,960)
	$7,557,206	$4,378,283
Other assets:
Deferred income taxes	$163,590	$23,724
Capitalized software costs, net	240,597	222,155
Patents, orbital slots and other licenses, net	112,535	73,932
Other	217,225	146,227
	$733,947	$466,038
Accrued and other liabilities:
Collections in excess of revenues and deferred revenues	$260,264	$132,187
Accrued employee compensation	177,854	125,349
Accrued vacation	48,636	45,177
Operating lease liabilities	71,561	50,639
Interest payable	127,098	23,330
Income taxes payable	48,538	113,905
Other	216,670	156,645
	$950,621	$647,232
Other liabilities:
Deferred revenues, long-term portion	$896,402	$84,747
Deferred income taxes	1,228,270	85,989
Other	327,428	47,806
	$2,452,100	$218,542

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

The following tables present the Company's hierarchy for its assets measured at fair value on a recurring basis as of March 31, 2024 and March 31, 2023. The Company had no liabilities measured at fair value on a recurring basis as of both March 31, 2024 and March 31, 2023.

	Fair Value as of March 31, 2024	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$474,743	$474,743	$—	$—
Interest rate cap contracts	44,497	—	44,497	—
Total assets measured at fair value on a recurring basis	$519,240	$474,743	$44,497	$—

	Fair Value as of March 31, 2023	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$757,600	$757,600	$—	$—
Total assets measured at fair value on a recurring basis	$757,600	$757,600	$—	$—

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Cash equivalents — The Company’s cash equivalents consist of money market funds, with a significant portion held in U.S. government backed qualified money-market securities.

Interest rate cap contracts — The Company assumed interest rate cap contracts to hedge the variable interest rate under the Inmarsat Term Loan Facilities (see Note 1 — The Company and a Summary of Its Significant Accounting Policies — Derivatives for more information). The Company’s interest rate cap contracts are valued using the forward interest rate curve at each reporting date (Level 2).

Contingencies — In connection with the acquisition of the remaining 51% interest in EBI on April 30, 2021 (see Note 4 — Acquisitions for more information), part of the purchase price consideration was determined approximately two years after the closing date, and as a result the Company received €20.0 million, or approximately $22.0 million, in cash and recorded a gain of approximately $18.1 million in the second quarter of fiscal year 2024 in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). The consideration paid was contingent based on certain outcomes as defined in the acquisition agreement. Each reporting period, the Company estimated the fair value of the contingent consideration based on unobservable inputs and probability weightings using standard valuation techniques (Level 3). The fair value amount was recorded in other current assets within the prepaid expenses and other current assets caption on the Company's consolidated balance sheets as of March 31, 2023 and any change to fair value was recorded in the Company’s consolidated statements of operations each reporting period. As of March 31, 2023 and for the fiscal years ended March 31, 2024, 2023 and 2022 the Company’s fair value estimate, and change in fair value of the contingent consideration were immaterial.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-term debt — As of March 31, 2024, the Company’s long-term debt was comprised of (1) $700.0 million in aggregate principal amount of Viasat's 5.625% Senior Notes due 2025 (the 2025 Notes), $600.0 million in aggregate principal amount of Viasat's 5.625% Senior Secured Notes due 2027 (the 2027 Notes), $400.0 million in aggregate principal amount of Viasat's 6.500% Senior Notes due 2028 (the 2028 Notes), $733.4 million in aggregate principal amount of Viasat’s 7.500% Senior Notes due 2031 (the 2031 Notes), $2.08 billion in aggregate principal amount of Inmarsat's 6.750% Senior Secured Notes due 2026 (the Inmarsat 2026 Notes), (2) borrowings under Viasat’s $700.0 million senior secured term loan facility (the 2022 Term Loan Facility), borrowings under Viasat’s $616.7 million senior secured term loan facility (the 2023 Term Loan Facility), borrowings under the Inmarsat Term Loan Facilities and borrowings under Viasat’s direct loan facility with the Export-Import Bank of the United States (the Ex-Im Credit Facility and, together with the 2022 Term Loan Facility, the 2023 Term Loan Facility, the Inmarsat Term Loan Facility and the Revolving Credit Facilities, the Credit Facilities), and (3) finance lease obligations reported at the present value of future minimum lease payments with current accrued interest. Long-term debt related to the Revolving Credit Facilities is reported at the outstanding principal amount of borrowings, while long-term debt related to the Company's other Credit Facilities and the Notes is reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s long-term debt related to the Company's variable rate Credit Facilities approximates its carrying amount due to its variable interest rate, which approximates a market interest rate. As of March 31, 2024 and 2023, the fair value of the Company’s long-term debt related to the (fixed rate) Ex-Im Credit Facility was Level 2 and was approximately $38.5 million and $57.1 million, respectively. As of March 31, 2024 and 2023, the estimated fair value of the Company’s outstanding long-term debt related to each series of Notes was Level 2 and was $680.8 million and $661.5 million, respectively, for the 2025 Notes, $564.0 million and $561.7 million, respectively, for the 2027 Notes, and $307.5 million and $292.0 million, respectively, for the 2028 Notes. As of March 31, 2024, the fair value of the Company's long-term debt related to the 2031 Notes and the Inmarsat 2026 Notes was Level 2 and was $529.9 million and $2.04 billion, respectively.

Satellite performance incentive obligations — The Company’s contracts with satellite manufacturers require the Company to make monthly in-orbit satellite performance incentive payments with respect to certain satellites in commercial service, including interest, through fiscal year 2028, subject to the continued satisfactory performance of the applicable satellites. The Company records the net present value of these expected future payments as a liability and as a component of the cost of the satellites. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentive obligations on a recurring basis. The fair value of the Company’s outstanding satellite performance incentive obligations is estimated to approximate their carrying value based on current rates (Level 2). As of March 31, 2024 and 2023, the Company’s estimated satellite performance incentive obligations relating to certain satellites in commercial service, including accrued interest, were $15.9 million and $20.0 million, respectively.

Note 4 — Acquisitions

Inmarsat Acquisition

On May 30, 2023, the Company completed the acquisition of all outstanding shares of Inmarsat Holdings, a privately held leading provider of global mobile satellite communications services. The Inmarsat Acquisition positions the Company as a leading global communications innovator with enhanced scale and scope to connect the world affordably, securely and reliably. The complementary assets and resources of the combined company position the Company to provide advanced new services in mobile and fixed segments, driving greater customer choice in broadband communications and narrowband services (including the Internet of Things (IoT)). These benefits and additional opportunities were among the factors that contributed to a purchase price resulting in the recognition of preliminary estimated goodwill of $975.3 million and $487.6 million which was recognized in the Company's satellite services and government systems segments, respectively. The goodwill recognized was not deductible for U.S. and foreign income tax purposes.

In connection with the closing of the Inmarsat Acquisition, the Company's certificate of incorporation was amended to increase the number of shares of common stock authorized for issuance from 100,000,000 to 200,000,000 as previously approved by the Company's stockholders at a special meeting held on June 21, 2022.

The consideration transferred of approximately $2.7 billion was comprised of $2.1 billion of the fair value of approximately 46.36 million shares of the Company’s common stock issued at the closing of the transaction and $550.7 million in cash consideration. In connection with the Inmarsat Acquisition, the Company recorded acquisition-related transaction costs of $31.3 million, $40.4 million and $26.3 million during fiscal years 2024, 2023 and 2022, respectively, included in selling, general and administrative expenses.

The purchase price allocation is preliminary primarily due to the pending finalization of the Company’s valuation analysis and review of various tax attributes. The Company allocated the purchase price to tangible and intangible assets

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

acquired and liabilities assumed based on the preliminary estimates of their fair values, which is subject to adjustment for up to one year after the closing of the Inmarsat Acquisition as additional information is obtained. The preliminary purchase price allocation of the acquired assets and assumed liabilities in the Inmarsat Acquisition based on the preliminary estimated fair values as of May 30, 2023, adjusted since the closing of the Inmarsat Acquisition, primarily between property, equipment and satellites, identifiable intangible assets, deferred tax liabilities and goodwill, is as follows:

(In thousands)
Current assets	$641,893
Property, equipment and satellites	4,363,049
Identifiable intangible assets	2,570,000
Other assets	388,745
Total assets acquired	$7,963,687
Current liabilities	(598,296)
Long-term debt, excluding short-term portion	(3,519,774)
Other long-term liabilities	(2,629,406)
Total liabilities assumed	$(6,747,476)
Goodwill	1,462,881
Total consideration transferred	$2,679,092

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

		Weighted
	Estimated Fair Value	Average Estimated Useful Life
	(In thousands)	(In years)
Orbital slots and spectrum assets	$1,080,000	12
Customer relationships	1,305,000	11
Technology	100,000	7
Trade name	85,000	8
Total identifiable intangible assets	$2,570,000	11

Management determined the fair value of acquired customer relationships by applying the multi-period excess earnings method, which involved the use of significant judgments and assumptions related to revenue growth rates, customer attrition rates, discount rates, and contributory asset charges. Additionally, management determined the fair value of acquired orbital slots and spectrum assets using an avoided cost method, which involved the use of significant judgments and assumptions related to hypothetical lease payments, discount rates, and contributory asset charges.

The intangible assets acquired in the Inmarsat Acquisition were determined in accordance with the authoritative guidance for business combinations (ASC 805), based on estimated fair values using valuation techniques consistent with the market approach, income approach and/or cost approach to measure fair value.

The consolidated financial statements include the operating results of Inmarsat from the date of acquisition. Since the acquisition date on May 30, 2023, the Company recorded approximately $1.4 billion in revenue during fiscal year 2024, and $214.6 million of net loss during fiscal year 2024, with respect to the Inmarsat business (primarily in the Company’s satellite services segment, with a portion included in its government systems segment and an insignificant amount included in its commercial networks segment) in the consolidated statements of operations.

In November 2023, as a part of an important milestone in the Company’s integration program following the Inmarsat Acquisition and as part of the Company’s ongoing strategy to streamline operations and better serve the Company’s growing customer base, the Company completed work on the rationalization of roles in the Company’s global business, which is intended to achieve both operational and cost efficiencies. As part of the role rationalization, the Company reduced its global workforce and recorded total costs (primarily related to employee severance payments, benefits and related termination costs) of approximately $48 million during fiscal year 2024. These one-time costs were recorded within operating expenses in the Company’s consolidated statements of operations across all three of the Company’s segments.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations for the Company and Inmarsat on a pro forma basis, as though the companies had been combined as of the beginning of fiscal year 2023, April 1, 2022. The pro forma information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the related fiscal periods. The pro forma financial information for the fiscal years ended March 31, 2024 and 2023 includes the business combination accounting effects primarily related to the amortization and depreciation changes from acquired intangible and tangible assets, interest expense from the debt issued to finance the acquisition, acquisition-related transaction costs and related tax effects.

	Fiscal Years Ended
	March 31, 2024	March 31, 2023
	(In thousands)
Total revenues	$4,565,433	$4,176,091
Net income (loss) attributable to Viasat, Inc.	$(1,014,047)	$896,887

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

The purchase price of $327.4 million was primarily comprised of $167.0 million of cash, net of a then estimated immaterial amount of purchase price consideration and the fair value of previously held equity method investment of approximately $160.4 million. The previously estimated purchase price consideration was determined approximately two years after the closing date, and as a result the Company received €20.0 million, or approximately $22.0 million during the second quarter of fiscal year 2024 (see Note 3 — Fair Value Measurements for more information). After consideration of cash paid, approximately $121.7 million of EBI’s cash on hand and receipt of $22.0 million, the transaction resulted in a net cash outlay of approximately $29.0 million.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The consideration transferred of approximately $317.9 million was primarily comprised of $207.2 million of the fair value of approximately 4.0 million shares of the Company’s common stock issued at the closing date, $107.3 million related to the pay down of outstanding borrowings of RigNet’s revolving credit facility, a de minimis amount in cash consideration in respect of fractional shares to the former shareholders of RigNet and an insignificant amount of other consideration. In connection with the RigNet acquisition, the Company recorded approximately $7.2 million of merger-related transaction costs in the fiscal year ended March 31, 2022, included in selling, general and administrative expenses.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

		Weighted
	Fair Value	Average Useful Life
	(In thousands)	(In years)
Technology	$85,440	8
Customer relationships	101,920	12
Trade name	25,540	8
Other	8,640	12
Total identifiable intangible assets	$221,540	10

Management determined the fair value of acquired customer relationships intangible asset by applying the multi-period excess earnings method, which involved the use of significant estimates and assumptions related to forecasted revenue growth rate, gross margin, contributory asset charges, customer attrition rate and discount rate. In connection with the acquisition, the Company assumed a contingent liability associated with a RigNet predecessor subsidiary of approximately $13.8 million, which represented the maximum amount payable under the terms of the agreement. As of March 31, 2024, no amount remains payable as the maximum amount payable was paid during the first and second quarters of fiscal year 2022.

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

Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations for the Company and RigNet on a pro forma basis, as though the companies had been combined as of the beginning of fiscal year 2021, April 1, 2020. The pro forma information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the related fiscal periods. The pro forma financial information for the fiscal year ended March 31, 2022 includes the business combination accounting effects primarily related to the amortization and depreciation changes from acquired intangible and tangible assets, acquisition-related transaction costs and related tax effects.

Fiscal Year Ended
March 31, 2022
(In thousands)
Total revenues	$2,799,252
Net income (loss) attributable to Viasat, Inc.	$(19,957)

Note 5 — Discontinued Operations

On October 1, 2022, the Company entered into an Asset Purchase Agreement to sell the Link-16 TDL Business in its government systems segment to L3Harris in exchange for approximately $1.96 billion in cash, subject to adjustments. In accordance with ASC 205-20, the Company determined that the Link-16 TDL Business met held-for sale and discontinued operations accounting criteria at the end of the second quarter of fiscal year 2023. On January 3, 2023, the Company completed the Link-16 TDL Sale. Accordingly, the Company classified the results of the Link-16 TDL Business as discontinued operations in its consolidated statements of operations for the fiscal years ended March 31, 2023 and 2022.

Upon completion of the Link-16 TDL Sale, the Company recorded a gain of approximately $1.66 billion (net of costs to sell of $40.8 million) in the fourth quarter of fiscal year 2023 within net income (loss) from discontinued operations, net of tax on the consolidated statements of operations and comprehensive income (loss) for fiscal year 2023. The Link-16 TDL Sale substantially reduced both debt and net leverage, and allowed closer alignment in investment synergies between the Company's government systems segment and its other business segments.

In connection with the closing of the Link-16 TDL Sale on January 3, 2023, the Company and L3Harris entered into certain ancillary commercial agreements, including certain license agreements for the cross-licensing by each party of certain intellectual property rights relating to the Link-16 TDL Business and the Company’s retained businesses, a supply

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The operating results of the discontinued operations only reflect revenues and expenses that are directly attributable to the Link-16 TDL Business that have been eliminated from continuing operations. The following table presents key components of “Net income (loss) from discontinued operations, net of tax” for the fiscal years ended March 31, 2024, 2023 and 2022:

	Fiscal Years Ended
	March 31, 2024	March 31, 2023	March 31, 2022
	(In thousands)
Revenues	$—	$247,069	$370,456
Operating expenses:
Cost of revenues	—	157,355	228,847
Other operating expenses	—	24,062	20,138
Net income (loss) from discontinued operations before income taxes	$—	$65,652	$121,471
Gain (loss) on disposal of discontinued operations before income taxes, net of costs to sell	(11,000)	1,661,891	—
(Provision for) benefit from income taxes	578	(425,156)	(22,280)
Net income (loss) from discontinued operations, net of tax	$(10,422)	$1,302,387	$99,191

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. The following table presents key cash flow and non-cash information related to discontinued operations for the fiscal years ended March 31, 2023 and 2022:

	Fiscal Years Ended
	March 31, 2023	March 31, 2022
	(In thousands)
Depreciation	$5,909	$10,400
Amortization of intangible assets	897	1,706
Capital expenditures	10,950	10,086

Note 6 — Goodwill and Acquired Intangible Assets

During fiscal year 2024, the increase in the Company’s goodwill primarily related to the Inmarsat Acquisition (see Note 4 — Acquisitions for more information) and foreign currency translation effect recorded within all three of the Company's segments. During fiscal year 2023, the decrease in the Company's goodwill relating to its continuing operations primarily related to the derecognition of an insignificant amount (approximately $8.5 million) of goodwill during the fourth quarter of fiscal year 2023 in the Company's government systems segment that was previously not classified as held for sale. See Note 5 — Discontinued Operations for more information on discontinued operations. Additionally, the Company recorded an insignificant decrease of goodwill related to foreign currency translation effects across all three segments.

Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of two to 20 years (which approximates the economic pattern of benefit). Amortization expense related to other acquired intangible assets was $227.2 million, $29.8 million and $28.7 million for the fiscal years ended March 31, 2024, 2023 and 2022, respectively.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other acquired intangible assets and the related accumulated amortization as of March 31, 2024 and 2023 is as follows:

		As of March 31, 2024			As of March 31, 2023
	Weighted Average Useful Life	Total	Accumulated Amortization	Net Book Value	Total	Accumulated Amortization	Net Book Value
	(In years)	(In thousands)
Contracts and customer relationships	11	$1,437,738	$(148,271)	$1,289,467	$132,563	$(34,202)	$98,361
Orbital slots and spectrum assets	12	1,088,600	(83,600)	1,005,000	8,600	(8,600)	—
Technology	7	251,889	(108,414)	143,475	151,327	(83,949)	67,378
Trade names	8	117,280	(24,770)	92,510	32,253	(12,657)	19,596
Other	11	21,792	(7,777)	14,015	21,782	(5,912)	15,870
Total other acquired intangible assets	11	$2,917,299	$(372,832)	$2,544,467	$346,525	$(145,320)	$201,205

The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of international businesses acquired. Expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
Expected for fiscal year 2025	$269,313
Expected for fiscal year 2026	269,161
Expected for fiscal year 2027	269,161
Expected for fiscal year 2028	269,161
Expected for fiscal year 2029	268,416
Thereafter	1,199,255
$2,544,467

In fiscal year 2023, the gross amount and accumulated amortization for acquired identifiable intangible assets were reduced by the retirement of fully amortized assets that were no longer in use.

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

The Company’s finance leases consist primarily of satellite lifetime Ka-band capacity leases and have remaining terms from one year to approximately three years. The Company reports assets obtained under finance leases in property, equipment and satellites, net and the current and non-current portions of its finance lease liabilities in current portion of long-term debt and other long-term debt, respectively.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of the Company's lease costs, weighted average lease terms and discount rates are presented in the tables below:

	Fiscal Years Ended
	March 31, 2024	March 31, 2023	March 31, 2022
	(In thousands)
Lease cost:
Operating lease cost	$105,365	$87,627	$68,822
Finance lease cost:
Depreciation of assets obtained under finance leases	11,824	11,947	11,961
Interest on lease liabilities	2,018	2,441	2,749
Short-term lease cost	13,990	14,410	10,514
Variable lease cost	13,214	15,261	8,752
Net lease cost	$146,411	$131,686	$102,798

	As of	As of	As of
	March 31, 2024	March 31, 2023	March 31, 2022
Lease term and discount rate:
Weighted average remaining lease term (in years):
Operating leases	7.3	6.3	7.0
Finance leases	2.4	3.4	4.4

Weighted average discount rate:
Operating leases	6.2%	5.7%	5.4%
Finance leases	6.3%	6.3%	5.4%

The following table details components of the consolidated statements of cash flows for operating and finance leases:

	Fiscal Years Ended
	March 31, 2024	March 31, 2023	March 31, 2022
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$93,350	$69,595	$68,763
Operating cash flows from finance leases	2,074	2,449	3,024
Financing cash flows from finance leases	11,941	11,572	10,749

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$29,035	$9,817	$61,599
Finance leases	1,946	2,232	—

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents maturities of the Company’s lease liabilities as of March 31, 2024:

	Operating Leases	Finance Leases
	(In thousands)
Expected for fiscal year 2025	$93,650	$13,549
Expected for fiscal year 2026	80,699	12,085
Expected for fiscal year 2027	76,013	3,031
Expected for fiscal year 2028	68,061	32
Expected for fiscal year 2029	64,977	14
Thereafter	191,140	—
Total future lease payments required	574,540	28,711
Less: interest	123,335	1,940
Total	$451,205	$26,771

As of March 31, 2024, the Company had $399.0 million of additional lease commitments with lease terms of four to fifteen years.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 8 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of March 31, 2024 and 2023:

	As of March 31, 2024	As of March 31, 2023
	(In thousands)
2031 Notes	$733,400	$—
2028 Notes	400,000	400,000
2027 Notes	600,000	600,000
Inmarsat 2026 Notes	2,075,000	—
2025 Notes	700,000	700,000
2022 Term Loan Facility	687,750	694,750
2023 Term Loan Facility	613,617	—
Inmarsat Term Loan Facilities	1,600,000	—
Ex-Im Credit Facility	39,304	58,957
Viasat Revolving Credit Facility	—	—
Inmarsat Revolving Credit Facility	—	—
Finance lease obligations (see Note 7)	26,771	36,405
Total debt	7,475,842	2,490,112
Unamortized discount, debt issuance costs and fair value adjustments made in purchase accounting	(288,553)	(30,672)
Less: current portion of long-term debt	58,054	37,939
Total long-term debt	$7,129,235	$2,421,501

The estimated aggregate amounts and timing of payments on the Company’s long-term debt obligations as of March 31, 2024 for the next five fiscal years and thereafter were as follows (excluding the effects of discount accretion under the Notes, the Term Loan Facilities and the Ex-Im Credit Facility):

For the Fiscal Years Ending	(In thousands)
2025	$58,054
2026	757,317
2027	2,404,164
2028	626,195
2029	1,078,930
Thereafter	2,551,182
7,475,842
Plus: unamortized discount, debt issuance costs and fair value adjustments made in purchase accounting	(288,553)
Total	$7,187,289

2022 Term Loan Facility

In March 2022, the Company entered into the $700.0 million 2022 Term Loan Facility, which was fully drawn at closing and matures on March 4, 2029. At March 31, 2024, the Company had $687.8 million in principal amount of outstanding borrowings under the 2022 Term Loan Facility.

Borrowings under the 2022 Term Loan Facility are required to be repaid in quarterly installments of $1.75 million each, which commenced on September 30, 2022, followed by a final installment of $654.5 million at maturity. Borrowings under the 2022 Term Loan Facility bear interest, at the Company’s option, at either (1) a base rate equal to the greater of the administrative agent’s prime rate as announced from time to time, the federal funds effective rate plus 0.50%, and the forward-looking term SOFR rate administered by CME for a one-month interest period plus 1.00%, subject to a floor of 1.50% for the initial term loans, plus an applicable margin of 3.50%, or (2) the forward-looking term SOFR rate administered by CME for the applicable interest period, subject to a floor of 0.50% for the initial term loans, plus an applicable margin of 4.50%. As of March 31, 2024, the effective interest rate on the Company’s outstanding borrowings under the 2022 Term Loan Facility was 10.36%. The 2022 Term Loan Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the 2022 Term Loan Facility) and secured by substantially

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

all of the Company’s and any such subsidiaries’ assets. As of March 31, 2024, none of the Company’s subsidiaries guaranteed the 2022 Term Loan Facility.

The 2022 Term Loan Facility contains covenants that restrict, among other things, the ability of Company and its restricted subsidiaries to incur additional debt, grant liens, sell assets, make investments, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the 2022 Term Loan Facility as of March 31, 2024.

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

2023 Term Loan Facility

In connection with the closing of the Inmarsat Acquisition, on May 30, 2023, the Company entered into the $616.7 million 2023 Term Loan Facility, which was fully drawn at closing and matures on May 30, 2030. At March 31, 2024, the Company had $613.6 million in principal amount of outstanding borrowings under the 2023 Term Loan Facility.

Borrowings under the 2023 Term Loan Facility are required to be repaid in quarterly installments of $1.5 million each, which commenced on December 31, 2023, followed by a final installment of $576.6 million at maturity. Borrowings under the 2023 Term Loan Facility bear interest, at the Company's option, at either (1) a base rate equal to the greater of the administrative agent’s prime rate as announced from time to time, the federal funds effective rate plus 0.50%, and the forward-looking term SOFR rate administered by CME for a one-month interest period plus 1.00%, subject to a floor of 1.50% for the initial term loans, plus an applicable margin of 3.50%, or (2) the forward-looking term SOFR rate administered by CME for the applicable interest period, subject to a floor of 0.50% for the initial term loans, plus an applicable margin of 4.50%, plus a credit spread adjustment ranging from 0.11% to 0.43%. As of March 31, 2024, the effective interest rate on the Company’s outstanding borrowings under the 2023 Term Loan Facility was 10.91%. The 2023 Term Loan Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the 2023 Term Loan Facility) and secured by substantially all of the Company’s assets and any such subsidiaries' assets. As of March 31, 2024, none of the Company’s subsidiaries guaranteed the 2023 Term Loan Facility.

The 2023 Term Loan Facility contains covenants that restrict, among other things, the ability of Company and its restricted subsidiaries to incur additional debt, grant liens, sell assets, make investments, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the 2023 Term Loan Facility as of March 31, 2024.

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

Ex-Im Credit Facility

The Ex-Im Credit Facility originally provided a $362.4 million senior secured direct loan facility, which was fully drawn. Of the $362.4 million in principal amount of borrowings made under the Ex-Im Credit Facility, $321.2 million was used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remaining $41.2 million used to finance the total exposure fees incurred under the Ex-Im Credit Facility (which included all previously accrued completion

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

exposure fees). As of March 31, 2024, the Company had $39.3 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility.

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

The Ex-Im Credit Facility contains financial covenants regarding Viasat’s maximum total leverage ratio and minimum interest coverage ratio. In addition, the Ex-Im Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Ex-Im Credit Facility as of March 31, 2024.

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

Viasat Revolving Credit Facility

As of March 31, 2024, the Viasat Revolving Credit Facility provided a $647.5 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of the earliest of (A) August 24, 2028 and (B) the springing maturity date (as defined in the Viasat Revolving Credit Agreement, which is effectively 91 days prior to the maturity date of certain material debt for borrowed money of Viasat and its subsidiaries to the extent certain conditions have not been satisfied as of such date). At March 31, 2024, the Company had no outstanding borrowings under the Viasat Revolving Credit Facility and $56.0 million outstanding under standby letters of credit, leaving borrowing availability under the Viasat Revolving Credit Facility as of March 31, 2024 of $591.5 million.

Borrowings under the Viasat Revolving Credit Facility bear interest, at the Company’s option, at either (1) the highest of the federal funds rate plus 0.50%, forward-looking term SOFR (as defined in the definitive credit agreement governing the Viasat Revolving Credit Facility) for an interest period of one month plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) forward-looking term SOFR (not to be less than 0.00% per annum), plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. The Company has capitalized certain amounts of interest expense on the Viasat Revolving Credit Facility in connection with the construction of various assets during the construction period. The Viasat Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Viasat Revolving Credit Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of March 31, 2024, none of the Company’s subsidiaries guaranteed the Viasat Revolving Credit Facility.

The Viasat Revolving Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Viasat Revolving Credit Facility contains covenants that restrict, among other things, the Company’s ability to incur additional debt, grant liens, sell assets, make investments and acquisitions, make capital expenditures, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Viasat Revolving Credit Facility as of March 31, 2024.

Inmarsat Secured Credit Facilities

As of March 31, 2024, the Inmarsat Secured Credit Facilities comprised an aggregate of $1.6 billion of Inmarsat Term Loan Facilities (consisting of the new $1.3 billion New Term Loan Facility and $300.0 million in aggregate principal amount of outstanding borrowings under the Original Term Loan Facility) and the $550.0 million Inmarsat Revolving Credit Facility (including up to $100.0 million of letters of credit). As of March 31, 2024, Inmarsat had $1.6 billion in principal amount of outstanding borrowings under the Inmarsat Term Loan Facilities. As of March 31, 2024, the Inmarsat Revolving

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Credit Facility was undrawn and there were no amounts outstanding under standby letters of credit, leaving borrowing availability under the Inmarsat Revolving Credit Facility as of March 31, 2024 of $550.0 million.

On March 28, 2024, the Inmarsat Secured Credit Facilities were amended to (among other matters): (1) provide for the $1.3 billion New Term Loan Facility, the proceeds of which, together with cash on hand, were used to repay approximately $1.38 billion of the outstanding borrowings under the Original Term Loan Facility, resulting in $300.0 million in principal amount of borrowings remaining outstanding under the Original Term Loan Facility at the closing of the amendment, and (2) replace the prior $700.0 million revolving credit facility maturing in December 2024 with a new $550.0 million (undrawn) Inmarsat Revolving Credit Facility that matures in March 2027 or earlier and due on such date if more than $100.0 million of borrowings are outstanding 91 days prior to the maturity of either the Original Term Loan Facility or the Inmarsat 2026 Notes. The maturity date for the New Term Loan Facility is September 28, 2029. Borrowings under the New Term Loan Facility are required to repaid in quarterly installments of $3.25 million each, beginning in the quarter ending June 30, 2024, followed by a final installment of $1.23 billion at maturity. As a result of the voluntary prepayments at the closing of the amendment, all quarterly amortization installments with respect to the Original Term Loan Facility have been reduced to $0, with the only remaining scheduled principal repayment being a final installment of $300.0 million at the maturity date on December 12, 2026.

Borrowings under the Inmarsat Secured Credit Facilities: (1) in the case of borrowings denominated in U.S. Dollars, bear interest, at Inmarsat's option, at either (i) the highest of (x) for Original Term Loan Facility, the greater of the federal funds rate or the overnight banking fund rate for such day plus 0.50% and for New Term Loan Facility, the federal funds rate plus 0.50%, (y) the forward-looking one-month term SOFR rate plus 1.00% or (z) the administrative agent's prime rate as announced from time to time, or (ii) the forward-looking term SOFR rate for the applicable interest period (subject to, in the case of the New Term Loan Facility, a floor of 0.50% per annum, in the case of the Inmarsat Revolving Credit Facility, a floor of 0.00% per annum and, in the case of the Original Term Loan Facility, a floor of 1.00% per annum), and (2) in the case of borrowings denominated in available currencies other than U.S. Dollars, bear interest based upon the applicable benchmark for such currencies (as described in the Inmarsat Secured Credit Facilities) plus, in all cases, an applicable margin. The applicable margin for the Original Term Loan Facility is 2.50% per annum for base rate loans and 3.50% per annum for SOFR loans. The applicable margin for the New Term Loan Facility is 3.50% per annum for base rate loans and 4.50% per annum for SOFR loans. The applicable margin for borrowings under the Inmarsat Revolving Credit Facility is based on Inmarsat’s total net leverage ratio and ranges between 1.50% and 2.25% per annum for base rate loans and 2.50% and 3.25% per annum for SOFR loans. As of March 31, 2024, the weighted average effective interest rate on the Company's outstanding borrowings under the Inmarsat Term Loan Facilities, including the impact of interest rate cap contracts (see Note 1 — The Company and a Summary of Its Significant Accounting Policies — Derivatives for more information), was approximately 9.59%. The Inmarsat Secured Credit Facilities are required to be guaranteed by certain material Inmarsat subsidiaries and secured by substantially all of the assets of the Inmarsat borrowers and subsidiary guarantors.

The Inmarsat Secured Credit Facilities contain covenants that restrict, among other things, Inmarsat’s ability to incur additional debt, grant liens, sell assets, make investments and acquisitions, pay dividends and make certain other restricted payments. In addition, financial covenants regarding Inmarsat’s total net leverage ratio and interest coverage ratio apply to the Inmarsat Revolving Credit Facility. The borrowers under the Inmarsat Secured Credit Facilities were in compliance with the financial covenants under the Inmarsat Secured Credit Facilities as of March 31, 2024.

Borrowings under the Inmarsat Term Loan Facilities are recorded as current portion of long-term debt and as other long-term debt, net of unamortized discount, unamortized fair value adjustment made in purchase accounting and debt issuance costs, in the Company’s consolidated financial statements. The New Term Loan Facility was issued with an original issue discount of 2.00%.

Senior Notes

Senior Notes due 2031

On September 28, 2023, the Company issued $733.4 million in principal amount of 2031 Notes in a private placement to institutional buyers to replace the Bridge Facility. The 2031 Notes were issued at face value and are recorded as long-term debt, net of debt issuance costs, in the Company’s consolidated financial statements. The 2031 Notes bear interest at the rate of 7.500% per year, payable semi-annually in cash in arrears, which interest payments will commence at the end of May 2024. Debt issuance costs associated with the issuance of the 2031 Notes are amortized to interest expense on a straight-line basis over the term of the 2031 Notes, the results of which are not materially different from the effective interest rate basis.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The 2031 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Viasat Revolving Credit Facility. As of March 31, 2024, none of the Company’s subsidiaries guaranteed the 2031 Notes. The 2031 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2031 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2031 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

The 2028 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Viasat Revolving Credit Facility. As of March 31, 2024, none of the Company’s subsidiaries guaranteed the 2028 Notes. The 2028 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2028 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2028 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

The 2027 Notes are required to be guaranteed on a senior secured basis by each of the Company’s existing and future subsidiaries that guarantees the Viasat Revolving Credit Facility. As of March 31, 2024, none of the Company’s subsidiaries guaranteed the 2027 Notes. The 2027 Notes are secured, equally and ratably with the 2022 Term Loan Facility, the 2023 Term Loan Facility, the Viasat Revolving Credit Facility and any future parity lien debt, by liens on substantially all of the Company’s and such subsidiaries' assets.

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

The 2027 Notes may be redeemed, in whole or in part, at any time at a redemption price of 100% plus accrued and unpaid interest, if any, thereon to the redemption date.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

associated with the issuance of the 2025 Notes are amortized to interest expense on a straight-line basis over the term of the 2025 Notes, the results of which are not materially different from the effective interest rate basis.

The 2025 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Viasat Revolving Credit Facility. As of March 31, 2024, none of the Company’s subsidiaries guaranteed the 2025 Notes. The 2025 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2025 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2025 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

The 2025 Notes may be redeemed, in whole or in part, at any time at a redemption price of 100% plus accrued and unpaid interest, if any, thereon to the redemption date.

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

The Inmarsat 2026 Notes are secured by pari passu first priority liens on the collateral securing the Inmarsat Secured Credit Facilities, and are required to be guaranteed on a senior secured basis by restricted subsidiaries of Inmarsat Holdings that guarantee or are borrowers under Inmarsat’s senior secured indebtedness, subject to exceptions. The Inmarsat 2026 Notes are required to be guaranteed by the subsidiaries guaranteeing the Inmarsat Secured Credit Facilities.

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

The Inmarsat 2026 Notes may be redeemed, in whole or in part, at any time during the 12 months beginning on October 1, 2023 at a redemption price of 101.688%, and at any time on or after October 1, 2024 at a redemption price of 100%, in each case plus accrued and unpaid interest, if any, thereon to the redemption date.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Inmarsat 2026 Notes are recorded as other long-term debt, net of unamortized fair value adjustment made in purchase accounting, in the Company’s consolidated financial statements.

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

In November 1996, the Company adopted the 1996 Equity Participation Plan (the Equity Participation Plan). The Equity Participation Plan provides for the grant to executive officers, other key employees, consultants and non-employee directors of the Company a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, restricted stock units and performance awards. From November 1996 to September 2023 through various amendments of the Equity Participation Plan, the Company increased the maximum number of shares reserved for issuance under this plan to 55,971,000 shares. The Company believes that such awards align the interests of its executive officers, employees, consultants and non-employee directors with those of its stockholders. Shares of the Company’s common stock granted under the Equity Participation Plan in the form of stock options or stock appreciation right are counted against the Equity Participation Plan share reserve on a one for one basis and performance-based stock options are calculated assuming “maximum” performance. Shares of the Company’s common stock granted under the Equity Participation Plan as an award other than as an option or as a stock appreciation right with a per share purchase price lower than 100% of fair market value on the date of grant are counted against the Equity Participation Plan share reserve as two shares for each share of common stock subject to such awards. Restricted stock units are granted to eligible employees and directors and represent rights to receive shares of common stock at a future date.

In November 1996, the Company adopted the Viasat, Inc. Employee Stock Purchase Plan (the Employee Stock Purchase Plan) to assist employees in acquiring a stock ownership interest in the Company and to encourage them to remain in the employment of the Company. The Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. From November 1996 to September 2023 through various amendments of the Employee Stock Purchase Plan, the Company increased the maximum number of shares reserved for issuance under the Employee Stock Purchase Plan to 11,950,000 shares. To facilitate participation for employees located outside of the United States in light of non-U.S. law and other considerations, the amended Employee Stock Purchase Plan also provides for the grant of purchase rights that are not intended to be tax-qualified. The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during specified six-month offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the Employee Stock Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower.

Total stock-based compensation expense recognized in accordance with the authoritative guidance for share-based payments was as follows:

	Fiscal Years Ended
	March 31, 2024	March 31, 2023	March 31, 2022
	(In thousands)
Stock-based compensation expense before taxes	$83,631	$82,112	$84,981
Related income tax benefits	(5,292)	(17,238)	(19,809)
Stock-based compensation expense, net of taxes	$78,339	$64,874	$65,172

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company recognizes excess tax benefits or deficiencies on vesting or settlement of awards as discrete items within income tax benefit or provision within net income (loss) and the related cash flows classified within operating activities.

The compensation cost that has been charged against income for the Equity Participation Plan under the authoritative guidance for share-based payments was $75.6 million, $75.0 million and $79.4 million, and for the Employee Stock Purchase Plan was $8.0 million, $7.1 million and $5.6 million, for the fiscal years ended March 31, 2024, 2023 and 2022, respectively. The Company capitalized $10.7 million, $12.9 million and $10.6 million of stock-based compensation expense as a part of property, equipment and satellites, net for fiscal years 2024, 2023 and 2022, respectively.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of March 31, 2024, total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Equity Participation Plan (including stock options, market-based performance stock options and restricted stock units) and the Employee Stock Purchase Plan was $137.2 million and $2.7 million, respectively. These costs are expected to be recognized over a weighted average period of 1.0 years, 1.8 years and 2.5 years, for stock options, market-based performance stock options and restricted stock units, respectively, under the Equity Participation Plan and less than six months under the Employee Stock Purchase Plan.

Stock options, market-based performance stock options and employee stock purchase plan. The Company’s stock options typically have a simple four-year vesting schedule (except for one- and three-year vesting schedules for options granted to the members of the Company’s Board of Directors) and a six-year contractual term. The Company grants total shareholder return (TSR) performance stock options to executive officers under the Equity Participation Plan. The number of shares of TSR performance stock options that will become eligible to vest based on the time-based vesting schedule described below is based on a comparison over a four-year performance period of the Company’s TSR to the TSR of the companies included in the S&P Mid Cap 400 Index. The number of options that may become vested and exercisable will range from 0% to 175% of the target number of options based on the Company’s relative TSR ranking for the performance period. The Company’s TSR performance stock options have a four-year time-based vesting schedule and a six-year contractual term. The TSR performance stock options must be vested under both the time-based vesting schedule and the performance-based vesting conditions in order to become exercisable. During the third quarter of fiscal year 2024, the Company granted price hurdle performance stock options to executive officers and certain other high-level employees under the 1996 Equity Participation Plan. The price hurdle performance stock options must be vested under both a three-year time-based vesting schedule and a market-based vesting condition in order to become exercisable. The number of options that may become vested and exercisable will range from 0% to 250% of the target number of options granted provided that depending on whether the forty-five calendar day trailing average market closing price of the Company's common stock ending on and including such date equals or exceeds certain levels. The Company estimates the fair value of the TSR performance stock options and the price hurdle performance stock options (collectively, the market-based performance stock options) at the grant date using a Monte Carlo simulation. Expense for market-based performance stock options that vest is recognized regardless of the actual outcome achieved and is recognized on a graded-vesting basis. The weighted average estimated fair value of market-based performance stock options granted during fiscal years 2024, 2023 and 2022 was $16.01, $25.06 and $31.11 per share, respectively, using the Monte Carlo simulation. The weighted average estimated fair value of stock options granted and employee stock purchase plan shares issued during fiscal year 2024 was $15.73 and $8.79 per share, respectively, during fiscal year 2023 was $16.49 and $10.30 per share, respectively, and during fiscal year 2022 was $13.50 and $12.37 per share, respectively, using the Black-Scholes model. The weighted average assumptions (annualized percentages) used in the Black-Scholes model and Monte Carlo simulation were as follows:

	Stock Options			Market-based Performance Stock Options			Employee Stock Purchase Plan
	Fiscal Year 2024	Fiscal Year 2023	Fiscal Year 2022	Fiscal Year 2024	Fiscal Year 2023	Fiscal Year 2022	Fiscal Year 2024	Fiscal Year 2023	Fiscal Year 2022
Volatility	54.2%	46.4%	49.5%	56.4%	49.9%	42.5%	66.6%	60.5%	42.1%
Risk-free interest rate	4.2%	3.4%	0.4%	4.4%	3.8%	1.2%	5.3%	3.4%	0.1%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected life	5.0 years	5.0 years	3.2 years	4.6 years	5.0 years	5.0 years	0.5 years	0.5 years	0.5 years

The Company’s expected volatility is a measure of the amount by which its stock price is expected to fluctuate over the expected term of the stock-based award. The estimated volatilities for stock options and market-based performance options are based on the historical volatility calculated using the daily stock price of the Company’s stock over a recent historical period equal to the expected term. The risk-free interest rate that the Company uses in determining the fair value of its stock-based awards is based on the implied yield on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of its stock-based awards. The expected terms or lives of stock options and market-based performance stock options represent the expected period of time from the date of grant to the estimated date that the stock options under the Company’s Equity Participation Plan would be fully exercised. The expected term assumption is estimated based primarily on the options’ vesting terms and remaining contractual life and employees’ expected exercise and post-vesting employment termination behavior.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of stock option activity for fiscal year 2024 is presented below:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)
Outstanding at March 31, 2023	236,496	$62.53
Options granted	58,000	31.00
Options expired	(69,914)	71.12
Options exercised	(2,633)	31.28
Outstanding at March 31, 2024	221,949	$51.95	3.2	$—
Vested and exercisable at March 31, 2024	163,949	$59.36	2.4	$—

The total intrinsic value of stock options exercised during fiscal years 2024, 2023 and 2022 was an insignificant amount, zero and an insignificant amount, respectively. All options issued under the Company’s Equity Participation Plan have an exercise price equal to the fair market value of the Company’s stock on the date of the grant. The Company recorded no excess tax benefits during fiscal years 2024, 2023 and 2022.

A summary of market-based performance stock option activity for fiscal year 2024 is presented below:

	Number of Shares (1)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)
Outstanding at March 31, 2023	2,407,312	$48.06
Market-based performance options granted	1,513,923	19.72
Market-based performance options canceled	(564,252)	71.83
Market-based performance options exercised	—	—
Outstanding at March 31, 2024	3,356,983	$31.29	4.4	$2,568,780
Vested and exercisable at March 31, 2024	—	$—	—	$—

(1)
Number of shares is based on the target number of options under each market-based performance stock option.

Restricted stock units. Restricted stock units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. There is no exercise price and no monetary payment required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock units generally vest over four years (except for one- and three-year vesting schedules for restricted stock units granted to the members of the Company’s Board of Directors). Compensation cost for these awards is based on the fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. For fiscal years 2024, 2023 and 2022, the Company recognized $57.4 million, $59.1 million and $63.1 million, respectively, in stock-based compensation expense related to these restricted stock unit awards.

The per unit weighted average grant date fair value of restricted stock units granted during fiscal years 2024, 2023 and 2022 was $29.21, $35.04 and $52.85, respectively. A summary of restricted stock unit activity for fiscal year 2024 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding at March 31, 2023	4,465,147	$43.00
Awarded	1,451,667	29.21
Forfeited	(352,651)	40.89
Vested	(1,543,429)	45.86
Outstanding at March 31, 2024	4,020,734	$37.11
Vested and deferred at March 31, 2024	207,785	$51.71

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The total fair value of shares vested related to restricted stock units during the fiscal years 2024, 2023 and 2022 was $34.1 million, $46.9 million and $66.0 million, respectively.

Note 10 — Shares Used In Computing Diluted Net Income (Loss) Per Share

The weighted average number of shares used to calculate basic and diluted net loss per share attributable to Viasat, Inc. common stockholders is the same for the fiscal years ended March 31, 2024, 2023 and 2022, as the Company incurred a net loss from continuing operations (excluding income (loss) from continuing operations attributable to the noncontrolling interest) for such periods and inclusion of potentially dilutive weighted average shares of common stock would be antidilutive.

Potentially dilutive weighted average shares excluded from the calculation for fiscal years 2024, 2023 and 2022, respectively, consisted of 242,973, 483,499 and 848,791 shares related to stock options (other than market-based performance stock options), zero, 480,325 and 264,645 shares related to market-based performance stock options, 2,066,973, 2,477,067 and 2,150,449 shares related to restricted stock units, and 1,127,606, 699,680 and 417,308 shares related to certain terms of the Viasat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan.

Note 11 — Income Taxes

The components of income (loss) before income taxes by jurisdiction are as follows:

	Fiscal Years Ended
	March 31, 2024	March 31, 2023	March 31, 2022
	(In thousands)
United States	$(859,006)	$(94,019)	$(119,249)
Foreign	(334,940)	(68,136)	(18,661)
	$(1,193,946)	$(162,155)	$(137,910)

The (provision for) benefit from income taxes includes the following:

	Fiscal Years Ended
	March 31, 2024	March 31, 2023	March 31, 2022
	(In thousands)
Current tax provision
Federal	$(12,128)	$(11,494)	$(7,097)
State	(1,010)	(5,231)	(2,041)
Foreign	(27,028)	(5,965)	(4,042)
	(40,166)	(22,690)	(13,180)
Deferred tax benefit
Federal	74,404	40,889	39,049
State	5,166	(80,715)	8,057
Foreign	100,070	13,098	2,591
	179,640	(26,728)	49,697
Total (provision for) benefit from income taxes	$139,474	$(49,418)	$36,517

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Significant components of the Company’s net deferred tax assets are as follows:

	As of
	March 31, 2024	March 31, 2023
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$198,548	$71,838
Tax credit carryforwards	141,015	115,418
Capitalized research and development costs	143,581	75,152
Operating lease liabilities	94,360	78,562
Deferred revenue	16,326	24,123
Interest carryforwards	88,269	2,485
Other	184,834	104,883
Valuation allowance	(353,642)	(150,047)
Total deferred tax assets	513,291	322,414
Deferred tax liabilities:
Intangible assets	(683,366)	(99,629)
Property, equipment and satellites	(725,990)	(187,896)
Operating lease assets	(80,258)	(68,150)
Other	(88,357)	(29,004)
Total deferred tax liabilities	(1,577,971)	(384,679)
Net deferred tax assets (liabilities)	$(1,064,680)	$(62,265)

A reconciliation of the benefit from (provision for) income taxes to the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes is as follows:

	Fiscal Years Ended
	March 31, 2024	March 31, 2023	March 31, 2022
	(In thousands)
Tax (provision) benefit at federal statutory rate	$250,728	$34,047	$28,964
State tax provision, net of federal benefit	28,621	202	1,330
Tax credits	28,574	23,925	25,994
Change in federal valuation allowances	(105,968)	—	—
Change in state valuation allowances	(27,251)	(73,600)	(4,347)
Non-deductible compensation	(5,240)	(3,096)	(5,771)
Non-deductible transaction costs	(18,911)	(167)	(1,361)
Non-deductible meals and entertainment	(1,077)	(693)	(311)
Stock-based compensation	(12,182)	(12,032)	(7,402)
Change in state effective tax rate	292	458	539
Base Erosion and Anti-Abuse Tax (BEAT)	—	(8,610)	—
Foreign effective tax rate differential, net of valuation allowance	6,199	(5,769)	(6,201)
Unremitted subsidiary gains	(1,586)	(887)	(1,565)
Change to indefinite reinvestment assertion (EBI)	—	—	8,071
Other	(2,725)	(3,196)	(1,423)
Total (provision for) benefit from income taxes	$139,474	$(49,418)	$36,517

As of March 31, 2024, the Company had federal and state research & development (R&D) tax credit carryforwards of $115.8 million and $191.5 million, respectively, which begin to expire in fiscal year 2040 and fiscal year 2026, respectively. As of March 31, 2024, the Company had federal and state net operating loss carryforwards of $345.8 million and $149.0 million, respectively, which begin to expire in fiscal year 2029 and fiscal year 2025, respectively.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Future realization of existing deferred tax assets ultimately depends on future profitability and the existence of sufficient taxable income of appropriate character (for example, ordinary income versus capital gains) within the carryforward period available under tax law. In the event that the Company’s estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established, which would cause a decrease to income in the period such determination is made. A valuation allowance of $353.6 million at March 31, 2024 and $150.0 million at March 31, 2023 has been established relating to federal, state and foreign net operating loss carryforwards, federal and state R&D tax credit carryforwards, and foreign tax credit carryforwards that, based on management’s estimate of future taxable income attributable to such jurisdictions and generation of additional research credits, are considered more likely than not to expire unused. The valuation allowance at March 31, 2024 also includes other federal and state net deferred tax assets for cumulative timing differences.

During the second quarter of fiscal year 2024, in evaluating the Company’s ability to realize its U.S. net deferred tax assets, the Company considered all available positive and negative evidence, including but not limited to operating results, forecasted ranges of future taxable income, and its recent satellite anomalies. ASC 740 places more weight on the objectively verifiable evidence of current pre-tax losses and recent events than forecasts of future profitability. Therefore, the Company determined it is more likely than not that its U.S. net deferred tax assets will not be realized, excluding its deferred tax assets and liabilities related to the separate U.S. tax return filings of Trellisware and the legacy Inmarsat entities. As a result, the Company’s tax benefit for the fiscal year ended March 31, 2024 was reduced by a valuation allowance recorded against such U.S. deferred tax assets.

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

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	As of
	March 31, 2024	March 31, 2023	March 31, 2022
	(In thousands)
Balance, beginning of fiscal year	$129,738	$112,806	$92,962
Increase related to prior year tax positions	2,728	2,549	6,711
Decrease related to prior year tax positions	(190)	(632)	(578)
Increase related to current year tax positions	15,608	16,123	12,358
Increase related to business combinations	54,193	—	2,713
Expiration of the statute of limitations for the assessment of taxes	(16,482)	(1,108)	(1,360)
Balance, end of fiscal year	$185,595	$129,738	$112,806

Of the total unrecognized tax benefits at March 31, 2024, $16.1 million would reduce the Company’s annual effective tax rate if recognized, based on the Company's valuation allowance position at March 31, 2024. It is reasonably possible that there will not be a significant change in uncertain tax balances in the next 12 months.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of March 31, 2024 and 2023, the Company had accrued interest and penalties of approximately $16.9 million and an insignificant amount, respectively. Approximately $19.2 million was recorded through goodwill as part of the purchase accounting for the Inmarsat Acquisition. The Company recognized a tax benefit of $2.0 million, $1.1 million and $1.2 million for reductions of interest and penalties in income tax expense for the fiscal years ended March 31, 2024, 2023 and 2022, respectively.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company is subject to periodic audits by domestic and foreign tax authorities. By statute, the Company’s U.S. federal and state income tax returns are subject to examination by the tax authorities for fiscal years 2021 and thereafter. Additionally, net operating loss and R&D tax credit carryovers that were generated in prior years may also be subject to examination. With few exceptions, fiscal years 2020 and thereafter remain open to examination by foreign tax authorities. Calendar years 2007, 2018 and thereafter remain open in the U.K. for certain entities currently under enquiry. Calendar years 2014 and thereafter remain open in Norway for certain entities currently under enquiry. The Company believes that it has appropriate support for the income tax positions taken on its tax returns and its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations.
Note 12 — Employee Benefits

The Company is a sponsor of a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code. Under the plan, the Company may make discretionary contributions to the plan which vest over three years. The Company’s discretionary matching contributions to the plan are based on the amount of employee contributions and can be made in cash or the Company’s common stock at the Company’s election. Subsequent to the 2024 fiscal year end, the Company elected to settle the discretionary contributions liability in shares of the Company’s common stock, consistent with fiscal year 2023. Based on the closing price of the Company’s common stock at the 2024 fiscal year end, the Company would issue approximately 1,550,702 shares of common stock at this time. Discretionary contributions accrued by the Company as of March 31, 2024 and 2023 amounted to $28.1 million and $32.5 million, respectively.

Note 13 — Related-Party Transactions

In the normal course of business, the Company engages in transactions with its equity method investments (Navarino UK and JSAT Mobile), which are considered related-party transactions. The Company recognized revenue from Navarino UK and JSAT Mobile for the fiscal year ended March 31, 2024 of $64.4 million. The Company received cash of $61.1 million from Navarino UK and JSAT Mobile for the fiscal year ended March 31, 2024. Accounts receivable from Navarino UK and JSAT Mobile as of March 31, 2024 was $13.2 million.

Note 14 — Commitments

From time to time, the Company enters into satellite construction agreements as well as various other satellite-related purchase commitments, including with respect to the provision of launch services, operation of its satellites and satellite insurance. As of March 31, 2024, future minimum payments under the Company’s satellite construction contracts and other satellite-related purchase commitments for the next five fiscal years and thereafter were as follows:

Fiscal Years Ending	(In thousands)
2025	$273,341
2026	138,262
2027	200,281
2028	12,918
2029	3,100
Thereafter	9,390
$637,292

The Company’s contracts with satellite manufacturers require the Company to make monthly in-orbit satellite performance incentive payments with respect to certain satellites in commercial service, including interest, through fiscal year 2028, subject to the continued satisfactory performance of the applicable satellites. The Company records the net present value of these expected future payments as a liability and as a component of the cost of the satellites. As of March 31, 2024, the Company’s estimated satellite performance incentive obligations and accrued interest for the applicable satellites were approximately $15.9 million, of which $5.7 million and $10.2 million have been classified as current in accrued liabilities and non-current in other liabilities, respectively. Under these satellite construction contracts, the Company may incur up to $17.4 million in total costs for satellite performance incentive obligations and related interest earned with potential future minimum payments of $6.0 million, $5.8 million, $4.7 million, an insignificant amount and zero in fiscal years 2025, 2026, 2027, 2028 and 2029, respectively, with no commitments thereafter.

The Company has various other purchase commitments under satellite capacity agreements which are used to provide satellite networking services to its customers for future minimum payments of approximately $124.2 million, $38.2 million, $30.1 million, $29.8 million and $31.9 million in fiscal years 2025, 2026, 2027, 2028 and 2029, respectively, and $20.8 million of further minimum payments thereafter.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 15 — Contingencies

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

The Company has contracts with various U.S. Government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. Government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. Government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. Government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. As of March 31, 2024, the DCMA had approved the Company's incurred costs through fiscal year 2022 with the exception of 2021, which is pending. The DCMA is currently auditing the Company's 2023 incurred cost submission. Although the Company has recorded contract revenues subsequent to fiscal year 2020 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments and if future adjustments exceed the Company's estimates its profitability would be adversely affected. As of March 31, 2024 and 2023, the Company had $16.6 million and $12.9 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. Government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on the status of the related contracts.

Certain matters resolved during fiscal years 2024 and 2023

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

Note 16 — Segment Information

The Company’s reportable segments (satellite services, commercial networks and government systems) are primarily distinguished by the type of customer and the related contractual requirements. The Company’s satellite services segment provides a wide range of satellite-based broadband and narrowband services to a diverse customer base, including commercial airlines, maritime commercial shipping fleets, offshore service vessel operators, commercial fishing companies, residential customers, and small and medium-sized businesses and enterprises. The Company’s commercial networks segment develops and offers a wide array of advanced satellite and wireless products, antenna systems and networks and terminal solutions that support or enable the provision of fixed and mobile broadband and narrowband

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

services some of which are ultimately used by the Company’s satellite services segment. The Company’s government systems segment provides global mobile broadband services and narrowband products and services to military and government users and develops and offers network-centric, internet protocol-based fixed and mobile secure communications products and solutions. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the satellite services and commercial networks segments. The Company’s segments are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance.

As described in Note 1 — The Company and a Summary of Its Significant Accounting Policies and Note 5 — Discontinued Operations, on October 1, 2022, the Company entered into an Asset Purchase Agreement to sell certain assets and assign certain liabilities comprising the Link-16 TDL Business to L3Harris. In accordance with ASC 205-20, the Company determined that the Link-16 TDL Business met held-for-sale and discontinued operations accounting criteria at the end of the second quarter of fiscal year 2023. Accordingly, the segment information for the periods prior to the measurement date of a discontinued operation that is part of a reportable segment is required to be restated to reflect the discontinued operation classification. Therefore, the discontinued operations have been excluded from segment results for all periods presented prior to the date the Link-16 TDL Sale was completed. Further, as the discontinued operation is part of a reportable segment but not the entire reportable segment, the costs previously allocated to a discontinued operation have been reasonably reallocated to the remaining operating segments. On January 3, 2023, the Company completed the Link-16 TDL Sale. See Note 5 — Discontinued Operations for additional information.

Segment revenues and operating profits (losses) for the fiscal years ended March 31, 2024, 2023 and 2022 were as follows:

	Fiscal Years Ended
	March 31, 2024	March 31, 2023	March 31, 2022
	(In thousands)
Revenues:
Satellite services
Product	$—	$—	$—
Service	2,141,775	1,210,733	1,188,816
Total	2,141,775	1,210,733	1,188,816
Commercial networks
Product	685,868	530,374	443,435
Service	91,973	82,273	68,664
Total	777,841	612,647	512,099
Government systems
Product	593,296	423,752	417,291
Service	770,846	309,026	298,973
Total	1,364,142	732,778	716,264
Elimination of intersegment revenues	—	—	—
Total revenues	$4,283,758	$2,556,158	$2,417,179
Operating profits (losses):
Satellite services	$(770,883)	$(41,045)	$31,559
Commercial networks	(134,956)	(145,319)	(209,093)
Government systems	243,198	60,219	93,122
Elimination of intersegment operating profits (losses)	—	—	—
Segment operating profit (loss) before corporate and amortization of acquired intangible assets	(662,641)	(126,145)	(84,412)
Corporate	—	—	—
Amortization of acquired intangible assets	(227,165)	(29,811)	(28,729)
Income (loss) from operations	$(889,806)	$(155,956)	$(113,141)

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. The Company’s property and equipment, including its satellites, earth stations and other networking equipment, are assigned to corporate assets as they are available for use by the various segments throughout their estimated useful lives. Segment assets as of March 31, 2024 and 2023 were as follows:

	As of March 31, 2024	As of March 31, 2023
	(In thousands)
Segment assets:
Satellite services	$3,518,456	$424,881
Commercial networks	398,821	328,828
Government systems	1,243,708	293,780
Total segment assets	5,160,985	1,047,489
Corporate assets	11,168,379	6,682,848
Total assets	$16,329,364	$7,730,337

Other acquired intangible assets, net and goodwill included in segment assets as of March 31, 2024 and 2023 were as follows:

	Other Acquired Intangible Assets, Net		Goodwill
	As of March 31, 2024	As of March 31, 2023	As of March 31, 2024	As of March 31, 2023
	(In thousands)
Satellite services	$2,174,628	$200,097	$1,055,929	$80,589
Commercial networks	—	—	41,048	41,014
Government systems	369,839	1,108	524,786	36,939
Total	$2,544,467	$201,205	$1,621,763	$158,542

Amortization of acquired intangible assets by segment for the fiscal years ended March 31, 2024, 2023 and 2022 was as follows:

	Fiscal Years Ended
	March 31, 2024	March 31, 2023	March 31, 2022
	(In thousands)
Satellite services	$197,563	$28,641	$27,220
Commercial networks	—	—	—
Government systems	29,602	1,170	1,509
Total amortization of acquired intangible assets	$227,165	$29,811	$28,729

Revenues by geographic area for the fiscal years ended March 31, 2024, 2023 and 2022 were as follows:

	Fiscal Years Ended
	March 31, 2024	March 31, 2023	March 31, 2022
	(In thousands)
U.S. customers	$3,029,303	$2,147,651	$2,036,019
Non U.S. customers (each country individually insignificant)	1,254,455	408,507	381,160
Total revenues	$4,283,758	$2,556,158	$2,417,179

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company distinguishes revenues from external customers by geographic area based on customer location.

The net book value of long-lived assets located outside the United States was approximately $2.0 billion at March 31, 2024 and approximately $262.4 million at March 31, 2023, including a net book value of long-lived assets located in the United Kingdom of $1.3 billion (primarily related to the Inmarsat Acquisition) and an insignificant amount as of March 31, 2024 and March 31, 2023, respectively.

Note 17 — Subsequent Event

As of March 31, 2024, the Company managed and reported its operating results through three reportable segments: satellite services, commercial networks and government systems.

In May 2024, certain organizational changes were made that are expected to impact the Company’s future internal reporting and reportable segments. The new segment reporting structure is expected to better reflect the Company's strategy following the Inmarsat Acquisition, diverse global end markets, and certain organizational and leadership changes that allow the Company's chief operating decision maker to better assess the operational performance of and allocate resources to its multiple product lines. The Company's service-based businesses are expected to be reported together as a single reportable segment (referred to as the communication services segment), given that these businesses share significant resources including satellites, ground networks, business platforms and infrastructure. The Company's remaining product-lines that do not utilize the shared infrastructure or intellectual property and the portion of the Company's government businesses that do not rely on the shared infrastructure platforms and other related costs shared by the Company's satellite communications segment, are expected to be aggregated into a single reportable segment (referred to as the defense and advanced technologies segment).

The Company expects that the change to its reportable segments will be effective commencing with the first quarter of fiscal year 2025.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Three Fiscal Years Ended March 31, 2024

Deferred Tax Asset Valuation Allowance
(In thousands)
Balance, March 31, 2021	$47,076
Charged to costs and expenses	5,119
Charged to goodwill*	25,876
Deductions	—
Balance, March 31, 2022	$78,071
Charged to costs and expenses	71,976
Deductions	—
Balance, March 31, 2023	$150,047
Charged to costs and expenses	139,687
Charged to goodwill**	63,908
Deductions	—
Balance, March 31, 2024	$353,642

* Related to the acquisitions of RigNet and EBI

** Related to the acquisition of Inmarsat

II-1