Form 10-Q
period 2024-06-30
VIASAT INC
filed 2024-08-09
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024.

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of July 26, 2024 was 127,779,170.

VIASAT, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of June 30, 2024	As of March 31, 2024
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,811,599	$1,901,033
Accounts receivable, net	694,889	678,210
Inventories	329,829	317,878
Prepaid expenses and other current assets	490,784	581,783
Total current assets	3,327,101	3,478,904

Property, equipment and satellites, net	7,531,809	7,557,206
Operating lease right-of-use assets	380,169	393,077
Other acquired intangible assets, net	2,475,492	2,544,467
Goodwill	1,621,473	1,621,763
Other assets	751,825	733,947
Total assets	$16,087,869	$16,329,364
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$230,882	$287,206
Accrued and other liabilities	791,102	950,621
Current portion of long-term debt	57,764	58,054
Total current liabilities	1,079,748	1,295,881

Senior notes	4,367,667	4,354,714
Other long-term debt	2,761,181	2,774,521
Non-current operating lease liabilities	369,342	379,644
Other liabilities	2,422,278	2,452,100
Total liabilities	11,000,216	11,256,860
Commitments and contingencies (Note 9)
Equity:
Viasat, Inc. stockholders’ equity
Common stock	13	13
Paid-in capital	4,845,072	4,797,253
Retained earnings	216,520	249,432
Accumulated other comprehensive income (loss)	(32,251)	(21,268)
Total Viasat, Inc. stockholders’ equity	5,029,354	5,025,430
Noncontrolling interest in subsidiary	58,299	47,074
Total equity	5,087,653	5,072,504
Total liabilities and equity	$16,087,869	$16,329,364

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended
	June 30, 2024	June 30, 2023
	(In thousands, except per share data)
Revenues:
Product revenues	$305,739	$236,372
Service revenues	820,721	543,419
Total revenues	1,126,460	779,791
Operating expenses:
Cost of product revenues	194,158	197,078
Cost of service revenues	516,667	347,833
Selling, general and administrative	251,122	219,581
Independent research and development	38,563	29,004
Amortization of acquired intangible assets	66,215	27,811
Income (loss) from operations	59,735	(41,516)
Other income (expense):
Interest income	22,792	19,189
Interest expense	(105,776)	(55,939)
Income (loss) before income taxes	(23,249)	(78,266)
(Provision for) benefit from income taxes	(1,184)	533
Equity in income (loss) of unconsolidated affiliate, net	2,746	831
Net income (loss)	(21,687)	(76,902)
Less: net income (loss) attributable to noncontrolling interest, net of tax	11,225	102
Net income (loss) attributable to Viasat, Inc.	$(32,912)	$(77,004)
Basic net income (loss) per share attributable to Viasat, Inc. common stockholders:	$(0.26)	$(0.83)
Diluted net income (loss) per share attributable to Viasat, Inc. common stockholders:	$(0.26)	$(0.83)
Shares used in computing basic net income (loss) per share	126,580	93,106
Shares used in computing diluted net income (loss) per share	126,580	93,106
Comprehensive income (loss):
Net income (loss)	$(21,687)	$(76,902)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	(9,895)	8,527
Unrealized gain (loss) on hedging, net of tax	(1,088)	6,297
Other comprehensive income (loss), net of tax	(10,983)	14,824
Comprehensive income (loss)	(32,670)	(62,078)
Less: comprehensive income (loss) attributable to noncontrolling interest, net of tax	11,225	102
Comprehensive income (loss) attributable to Viasat, Inc.	$(43,895)	$(62,180)

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	June 30, 2024	June 30, 2023
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(21,687)	$(76,902)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	249,800	132,011
Amortization of intangible assets	81,404	42,568
Stock-based compensation expense	19,182	21,752
Loss on disposition of fixed assets	19,778	9,729
Deferred income taxes and other non-cash adjustments	9,387	(24,203)
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(26,224)	(739)
Inventories	(11,888)	(34,684)
Other assets	13,581	(39,564)
Accounts payable	(28,529)	41,509
Accrued liabilities	(110,114)	(58,969)
Other liabilities	(43,594)	91,158
Net cash provided by (used in) operating activities	151,096	103,666
Cash flows from investing activities:
Purchase of property, equipment and satellites, and other assets	(301,019)	(374,926)
Proceeds from insurance claims on satellites	79,500	—
Payment related to acquisition of a business, net of cash acquired	—	(342,621)
Payments to acquire short-term investments	—	(52,000)
Net cash provided by (used in) investing activities	(221,519)	(769,547)
Cash flows from financing activities:
Payments on debt borrowings	(19,462)	(18,868)
Proceeds from debt borrowings	—	1,334,683
Payments of debt issuance costs	(710)	(34,558)
Proceeds from issuance of common stock under equity plans	—	82
Purchase of common stock in treasury (immediately retired) related to tax withholdings for stock-based compensation	(1,415)	(2,212)
Other financing activities	(866)	(779)
Net cash provided by (used in) financing activities	(22,453)	1,278,348
Effect of exchange rate changes on cash	3,442	617
Net increase (decrease) in cash and cash equivalents and restricted cash	(89,434)	613,084
Cash and cash equivalents and restricted cash at beginning of period	1,901,033	1,379,386
Cash and cash equivalents and restricted cash at end of period	$1,811,599	$1,992,470
Non-cash investing and financing activities:
Issuance of common stock in satisfaction of certain accrued employee compensation liabilities	$28,063	$31,173
Right-of-use assets obtained in exchange for operating lease liabilities	$3,060	$5,241
Issuance of common stock in connection with acquisition	$—	$2,123,455
Debt issuance costs not paid for	$—	$6,649

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Viasat, Inc. Stockholders
	Common Stock
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total
	(In thousands, except share data)
For the Three Months Ended June 30, 2024
Balance at March 31, 2024	125,849,088	$13	$4,797,253	$249,432	$(21,268)	$47,074	$5,072,504
Stock-based compensation	—	—	21,171	—	—	—	21,171
Shares issued in settlement of certain accrued employee compensation liabilities	1,755,074	—	28,063	—	—	—	28,063
RSU awards vesting, net of shares withheld for taxes which have been retired	134,475	—	(1,415)	—	—	—	(1,415)
Net income (loss)	—	—	—	(32,912)	—	11,225	(21,687)
Other comprehensive income (loss), net of tax	—	—	—	—	(10,983)	—	(10,983)
Balance at June 30, 2024	127,738,637	$13	$4,845,072	$216,520	$(32,251)	$58,299	$5,087,653

For the Three Months Ended June 30, 2023
Balance at March 31, 2023	76,912,016	$8	$2,540,679	$1,318,336	$(34,713)	$36,259	$3,860,569
Exercise of stock options	2,633	—	82	—	—	—	82
Stock-based compensation	—	—	24,882	—	—	—	24,882
Shares issued in settlement of certain accrued employee compensation liabilities	687,851	—	31,173	—	—	—	31,173
RSU awards vesting, net of shares withheld for taxes which have been retired	88,619	—	(2,212)	—	—	—	(2,212)
Shares issued in connection with acquisition of business, net of issuance costs	46,363,636	5	2,123,450	—	—	—	2,123,455
Other noncontrolling interest activity	—	—	—	—	—	1	1
Net income (loss)	—	—	—	(77,004)	—	102	(76,902)
Other comprehensive income (loss), net of tax	—	—	—	—	14,824	—	14,824
Balance at June 30, 2023	124,054,755	$13	$4,718,054	$1,241,332	$(19,889)	$36,362	$5,975,872

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation

The accompanying condensed consolidated balance sheet at June 30, 2024, the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended June 30, 2024 and 2023, the condensed consolidated statements of cash flows for the three months ended June 30, 2024 and 2023 and the condensed consolidated statements of equity for the three months ended June 30, 2024 and 2023 have been prepared by the management of Viasat, Inc. (also referred to hereafter as the Company or Viasat), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended March 31, 2024 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 31, 2024 included in the Company’s Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

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

On May 30, 2023, the Company completed the acquisition of Connect Topco Limited, a private company limited by shares and incorporated in Guernsey (Inmarsat Holdings and, together with its subsidiaries, Inmarsat, and such acquisition, the Inmarsat Acquisition). The Inmarsat Acquisition was accounted for as a purchase and accordingly, the condensed consolidated financial statements include the operating results of Inmarsat from the date of acquisition.

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

Contract costs on U.S. Government contracts are subject to audit and review by the Defense Contract Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. Government agencies, as well as negotiations with U.S. Government representatives. As of June 30, 2024, the DCMA had approved the Company’s incurred costs through fiscal year 2022. The DCMA is currently auditing the Company’s fiscal year 2023 incurred cost submission. The Company's cost accounting practices are examined for compliance with the applicable Cost Accounting Standards (CAS). Although the Company has recorded contract revenues subsequent to fiscal year 2022 based upon an

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments and if future adjustments exceed the Company’s estimates its profitability would be adversely affected. The Company had $7.4 million and $16.6 million as of June 30, 2024 and March 31, 2024, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. Government cost reimbursable contracts (see Note 9 — Commitments and Contingencies for more information).

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

Transaction price allocated to remaining performance obligations

The Company’s remaining performance obligations represent the transaction price of firm contracts and orders for which work has not been performed. The Company includes in its remaining performance obligations only those contracts and orders for which it has accepted purchase orders. Remaining performance obligations associated with the Company’s subscribers for fixed consumer and business broadband services in its communication services segment exclude month-to-month service contracts in accordance with a practical expedient and are estimated using a portfolio approach in which the Company reviews all relevant promotional activities and calculates the remaining performance obligation using the average service component for the portfolio and the average time remaining under the contract. The Company’s future recurring in-flight connectivity (IFC) service contracts in its communication services segment do not have minimum service purchase requirements and therefore are not included in the Company’s remaining performance obligations. As of June 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $3.6 billion, of which the Company expects to recognize a little less than half over the next 12 months, with the balance recognized thereafter.

Disaggregation of revenue

The Company operates and manages its business in two segments: communication services and defense and advanced technologies. Revenue is disaggregated by products and services, business line, customer type, contract type, and geographic area, respectively, as the Company believes this approach best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. See Note 11 — Segment Information for disaggregation of revenue by business line and additional disaggregated revenue disclosures.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following sets forth disaggregated reported revenue by segment and products and services for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024
	Communication Services	Defense and Advanced Technologies	Total Revenues
	(In thousands)
Product revenues	$60,176	$245,563	$305,739
Service revenues	766,611	54,110	820,721
Total revenues	$826,787	$299,673	$1,126,460

	Three Months Ended June 30, 2023
	Communication Services	Defense and Advanced Technologies	Total Revenues
	(In thousands)
Product revenues	$66,487	$169,885	$236,372
Service revenues	493,773	49,646	543,419
Total revenues	$560,260	$219,531	$779,791

Revenues from the U.S. Government as an individual customer comprised approximately 16% and 17% of total revenues for the three months ended June 30, 2024 and 2023, respectively. Revenues from the U.S. Government are attributable to each of the communication services segment and defense and advanced technologies segment, with slightly higher revenues from the U.S. Government reported within the Company's communication services segment for the three months ended June 30, 2024 and the Company's defense and advanced technologies segment for the three months ended June 30, 2023.

The Company’s communication services segment revenues are primarily derived from the Company’s aviation services (including IFC services), government satcom services, maritime services (including narrowband and safety of communication capabilities primarily acquired through the Inmarsat Acquisition), fixed broadband services, and energy services, as well as a wide array of advanced satellite and wireless products, networks and terminal solutions that support or enable the provision of fixed and mobile broadband and narrowband services.

The Company’s defense and advanced technologies segment revenues are primarily derived from the Company’s information security and cyber defense, space and mission systems, tactical networking, and advanced technologies and other products and services which are provided to government and commercial customers.

The Company’s revenues are primarily derived from two types of contracts: fixed-price and cost-reimbursement contracts. Fixed-price contracts (which require the Company to provide products and services under a contract at a specified price), comprised approximately 96% and 93% of the Company’s total revenues for the three months ended June 30, 2024 and 2023, respectively, a majority of which are reported in the Company's communication services segment. The remainder of the Company’s revenues for such periods was derived primarily from cost-reimbursement contracts (under which the Company is reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit), which contracts are mainly reported within the Company's defense and advanced technologies segment.

Historically, a significant portion of the Company’s revenues has been derived from customer contracts that include the development of products. The development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for the Company’s funded development from its customer contracts were approximately 12% and 15% of its total revenues for the three months ended June 30, 2024 and 2023, respectively, mainly reported within the Company's defense and advanced technologies segment.

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

The following table presents contract assets and liabilities as of June 30, 2024 and March 31, 2024:

	As of June 30, 2024	As of March 31, 2024
	(In thousands)
Unbilled accounts receivable	$173,967	$156,322
Collections in excess of revenues and deferred revenues	277,665	260,264
Deferred revenues, long-term portion	878,053	896,402

Unbilled accounts receivable increased by $17.6 million during the three months ended June 30, 2024, driven primarily by revenue recognized in excess of billings primarily in the Company's defense and advanced technologies segment.

Collections in excess of revenues and deferred revenues increased by $17.4 million during the three months ended June 30, 2024, driven by advances on goods or services received in excess of revenue recognized within both of the Company's segments.

During the three months ended June 30, 2024, the Company recognized revenue of $106.3 million that was previously included in the Company’s collections in excess of revenues and deferred revenues at March 31, 2024. During the three months ended June 30, 2023, the Company recognized revenue of $53.8 million that was previously included in the Company’s collections in excess of revenues and deferred revenues at March 31, 2023.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (ASC 835-20). With respect to the construction of satellites, gateway and networking equipment and other assets under construction, the Company capitalized $56.6 million of interest expense for the three months ended June 30, 2024, and $56.7 million for the three months ended June 30, 2023.

The Company's complementary fleet of 21 in service or operational satellites spans the Ka-, L- and S- bands, with 11 Ka-band satellites, eight L-band satellites (three of which are contingency L-band satellites that are operational but not currently in service), an S-band satellite that supports the European Aviation Network to provide IFC services to commercial airlines in Europe, and an I-6 class hybrid Ka-/L-band satellite (the I-6 F1 satellite). Subsequent to the quarter end, in late July 2024, the ViaSat-3 F1 satellite completed in-orbit testing and was integrated into the Company's existing satellite fleet covering the Americas. Furthermore, the Company has ten additional geostationary (GEO) and highly-elliptical earth orbit (HEO) satellites under development: two additional high-capacity Ka-band GEO satellites (ViaSat-3 F2 and ViaSat-3 F3), three additional adaptive Ka-band GEO satellites: (GX 7, GX 8 and GX 9), two Ka-band HEO satellite payloads intended to provide polar coverage (GX 10a and GX 10b) and three Inmarsat-8 L-band GEO safety service satellites. In addition to the Company's satellite fleet, the Company has purchased capacity on and has access to additional regional partner satellites. In addition, the Company owns related earth stations and networking equipment for all of its satellites. The Company procures CPE units leased to customers in order to connect to the Company's satellite network as part of the Company’s communication services segment, which are reflected in investing activities and property, equipment and satellites, net in the accompanying condensed consolidated financial statements. The Company depreciates the satellites, earth stations and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites, net, as of June 30, 2024 were $554.6 million and $286.5 million, respectively. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites, net, as of March 31, 2024 were $567.5 million and $267.4 million, respectively.

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

As a result of the anomalies that occurred with respect to the ViaSat-3 F1 and I-6 F2 satellites, as well as the impact of integration efforts related to the Inmarsat Acquisition, the Company undertook extensive analysis of its existing integrated satellite fleet and ongoing satellites under construction projects, taking into account its anticipated future capacity needs, projected capital investment profile and access to third party satellites under existing bandwidth arrangements. Based on the impairment analysis performed during the second quarter of fiscal year 2024, as a result of the anomalies experienced in the two satellites and integration impact related to the Inmarsat Acquisition, the Company recorded a reduction to the carrying value of satellites under construction (including capitalized interest) and certain related assets of $1.67 billion during fiscal year 2024 (based on the Company's originally estimated ViaSat-3 F1 satellite output capabilities compared to the anticipated potential and configured capacity of the ViaSat-3 F1 satellite, the full value of the I-6 F2 satellite and the ViaSat-4 satellite program, each a separate asset group), which was partially offset by total insurance claim receivables of approximately $770.0 million recorded in the second quarter of fiscal year 2024. As a

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

result, the Company recorded a net loss of approximately $905.5 million during the second and third quarters of fiscal year 2024, including liabilities associated with the termination of certain subcontractor agreements, in selling, general and administrative expenses in its communication services segment in the condensed consolidated statements of operations and comprehensive income (loss). During the first quarter of fiscal year 2025 and subsequent to the first quarter of fiscal year 2025, the Company received approximately $79.5 million and just over $38 million, respectively, in insurance recovery proceeds related to such claims. To date, the Company has received an aggregate of approximately $626 million in insurance recovery proceeds related to such claims.

Occasionally, the Company may enter into finance lease arrangements for various machinery, equipment, computer-related equipment, software, furniture, fixtures, or satellites. The Company records amortization of assets leased under finance lease arrangements within depreciation expense. The Company’s finance leases consist primarily of satellite lifetime Ka-band capacity leases and have remaining terms from less than one year to two years. The Company reports assets obtained under finance leases in property, equipment and satellites, net and the current and non-current portions of its finance lease liabilities in current portion of long-term debt and other long-term debt, respectively (see Note 1 — Basis of Presentation – Leases for more information).

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

The Company has entered into several cloud computing arrangements that are hosted services contracts mainly as part of projects related to the continuous transformation of technology, integration and implementation of an ERP system. As of June 30, 2024 and March 31, 2024, gross capitalized implementation costs incurred in cloud computing arrangements was $69.3 million and $63.6 million, respectively. As of June 30, 2024 and March 31, 2024 the related accumulated amortization was $11.2 million and $9.5 million, respectively. The Company recognized amortization of capitalized implementation costs of $1.5 million and an insignificant amount for the three months ended June 30, 2024 and 2023, respectively.

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

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs related to patents of $4.0 million and $3.9 million were included in other assets as of June 30, 2024 and March 31, 2024, respectively. The Company capitalized costs of $119.8 million and $117.0 million related to acquiring and obtaining orbital slots and other licenses included in other assets as of June 30, 2024 and March 31, 2024, respectively. Accumulated amortization related to these assets was $8.8 million and $8.4 million as of June 30, 2024 and March 31, 2024, respectively. Amortization expense related to these assets was an insignificant amount for both the three months ended June 30, 2024 and 2023. If a patent, orbital slot or other license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During the three months ended June 30, 2024 and 2023, the Company did not write off any significant costs due to abandonment or impairment.

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense using the effective interest rate method, or, when the results are not materially different, on a straight-line basis over the expected term of the related debt. During the three months ended June 30, 2024 and 2023, the Company capitalized no debt issuance costs and $41.2 million of debt issuance costs, respectively. Unamortized debt issuance costs related to extinguished debt are expensed at the time the

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

debt is extinguished and recorded in loss on extinguishment of debt in the condensed consolidated statements of operations and comprehensive income (loss). If the terms of a financing obligation are amended and accounted for as a debt modification by the Company, fees incurred directly with the lending institution are capitalized and amortized over the remaining contractual term using the effective interest method. Fees incurred with other parties are expensed as incurred. Debt issuance costs related to the Company’s revolving credit facilities (collectively, the Revolving Credit Facilities) are recorded in other long-term assets in the condensed consolidated balance sheets in accordance with the authoritative guidance for imputation of interest (ASC 835-30). Debt issuance costs related to the Company’s senior secured and senior unsecured notes (collectively, the Notes) and senior secured term loan credit facilities (together with the Revolving Credit Facilities, the Credit Facilities) are recorded as a direct deduction from the carrying amount of the related debt, consistent with debt discounts, in accordance with ASC 835-30.

Software development

Costs of developing software for sale are charged to independent research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. As of June 30, 2024 and March 31, 2024, the Company has $742.7 million and $723.9 million, respectively, of capitalized costs related to software developed for resale. Accumulated amortization related to these assets was $497.6 million and $483.3 million as of June 30, 2024 and March 31, 2024, respectively. The Company capitalized $18.8 million and $16.0 million of costs related to software developed for resale for the three months ended June 30, 2024 and 2023, respectively. Amortization expense for capitalized software development costs was $14.3 million and $14.4 million for the three months ended June 30, 2024 and 2023, respectively.

Self-insurance and post-retirement medical benefit liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company has recorded self-insurance liability for its plans of $6.6 million and $6.5 million as of June 30, 2024 and March 31, 2024, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued and other liabilities in accordance with the estimated timing of the projected payments.

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

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At June 30, 2024 and March 31, 2024, no such amounts were accrued related to the aforementioned provisions.

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

Common stock held in treasury

As of June 30, 2024 and March 31, 2024, the Company had no shares of common stock held in treasury.

During the three months ended June 30, 2024 and 2023, the Company issued 220,113 and 137,469 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, during the three months ended June 30, 2024 and 2023, the Company repurchased 85,638 and 48,850 shares of common stock, respectively, at cost and with a total value of $1.4 million and $2.2 million, respectively. Although shares withheld for employee withholding taxes are technically not issued, they are treated as common stock repurchases for accounting purposes (with such shares deemed to be repurchased and then immediately retired), as they reduce the number of shares that otherwise would have been issued upon vesting of the restricted stock units. These retired shares remain as authorized stock and are considered to be unissued. The retirement of treasury stock had no impact on the Company’s total consolidated stockholders’ equity.

Derivatives

As a result of the Inmarsat Acquisition (see Note 4 — Acquisition for more information), the Company assumed interest rate cap contracts to hedge the variable interest rate under Inmarsat's senior secured term loan facilities (the Inmarsat Term Loan Facilities) (see Note 7 — Senior Notes and Other Long-Term Debt for more information). The interest rate cap contracts provide protection from Compound SOFR rates over 2%, cover the total nominal amount of the Inmarsat Term Loan Facilities of $1.6 billion and mature in February 2025. At the time of the acquisition, the Company continued to account for the interest rate cap contracts as cash-flow hedges. Upon amendment of the Inmarsat Term Loan Facilities on March 28, 2024 (see Note 7 — Senior Notes and Other Long-Term Debt for more information), the portion of the interest rate cap contracts related to Inmarsat's new $1.3 billion term loan facility (the New Term Loan Facility) continued to be accounted for as cash-flow hedges, as the interest rate cap contracts remain in place with their original maturity date.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

During the three months ended June 30, 2024 and 2023, the Company recognized a gain of $3.2 million (and related tax expense of an insignificant amount) and a gain of $12.7 million (and related tax expense of $3.2 million), respectively, in other comprehensive income arising from changes in the fair value of the interest rate cap contracts (designated as cash-flow hedging instruments) related to the Inmarsat Term Loan Facilities. During the three months ended June 30, 2024 and 2023, the Company recorded a decrease of $4.6 million (and related tax benefit of $1.2 million) and a decrease of $4.4 million (and related tax benefit of $1.1 million), respectively, to other comprehensive income and interest expense, net of the recognition into income of the non-zero hedge inception fair value (based on the nature of the underlying transaction). During the three months ended June 30, 2024 and 2023, the Company received $14.1 million and $4.2 million in cash, respectively, as a result of periodic cash settlements, which are included in operating cash flow in the condensed consolidated statements of cash flows. As of June 30, 2024 and March 31, 2024, the fair value of the Company's interest rate cap contracts was $33.9 million and $44.5 million, respectively and recorded in other current assets.

At June 30, 2024 the estimated net amount of unrealized gains or losses related to the interest rate cap contracts that was expected to be reclassified to earnings net of the recognition into income of non-zero hedge inception fair value within the next 12 months was $17.3 million.

Stock-based compensation

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award. Expense for restricted stock units and stock options is recognized on a straight-line basis over the employee’s requisite service period. Expense for market-based performance stock options and performance-based restricted stock units (PSUs) with a market condition (such as a stock price milestone) (market condition PSUs) that vest is recognized regardless of the actual outcome achieved and is recognized on a graded-vesting basis. Expense for PSUs with a performance condition (such as an operational milestone) (performance condition PSUs) that vest is recorded each period based on a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period and is recognized on a graded-vesting basis. The Company accounts for forfeitures as they occur. The Company recognized $19.2 million and $21.8 million of stock-based compensation expense for the three months ended June 30, 2024 and 2023, respectively. The Company recognizes excess tax benefits or deficiencies on vesting or settlement of awards as discrete items within income tax benefit or provision within net income (loss) and the related cash flows are classified within operating activities.

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

Recent authoritative guidance

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered in measuring the security's fair value. The standard also requires certain disclosures for equity securities that are subject to contractual restrictions. The Company adopted the new guidance in the first quarter of fiscal year 2025 and the guidance did not have a material impact on its consolidated financial statements and disclosures.

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842) – Common Control Agreements. The amendments in this update that apply to public business entities clarify the accounting for leasehold improvements associated with common control leases. The Company adopted the new guidance in the first quarter of fiscal year 2025 and the guidance did not have a material impact on its consolidated financial statements and disclosures.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 enhances income tax disclosures by requiring disclosure of specific categories in the income tax rate reconciliation table and disaggregation of income taxes paid. The new standard will become effective for the Company beginning in fiscal year 2026. Early adoption is permitted and the new standard should be applied prospectively, however retrospective application is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statement disclosures.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2 — Composition of Certain Balance Sheet Captions

	As of June 30, 2024	As of March 31, 2024
	(In thousands)
Accounts receivable, net:
Billed	$546,790	$545,081
Unbilled	173,967	156,322
Allowance for doubtful accounts	(25,868)	(23,193)
	$694,889	$678,210
Inventories:
Raw materials	$100,978	$89,778
Work in process	33,153	31,884
Finished goods	195,698	196,216
	$329,829	$317,878
Prepaid expenses and other current assets:
Insurance receivable	$182,000	$261,500
Prepaid expenses	189,525	185,892
Other	119,259	134,391
	$490,784	$581,783
Property, equipment and satellites, net:
Equipment and software (estimated useful life of 3-7 years)	$3,051,930	$2,992,325
CPE leased equipment (estimated useful life of 4-7 years)	554,648	567,548
Furniture and fixtures (estimated useful life of 7 years)	65,338	65,433
Leasehold improvements (estimated useful life of 2-20 years)	211,668	209,162
Buildings (estimated useful life of 12-38 years)	16,649	16,647
Land	20,789	20,787
Construction in progress	1,361,156	1,301,376
Satellites (estimated useful life of 7-17 years)	3,325,299	3,324,458
Satellite Ka-band capacity obtained under finance leases (estimated useful life of 7-11 years)	177,576	177,576
Satellites under construction	2,071,760	1,976,469
	10,856,813	10,651,781
Less: accumulated depreciation and amortization	(3,325,004)	(3,094,575)
	$7,531,809	$7,557,206
Other acquired intangible assets, net:
Contracts and customer relationships (weighted average useful life of 11 years)	$1,436,728	$1,437,738
Orbital slots and spectrum assets (weighted average useful life of 12 years)	1,088,600	1,088,600
Technology (weighted average useful life of 7 years)	248,846	251,889
Trade names (weighted average useful life of 8 years)	116,990	117,280
Other (weighted average useful life of 11 years)	21,739	21,792
	2,912,903	2,917,299
Less: accumulated amortization	(437,411)	(372,832)
	$2,475,492	$2,544,467
Other assets:
Deferred income taxes	$164,909	$163,590
Capitalized software costs, net	245,134	240,597
Patents, orbital slots and other licenses, net	115,036	112,535
Other	226,746	217,225
	$751,825	$733,947
Accrued and other liabilities:
Collections in excess of revenues and deferred revenues	$277,665	$260,264
Accrued employee compensation	85,092	177,854
Accrued vacation	49,576	48,636
Operating lease liabilities	69,808	71,561
Interest payable	75,534	127,098
Other	233,427	265,208
	$791,102	$950,621
Other liabilities:
Deferred revenues, long-term portion	$878,053	$896,402
Deferred income taxes	1,223,012	1,228,270
Other	321,213	327,428
	$2,422,278	$2,452,100

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

The following tables present the Company's hierarchy for its assets measured at fair value on a recurring basis as of June 30, 2024 and March 31, 2024. The Company had no liabilities measured at fair value on a recurring basis as of both June 30, 2024 and March 31, 2024.

	Fair Value as of June 30, 2024	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$508,282	$508,282	$—	$—
Interest rate cap contracts	33,862	—	33,862	—
Total assets measured at fair value on a recurring basis	$542,144	$508,282	$33,862	$—

	Fair Value as of March 31, 2024	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$474,743	$474,743	$—	$—
Interest rate cap contracts	44,497	—	44,497	—
Total assets measured at fair value on a recurring basis	$519,240	$474,743	$44,497	$—

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Cash equivalents — The Company’s cash equivalents consist of money market funds, with a significant portion held in U.S. government backed qualified money market securities.

Interest rate cap contracts — The Company assumed interest rate cap contracts to hedge the variable interest rate under the Inmarsat Term Loan Facilities (see Note 1 — Basis of Presentation – Derivatives for more information). The Company’s interest rate cap contracts are valued using the forward interest rate curve at each reporting date (Level 2).

Long-term debt — As of June 30, 2024, the Company’s long-term debt was comprised of (1) $700.0 million in aggregate principal amount of Viasat's 5.625% Senior Notes due 2025 (the 2025 Notes), $600.0 million in aggregate principal amount of Viasat's 5.625% Senior Secured Notes due 2027 (the 2027 Notes), $400.0 million in aggregate principal amount of Viasat's 6.500% Senior Notes due 2028 (the 2028 Notes), $733.4 million in aggregate principal amount of Viasat’s 7.500% Senior Notes due 2031 (the 2031 Notes), $2.08 billion in aggregate principal amount of Inmarsat's 6.750% Senior Secured Notes due 2026 (the Inmarsat 2026 Notes), (2) borrowings under Viasat’s $700.0 million senior secured term loan facility (the 2022 Term Loan Facility), borrowings under Viasat’s $616.7 million senior secured term loan facility (the 2023 Term Loan Facility), borrowings under the Inmarsat Term Loan Facilities and borrowings under Viasat’s direct loan facility with the Export-Import Bank of the United States (the Ex-Im Credit Facility), and (3) finance lease obligations reported at the present value of future minimum lease payments with current accrued

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

interest. Long-term debt related to the Revolving Credit Facilities is reported at the outstanding principal amount of borrowings, while long-term debt related to the Company's other Credit Facilities and the Notes is reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s long-term debt related to the Company's variable rate Credit Facilities approximates its carrying amount due to its variable interest rate, which approximates a market interest rate. As of June 30, 2024 and March 31, 2024, the fair value of the Company’s long-term debt related to the Ex-Im Credit Facility was Level 2 and was approximately $28.8 million and $38.5 million, respectively. As of June 30, 2024 and March 31, 2024, the estimated fair value of the Company’s outstanding long-term debt related to each series of Notes was Level 2 and was $679.0 million and $680.8 million, respectively, for the 2025 Notes, $535.5 million and $564.0 million, respectively, for the 2027 Notes, $303.0 million and $307.5 million, respectively, for the 2028 Notes, $484.7 million and $529.9 million, respectively, for the 2031 Notes, and $2.01 billion and $2.04 billion, respectively for the Inmarsat 2026 Notes.

Satellite performance incentive obligations — The Company’s contracts with satellite manufacturers require the Company to make monthly in-orbit satellite performance incentive payments with respect to certain satellites in service, including interest, through fiscal year 2028, subject to the continued satisfactory performance of the applicable satellites. The Company records the net present value of these expected future payments as a liability and as a component of the cost of the satellites. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentive obligations on a recurring basis. The fair value of the Company’s outstanding satellite performance incentive obligations is estimated to approximate their carrying value based on current rates (Level 2). As of June 30, 2024 and March 31, 2024, the Company’s estimated satellite performance incentive obligations relating to certain satellites in service, including accrued interest, were $14.8 million and $15.9 million, respectively.

Note 4 — Acquisition

In May 2023, the Company completed the acquisition of all outstanding shares of Inmarsat Holdings, a privately held leading provider of global mobile satellite communications services. The Inmarsat Acquisition positions the Company as a leading global communications innovator with enhanced scale and scope to connect the world affordably, securely and reliably. The complementary assets and resources of the combined company position the Company to provide advanced new services in mobile and fixed segments, driving greater customer choice in broadband communications and narrowband services (including the Internet of Things (IoT)). These benefits and additional opportunities were among the factors that contributed to a purchase price resulting in the recognition of goodwill of $1.5 billion which was recognized in the Company's communication services segment. The goodwill recognized was not deductible for U.S. and foreign income tax purposes.

The consideration transferred of approximately $2.7 billion was comprised of $2.1 billion of the fair value of approximately 46.36 million shares of the Company’s common stock issued at the closing of the transaction and $550.7 million in cash consideration. In connection with the Inmarsat Acquisition, the Company recorded acquisition-related transaction costs of zero and $27.4 million during the three months ended June 30, 2024 and 2023, respectively, included in selling, general and administrative expenses.

The purchase price allocation of the acquired assets and assumed liabilities in the Inmarsat Acquisition based on the estimated fair values as of May 30, 2023, adjusted since the closing of the Inmarsat Acquisition, primarily between property, equipment and satellites, identifiable intangible assets, deferred tax liabilities and goodwill, is as follows:

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

		Weighted
	Fair Value	Average Useful Life
	(In thousands)	(In years)
Orbital slots and spectrum assets	$1,080,000	12
Customer relationships	1,305,000	11
Technology	100,000	7
Trade names	85,000	8
Total identifiable intangible assets	$2,570,000	11

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

The intangible assets acquired in the Inmarsat Acquisition were determined in accordance with ASC 805, based on estimated fair values using valuation techniques consistent with the market approach, income approach and/or cost approach to measure fair value.

The condensed consolidated financial statements include the operating results of Inmarsat from the date of its acquisition on May 30, 2023. The Company recorded approximately $134.1 million and an insignificant amount of revenue and net income, respectively, from the Inmarsat business during the three months ended June 30, 2023 for the period following the acquisition date, which was recorded in the Company's communication services segment in the condensed consolidated statements of operations.

Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations for the Company and Inmarsat on a pro forma basis, as though the companies had been combined as of the beginning of fiscal year 2023, April 1, 2022. The pro forma information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the related fiscal periods. The pro forma financial information for the three months ended June 30, 2023 includes the business combination accounting effects primarily related to the amortization and depreciation changes from acquired intangible and tangible assets, interest expense from the debt issued to finance the acquisition, acquisition-related transaction costs and related tax effects.

Three Months Ended
June 30, 2023
(In thousands)
Total revenues	$1,050,226
Net income (loss) attributable to Viasat, Inc.	$(41,962)

Note 5 — Shares Used In Computing Diluted Net Income (Loss) Per Share

The weighted average number of shares used to calculate basic and diluted net loss per share attributable to Viasat, Inc. common stockholders is the same for the three months ended June 30, 2024 and 2023, as the Company incurred a net loss attributable to Viasat, Inc. common stockholders for such periods and inclusion of potentially dilutive weighted average shares of common stock would be antidilutive.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Potentially dilutive weighted average shares excluded from the calculation for the three months ended June 30, 2024 and 2023 consisted of 221,949 shares and 209,581 shares, respectively, related to stock options (other than market-based performance stock options), zero and 1,714,844 shares, respectively, related to market-based performance stock options and market condition PSUs, 3,705,569 shares and 2,056,995 shares, respectively, related to restricted stock units (other than PSUs), 72,660 and zero shares, respectively, related to performance condition PSUs, and 1,666,593 shares and 626,271 shares, respectively, related to certain terms of the Viasat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan.

Note 6 — Goodwill and Acquired Intangible Assets

During the three months ended June 30, 2024, the insignificant decrease in the Company’s goodwill primarily related to foreign currency translation effect recorded within both of the Company's segments. During the three months ended June 30, 2023, the increase in the Company’s goodwill primarily related to the Inmarsat Acquisition (see Note 4 — Acquisition for more information) and foreign currency translation effect recorded within both of the Company’s segments.

Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of two to 20 years (which approximates the economic pattern of benefit). Amortization expense related to other acquired intangible assets was $66.2 million and $27.8 million for the three months ended June 30, 2024 and 2023, respectively.

Note 7 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of June 30, 2024 and March 31, 2024:

	As of June 30, 2024	As of March 31, 2024
	(In thousands)
2031 Notes	$733,400	$733,400
2028 Notes	400,000	400,000
2027 Notes	600,000	600,000
Inmarsat 2026 Notes	2,075,000	2,075,000
2025 Notes	700,000	700,000
2022 Term Loan Facility	686,000	687,750
2023 Term Loan Facility	612,075	613,617
Inmarsat Term Loan Facilities	1,596,750	1,600,000
Ex-Im Credit Facility	29,478	39,304
Viasat Revolving Credit Facility	—	—
Inmarsat Revolving Credit Facility	—	—
Finance lease obligations (see Note 1)	23,666	26,771
Total debt	7,456,369	7,475,842
Unamortized discount, debt issuance costs and fair value adjustments made in purchase accounting	(269,757)	(288,553)
Less: current portion of long-term debt	57,764	58,054
Total long-term debt	$7,128,848	$7,129,235

2022 Term Loan Facility

In March 2022, the Company entered into the $700.0 million 2022 Term Loan Facility, which was fully drawn at closing and matures on March 4, 2029. At June 30, 2024, the Company had $686.0 million in principal amount of outstanding borrowings under the 2022 Term Loan Facility.

Borrowings under the 2022 Term Loan Facility are required to be repaid in quarterly installments of $1.75 million each, which commenced on September 30, 2022, followed by a final installment of $654.5 million at maturity. Borrowings under the 2022 Term Loan Facility bear interest, at the Company’s option, at either (1) a base rate equal to the greater of the administrative agent’s prime rate as announced from time to time, the federal funds effective rate plus 0.50%, and the forward-looking term SOFR rate administered by CME for a one-month interest period plus 1.00%, subject to a floor of 1.50% for the initial term loans, plus an applicable margin of 3.50%, or (2) the forward-looking term SOFR rate administered by CME for the applicable interest period, subject to a floor of 0.50% for the initial term loans, plus an applicable margin of 4.50%. As of June 30, 2024, the effective interest rate on the Company’s outstanding borrowings under the 2022 Term Loan Facility was 10.38%. The 2022 Term Loan Facility is required to be guaranteed by certain

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

significant domestic subsidiaries of the Company (as defined in the 2022 Term Loan Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of June 30, 2024, none of the Company’s subsidiaries guaranteed the 2022 Term Loan Facility.

The 2022 Term Loan Facility contains covenants that restrict, among other things, the ability of Company and its restricted subsidiaries to incur additional debt, grant liens, sell assets, make investments, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the 2022 Term Loan Facility as of June 30, 2024.

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

2023 Term Loan Facility

In connection with the closing of the Inmarsat Acquisition, on May 30, 2023, the Company entered into the $616.7 million 2023 Term Loan Facility, which was fully drawn at closing and matures on May 30, 2030. At June 30, 2024, the Company had $612.1 million in principal amount of outstanding borrowings under the 2023 Term Loan Facility.

Borrowings under the 2023 Term Loan Facility are required to be repaid in quarterly installments of $1.5 million each, which commenced on December 31, 2023, followed by a final installment of $576.6 million at maturity. Borrowings under the 2023 Term Loan Facility bear interest, at the Company's option, at either (1) a base rate equal to the greater of the administrative agent’s prime rate as announced from time to time, the federal funds effective rate plus 0.50%, and the forward-looking term SOFR rate administered by CME for a one-month interest period plus 1.00%, subject to a floor of 1.50% for the initial term loans, plus an applicable margin of 3.50%, or (2) the forward-looking term SOFR rate administered by CME for the applicable interest period, subject to a floor of 0.50% for the initial term loans, plus an applicable margin of 4.50%, plus a credit spread adjustment ranging from 0.11% to 0.43%. As of June 30, 2024, the effective interest rate on the Company’s outstanding borrowings under the 2023 Term Loan Facility was 10.92%. The 2023 Term Loan Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the 2023 Term Loan Facility) and secured by substantially all of the Company’s assets and any such subsidiaries' assets. As of June 30, 2024, none of the Company’s subsidiaries guaranteed the 2023 Term Loan Facility.

The 2023 Term Loan Facility contains covenants that restrict, among other things, the ability of Company and its restricted subsidiaries to incur additional debt, grant liens, sell assets, make investments, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the 2023 Term Loan Facility as of June 30, 2024.

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

Ex-Im Credit Facility

The Ex-Im Credit Facility originally provided a $362.4 million senior secured direct loan facility, which was fully drawn. Of the $362.4 million in principal amount of borrowings made under the Ex-Im Credit Facility, $321.2 million was used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remaining $41.2 million used to finance the total exposure fees incurred under the Ex-Im Credit Facility (which included all previously accrued completion exposure fees). As of June 30, 2024, the Company had $29.5 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility.

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

The Ex-Im Credit Facility contains financial covenants regarding Viasat’s maximum total leverage ratio and minimum interest coverage ratio. In addition, the Ex-Im Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Ex-Im Credit Facility as of June 30, 2024.

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

Viasat Revolving Credit Facility

As of June 30, 2024, Viasat's revolving credit facility (the Viasat Revolving Credit Facility) provided a $647.5 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of the earliest of (A) August 24, 2028 and (B) the springing maturity date (as defined in the Viasat Revolving Credit Agreement, which is effectively 91 days prior to the maturity date of certain material debt for borrowed money of Viasat and its subsidiaries to the extent certain conditions have not been satisfied as of such date). At June 30, 2024, the Company had no outstanding borrowings under the Viasat Revolving Credit Facility and $59.2 million outstanding under standby letters of credit, leaving borrowing availability under the Viasat Revolving Credit Facility as of June 30, 2024 of $588.3 million.

Borrowings under the Viasat Revolving Credit Facility bear interest, at the Company’s option, at either (1) the highest of the federal funds rate plus 0.50%, forward-looking term SOFR (as defined in the definitive credit agreement governing the Viasat Revolving Credit Facility) for an interest period of one month plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) forward-looking term SOFR (not to be less than 0.00% per annum), plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. The Company has capitalized certain amounts of interest expense on the Viasat Revolving Credit Facility in connection with the construction of various assets during the construction period. The Viasat Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Viasat Revolving Credit Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of June 30, 2024, none of the Company’s subsidiaries guaranteed the Viasat Revolving Credit Facility.

The Viasat Revolving Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Viasat Revolving Credit Facility contains covenants that restrict, among other things, the Company’s ability to incur additional debt, grant liens, sell assets, make investments and acquisitions, make capital expenditures, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Viasat Revolving Credit Facility as of June 30, 2024.

Inmarsat Secured Credit Facilities

As of June 30, 2024, the Inmarsat Secured Credit Facilities comprised an aggregate of $1.6 billion of Inmarsat Term Loan Facilities (consisting of the new $1.3 billion New Term Loan Facility and $300.0 million in aggregate principal amount of outstanding borrowings under the prior Inmarsat term loan facility (the Original Term Loan Facility)) and Inmarsat's $550.0 million revolving line of credit (including up to $100.0 million of letters of credit) (the Inmarsat Revolving Credit Facility). As of June 30, 2024, Inmarsat had $1.6 billion in principal amount of outstanding borrowings under the Inmarsat Term Loan Facilities. As of June 30, 2024, the Inmarsat Revolving Credit Facility was undrawn and there were no amounts outstanding under standby letters of credit, leaving borrowing availability under the Inmarsat Revolving Credit Facility as of June 30, 2024 of $550.0 million.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

On March 28, 2024, the Inmarsat Secured Credit Facilities were amended to (among other matters): (1) provide for the $1.3 billion New Term Loan Facility, the proceeds of which, together with cash on hand, were used to repay approximately $1.38 billion of the outstanding borrowings under the Original Term Loan Facility, resulting in $300.0 million in principal amount of borrowings remaining outstanding under the Original Term Loan Facility at the closing of the amendment, and (2) replace the prior $700.0 million revolving credit facility maturing in December 2024 with a new $550.0 million (undrawn) Inmarsat Revolving Credit Facility that matures in March 2027 or earlier and due on such date if more than $100.0 million of borrowings are outstanding 91 days prior to the maturity of either the Original Term Loan Facility or the Inmarsat 2026 Notes. The maturity date for the New Term Loan Facility is September 28, 2029. Borrowings under the New Term Loan Facility are required to be repaid in quarterly installments of $3.25 million each, beginning in the quarter ending June 30, 2024, followed by a final installment of $1.23 billion at maturity. As a result of the voluntary prepayments at the closing of the amendment, all quarterly amortization installments with respect to the Original Term Loan Facility have been reduced to $0, with the only remaining scheduled principal repayment being a final installment of $300.0 million at the maturity date on December 12, 2026.

Borrowings under the Inmarsat Secured Credit Facilities: (1) in the case of borrowings denominated in U.S. Dollars, bear interest, at Inmarsat's option, at either (i) the highest of (x) for the Original Term Loan Facility, the greater of the federal funds rate or the overnight banking fund rate for such day plus 0.50% and for the New Term Loan Facility, the federal funds rate plus 0.50%, (y) the forward-looking one-month term SOFR rate plus 1.00% or (z) the administrative agent's prime rate as announced from time to time, or (ii) the forward-looking term SOFR rate for the applicable interest period (subject to, in the case of the New Term Loan Facility, a floor of 0.50% per annum, in the case of the Inmarsat Revolving Credit Facility, a floor of 0.00% per annum and, in the case of the Original Term Loan Facility, a floor of 1.00% per annum), and (2) in the case of borrowings denominated in available currencies other than U.S. Dollars, bear interest based upon the applicable benchmark for such currencies (as described in the Inmarsat Secured Credit Facilities) plus, in all cases, an applicable margin. The applicable margin for the Original Term Loan Facility is 2.50% per annum for base rate loans and 3.50% per annum for SOFR loans. The applicable margin for the New Term Loan Facility is 3.50% per annum for base rate loans and 4.50% per annum for SOFR loans. The applicable margin for borrowings under the Inmarsat Revolving Credit Facility is based on Inmarsat’s total net leverage ratio and ranges between 1.50% and 2.25% per annum for base rate loans and 2.50% and 3.25% per annum for SOFR loans. As of June 30, 2024, the weighted average effective interest rate on the Company's outstanding borrowings under the Inmarsat Term Loan Facilities, including the impact of interest rate cap contracts (see Note 1 — Basis of Presentation – Derivatives for more information), was approximately 9.48%. The Inmarsat Secured Credit Facilities are required to be guaranteed by certain material Inmarsat subsidiaries and secured by substantially all of the assets of the Inmarsat borrowers and subsidiary guarantors.

The Inmarsat Secured Credit Facilities contain covenants that restrict, among other things, Inmarsat’s ability to incur additional debt, grant liens, sell assets, make investments and acquisitions, pay dividends and make certain other restricted payments. In addition, financial covenants regarding Inmarsat’s total net leverage ratio and interest coverage ratio apply to the Inmarsat Revolving Credit Facility. The borrowers under the Inmarsat Secured Credit Facilities were in compliance with the financial covenants under the Inmarsat Secured Credit Facilities as of June 30, 2024.

Borrowings under the Inmarsat Term Loan Facilities are recorded as current portion of long-term debt and as other long-term debt, net of unamortized discount, unamortized fair value adjustment made in purchase accounting and debt issuance costs, in the Company’s condensed consolidated financial statements. The New Term Loan Facility was issued with an original issue discount of 2.00%.

Senior Notes

Senior Notes due 2031

On September 28, 2023, the Company issued $733.4 million in principal amount of 2031 Notes in a private placement to institutional buyers to replace the $733.4 million unsecured bridge loan facility that was entered into in connection with the closing of the Inmarsat Acquisition on May 30, 2023. The 2031 Notes were issued at face value and are recorded as long-term debt, net of debt issuance costs, in the Company’s condensed consolidated financial statements. The 2031 Notes bear interest at the rate of 7.500% per year, payable semi-annually in cash in arrears, which interest payments commenced at the end of May 2024. Debt issuance costs associated with the issuance of the 2031 Notes are amortized to interest expense on a straight-line basis over the term of the 2031 Notes, the results of which are not materially different from the effective interest rate basis.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The 2031 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Viasat Revolving Credit Facility. As of June 30, 2024, none of the Company’s subsidiaries guaranteed the 2031 Notes. The 2031 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2031 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2031 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

The 2028 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Viasat Revolving Credit Facility. As of June 30, 2024, none of the Company’s subsidiaries guaranteed the 2028 Notes. The 2028 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2028 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2028 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The 2028 Notes may be redeemed, in whole or in part, at any time during the 12 months beginning on July 15, 2024 at a redemption price of 101.625%, and at any time on or after July 15, 2025 at a redemption price of 100%, in each case plus accrued and unpaid interest, if any, thereon to the redemption date.

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

The 2027 Notes are required to be guaranteed on a senior secured basis by each of the Company’s existing and future subsidiaries that guarantees the Viasat Revolving Credit Facility. As of June 30, 2024, none of the Company’s subsidiaries guaranteed the 2027 Notes. The 2027 Notes are secured, equally and ratably with the 2022 Term Loan Facility, the 2023 Term Loan Facility, the Viasat Revolving Credit Facility and any future parity lien debt, by liens on substantially all of the Company’s and such subsidiaries' assets.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Senior Notes due 2025

In September 2017, the Company issued $700.0 million in principal amount of 2025 Notes in a private placement to institutional buyers. In July 2024, subsequent to quarter end, the Company repurchased $50.5 million in aggregate principal amount of 2025 Notes in open market transactions. The 2025 Notes were issued at face value and are recorded as long-term debt, net of debt issuance costs, in the Company’s condensed consolidated financial statements. The 2025 Notes bear interest at the rate of 5.625% per year, payable semi-annually in cash in arrears, which interest payments commenced in March 2018. Debt issuance costs associated with the issuance of the 2025 Notes are amortized to interest expense on a straight-line basis over the term of the 2025 Notes, the results of which are not materially different from the effective interest rate basis.

The 2025 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Viasat Revolving Credit Facility. As of June 30, 2024, none of the Company’s subsidiaries guaranteed the 2025 Notes. The 2025 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2025 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2025 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

Inmarsat Senior Secured Notes due 2026

In October 2019, certain subsidiaries of Inmarsat Holdings issued $2.08 billion in principal amount of Inmarsat 2026 Notes in a private placement to institutional buyers. In July 2024, subsequent to quarter end, Inmarsat repurchased $101.7 million in aggregate principal amount of Inmarsat 2026 Notes in open market transactions. The Inmarsat 2026 Notes bear interest at the rate of 6.750% per year, payable semi-annually in cash in arrears.

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

Note 8 — Related-Party Transactions

In the normal course of business, the Company engages in transactions with its equity method investments (Navarino UK and JSAT Mobile), which are considered related-party transactions. The Company recognized revenue from Navarino UK and JSAT Mobile for the three months ended June 30, 2024 and 2023 of $16.8 million and $6.1 million, respectively. The Company received cash of $19.3 million and $5.9 million from Navarino UK and JSAT Mobile for the three months ended June 30, 2024 and 2023, respectively. Accounts receivable from Navarino UK and JSAT Mobile as of June 30, 2024 and March 31, 2024 was $9.6 million and $13.2 million, respectively.

Note 9 — Commitments and Contingencies

From time to time, the Company enters into satellite construction agreements as well as various other satellite-related purchase commitments, including with respect to the provision of launch services, operation of its satellites and satellite insurance. See Note 14 — Commitments to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2024 for information regarding the Company’s future minimum payments under its satellite construction contracts and other satellite-related purchase commitments.

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

The Company has contracts with various U.S. Government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. Government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. Government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. Government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. As of June 30, 2024, the DCMA had approved the Company’s incurred costs through fiscal year 2022. The DCMA is currently auditing the Company's fiscal year 2023 incurred cost submission. The Company's cost accounting practices are examined for compliance with the applicable CAS. Although the Company has recorded contract revenues subsequent to fiscal year 2022 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments and if future adjustments exceed the Company’s estimates its profitability would be adversely affected. The Company had $7.4 million and $16.6 million as of June 30,

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2024 and March 31, 2024, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. Government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on the status of the related contracts.

In September 2023, the Company settled certain pending litigation. Under the terms of the settlement and licensing agreement, the Company receives certain payments, which may vary based on sales of licensed products. In April 2024, the Company received a payment of approximately $41.7 million, which was recognized as product revenue for the three months ended June 30, 2024 in the Company’s defense and advanced technologies segment. The Company may from time to time receive additional licensing and royalty payments under the settlement and licensing agreement.

Note 10 — Income Taxes

For the three months ended June 30, 2024, the Company recorded an income tax provision of $1.2 million resulting in an effective tax rate of negative 5%. The effective tax rate for the period differed from the U.S. statutory rate primarily due to a U.S. valuation allowance and foreign tax rate differences.

For the three months ended June 30, 2023, the Company recorded an income tax benefit of an insignificant amount, resulting in effective tax rate of 1%. The effective tax rate for the period differed from the U.S. statutory rate primarily due to the benefit of federal R&D tax credits offset by expense for non-deductible transaction costs related to the Inmarsat Acquisition.

The Company's total valuation allowance decreased from $353.6 million at March 31, 2024 to $352.9 million at June 30, 2024 relating to carryforwards for federal, state, and foreign net operating losses, federal and state R&D tax credits, and foreign tax credits.

For the three months ended June 30, 2024, the Company’s gross unrecognized tax benefits increased by an insignificant amount and interest and penalties decreased by $1.1 million. Of the total $186.4 million gross unrecognized tax benefits at June 30, 2024, $16.2 million would reduce the Company's annual effective tax rate if recognized based on the Company's valuation allowance position at June 30, 2024.

Note 11 — Segment Information

The Company reports its results in two separate segments consisting of communications services and defense and advanced technologies. The Company's segments are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance. Due to the resegmentation that was implemented commencing with the first quarter of fiscal year 2025, prior period segment amounts have been recast to conform to the current segment presentation.

The Company’s reportable segments (communication services and defense and advanced technologies) have been determined based upon their market and economic characteristics while also giving consideration to the structure and management of various business lines. The reportable segments are primarily determined based upon industry categories and core competencies relating to product or service end market distribution, operations, and servicing and distinguished by the type of customer and, to a lesser extent, the related contractual requirements.

The Company’s communication services segment provides a wide range of broadband and narrowband communications solutions across government and commercial mobility markets, as well as for fixed and residential broadband customers. In addition, this segment includes the development and sale of a wide array of advanced satellite and wireless products, and networks and terminal solutions that support or enable the provision of fixed and mobile broadband and narrowband services.

The Company’s defense and advanced technologies segment develops and offers a diverse array of resilient, vertically integrated solutions to government and commercial customers, leveraging the Company’s technical competencies in encryption, cyber security, tactical gateway, modems and waveforms. The more regulated government environment for defense , encryption and other products is subject to unique contractual requirements and possesses economic characteristics that differ from the communication services segment.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Segment revenues and operating profits (losses) for the three months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended
	June 30, 2024	June 30, 2023
	(In thousands)
Revenues:
Communication services
Aviation services	$257,155	$151,112
Government satcom services	183,873	82,624
Maritime services	123,947	45,345
Fixed services and other services	201,636	214,692
Total services	766,611	493,773
Total products	60,176	66,487
Total communication services revenues	826,787	560,260
Defense and advanced technologies
Total services	54,110	49,646

Information security and cyber defense products	55,507	56,676
Space and mission systems products	73,306	72,387
Tactical networking products	71,410	37,384
Advanced technologies and other products	45,340	3,438
Total products	245,563	169,885
Total defense and advanced technologies revenues	299,673	219,531
Elimination of intersegment revenues	—	—
Total revenues	$1,126,460	$779,791

Operating profits (losses):
Communication services	$41,939	$(9,943)
Defense and advanced technologies	84,011	(3,762)
Elimination of intersegment operating profits (losses)	—	—
Segment operating profit (loss) before corporate and amortization of acquired intangible assets	125,950	(13,705)
Corporate	—	—
Amortization of acquired intangible assets	(66,215)	(27,811)
Income (loss) from operations	$59,735	$(41,516)

Assets identifiable to segments include accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill, which identification is consistent with the information provided to the Company's chief operating decision maker for purposes of evaluating segment performance or allocating resources. Segment assets as of June 30, 2024 and March 31, 2024 were as follows:

	As of June 30, 2024	As of March 31, 2024
	(In thousands)
Segment assets:
Communication services	$4,752,423	$4,819,535
Defense and advanced technologies	367,759	341,450
Total segment assets	5,120,182	5,160,985
Corporate assets	10,967,687	11,168,379
Total assets	$16,087,869	$16,329,364

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Other acquired intangible assets, net and goodwill included in segment assets as of June 30, 2024 and March 31, 2024 were as follows:

	Other Acquired Intangible Assets, Net		Goodwill
	As of June 30, 2024	As of March 31, 2024	As of June 30, 2024	As of March 31, 2024
	(In thousands)
Communication services	$2,475,492	$2,544,315	$1,581,631	$1,581,937
Defense and advanced technologies	—	152	39,842	39,826
Total	$2,475,492	$2,544,467	$1,621,473	$1,621,763

Depreciation and amortization of intangible assets allocated to segments for the three months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended
	June 30, 2024	June 30, 2023
	(In thousands)
Communication services	$249,133	$134,783
Defense and advanced technologies	15,856	11,985
Corporate (1)	66,215	27,811
Total depreciation and amortization of intangible assets	$331,204	$174,579

(1)
Corporate amounts include the amortization of acquired intangible assets as they are not considered part of management’s evaluation of segment performance.

Revenues by geographic area for the three months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended
	June 30, 2024	June 30, 2023
	(In thousands)
U.S. customers	$776,495	$593,162
Non-U.S. customers (each country individually insignificant)	349,965	186,629
Total revenues	$1,126,460	$779,791

The Company distinguishes revenues from external customers by geographic area based on customer location.

Note 12 — Subsequent Events

In July 2024, subsequent to quarter end, the Company and Inmarsat repurchased $152.2 million in aggregate principal amount of the Company's and Inmarsat's outstanding notes in open market transactions, consisting of approximately $101.7 million of Inmarsat 2026 Notes and $50.5 million of 2025 Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements regarding projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future economic conditions and performance; the development, customer acceptance and anticipated performance of technologies, products or services; the construction, completion, testing, launch, commencement of service, expected performance and benefits of satellites (including future satellites planned or under construction) and the timing thereof; the extent and impact of anomalies on the ViaSat-3 F1 and Inmarsat-6 (I-6) F2 satellites, the anticipated functionality or performance of such satellites and any potential remedial or mitigating measures that may be undertaken or insurance proceeds that may be recoverable in connection therewith; the expected capacity, coverage, service speeds and other features of our satellites, and the cost, economics and other benefits associated therewith; anticipated subscriber growth; plans, objectives and strategies for future operations; international growth opportunities; the number of additional aircraft under existing contracts with commercial airlines anticipated to be put into service with our in-flight connectivity (IFC) systems; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ materially include: our ability to realize the anticipated benefits of any existing or future satellite; unexpected expenses related to our satellite projects; risks associated with the construction, launch and operation of satellites, including the effect of any anomaly, launch, operational or deployment failure or degradation in satellite performance; capacity constraints in our business in the lead-up to the commencement of service on new satellites; increasing levels of competition in our target markets; our ability to successfully implement our business plan on our anticipated timeline or at all; risks that the Inmarsat Acquisition (as defined below) disrupts current plans and operations or diverts management's attention from our business; the ability to realize anticipated benefits and synergies of the Inmarsat Acquisition and our other acquisitions, including the expectation of enhancements to our products and services, greater revenue or growth opportunities, and the realization of operating efficiencies and cost savings (including the timing and amount thereof); our ability to successfully develop, introduce and sell new technologies, products and services; audits by the U.S. Government; changes in the global business environment and economic conditions; delays in approving U.S. Government budgets and cuts in government defense expenditures; our reliance on U.S. Government contracts, and on a small number of contracts which account for a significant percentage of our revenues; reduced demand for products and services as a result of continued constraints on capital spending by customers; changes in relationships with, or the financial condition of, key customers or suppliers; our reliance on a limited number of third parties to manufacture and supply our products; introduction of new technologies and other factors affecting the communications and defense industries generally; the effect of adverse regulatory changes (including changes affecting spectrum availability or permitted uses) on our ability to sell or deploy our products and services; changes in the way others use spectrum; our inability to access additional spectrum, use spectrum for additional purposes, and/or operate satellites at additional orbital locations; competing uses of the same spectrum or orbital locations that we utilize or seek to utilize; the effect of changes to global tax laws; our level of indebtedness and ability to comply with applicable debt covenants; our involvement in litigation, including intellectual property claims and litigation to protect our proprietary technology; our dependence on a limited number of key employees; and other factors identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 and under the heading “Risk Factors” in Part II, Item 1A of this report, elsewhere in this report and our other filings with the Securities and Exchange Commission (the SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Company Overview

We are an innovative, global provider of communications technologies and services, focused on making connectivity accessible, available and secure for current and future customers worldwide. Our end-to-end multi-band platform of satellites, ground infrastructure and user terminals enables us to provide a wide array of cost-effective, high-quality broadband, narrowband and other connectivity solutions to aviation, maritime, enterprise, consumer, military and government users around the globe, whether on the ground, in the air or at sea. In addition, our government business includes a portfolio of communications gateways; situational awareness and command and control products and services; satellite communication products and services across various frequency bands; and cybersecurity and information assurance products and services. We believe that our diversification strategy — anchored in a broad portfolio of customer-centric products and services and supported by our fleet of broadband and narrowband satellites — our vertical integration and our ability to effectively cross-deploy technologies between government and commercial applications and segments as well as across different geographic markets, provide us with a strong foundation to sustain and enhance our leadership in advanced communications and networking technologies.

In May 2024, certain organizational changes were made that impacted our internal reporting and reportable segments. Established during the first quarter of fiscal year 2025, we conduct our business through two reportable segments: communication services and defense and advanced technologies, which replaced our prior three reportable segments (see Note 11 — Segment Information to our condensed consolidated financial statements for additional information). This new segment reporting structure better reflects our strategy following the Inmarsat Acquisition, diverse global end markets, and certain organizational changes, that allow us to better assess the operational performance of and allocate resources to our multiple business lines. Viasat, Inc. (Viasat) was incorporated in California in 1986, and reincorporated as a Delaware corporation in 1996.

Inmarsat Acquisition

On May 30, 2023, we completed the acquisition of Connect Topco Limited, a private company limited by shares and incorporated in Guernsey (Inmarsat Holdings and, together with its subsidiaries, Inmarsat, and such acquisition, the Inmarsat Acquisition). The assets and results of operations of Inmarsat are included in our communication services segment for the period following the closing of the Inmarsat Acquisition on May 30, 2023.

Communication Services

Our communication services segment provides a wide range of broadband and narrowband communications solutions across government and commercial mobility markets, as well as for fixed and residential broadband customers. In addition, this segment includes the development and sale of a wide array of advanced satellite and wireless products and terminals that support or enable the provision of fixed and mobile broadband and narrowband services. We design, develop and produce space system solutions for multiple orbital regimes, including geostationary (GEO), medium earth orbit (MEO) and low earth orbit (LEO).

The following are the primary business lines in our communication services segment:

•
Aviation, which includes industry-leading IFC services and wireless in-flight entertainment (W-IFE) services for commercial aircraft and private jets, narrowband safety services, and complementary aviation software services (such as cockpit, data safety and surveillance). As of June 30, 2024, we had our IFC systems installed and in service on approximately 3,810 commercial aircraft of which approximately 60 were inactive at quarter end (mostly due to standard aircraft maintenance). We anticipate that approximately 1,460 additional commercial aircraft will be put into service with our IFC systems under existing customer agreements with commercial airlines. However, due to the nature of commercial airline contracts and other factors such as OEM delays, there can be no assurance that anticipated IFC services will be activated on all such additional commercial aircraft.
•
Government satcom, which includes various broadband and narrowband products and services for both fixed and mobile communications that provide military and government users with secure, high-speed, real-time broadband and multimedia connectivity in key regions of the world, as well as tactical line-of-sight and beyond-line-of-sight communications, Intelligence Surveillance and Reconnaissance (ISR) services and L-band Advanced Communications Element (LACE) terminals.
•
Maritime, which includes high-quality, resilient satellite-based broadband and narrowband communications services around the globe to commercial shipping fleets, offshore service vessel operators and commercial fishing companies, as well as NexusWave, a fully managed multi-layer connectivity service for merchant shipping companies that we expect to launch later this year.
•
Fixed services and other, which include high-speed, high-quality, reliable fixed broadband internet services to businesses and residential users (primarily in the United States as well as in various countries in Europe and Latin America), enterprise connectivity solutions, Internet-of-Things (IoT) and other narrowband services (such as L-band managed services that enable real-time machine-to-machine (M2M) position or high-value asset tracking), energy services, and prepaid internet services that provide innovative, affordable, satellite-based connectivity in communities that have little or no access to the internet. As of June 30, 2024, our U.S. fixed broadband business had approximately 257,000 subscribers with an average monthly revenue per user of $115.

Defense and Advanced Technologies

Our defense and advanced technologies segment provides a diverse array of resilient, vertically integrated solutions to government and commercial customers, leveraging our core technical competencies in encryption, cyber security, tactical gateways, modems and waveforms. The following are the primary business lines in our defense and advanced technologies segment:

•
Information security and cyber defense, which comprise a variety of high-quality networking, cybersecurity and information assurance products and services that provide advanced, high-speed IP-based “Type 1” and High Assurance Internet Protocol Encryption (HAIPE®)-compliant encryption solutions that enable military and government users to communicate information securely, and that protect the integrity of data stored on computers and storage devices and include our MOJO expeditionary tactical gateway family of products.
•
Space and mission systems, which includes specialized design and technology services covering all aspects of satellite communication system architecture, networks and technology, including state-of-the-art government satellite communication systems, mobile and fixed broadband modems, ground and airborne terminals, antennas and gateways for terrestrial and satellite customer applications, Ka-band earth stations and other multi-band/multi-function antennas, as well as products designed for manpacks, aircraft, unmanned aerial vehicles, seagoing vessels, ground-mobile vehicles, space-based systems and fixed applications. Space and mission systems also includes the design and development of the architecture of high-capacity Ka-band GEO satellites and the associated satellite payload and antenna technologies (both for our own satellite fleet as well as for third parties), and special purpose LEO and MEO satellites and other small satellite platforms.
•
Tactical networking, including the provision of resilient communications designed for on-the-move or on-the-pause operations in a multi-domain battlespace with friendly force tracking and narrowband solutions. Tactical networking includes the products and services offered by TrellisWare.
•
Advanced technologies and other, which includes commercial communication satellite product development, orchestration of sovereign and multi-orbit solutions, products focused on emerging growth markets (such as direct-to-device) and intellectual property licensing revenues.

Factors and Trends Affecting our Results of Operations

For a summary of factors and trends affecting our results of operations, see Part II, Item 7, "Factors and Trends Affecting our Results of Operations" in our Annual Report on Form 10-K for the year ended March 31, 2024.

Sources of Revenues

Our communication services segment revenues are primarily derived from aviation services (including IFC services), government satcom services, maritime services (including narrowband and safety of communication capabilities primarily acquired through the Inmarsat Acquisition), fixed broadband services, and energy services, as well as a wide array of advanced satellite and wireless products, networks and terminal solutions that support or enable the provision of fixed and mobile broadband and narrowband services.

Our defense and advanced technologies segment revenues are primarily derived from our information security and cyber defense, space and mission systems, tactical networking, and advanced technologies and other, products and services, which are provided to government and commercial customers.

Our revenues are primarily derived from two types of contracts: fixed-price and cost-reimbursement contracts. Fixed-price contracts (which require us to provide products and services under a contract at a specified price) comprised approximately 96% and 93% of our total revenues for the three months ended June 30, 2024 and 2023, respectively, a majority of which are reported in our communication services segment. The remainder of our revenues for such periods was derived primarily from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit), which contracts are mainly reported within our defense and advanced technologies segment.

Historically, a significant portion of our revenues has been derived from customer contracts that include the development of products, mainly reported within the defense and advanced technologies segment. The development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. See Note 1 — Basis of Presentation to our condensed consolidated financial statements for additional information.

To date, our ability to grow and maintain our revenues in each of communication services and defense and advanced technologies segments has depended on our ability to identify and target markets where the customer places a high priority on the technology solution, and our ability to obtain additional sizable contract awards. Due to the nature of this process, it is difficult to predict the probability and timing of obtaining awards in these markets.

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

The timing of satisfaction of performance obligations may require judgment. We derive a substantial portion of our revenues from contracts with customers for services, primarily consisting of connectivity services. These contracts typically require advance or recurring monthly payments by the customer. Our obligation to provide connectivity services is satisfied over time as the customer simultaneously receives and consumes the benefits provided. The measure of progress over time is based upon either a period of time (e.g., over the estimated contractual term) or usage (e.g., bandwidth used/bytes of data processed). We evaluate whether broadband equipment provided to our customers as part of the delivery of connectivity services represents a lease in accordance with the authoritative guidance for leases (Accounting Standards Codification (ASC) 842). As discussed in Note 1 — Basis of Presentation – Leases to our condensed consolidated financial statements, for broadband equipment leased to customers in conjunction with the delivery of connectivity services, we account for the lease and non-lease components of connectivity service arrangements as a single performance obligation as the connectivity services represent the predominant component.

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

Performance obligations related to developing and delivering complex equipment built to customer specifications under long-term contracts are recognized over time as these performance obligations do not create assets with an alternative use to us and we have an enforceable right to payment for performance to date. To measure the transfer of control, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for our contracts because that best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Estimating the total costs at completion of a performance obligation requires management to make estimates related to items such as subcontractor performance, material costs and availability, labor costs and productivity and the costs of overhead. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recognized in the period the loss is determined. A one percent variance in our future cost estimates on open fixed-price contracts as of June 30, 2024 would change our income (loss) before income taxes by an insignificant amount.

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

Property, equipment and satellites

Property, equipment and satellites, net includes our owned and leased satellites and the associated earth stations and networking equipment, as well as the customer premise equipment units which are leased to customers as part of our communication services segment.

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

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. Except for the impairment related to certain of our satellites under construction and satellite programs (discussed in Note 1 — Basis of Presentation – Property, equipment and satellites above), no material impairments were recorded for the three months ended June 30, 2024 and 2023.

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

Accruals for uncertain tax positions are provided for in accordance with ASC 740. Under the authoritative guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The authoritative guidance addresses the derecognition of income tax assets and liabilities, classification of deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data for the periods indicated:

	Three Months Ended
	June 30, 2024	June 30, 2023
Revenues:	100%	100%
Product revenues	27	30
Service revenues	73	70
Operating expenses:
Cost of product revenues	17	25
Cost of service revenues	46	45
Selling, general and administrative	22	28
Independent research and development	3	4
Amortization of acquired intangible assets	6	4
Income (loss) from operations	5	(5)
Interest (expense) income, net	(7)	(5)
Income (loss) before income taxes	(2)	(10)
(Provision for) benefit from income taxes	—	—
Net income (loss)	(2)	(10)
Net income (loss) attributable to Viasat, Inc.	(3)	(10)

Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2024	June 30, 2023	Increase (Decrease)	Increase (Decrease)
Product revenues	$305.7	$236.4	$69.4	29%
Service revenues	820.7	543.4	277.3	51%
Total revenues	$1,126.5	$779.8	$346.7	44%

Our total revenues grew by $346.7 million as a result of a $277.3 million increase in service revenues and a $69.4 million increase in product revenues, including a full quarter of contribution from the Inmarsat Acquisition compared to only one month of contribution in the prior year period. The service revenue increase was driven by increases of $272.8 million in our communication services segment and $4.5 million in our defense and advanced technologies segment. The increase in product revenue was driven primarily by a $75.7 million increase in our defense and advanced technologies segment, partially offset by a $6.3 million decrease in our communication services segment.

Cost of revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2024	June 30, 2023	Increase (Decrease)	Increase (Decrease)
Cost of product revenues	$194.2	$197.1	$(2.9)	(1)%
Cost of service revenues	516.7	347.8	168.8	49%
Total cost of revenues	$710.8	$544.9	$165.9	30%

Cost of revenues increased by $165.9 million due to an increase of $168.8 million in cost of service revenues, partially offset by a $2.9 million decrease in cost of product revenues. The cost of service revenues increase was primarily due to increased service revenues in our communication services segment, causing a $177.5 million increase in cost of service revenues on a constant margin basis. The increase in cost of service revenues was partially offset by higher margins primarily within our communication services segment. The cost of product revenues decrease relative to product revenue growth was primarily due to the mix of our product revenues. In the current year period, we had a higher percent of intellectual property royalty and licensing revenues that had relatively low costs of product revenues (see Note 9 — Commitments and Contingencies to our condensed consolidated financial statements for more information).

Selling, general and administrative expenses

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2024	June 30, 2023	Increase (Decrease)	Increase (Decrease)
Selling, general and administrative	$251.1	$219.6	$31.5	14%

The $31.5 million increase in selling, general and administrative (SG&A) expenses was driven primarily by an increase in support costs of $26.8 million, primarily reflected in our communication services segment. The increase in SG&A expenses was also driven by $4.7 million of higher selling costs, primarily reflected in our communication services segment. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, acquisition and transaction related expenses, facilities, finance, contract administration and general management.

Independent research and development

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2024	June 30, 2023	Increase (Decrease)	Increase (Decrease)
Independent research and development	$38.6	$29.0	$9.6	33%

The $9.6 million increase in independent research and development (IR&D) expenses was mainly the result of increases of $6.0 million in IR&D efforts in our communication services segment (primarily related to mobile broadband satellite communication systems for commercial airline platforms) and $3.6 million in our defense and advanced technologies segment (primarily related to tactical terrestrial networking products).

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to 20 years. The $38.4 million increase in amortization of acquired intangible assets in the first quarter of fiscal year 2025 compared to the prior year period was primarily related to the amortization of new intangibles acquired as a result of the Inmarsat Acquisition in May 2023.

Interest income

The $3.6 million increase in interest income for the three months ended June 30, 2024 compared to the prior year period was primarily due to interest earned on cash acquired as part of the Inmarsat Acquisition.

Interest expense

The $49.8 million increase in interest expense for the three months ended June 30, 2024 compared to the prior year period was primarily the result of the effects of increased interest expense arising from our increased level of indebtedness following the closing of the Inmarsat Acquisition on May 30, 2023.

Income taxes

For the three months ended June 30, 2024, we recorded an income tax provision of $1.2 million, resulting in an effective tax rate of negative 5%. The effective tax rate for the period differed from the U.S. statutory rate primarily due to a U.S. valuation allowance and foreign tax rate differences. For the three months ended June 30, 2023, we recorded an income tax benefit of an insignificant amount resulting in an effective tax rate of 1%. The effective tax rate for the period differed from the U.S. statutory rate due primarily to the benefit of federal R&D tax credits offset by expense for non-deductible transaction costs related to the Inmarsat Acquisition.

Segment Results for the Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023

Communication services segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2024	June 30, 2023	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$60.2	$66.5	$(6.3)	(9)%
Segment service revenues	766.6	493.8	272.8	55%
Total segment revenues	$826.8	$560.3	$266.5	48%

Our communication services segment revenues increased by $266.5 million due to a $272.8 million increase in service revenues, partially offset by a $6.3 million decrease in product revenues. The increase in segment service revenues for the three months ended June 30, 2024 compared to the prior year period was primarily due to the Inmarsat Acquisition in May 2023. The Inmarsat Acquisition contributed approximately $298.6 million to the increase in service revenues in our communication services segment due to a full quarter of contribution compared to only one month in the prior period. The inclusion of a full quarter of contributions from Inmarsat and growth in aviation services was partially offset by an expected decrease in revenues from fixed services and other compared to the prior year period. We continue to allocate a greater proportion of our bandwidth to our IFC business in preference to our U.S. fixed services business due to bandwidth constraints. The decrease in segment product revenues was primarily driven by a $10.8 million decrease in aviation products, partially offset by a $3.2 million increase in fixed and other products driven by enterprise and energy.

Segment operating profit (loss)

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2024	June 30, 2023	Increase (Decrease)	Increase (Decrease)
Segment operating profit (loss)	$41.9	$(9.9)	$51.9	522%
Percentage of segment revenues	5%	(2)%

The change in our communication services segment operating loss to an operating profit was primarily due to increased earnings contributions of $92.2 million, mainly due to an increase in revenues from the Inmarsat Acquisition in May 2023 and improved margins from aviation and government satcom as our aviation services continued to scale. The increase in earnings contributions was partially offset by higher SG&A costs of $34.3 million, primarily related to a full quarter of Inmarsat SG&A costs in the current year period compared to one month of SG&A costs in the prior year period, and higher IR&D costs of $6.0 million (primarily related to mobile broadband satellite communication systems for commercial airline platforms).

Defense and advanced technologies segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2024	June 30, 2023	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$245.6	$169.9	$75.7	45%
Segment service revenues	54.1	49.6	4.5	9%
Total segment revenues	$299.7	$219.5	$80.1	37%

Our defense and advanced technologies segment revenues increased by $80.1 million due to a $75.7 million increase in product revenues and a $4.5 million increase in service revenues. The increase in product revenues was primarily the result of $41.7 million of contributions from certain licensing agreements in advanced technologies and other (see Note 9 — Commitments and Contingencies to our condensed consolidated financial statements for more information). The increase in product revenues was also driven by an increase in tactical networking products due to an increase of $37.3 million in tactical terrestrial networking products, partially offset by a decrease of $3.5 million in government satellite communication systems. The increase in service revenues was primarily driven by increases of $2.3 million in tactical terrestrial networking services and $2.1 million in space and mission systems.

Segment operating profit (loss)

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2024	June 30, 2023	Increase (Decrease)	Increase (Decrease)
Segment operating profit (loss)	$84.0	$(3.8)	$87.8	2333%
Percentage of segment revenues	28%	(2)%

The change in our defense and advanced technologies segment operating loss to an operating profit was primarily due to increased earnings contributions of $88.6 million driven by revenue flow through related to contributions from certain licensing agreements in advanced technologies and other (see Note 9 — Commitments and Contingencies to our condensed consolidated financial statements for more information) as well as earnings contributions from tactical terrestrial networking products in tactical networking. Additionally, the change to operating profit was impacted by lower SG&A costs of $2.8 million, partially offset by an increase in IR&D expenses of $3.6 million (primarily related to tactical terrestrial networking products).

Backlog

Our firm and funded backlog as of June 30, 2024 is reflected in the table below.

As of June 30, 2024
(In millions)
Firm backlog
Communication services	$2,927.8
Defense and advanced technologies	711.8
Total	$3,639.6
Funded backlog
Communication services	$2,921.5
Defense and advanced technologies	581.3
Total	$3,502.8

The firm backlog does not include contract options. As of June 30, 2024, a little less than half of the firm backlog is expected to be delivered during the next 12 months, with the balance delivered thereafter. We include in our backlog only those orders for which we have accepted purchase orders, and not anticipated purchase orders and requests. In our communication services segment, our backlog includes fixed broadband service revenues under our subscriber agreements, but does not include future recurring IFC service revenues under our agreements with commercial airlines. As of June 30, 2024, our IFC systems were installed and in service on approximately 3,810 commercial aircraft of which approximately 60 were inactive at quarter end (mostly due to standard aircraft maintenance). We anticipate that approximately 1,460 additional commercial aircraft will be put into service with our IFC systems under existing customer agreements with commercial airlines. Due to the nature of commercial airline contracts and other factors such as OEM delays, there can be no assurance that all anticipated purchase orders and requests will be placed or that anticipated IFC services will be activated on all such additional commercial aircraft.

Our total new awards which exclude future revenue under recurring consumer commitment arrangements were approximately $1.2 billion and $803.0 million for the three months ended June 30, 2024 and 2023, respectively.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing, export credit agency financing and equity financing. At June 30, 2024, we had $1.8 billion in cash and cash equivalents, $2.2 billion in working capital, no outstanding borrowings and borrowing availability of $588.3 million under our $647.5 million revolving credit facility (the Viasat Revolving Credit Facility), and no outstanding borrowings and borrowing availability of $550.0 million under Inmarsat's $550.0 million revolving line of credit (the Inmarsat Revolving Credit Facility, and together with the Viasat Revolving Credit Facility, the Revolving Credit Facilities). At March 31, 2024, we had $1.9 billion in cash and cash equivalents, $2.2 billion in working capital, no outstanding borrowings and borrowing availability of $591.5 million under the Viasat Revolving Credit Facility, and no outstanding borrowings and borrowing availability of $550.0 million under the Inmarsat Revolving Credit Facility. We invest our cash in excess of current operating requirements in short-term, highly liquid bank money market funds primarily investing in U.S. government-backed securities and treasuries.

The general cash needs of our communication services and defense and advanced technologies segments can vary significantly and our future capital requirements will depend upon many factors, including cash required for our satellite projects and any future broadband satellite projects we may engage in, expansion of our IR&D and marketing efforts, and the nature and timing of orders. In particular:

•
The cash needs of our communication services segment tend to be driven by the timing and amount of capital expenditures (e.g., payments under satellite construction and launch contracts and investments in ground infrastructure roll-out), IR&D expenditures, investments in joint ventures, strategic partnering arrangements and network expansion activities, investments to obtain Supplemental Type Certificates to enable the retrofit installation of our IFC and W-IFE equipment and investments in platforms and software to support services and entry into new markets, as well as the quality of customer, type of contract, mix of contracts in backlog and payment terms, and timing and amount of recoveries under satellite insurance claims.
•
In our defense and advanced technologies segment, the primary factors determining cash needs tend to be the type and mix of contracts in backlog (e.g., product or service, development or production) and timing of payments (including restrictions on the timing of cash payments under U.S. Government procurement regulations), contract duration and program performance. For example, if a program is performing well and meeting its contractual requirements, then its cash flow requirements are usually lower.

Additionally, we will continue to evaluate other possible acquisitions of, or investments in complementary businesses, products and technologies which may require the use of cash or additional financing.

To further enhance our liquidity position or to finance the construction and launch of any future satellites, acquisitions, strategic partnering arrangements, joint ventures or other business investment initiatives, we may obtain additional financing, which could consist of debt, convertible debt or equity financing from public and/or private credit and capital markets. From time to time, we file universal shelf registration statements with the SEC for the future sale of an unlimited amount of common stock, preferred stock, debt securities, depositary shares and warrants, which securities may be offered from time to time, separately or together, directly by us, by selling security holders, or through underwriters, dealers or agents at amounts, prices, interest rates and other terms to be determined at the time of the offering. Additionally, we consider strategic divestitures from time to time, such as the sale of Link-16 tactical data link business that was completed in January 2023 for approximately $1.96 billion in cash, as well as divestitures of non-core assets or businesses.

We may, from time to time, seek to retire, prepay or repurchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In July 2024, subsequent to quarter end, we repurchased $152.2 million in aggregate principal amount of our outstanding notes in open market transactions, consisting of approximately $101.7 million of Inmarsat 2026 Notes and $50.5 million of 2025 Notes.

Although we can give no assurances concerning our future liquidity, we believe that we have adequate sources of funding to meet our anticipated operating requirements for the next 12 months, which include, but are not limited to, cash on hand, borrowing capacity, and cash expected to be provided by operating activities.

Cash flows

Cash provided by operating activities for the first three months of fiscal year 2025 was $151.1 million compared to $103.7 million in the prior year period. This $47.4 million increase was driven by our operating results (net income (loss) adjusted for depreciation, amortization and other non-cash charges) which resulted in $252.9 million of higher cash provided by operating activities year-over-year, partially offset by a $205.5 million year-over-year increase in cash used to fund net operating assets. The increase in cash used to fund net operating assets during the first three months of fiscal year 2025 when compared to the prior year period was primarily due to the timing of deferred revenue recognized under certain long-term contracts in our defense and advanced technologies segment and under certain long-term contracts acquired through the Inmarsat Acquisition in our communication services segment. Cash paid for income taxes, net, during the first three months of fiscal year 2025 and 2024 were $32.4 million and $3.8 million, respectively. Cash paid for interest (net of amounts capitalized) during the first three months of fiscal year 2025 and 2024 were $116.4 million and $11.5 million, respectively.

Cash used in investing activities for the first three months of fiscal year 2025 was approximately $221.5 million compared to $769.5 million in the prior year period. This $548.0 million decrease in cash used in investing activities year-over-year reflects $342.6 million in cash (net of cash acquired) used for the Inmarsat Acquisition in the first quarter of fiscal year 2024, $79.5 million of cash receipts related to satellite insurance claim proceeds received during the first quarter of fiscal year 2025, and a decrease in cash used for capital expenditures of approximately $73.9 million.

Cash used in financing activities for the first three months of fiscal year 2025 was approximately $22.5 million compared to cash provided by financing activities of $1.3 billion for the prior year period. Cash used in financing activities for the first three months of fiscal year 2025 was primarily comprised of debt repayments of approximately $19.5 million. Cash provided by financing activities in the first three months of fiscal year 2024 was primarily comprised of proceeds from debt borrowings of $1.3 billion in the first quarter of fiscal year 2024. See Note 7 — Senior Notes and Other Long-Term Debt for further information.

Satellite-related activities

Our complementary fleet of 21 in service or operational satellites spans the Ka-, L- and S- bands, with 11 Ka-band satellites, eight L-band satellites (three of which are contingency L-band satellites that are operational but not currently in service), an S-band satellite that supports the European Aviation Network to provide IFC services to commercial airlines in Europe, and an I-6 class hybrid Ka-/L-band satellite (the I-6 F1 satellite). Subsequent to the quarter end, in late July 2024, the ViaSat-3 F1 satellite completed in-orbit testing and was integrated into our existing satellite fleet covering the Americas. Furthermore, we have ten additional geostationary (GEO) and highly-elliptical earth orbit (HEO) satellites under development: two additional high-capacity Ka-band GEO satellites (ViaSat-3 F2 and ViaSat-3 F3), three additional adaptive Ka-band GEO satellites (GX 7, GX 8 and GX 9), two Ka-band HEO satellite payloads intended to provide polar coverage (GX 10a and GX 10b) and three Inmarsat-8 L-band GEO safety service satellites. Our deep satellite fleet enables us to provide a wide array of high-quality broadband and narrowband services with near global coverage (including strong oceanic coverage) with greater redundancy and resiliency.

We launched the first of our third-generation ViaSat-3 class satellites, ViaSat-3 F1, into orbit on April 30, 2023. On July 12, 2023, we reported a reflector deployment issue that materially impacted the performance of the ViaSat-3 F1 satellite, and on August 24, 2023, we reported the I-6 F2 satellite suffered a power subsystem anomaly during its orbit raising phase, and concluded that the satellite would not operate as intended (see Note 1 — Basis of Presentation – Property, equipment and satellites to our condensed consolidated financial statements for more information).

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

As we continue to build and expand our global network and satellite fleet, from time to time we enter into satellite construction agreements for the construction and purchase of additional satellites and (depending on the satellite design) the integration of our payload and technologies into the satellites. See Note 14 — Commitments to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2024 for information regarding our future minimum payments under our satellite construction contracts and other satellite-related purchase commitments (including satellite performance incentive obligations) for the next five fiscal years and thereafter, as well as purchase commitments including satellite-related agreements under the contractual obligations table below.. The total project cost to bring a new satellite into service will depend, among other things, on the scope and timing of the earth station infrastructure roll-out and the method used to procure fiber or other access to the earth station infrastructure. Our total cash funding of a satellite project may be reduced through third-party agreements, such as potential joint service offerings and other strategic partnering arrangements.

In connection with the launch of any new satellite and the commencement of service on the satellite, we expect to incur additional operating costs that negatively impact our financial results. For example, when ViaSat-2 was placed in service in the fourth quarter of fiscal year 2018, this resulted in additional operating costs during the ramp-up period prior to service launch and in the fiscal year following service launch. These increased operating costs included depreciation, amortization of capitalized software development, earth station connectivity, marketing and advertising costs, logistics, customer care and various support systems. In addition, interest expense increased during fiscal year 2019 as we no longer capitalized the interest expense relating to the debt incurred for the construction of ViaSat-2 and the related gateway and networking equipment once the satellite was in service. As services using the new satellite scaled, however, our revenue base for broadband services expanded and we gained operating cost efficiencies, which together yielded incremental segment earnings contributions. We anticipate that we will incur a similar cycle of increased operating costs and constrained bandwidth supply as we prepare for and launch services on future satellites, including our ViaSat-3 constellation, followed by increases in revenue base and in scale. However, there can be no assurance that we will be successful in significantly increasing revenues or achieving or maintaining operating profit in our communication services segment, and any such gains may also be offset by investments in our global business. In addition, we may experience capacity constraints on our existing satellites in the lead-up to the commencement of service on new satellites, such as the capacity constraints we experienced during fiscal years 2023 and 2024.

Long-term debt

As of June 30, 2024, the aggregate principal amount of our total outstanding indebtedness was $7.5 billion, which was comprised of (1) $700.0 million in aggregate principal amount of Viasat's 5.625% Senior Notes due 2025, $600.0 million in aggregate principal amount of Viasat's 5.625% Senior Secured Notes due 2027, $400.0 million in aggregate principal amount of Viasat's 6.500% Senior Notes due 2028, $733.4 million in aggregate principal amount of Viasat's 7.500% Senior Notes due 2031 (the 2031 Notes) and $2.08 billion in aggregate principal amount of Inmarsat's 6.750% Senior Secured Notes due 2026, (2) $686.0 million in principal amount of outstanding borrowings under Viasat's $700.0 million senior secured term loan facility (the 2022 Term Loan Facility), $612.1 million in principal amount of outstanding borrowings under Viasat's $616.7 million senior secured term loan facility (the 2023 Term Loan Facility), $1.6 billion in principal amount of outstanding borrowings under Inmarsat's $1.6 billion senior secured term loan facilities (the Inmarsat Term Loan Facilities), no outstanding borrowings under the Revolving Credit Facilities, and $29.5 million in principal amount of outstanding borrowings under Viasat's direct loan facility with the Export-Import Bank of the United States (the Ex-Im Credit Facility), and (3) $23.7 million of finance lease obligations. For information regarding our outstanding indebtedness, refer to Note 7 — Senior Notes and Other Long-Term Debt to our condensed consolidated financial statements.

Capital Expenditures and IR&D Investments

For a discussion of our capital expenditures and IR&D investments, see Part II, Item 7, “Liquidity and Capital Resources – Capital Expenditures and IR&D Investments” in our Annual Report on Form 10-K for the year ended March 31, 2024, as well as Note 4 — Acquisition, related to the Inmarsat Acquisition, and Note 1 — Basis of Presentation – Property, equipment and satellites, related to satellite impairment, to our condensed consolidated financial statements for more information.

Contractual Obligations

The following table sets forth a summary of certain material cash requirements for known contractual obligations and commitments at June 30, 2024:

(In thousands, including interest where applicable)	Next 12 months	Thereafter
Operating leases	$118,653	$842,282
Senior notes and other long-term debt (1) (2)	635,696	9,234,699
Purchase commitments including satellite-related agreements	1,107,124	1,050,159
Total	$1,861,473	$11,127,140

(1)
To the extent that the interest rate on any long-term debt is variable, amounts reflected represent estimated interest payments on the applicable current outstanding balance based on the interest rate at June 30, 2024 until the applicable maturity date, net of interest rate cap contracts (maturing in February 2025) set up to hedge the variable interest rates under the Inmarsat Term Loan Facilities. The interest rate cap contracts provide protection from Compound SOFR rates over 2% and covered the total nominal amount of the Inmarsat Term Loan Facilities of $1.6 billion.
(2)
In July 2024, subsequent to quarter end, in an open market transaction, we repurchased $152.2 million in aggregate principal amount of our outstanding notes in open market transactions, consisting of approximately $101.7 million of Inmarsat 2026 Notes and $50.5 million of 2025 Notes (see Note 12 — Subsequent Events to our condensed consolidated financial statements for additional information).

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

Our condensed consolidated balance sheets included $2.4 billion and $2.5 billion of “other liabilities” as of June 30, 2024 and March 31, 2024, respectively, which primarily consisted of deferred income taxes and the long-term portion of deferred revenues. These remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at June 30, 2024 as defined in Regulation S-K Item 303(b) other than as discussed under “Contractual Obligations” above or disclosed in the notes to our condensed consolidated financial statements included in this report or in our Annual Report on Form 10-K for the year ended March 31, 2024.

Recent Authoritative Guidance

For information regarding recently adopted and issued accounting pronouncements, see Note 1 — Basis of Presentation to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and short-term and long-term obligations (including Viasat’s and Inmarsat’s senior secured credit facilities (collectively, the Credit Facilities) and our senior unsecured and senior secured notes (collectively, the Notes)), and interest rate cap contracts. We consider investments in highly liquid instruments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Our indebtedness for borrowed money comprises borrowings under our Credit Facilities and the aggregate principal amount outstanding under our Notes. The Notes and borrowings under our Ex-Im Credit Facility bear interest at a fixed rate and therefore our exposure to market risk for changes in interest rates relates primarily to borrowings under our remaining Credit Facilities, cash equivalents and short-term obligations.

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

Our primary interest rate under our variable rate Credit Facilities is the forward-looking term SOFR rate plus an applicable margin. As of June 30, 2024, the effective interest rate on our outstanding borrowings under the 2022 Term Loan Facility was 10.38%, and under the 2023 Term Loan Facility was 10.92%. As of June 30, 2024, the weighted average effective interest rate under the Inmarsat Term Loan Facilities was approximately 9.48%. As of June 30, 2024, the effective interest rate that would have been applied to any new SOFR-based borrowings under the Viasat Revolving Credit Facility was approximately 7.64%, and under the Inmarsat Revolving Credit Facility was approximately 8.33%. As of June 30, 2024, we had no outstanding borrowings under our Revolving Credit Facilities. Accordingly, assuming the outstanding balance under the 2022 Term Loan Facility, the 2023 Term Loan Facility and the Inmarsat Term Loan Facilities remained constant over a year and we continued to have no outstanding borrowings under the Revolving Credit Facilities, a 10% increase in the interest rates would increase interest incurred, prior to effects of capitalized interest but taking into account Inmarsat's interest rate cap contracts with respect to the Inmarsat Term Loan Facilities, by approximately $18.1 million over a 12-month period.

We have entered into interest rate cap contracts to hedge the variable interest rates under the Inmarsat Term Loan Facilities. The interest rate cap contracts provide protection from Compound SOFR rates over 2% and covered the total nominal amount of the Inmarsat Term Loan Facilities of $1.6 billion. As of June 30, 2024, a 100 basis point increase or decrease in interest rates would increase or decrease the carrying and fair values of the interest rate cap contract by approximately $10.8 million.

Foreign Exchange Risk

We generally conduct our business in U.S. dollars. However, as our international business is conducted in a variety of foreign currencies, we are exposed to fluctuations in foreign currency exchange rates. A five percent variance in foreign currencies in which our international business is conducted would change our income (loss) before income taxes by an insignificant amount and $5.5 million for the three months ended June 30, 2024 and 2023, respectively. Our objective in managing our exposure to foreign currency risk is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, from time to time, we may enter into foreign currency forward contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2024.

During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Periodically, we are involved in a variety of claims, suits, investigations and proceedings arising in the ordinary course of business, including government investigations and claims, and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters. Such matters could result in fines; penalties, compensatory, treble or other damages; or non-monetary relief. A violation of government contract laws and regulations could also result in the termination of our government contracts or debarment from bidding on future government contracts. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of our current pending matters will not have a material adverse effect on our business, financial condition, results of operations or liquidity. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our business, financial condition, results of operations or liquidity in a particular period. For further information on the risks we face from existing and future claims, suits, investigations and proceedings, see “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, which factors could materially affect our business, financial condition, liquidity or future results. There have been no material changes to the risk factors described in the "Risk Factors" section in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 and such Quarterly Report on Form 10-Q. The risks described in our reports on Forms 10-K and 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

Item 5. Other Information

On June 1, 2024, John Stenbit, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 5,000 shares of our common stock (to be acquired upon the exercise of options if certain price thresholds are met) from August 31, 2024 until September 5, 2024.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

10.1**	Viasat, Inc. 1996 Equity Participation Plan Performance-based Restricted Stock Unit Award Agreement — Financial Performance					X

10.2**	Viasat, Inc. 1996 Equity Participation Plan Performance-based Restricted Stock Unit Award Agreement — Relative Total Shareholder Return					X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document					X

104	Cover Page (formatted as inline XBRL and contained in Exhibit 101)					X

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

VIASAT, INC.

August 9, 2024	/s/ MARK DANKBERG
Mark Dankberg
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ SHAWN DUFFY
Shawn Duffy
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)