Form 10-Q
period 2024-09-30
VIASAT INC
filed 2024-11-08
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024.

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of October 25, 2024 was 128,394,383.

VIASAT, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of September 30, 2024	As of March 31, 2024
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,529,770	$1,901,033
Accounts receivable, net	717,250	678,210
Inventories	327,008	317,878
Prepaid expenses and other current assets	487,059	581,783
Total current assets	5,061,087	3,478,904

Property, equipment and satellites, net	7,486,345	7,557,206
Operating lease right-of-use assets	413,279	393,077
Other acquired intangible assets, net	2,410,852	2,544,467
Goodwill	1,623,760	1,621,763
Other assets	759,661	733,947
Total assets	$17,754,984	$16,329,364
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$246,748	$287,206
Accrued and other liabilities	898,915	950,621
Current portion of long-term debt	2,377,989	58,054
Total current liabilities	3,523,652	1,295,881

Senior notes	3,646,968	4,354,714
Other long-term debt	2,757,952	2,774,521
Non-current operating lease liabilities	411,189	379,644
Other liabilities	2,405,743	2,452,100
Total liabilities	12,745,504	11,256,860
Commitments and contingencies (Note 9)
Equity:
Viasat, Inc. stockholders’ equity
Common stock	13	13
Paid-in capital	4,878,615	4,797,253
Retained earnings	78,936	249,432
Accumulated other comprehensive income (loss)	(22,086)	(21,268)
Total Viasat, Inc. stockholders’ equity	4,935,478	5,025,430
Noncontrolling interest in subsidiary	74,002	47,074
Total equity	5,009,480	5,072,504
Total liabilities and equity	$17,754,984	$16,329,364

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(In thousands, except per share data)
Revenues:
Product revenues	$323,948	$401,729	$629,687	$638,101
Service revenues	798,314	823,686	1,619,035	1,367,105
Total revenues	1,122,262	1,225,415	2,248,722	2,005,206
Operating expenses:
Cost of product revenues	243,485	254,020	437,643	451,098
Cost of service revenues	531,593	512,270	1,048,260	860,103
Selling, general and administrative (including satellite impairment and related charges, net — see Note 1 — Basis of Presentation — Property, equipment and satellites)	272,448	1,148,989	523,570	1,368,570
Independent research and development	33,390	33,429	71,953	62,433
Amortization of acquired intangible assets	66,024	81,374	132,239	109,185
Income (loss) from operations	(24,678)	(804,667)	35,057	(846,183)
Other income (expense):
Interest income	23,896	32,486	46,688	51,675
Interest expense	(115,340)	(86,157)	(221,116)	(142,096)
(Loss) gain on extinguishment of debt, net	(3,200)	—	(3,200)	—
Income (loss) before income taxes	(119,322)	(858,338)	(142,571)	(936,604)
(Provision for) benefit from income taxes	(5,915)	93,077	(7,099)	93,610
Equity in income (loss) of unconsolidated affiliate, net	3,441	(502)	6,187	329
Net income (loss)	(121,796)	(765,763)	(143,483)	(842,665)
Less: net income (loss) attributable to noncontrolling interest, net of tax	15,788	1,475	27,013	1,577
Net income (loss) attributable to Viasat, Inc.	$(137,584)	$(767,238)	$(170,496)	$(844,242)
Basic net income (loss) per share attributable to Viasat, Inc. common stockholders:	$(1.07)	$(6.16)	$(1.34)	$(7.75)
Diluted net income (loss) per share attributable to Viasat, Inc. common stockholders:	$(1.07)	$(6.16)	$(1.34)	$(7.75)
Shares used in computing basic net income (loss) per share	128,376	124,529	127,490	108,903
Shares used in computing diluted net income (loss) per share	128,376	124,529	127,490	108,903
Comprehensive income (loss):
Net income (loss)	$(121,796)	$(765,763)	$(143,483)	$(842,665)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	15,079	(12,107)	5,184	(3,580)
Unrealized gain (loss) on hedging, net of tax	(4,914)	(4,839)	(6,002)	1,458
Other comprehensive income (loss), net of tax	10,165	(16,946)	(818)	(2,122)
Comprehensive income (loss)	(111,631)	(782,709)	(144,301)	(844,787)
Less: comprehensive income (loss) attributable to noncontrolling interest, net of tax	15,788	1,475	27,013	1,577
Comprehensive income (loss) attributable to Viasat, Inc.	$(127,419)	$(784,184)	$(171,314)	$(846,364)

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	September 30, 2024	September 30, 2023
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(143,483)	$(842,665)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	522,601	368,572
Amortization of intangible assets	163,269	139,772
Stock-based compensation expense	41,965	43,470
Satellite impairment and disposition of fixed assets losses, net	40,914	835,900
Deferred income taxes and other non-cash adjustments	23,366	(86,749)
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(46,934)	(44,050)
Inventories	(8,688)	(45,707)
Other assets	(88,851)	(13,277)
Accounts payable	(6,012)	36,175
Accrued liabilities	(33,314)	(7,242)
Other liabilities	(74,548)	(61,557)
Net cash provided by (used in) operating activities	390,285	322,642
Cash flows from investing activities:
Purchase of property, equipment and satellites, and other assets	(529,827)	(740,664)
Proceeds from insurance claims on satellites	197,500	—
Payment related to acquisition of a business, net of cash acquired	—	(342,621)
Proceeds from sale of short-term investments	—	134,266
Payments to acquire short-term investments	—	(52,000)
Net cash provided by (used in) investing activities	(332,327)	(1,001,019)
Cash flows from financing activities:
Proceeds from debt borrowings	1,975,000	1,334,683
Payments on debt borrowings	(383,528)	(27,979)
Payments of debt issuance costs	(28,116)	(47,963)
Proceeds from issuance of common stock under equity plans	9,657	10,130
Purchase of common stock in treasury (immediately retired) related to tax withholdings for stock-based compensation	(2,395)	(2,565)
Other financing activities	(1,612)	2,186
Net cash provided by (used in) financing activities	1,569,006	1,268,492
Effect of exchange rate changes on cash and cash equivalents	1,773	(734)
Net increase (decrease) in cash and cash equivalents and restricted cash	1,628,737	589,381
Cash and cash equivalents and restricted cash at beginning of period	1,901,033	1,379,386
Cash and cash equivalents and restricted cash at end of period	$3,529,770	$1,968,767
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$50,885	$13,848
Issuance of common stock in satisfaction of certain accrued compensation liabilities	$28,063	$31,173
Debt issuance costs not paid for	$7,458	$2,151
Capital expenditures not paid for during the period	$—	$6,369
Issuance of common stock in connection with acquisition	$—	$2,123,455

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Viasat, Inc. Stockholders
	Common Stock
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total
	(In thousands, except share data)
For the Three Months Ended September 30, 2024
Balance at June 30, 2024	127,738,637	$13	$4,845,072	$216,520	$(32,251)	$58,299	$5,087,653
Issuance of stock under Employee Stock Purchase Plan	561,888	—	9,657	—	—	—	9,657
Stock-based compensation	—	—	24,866	—	—	—	24,866
RSU awards vesting, net of shares withheld for taxes which have been retired	93,802	—	(980)	—	—	—	(980)
Other noncontrolling interest activity	—	—	—	—	—	(85)	(85)
Net income (loss)	—	—	—	(137,584)	—	15,788	(121,796)
Other comprehensive income (loss), net of tax	—	—	—	—	10,165	—	10,165
Balance at September 30, 2024	128,394,327	$13	$4,878,615	$78,936	$(22,086)	$74,002	$5,009,480

For the Three Months Ended September 30, 2023
Balance at June 30, 2023	124,054,755	$13	$4,718,054	$1,241,332	$(19,889)	$36,362	$5,975,872
Issuance of stock under Employee Stock Purchase Plan	382,062	—	10,048	—	—	—	10,048
Stock-based compensation	—	—	24,945	—	—	—	24,945
RSU awards vesting, net of shares withheld for taxes which have been retired	44,476	—	(353)	—	—	—	(353)
Other noncontrolling interest activity	—	—	—	—	—	(100)	(100)
Net income (loss)	—	—	—	(767,238)	—	1,475	(765,763)
Other comprehensive income (loss), net of tax	—	—	—	—	(16,946)	—	(16,946)
Balance at September 30, 2023	124,481,293	$13	$4,752,694	$474,094	$(36,835)	$37,737	$5,227,703

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Viasat, Inc. Stockholders
	Common Stock
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total
	(In thousands, except share data)
For the Six Months Ended September 30, 2024
Balance at March 31, 2024	125,849,088	$13	$4,797,253	$249,432	$(21,268)	$47,074	$5,072,504
Issuance of stock under Employee Stock Purchase Plan	561,888	—	9,657	—	—	—	9,657
Stock-based compensation	—	—	46,037	—	—	—	46,037
Shares issued in settlement of certain accrued employee compensation liabilities	1,755,074	—	28,063	—	—	—	28,063
RSU awards vesting, net of shares withheld for taxes which have been retired	228,277	—	(2,395)	—	—	—	(2,395)
Other noncontrolling interest activity	—	—	—	—	—	(85)	(85)
Net income (loss)	—	—	—	(170,496)	—	27,013	(143,483)
Other comprehensive income (loss), net of tax	—	—	—	—	(818)	—	(818)
Balance at September 30, 2024	128,394,327	$13	$4,878,615	$78,936	$(22,086)	$74,002	$5,009,480

For the Six Months Ended September 30, 2023
Balance at March 31, 2023	76,912,016	$8	$2,540,679	$1,318,336	$(34,713)	$36,259	$3,860,569
Exercise of stock options	2,633	—	82	—	—	—	82
Issuance of stock under Employee Stock Purchase Plan	382,062	—	10,048	—	—	—	10,048
Stock-based compensation	—	—	49,827	—	—	—	49,827
Shares issued in settlement of certain accrued employee compensation liabilities	687,851	—	31,173	—	—	—	31,173
RSU awards vesting, net of shares withheld for taxes which have been retired	133,095	—	(2,565)	—	—	—	(2,565)
Shares issued in connection with acquisition of business, net of issuance costs	46,363,636	5	2,123,450	—	—	—	2,123,455
Other noncontrolling interest activity	—	—	—	—	—	(99)	(99)
Net income (loss)	—	—	—	(844,242)	—	1,577	(842,665)
Other comprehensive income (loss), net of tax	—	—	—	—	(2,122)	—	(2,122)
Balance at September 30, 2023	124,481,293	$13	$4,752,694	$474,094	$(36,835)	$37,737	$5,227,703

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation

The accompanying condensed consolidated balance sheet at September 30, 2024, the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended September 30, 2024 and 2023, the condensed consolidated statements of cash flows for the six months ended September 30, 2024 and 2023 and the condensed consolidated statements of equity for the three and six months ended September 30, 2024 and 2023 have been prepared by the management of Viasat, Inc. (also referred to hereafter as the Company or Viasat), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended March 31, 2024 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 31, 2024 included in the Company’s Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

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

Contract costs on U.S. Government contracts are subject to audit and review by the Defense Contract Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. Government agencies, as well as negotiations with U.S. Government representatives. As of September 30, 2024, the DCMA had approved the Company’s incurred costs through fiscal year 2022. The DCMA is currently auditing the Company’s fiscal year 2023 incurred cost submission. The Company's cost accounting practices are examined for compliance with the applicable Cost Accounting Standards (CAS). Although the Company has recorded contract revenues subsequent to fiscal year 2022 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments and if future adjustments exceed the Company’s estimates its profitability would be adversely affected. The Company had $11.4 million and $16.6 million as of September 30, 2024 and March 31, 2024, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. Government cost reimbursable contracts (see Note 9 — Commitments and Contingencies for more information).

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Transaction price allocated to remaining performance obligations

The Company’s remaining performance obligations represent the transaction price of firm contracts and orders for which work has not been performed. The Company includes in its remaining performance obligations only those contracts and orders for which it has accepted purchase orders. Remaining performance obligations associated with the Company’s subscribers for fixed consumer and business broadband services in its communication services segment exclude month-to-month service contracts in accordance with a practical expedient and are estimated using a portfolio approach in which the Company reviews all relevant promotional activities and calculates the remaining performance obligation using the average service component for the portfolio and the average time remaining under the contract. The Company’s future recurring in-flight connectivity (IFC) service contracts in its communication services segment do not have minimum service purchase requirements and therefore are not included in the Company’s remaining performance obligations. As of September 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $3.7 billion, of which the Company expects to recognize a little less than half over the next 12 months, with the balance recognized thereafter.

Disaggregation of revenue

The Company operates and manages its business in two segments: communication services and defense and advanced technologies. Revenue is disaggregated by products and services, business line, customer type, contract type, and geographic area, as the Company believes this approach best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. See Note 11 — Segment Information for disaggregation of revenue by business line and additional disaggregated revenue disclosures.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following sets forth disaggregated reported revenue by segment and products and services for the three and six months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024
	Communication Services	Defense and Advanced Technologies	Total Revenues
	(In thousands)
Product revenues	$78,491	$245,457	$323,948
Service revenues	747,894	50,420	798,314
Total revenues	$826,385	$295,877	$1,122,262

	Six Months Ended September 30, 2024
	Communication Services	Defense and Advanced Technologies	Total Revenues
	(In thousands)
Product revenues	$138,667	$491,020	$629,687
Service revenues	1,514,505	104,530	1,619,035
Total revenues	$1,653,172	$595,550	$2,248,722

	Three Months Ended September 30, 2023
	Communication Services	Defense and Advanced Technologies	Total Revenues
	(In thousands)
Product revenues	$75,795	$325,934	$401,729
Service revenues	770,762	52,924	823,686
Total revenues	$846,557	$378,858	$1,225,415

	Six Months Ended September 30, 2023
	Communication Services	Defense and Advanced Technologies	Total Revenues
	(In thousands)
Product revenues	$142,282	$495,819	$638,101
Service revenues	1,264,535	102,570	1,367,105
Total revenues	$1,406,817	$598,389	$2,005,206

Revenues from the U.S. Government as an individual customer comprised approximately 18% and 17% of total revenues for the three and six months ended September 30, 2024, respectively, and approximately 16% of total revenues for both the three and six months ended September 30, 2023. Revenues from the U.S. Government are attributable to each of the communication services segment and defense and advanced technologies segment, with slightly higher revenues from the U.S. Government reported within the Company's communication services segment for the three and six months ended September 30, 2024 and the three months ended September 30, 2023, and within the Company's defense and advanced technologies segment for the six months ended September 30, 2023.

The Company’s communication services segment revenues are primarily derived from the Company’s aviation services (including IFC services), government satcom services, maritime services (including narrowband and safety of communication capabilities), fixed broadband services, and energy services, as well as a wide array of advanced satellite and wireless products, networks and terminal solutions that support or enable the provision of fixed and mobile broadband and narrowband services.

The Company’s defense and advanced technologies segment revenues are primarily derived from the Company’s information security and cyber defense, space and mission systems, tactical networking, and advanced technologies and other products and services which are provided to government and commercial customers.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The Company’s revenues are primarily derived from two types of contracts: fixed-price and cost-reimbursement contracts. Fixed-price contracts (which require the Company to provide products and services under a contract at a specified price), comprised approximately 96% of the Company’s total revenues for both the three and six months ended September 30, 2024, and approximately 96% and 95% of the Company’s total revenues for the three and six months ended September 30, 2023, respectively, a majority of which are reported in the Company's communication services segment. The remainder of the Company’s revenues for such periods was derived primarily from cost-reimbursement contracts (under which the Company is reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit), which contracts are mainly reported within the Company's defense and advanced technologies segment.

Historically, a significant portion of the Company’s revenues has been derived from customer contracts that include the development of products. The development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for the Company’s funded development from its customer contracts were approximately 12% of its total revenues for both the three and six months ended September 30, 2024 and approximately 12% and 13% of its total revenues for the three and six months ended September 30, 2023, respectively, mainly reported within the Company's defense and advanced technologies segment.

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

The following table presents contract assets and liabilities as of September 30, 2024 and March 31, 2024:

	As of September 30, 2024	As of March 31, 2024
	(In thousands)
Unbilled accounts receivable	$189,040	$156,322
Collections in excess of revenues and deferred revenues	294,388	260,264
Deferred revenues, long-term portion	859,783	896,402

Unbilled accounts receivable increased by $32.7 million during the six months ended September 30, 2024, driven primarily by revenue recognized in excess of billings primarily in the Company's defense and advanced technologies segment.

Collections in excess of revenues and deferred revenues increased by $34.1 million during the six months ended September 30, 2024, driven by advances on goods or services received in excess of revenue recognized primarily in the Company's defense and advanced technologies segment.

During the three and six months ended September 30, 2024, the Company recognized revenue of $39.9 million and $146.2 million, respectively, that was previously included in the Company’s collections in excess of revenues and deferred revenues at March 31, 2024. During the three and six months ended September 30, 2023, the Company recognized revenue of $23.4 million and $77.2 million, respectively, that was previously included in the Company’s collections in excess of revenues and deferred revenues at March 31, 2023.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (ASC 835-20). With respect to the construction of satellites, gateway and networking equipment and other assets under construction, the Company capitalized $48.6 million and $105.2 million of interest expense for the three and six months ended September 30, 2024, respectively, and $70.2 million and $126.9 million for the three and six months ended September 30, 2023, respectively.

The Company's complementary fleet of 21 in service or operational satellites spans the Ka-, L- and S- bands, with 11 Ka-band satellites, eight high-availability L-band satellites (three of which are contingency L-band satellites that are operational but not currently in commercial service), an S-band satellite that supports the European Aviation Network to provide IFC services to commercial airlines in Europe, and an I-6 class hybrid Ka-/L-band satellite (the I-6 F1 satellite). In late July 2024, the ViaSat-3 F1 satellite completed in-orbit testing and was integrated into the Company's existing satellite fleet covering the Americas. In August 2024, the Company launched two Ka-band highly-elliptical earth orbit satellite payloads intended to provide polar coverage (the Inmarsat GX 10A and GX 10B satellites). Furthermore, the Company has eight additional geostationary earth orbit (GEO) satellites under development: two additional high-capacity Ka-band GEO satellites (ViaSat-3 F2 and ViaSat-3 F3), three additional adaptive Ka-band GEO satellites (GX 7, GX 8 and GX 9) and three Inmarsat-8 L-band GEO safety service satellites. In addition to the Company's satellite fleet, the Company has purchased capacity on and has access to additional regional partner satellites. In addition, the Company owns related earth stations and networking equipment for all of its satellites. The Company procures CPE units leased to customers in order to connect to the Company's satellite network as part of the Company’s communication services segment, which are reflected in investing activities and property, equipment and satellites, net in the accompanying condensed consolidated financial statements. The Company depreciates the satellites, earth stations and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites, net, as of September 30, 2024 were $540.8 million and $302.0 million, respectively. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites, net, as of March 31, 2024 were $567.5 million and $267.4 million, respectively.

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

As a result of the anomalies that occurred with respect to the ViaSat-3 F1 and I-6 F2 satellites, as well as the impact of integration efforts related to the Inmarsat Acquisition, the Company undertook extensive analysis of its existing integrated satellite fleet and ongoing satellites under construction projects, taking into account its anticipated future capacity needs, projected capital investment profile and access to third party satellites under existing bandwidth arrangements. Based on the impairment analysis performed during the second quarter of fiscal year 2024, as a result of the anomalies experienced in the two satellites and integration impact related to the Inmarsat Acquisition, the Company recorded a reduction to the carrying value of satellites under construction (including capitalized interest) and certain related assets of $1.67 billion during the second quarter of fiscal year 2024 (based on the Company's originally estimated ViaSat-3 F1 satellite output capabilities compared to the anticipated potential and configured capacity of the ViaSat-3 F1 satellite, the full value of the I-6 F2 satellite and the ViaSat-4 satellite program, each a separate asset group), which was partially offset by total insurance claim receivables of approximately $770.0 million recorded in the second quarter of fiscal year 2024. As a result, the Company recorded a net loss of approximately $900.0 million during the second quarter of fiscal year 2024, including liabilities associated with the termination of certain subcontractor agreements, in selling, general and administrative expenses in its communication services segment in the condensed consolidated statements of operations and comprehensive income (loss). During the three and six months ended September 30, 2024, the Company received approximately $118.0 million and $197.5 million, respectively, in insurance recovery proceeds related to such claims. The Company has received approximately $40 million in additional insurance recovery proceeds related to such claims subsequent to quarter end. To date, the Company has received an aggregate of approximately $746 million in insurance recovery proceeds related to such claims.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Cloud computing arrangements

The Company enters into certain cloud-based software hosting arrangements that are accounted for as service contracts. Costs incurred for these arrangements are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and postimplementation activities. The Company amortizes the capitalized development costs straight-line over the fixed, non-cancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. The capitalized costs are included in other current assets within the prepaid expenses and other current assets caption, and other assets (long-term) on the Company's condensed consolidated balance sheets.

The Company has entered into several cloud computing arrangements that are hosted services contracts mainly as part of projects related to the continuous transformation of technology, integration and implementation of an ERP system. As of September 30, 2024 and March 31, 2024, gross capitalized implementation costs incurred in cloud computing arrangements was $75.6 million and $63.6 million, respectively. As of September 30, 2024 and March 31, 2024 the related accumulated amortization was $13.0 million and $9.5 million, respectively. The Company recognized amortization of capitalized implementation costs of $1.7 million and $3.2 million for three and six months ended September 30, 2024, respectively, and an insignificant amount and $1.2 million for the three and six months ended September 30, 2023, respectively.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The Company’s operating leases consist primarily of leases for office space, data centers and satellite ground facilities and have remaining terms that typically range from less than one year to 17 years, some of which include renewal options, and some of which include options to terminate the leases within one year. Certain earth station leases have renewal terms that have been deemed to be reasonably certain to be exercised and as such have been recognized as part of the Company’s right-of-use assets and lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company recognizes right-of-use assets and lease liabilities for such leases in accordance with ASC 842. The Company reports operating lease right-of-use assets in operating lease right-of-use assets and the current and non-current portions of its operating lease liabilities in accrued and other liabilities and non-current operating lease liabilities, respectively.

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

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs related to patents of $4.0 million and $3.9 million were included in other assets as of September 30, 2024 and March 31, 2024, respectively. The Company capitalized costs of $122.4 million and $117.0 million related to acquiring and obtaining orbital slots and other licenses included in other assets as of September 30, 2024 and March 31, 2024, respectively. Accumulated amortization related to these assets was $9.3 million and $8.4 million as of September 30, 2024 and March 31, 2024, respectively. Amortization expense related to these assets was an insignificant amount for the three and six months ended September 30, 2024 and 2023. If a patent, orbital slot or other license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During the three and six months ended September 30, 2024 and 2023, the Company did not write off any significant costs due to abandonment or impairment.

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense using the effective interest rate method, or, when the results are not materially different, on a straight-line basis over the expected term of the related debt. During the six months ended September 30, 2024 and 2023, the Company capitalized $35.6 million and $50.1 million of debt issuance costs, respectively. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in loss on extinguishment of debt in the condensed consolidated statements of operations and comprehensive income (loss). If the terms of a financing obligation are amended and accounted for as a debt modification by the Company, fees incurred directly with the lending institution are capitalized and amortized over the remaining contractual term using the effective interest method. Fees incurred with other parties are expensed as incurred. Debt issuance costs related to the Company’s revolving credit facilities (collectively, the Revolving Credit Facilities) are recorded in other long-term assets in the condensed consolidated balance sheets in accordance with the authoritative guidance for imputation of interest (ASC 835-30). Debt issuance costs related to the Company’s senior secured and senior unsecured notes (collectively, the Notes) and senior secured term loan credit facilities (together with the Revolving Credit Facilities, the Credit Facilities) are recorded as a direct deduction from the carrying amount of the related debt, consistent with debt discounts, in accordance with ASC 835-30.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Software development

Costs of developing software for sale are charged to independent research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. As of September 30, 2024 and March 31, 2024, the Company had $739.7 million and $723.9 million, respectively, of capitalized costs related to software developed for resale. Accumulated amortization related to these assets was $490.7 million and $483.3 million as of September 30, 2024 and March 31, 2024, respectively. The Company capitalized $19.0 million and $37.8 million of costs related to software developed for resale for the three and six months ended September 30, 2024, respectively, and $15.0 million and $31.0 million for the three and six months ended September 30, 2023, respectively. Amortization expense for capitalized software development costs was $15.1 million and $29.4 million for the three and six months ended September 30, 2024, respectively, and $14.1 million and $28.5 million for the three and six months ended September 30, 2023, respectively.

Self-insurance and post-retirement medical benefit liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company has recorded self-insurance liability for its plans of $6.0 million and $6.5 million as of September 30, 2024 and March 31, 2024, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued and other liabilities in accordance with the estimated timing of the projected payments.

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

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At September 30, 2024 and March 31, 2024, no such amounts were accrued related to the aforementioned provisions.

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

Common stock held in treasury

As of September 30, 2024 and March 31, 2024, the Company had zero shares of common stock held in treasury.

During the three months ended September 30, 2024 and 2023, the Company issued 150,045 and 57,027 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. During the six months ended September 30, 2024 and 2023, the Company issued 370,158 and 194,496 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, during the three months ended September 30, 2024 and 2023, the Company repurchased 56,243 and 12,551 shares of common stock, respectively, at cost and with a total value of $1.0 million and an insignificant amount, respectively. During the six months ended September 30, 2024 and 2023, the Company repurchased 141,881 and 61,401 shares of common stock, respectively, at cost and with a total value of $2.4 million and $2.6 million, respectively. Although shares withheld for employee withholding taxes are technically not issued, they are treated as common stock repurchases for accounting purposes (with such shares deemed to be repurchased and then immediately retired), as they reduce the number of shares that otherwise would have been issued upon vesting of the restricted stock units. These retired shares remain as authorized stock and are considered to be unissued. The retirement of treasury stock had no impact on the Company’s total consolidated stockholders’ equity.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

During the three months ended September 30, 2024 and 2023, the Company recognized a loss of $3.1 million (and related tax benefit of an insignificant amount) and a gain of $7.9 million (and related tax expense of $2.0 million), respectively, and during the six months ended September 30, 2024 and 2023, the Company recognized a gain of an insignificant amount (and related tax expense of an insignificant amount) and a gain of $20.6 million (and related tax expense of $5.2 million), respectively, in other comprehensive income arising from changes in the fair value of the interest rate cap contracts (designated as cash-flow hedging instruments) related to the Inmarsat Term Loan Facilities. During the three months ended September 30, 2024 and 2023, the Company recorded a decrease of $3.4 million (and related tax benefit of an insignificant amount) and a decrease of $14.3 million (and related tax benefit of $3.6 million), respectively, and during the six months ended September 30, 2024 and 2023, the Company recorded a decrease of $8.1 million (and related tax benefit of $2.0 million) and a decrease of $18.7 million (and related tax benefit of $4.7 million), respectively, to other comprehensive income and interest expense, net of the recognition into income of the non-zero hedge inception fair value (based on the nature of the underlying transaction). During the three months ended September 30, 2024 and 2023, the Company received $14.4 million and $13.6 million in cash, respectively, and during the six months ended September 30, 2024 and 2023, the Company received $28.5 million and $17.8 million in cash, respectively, as a result of periodic cash settlements, which are included in operating cash flow in the condensed consolidated statements of cash flows. As of September 30, 2024 and March 31, 2024, the fair value of the Company's interest rate cap contracts was $16.6 million and $44.5 million, respectively, and recorded in other current assets.

At September 30, 2024, the estimated net amount of unrealized gains or losses related to the interest rate cap contracts that was expected to be reclassified to earnings net of the recognition into income of non-zero hedge inception fair value within the next 12 months was $7.5 million.

Stock-based compensation

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award. Expense for restricted stock units and stock options is recognized on a straight-line basis over the employee’s requisite service period. Expense for market-based performance stock options and performance-based restricted stock units (PSUs) with a market condition (such as a stock price milestone) (market condition PSUs) that vest is recognized regardless of the actual outcome achieved and is recognized on a graded-vesting basis. Expense for PSUs with a performance condition (such as an operational milestone) (performance condition PSUs) that vest is recorded each period based on a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period and is recognized on a graded-vesting basis. The Company accounts for forfeitures as they occur. The Company recognized $22.8 million and $42.0 million of stock-based compensation expense for the three and six months ended September 30, 2024, respectively. The Company recognized $21.7 million and $43.5 million of stock-based compensation expense for the three and six months ended September 30, 2023, respectively. The Company recognizes excess tax benefits or deficiencies on vesting or settlement of awards as discrete items within income tax benefit or provision within net income (loss) and the related cash flows are classified within operating activities.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires additional disclosures about certain categories of costs and expenses in the notes to financial statements. The new standard will become effective for the Company’s annual disclosures beginning in fiscal year 2028 and for interim disclosures beginning in fiscal year 2029. Early adoption is permitted and the amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of the ASU or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2 — Composition of Certain Balance Sheet Captions

	As of September 30, 2024	As of March 31, 2024
	(In thousands)
Accounts receivable, net:
Billed	$554,229	$545,081
Unbilled	189,040	156,322
Allowance for doubtful accounts	(26,019)	(23,193)
	$717,250	$678,210
Inventories:
Raw materials	$113,526	$89,778
Work in process	23,090	31,884
Finished goods	190,392	196,216
	$327,008	$317,878
Prepaid expenses and other current assets:
Insurance receivable	64,000	$261,500
Prepaid expenses	249,562	185,892
Other	173,497	134,391
	$487,059	$581,783
Property, equipment and satellites, net:
Equipment and software (estimated useful life of 3-7 years)	$3,586,067	$2,992,325
CPE leased equipment (estimated useful life of 4-7 years)	540,784	567,548
Furniture and fixtures (estimated useful life of 7 years)	65,426	65,433
Leasehold improvements (estimated useful life of 2-20 years)	284,406	209,162
Buildings (estimated useful life of 12-38 years)	16,725	16,647
Land	20,857	20,787
Construction in progress	879,987	1,301,376
Satellites (estimated useful life of 7-17 years)	3,407,736	3,324,458
Satellite Ka-band capacity obtained under finance leases (estimated useful life of 7-11 years)	177,576	177,576
Satellites under construction	2,084,077	1,976,469
	11,063,641	10,651,781
Less: accumulated depreciation and amortization	(3,577,296)	(3,094,575)
	$7,486,345	$7,557,206
Other acquired intangible assets, net:
Contracts and customer relationships (weighted average useful life of 11 years)	$1,438,162	$1,437,738
Orbital slots and spectrum assets (weighted average useful life of 12 years)	1,088,600	1,088,600
Technology (weighted average useful life of 7 years)	250,791	251,889
Trade names (weighted average useful life of 8 years)	117,086	117,280
Other (weighted average useful life of 11 years)	22,040	21,792
	2,916,679	2,917,299
Less: accumulated amortization	(505,827)	(372,832)
	$2,410,852	$2,544,467
Other assets:
Deferred income taxes	$162,123	$163,590
Capitalized software costs, net	248,970	240,597
Patents, orbital slots and other licenses, net	117,132	112,535
Other	231,436	217,225
	$759,661	$733,947
Accrued and other liabilities:
Collections in excess of revenues and deferred revenues	$294,388	$260,264
Accrued employee compensation	131,860	177,854
Accrued vacation	48,993	48,636
Operating lease liabilities	69,174	71,561
Interest payable	113,147	127,098
Other	241,353	265,208
	$898,915	$950,621
Other liabilities:
Deferred revenues, long-term portion	$859,783	$896,402
Deferred income taxes	1,222,982	1,228,270
Other	322,978	327,428
	$2,405,743	$2,452,100

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

The following tables present the Company's hierarchy for its assets measured at fair value on a recurring basis as of September 30, 2024 and March 31, 2024. The Company had no liabilities measured at fair value on a recurring basis as of both September 30, 2024 and March 31, 2024.

	Fair Value as of September 30, 2024	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$2,548,047	$2,548,047	$—	$—
Interest rate cap contracts	16,559	—	16,559	—
Total assets measured at fair value on a recurring basis	$2,564,606	$2,548,047	$16,559	$—

	Fair Value as of March 31, 2024	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$474,743	$474,743	$—	$—
Interest rate cap contracts	44,497	—	44,497	—
Total assets measured at fair value on a recurring basis	$519,240	$474,743	$44,497	$—

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Long-term debt — As of September 30, 2024, the Company’s long-term debt (including current portion) was comprised of (1) $442.6 million in aggregate principal amount of Viasat's 5.625% Senior Notes due 2025 (the 2025 Notes), $600.0 million in aggregate principal amount of Viasat's 5.625% Senior Secured Notes due 2027 (the 2027 Notes), $400.0 million in aggregate principal amount of Viasat's 6.500% Senior Notes due 2028 (the 2028 Notes), $1.975 billion in aggregate principal amount of Inmarsat's 9.000% Senior Secured Notes due 2029 (the Inmarsat 2029 Notes), $733.4 million in aggregate principal amount of Viasat’s 7.500% Senior Notes due 2031 (the 2031 Notes), and $1.97 billion in aggregate principal amount of Inmarsat's 6.750% Senior Secured Notes due 2026 (the Inmarsat 2026 Notes), (2) borrowings under Viasat’s $700.0 million senior secured term loan facility (the 2022 Term Loan Facility), borrowings under Viasat’s $616.7 million senior secured term loan facility (the 2023 Term Loan Facility), borrowings under the Inmarsat Term Loan Facilities and borrowings under Viasat’s direct loan facility with the Export-Import Bank of the United States (the Ex-Im Credit Facility), and (3) finance lease obligations reported at the present value of future minimum lease payments with current accrued interest. Long-term debt related to the Revolving Credit Facilities is reported at the outstanding principal amount of borrowings, while long-term debt related to the Company's other Credit Facilities and the Notes is reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s long-term debt related to the Company's variable rate Credit Facilities approximates its carrying amount due to its variable interest rate, which approximates a market interest rate. As of September 30, 2024 and March 31, 2024, the fair value of the Company’s long-term debt related to the Ex-Im Credit Facility was Level 2 and was approximately $29.1 million and $38.5 million, respectively. As of September 30, 2024 and March 31, 2024, the estimated fair value of the Company’s outstanding long-term debt related to each series of Notes was Level 2 and was $437.0 million and $680.8 million, respectively, for the 2025 Notes, $565.8 million and $564.0 million, respectively, for the 2027 Notes, $311.5 million and $307.5 million, respectively, for the 2028 Notes, $502.4 million and $529.9 million, respectively, for the 2031 Notes, and $1.97 billion and $2.04 billion, respectively, for the Inmarsat 2026 Notes. As of September 30, 2024, the estimated fair value of the Inmarsat 2029 Notes was Level 2 and was $1.92 billion.

Satellite performance incentive obligations — The Company’s contracts with satellite manufacturers require the Company to make monthly in-orbit satellite performance incentive payments with respect to certain satellites in commercial service, including interest, through fiscal year 2028, subject to the continued satisfactory performance of the applicable satellites. The Company records the net present value of these expected future payments as a liability and as a component of the cost of the satellites. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentive obligations on a recurring basis. The fair value of the Company’s outstanding satellite performance incentive obligations is estimated to approximate their carrying value based on current rates (Level 2). As of September 30, 2024 and March 31, 2024, the Company’s estimated satellite performance incentive obligations relating to certain satellites in commercial service, including accrued interest, were $13.8 million and $15.9 million, respectively.

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

The consideration transferred of approximately $2.7 billion was comprised of $2.1 billion of the fair value of approximately 46.36 million shares of the Company’s common stock issued at the closing of the transaction and $550.7 million in cash consideration. In connection with the Inmarsat Acquisition, the Company recorded acquisition-related transaction costs of zero during both the three and six months ended September 30, 2024 and $2.5 million and $29.9 million for the three and six months ended September 30, 2023, respectively, included in selling, general and administrative expenses.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

The condensed consolidated financial statements include the operating results of Inmarsat from the date of its acquisition on May 30, 2023. The Company recorded approximately $426.6 million and $560.8 million in revenue during the three and six months ended September 30, 2023, respectively, and $135.2 million and $135.1 million of net loss during the three and six months ended September 30, 2023, respectively, from the Inmarsat business following the acquisition date, which was recorded in the Company's communication services segment in the condensed consolidated statements of operations.

Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations for the Company and Inmarsat on a pro forma basis, as though the companies had been combined as of the beginning of fiscal year 2023, April 1, 2022. The pro forma information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the related fiscal periods. The pro forma financial information for the six months ended September 30, 2023 included the business combination accounting effects primarily related to the amortization and depreciation changes from acquired intangible and tangible assets, interest expense from the debt issued to finance the acquisition, acquisition-related transaction costs and related tax effects.

Six Months Ended
September 30, 2023
(In thousands)
Total revenues	$2,286,941
Net income (loss) attributable to Viasat, Inc.	$(802,594)

Note 5 — Shares Used In Computing Diluted Net Income (Loss) Per Share

The weighted average number of shares used to calculate basic and diluted net loss per share attributable to Viasat, Inc. common stockholders is the same for the three and six months ended September 30, 2024 and for the three and six months ended September 30, 2023, as the Company incurred a net loss attributable to Viasat, Inc. common stockholders for such periods and inclusion of potentially dilutive weighted average shares of common stock would be antidilutive.

Potentially dilutive weighted average shares excluded from the calculation for the three months ended September 30, 2024 and 2023 consisted of 226,428 shares and 248,592 shares, respectively, related to stock options (other than market-based performance stock options), 37,424 shares and zero shares, respectively, related to market-based performance stock options and market condition PSUs, 2,852,674 shares and 2,556,363 shares, respectively, related to restricted stock units (other than PSUs), 51,698 shares and zero shares, respectively, related to performance condition PSUs, and 995,325 shares and 804,480 shares, respectively, related to certain terms of the Viasat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan.

Potentially dilutive weighted average shares excluded from the calculation for the six months ended September 30, 2024 and 2023 consisted of 224,200 shares and 236,658 shares, respectively, related to stock options (other than market-based performance stock options), 23,667 shares and zero shares, respectively, related to market-based performance stock options and market condition PSUs, 3,446,400 shares and 2,044,211 shares, respectively, related to restricted stock units (other than PSUs), 27,343 shares and zero shares, respectively, related to performance condition PSUs, and 1,331,372 shares and 811,749 shares, respectively, related to certain terms of the Viasat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 6 — Goodwill and Acquired Intangible Assets

During the six months ended September 30, 2024, the insignificant increase in the Company’s goodwill was primarily related to foreign currency translation effect recorded within both of the Company's segments. During the six months ended September 30, 2023, the increase in the Company’s goodwill was primarily related to the Inmarsat Acquisition (see Note 4 — Acquisition for more information) and foreign currency translation effect recorded within both of the Company’s segments.

Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of two to 20 years (which approximates the economic pattern of benefit). Amortization expense related to other acquired intangible assets was $66.0 million and $81.4 million for the three months ended September 30, 2024 and 2023, respectively, and $132.2 million and $109.2 million for the six months ended September 30, 2024 and 2023, respectively.

Note 7 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of September 30, 2024 and March 31, 2024:

	As of September 30, 2024	As of March 31, 2024
	(In thousands)
2031 Notes	$733,400	$733,400
Inmarsat 2029 Notes	1,975,000	—
2028 Notes	400,000	400,000
2027 Notes	600,000	600,000
Inmarsat 2026 Notes (1)	1,973,275	2,075,000
2025 Notes	442,550	700,000
2022 Term Loan Facility	686,000	687,750
2023 Term Loan Facility	610,533	613,617
Inmarsat Term Loan Facilities	1,593,500	1,600,000
Ex-Im Credit Facility	29,478	39,304
Viasat Revolving Credit Facility	—	—
Inmarsat Revolving Credit Facility	—	—
Finance lease obligations (see Note 1)	20,822	26,771
Total debt	9,064,558	7,475,842
Unamortized discount, debt issuance costs and fair value adjustments made in purchase accounting	(281,649)	(288,553)
Less: current portion of long-term debt (2)	2,377,989	58,054
Total long-term debt	$6,404,920	$7,129,235

(1)
The Inmarsat 2026 Notes were redeemed in full with the net proceeds of the Inmarsat 2029 Notes on October 1, 2024, together with cash on hand, subsequent to quarter end.
(2)
As of September 30, 2024, current portion of long-term debt included the 2025 Notes and the Inmarsat 2026 Notes.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2022 Term Loan Facility

In March 2022, the Company entered into the $700.0 million 2022 Term Loan Facility, which was fully drawn at closing and matures on March 4, 2029. At September 30, 2024, the Company had $686.0 million in principal amount of outstanding borrowings under the 2022 Term Loan Facility.

Borrowings under the 2022 Term Loan Facility are required to be repaid in quarterly installments of $1.75 million each, which commenced on September 30, 2022, followed by a final installment of $654.5 million at maturity. Borrowings under the 2022 Term Loan Facility bear interest, at the Company’s option, at either (1) a base rate equal to the greater of the administrative agent’s prime rate as announced from time to time, the federal funds effective rate plus 0.50%, and the forward-looking term SOFR rate administered by CME for a one-month interest period plus 1.00%, subject to a floor of 1.50% for the initial term loans, plus an applicable margin of 3.50%, or (2) the forward-looking term SOFR rate administered by CME for the applicable interest period, subject to a floor of 0.50% for the initial term loans, plus an applicable margin of 4.50%. As of September 30, 2024, the effective interest rate on the Company’s outstanding borrowings under the 2022 Term Loan Facility was 9.88%. The 2022 Term Loan Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the 2022 Term Loan Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of September 30, 2024, none of the Company’s subsidiaries guaranteed the 2022 Term Loan Facility.

The 2022 Term Loan Facility contains covenants that restrict, among other things, the ability of Company and its restricted subsidiaries to incur additional debt, grant liens, sell assets, make investments, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the 2022 Term Loan Facility as of September 30, 2024.

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

2023 Term Loan Facility

In connection with the closing of the Inmarsat Acquisition, on May 30, 2023, the Company entered into the $616.7 million 2023 Term Loan Facility, which was fully drawn at closing and matures on May 30, 2030. At September 30, 2024, the Company had $610.5 million in principal amount of outstanding borrowings under the 2023 Term Loan Facility.

Borrowings under the 2023 Term Loan Facility are required to be repaid in quarterly installments of $1.5 million each, which commenced on December 31, 2023, followed by a final installment of $576.6 million at maturity. Borrowings under the 2023 Term Loan Facility bear interest, at the Company's option, at either (1) a base rate equal to the greater of the administrative agent’s prime rate as announced from time to time, the federal funds effective rate plus 0.50%, and the forward-looking term SOFR rate administered by CME for a one-month interest period plus 1.00%, subject to a floor of 1.50% for the initial term loans, plus an applicable margin of 3.50%, or (2) the forward-looking term SOFR rate administered by CME for the applicable interest period, subject to a floor of 0.50% for the initial term loans, plus an applicable margin of 4.50%, plus a credit spread adjustment ranging from 0.11% to 0.43%. As of September 30, 2024, the effective interest rate on the Company’s outstanding borrowings under the 2023 Term Loan Facility was 10.71%. The 2023 Term Loan Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the 2023 Term Loan Facility) and secured by substantially all of the Company’s assets and any such subsidiaries' assets. As of September 30, 2024, none of the Company’s subsidiaries guaranteed the 2023 Term Loan Facility.

The 2023 Term Loan Facility contains covenants that restrict, among other things, the ability of Company and its restricted subsidiaries to incur additional debt, grant liens, sell assets, make investments, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the 2023 Term Loan Facility as of September 30, 2024.

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

Ex-Im Credit Facility

The Ex-Im Credit Facility originally provided a $362.4 million senior secured direct loan facility, which was fully drawn. Of the $362.4 million in principal amount of borrowings made under the Ex-Im Credit Facility, $321.2 million was used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remaining $41.2 million used to finance the total exposure fees incurred under the Ex-Im Credit Facility (which included all previously accrued completion exposure fees). As of September 30, 2024, the Company had $29.5 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility.

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

The Ex-Im Credit Facility contains financial covenants regarding Viasat’s maximum total leverage ratio and minimum interest coverage ratio. In addition, the Ex-Im Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Ex-Im Credit Facility as of September 30, 2024.

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

Viasat Revolving Credit Facility

As of September 30, 2024, Viasat's revolving credit facility (the Viasat Revolving Credit Facility) provided a $647.5 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of the earliest of (A) August 24, 2028 and (B) the springing maturity date (as defined in the Viasat Revolving Credit Agreement, which is effectively 91 days prior to the maturity date of certain material debt for borrowed money of Viasat and its subsidiaries to the extent certain conditions have not been satisfied as of such date). As of September 30, 2024, the Company had no outstanding borrowings under the Viasat Revolving Credit Facility and $59.3 million outstanding under standby letters of credit, leaving borrowing availability under the Viasat Revolving Credit Facility as of September 30, 2024 of $588.2 million.

Borrowings under the Viasat Revolving Credit Facility bear interest, at the Company’s option, at either (1) the highest of the federal funds rate plus 0.50%, forward-looking term SOFR (as defined in the definitive credit agreement governing the Viasat Revolving Credit Facility) for an interest period of one month plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) forward-looking term SOFR (not to be less than 0.00% per annum), plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. The Company has capitalized certain amounts of interest expense on the Viasat Revolving Credit Facility in connection with the construction of various assets during the construction period. The Viasat Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Viasat Revolving Credit Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of September 30, 2024, none of the Company’s subsidiaries guaranteed the Viasat Revolving Credit Facility.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The Viasat Revolving Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Viasat Revolving Credit Facility contains covenants that restrict, among other things, the Company’s ability to incur additional debt, grant liens, sell assets, make investments and acquisitions, make capital expenditures, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Viasat Revolving Credit Facility as of September 30, 2024.

Inmarsat Secured Credit Facilities

As of September 30, 2024, the Inmarsat Secured Credit Facilities comprised an aggregate of $1.6 billion of Inmarsat Term Loan Facilities (consisting of the new $1.3 billion New Term Loan Facility and $300.0 million in aggregate principal amount of outstanding borrowings under the prior Inmarsat term loan facility (the Original Term Loan Facility)) and Inmarsat's $550.0 million revolving line of credit (including up to $100.0 million of letters of credit) (the Inmarsat Revolving Credit Facility). The maturity date for Original Term Loan Facility is December 12, 2026, and for the New Term Loan Facility is September 28, 2029. The Inmarsat Revolving Credit Facility matures on the earlier of March 28, 2027 and (if more than $100.0 million of borrowings are outstanding under the Original Term Loan Facility) the date that is 91 days prior to the maturity of the Original Term Loan Facility. As of September 30, 2024, Inmarsat had $1.6 billion in principal amount of outstanding borrowings under the Inmarsat Term Loan Facilities. As of September 30, 2024, the Inmarsat Revolving Credit Facility was undrawn and there were no amounts outstanding under standby letters of credit, leaving borrowing availability under the Inmarsat Revolving Credit Facility as of September 30, 2024 of $550.0 million.

In March 2024, the Inmarsat Secured Credit Facilities were amended to (among other matters): (1) provide for the $1.3 billion New Term Loan Facility, the proceeds of which, together with cash on hand, were used to repay approximately $1.38 billion of the outstanding borrowings under the Original Term Loan Facility, resulting in $300.0 million in principal amount of borrowings remaining outstanding under the Original Term Loan Facility at the closing of the amendment, and (2) replace the prior $700.0 million revolving credit facility maturing in December 2024 with the Inmarsat Revolving Credit Facility.

Borrowings under the New Term Loan Facility are required to be repaid in quarterly installments of $3.25 million each, which commenced in the quarter ended June 30, 2024, followed by a final installment of $1.23 billion at maturity. As a result of the voluntary prepayments at the closing of the amendment, all quarterly amortization installments with respect to the Original Term Loan Facility have been reduced to zero, with the only remaining scheduled principal repayment being a final installment of $300.0 million at the maturity date on December 12, 2026.

Borrowings under the Inmarsat Secured Credit Facilities: (1) in the case of borrowings denominated in U.S. Dollars, bear interest, at Inmarsat's option, at either (i) the highest of (x) for the Original Term Loan Facility, the greater of the federal funds rate or the overnight banking fund rate for such day plus 0.50% and for the New Term Loan Facility, the federal funds rate plus 0.50%, (y) the forward-looking one-month term SOFR rate plus 1.00% or (z) the administrative agent's prime rate as announced from time to time, or (ii) the forward-looking term SOFR rate for the applicable interest period (subject to, in the case of the New Term Loan Facility, a floor of 0.50% per annum, in the case of the Inmarsat Revolving Credit Facility, a floor of 0.00% per annum and, in the case of the Original Term Loan Facility, a floor of 1.00% per annum), and (2) in the case of borrowings denominated in available currencies other than U.S. Dollars, bear interest based upon the applicable benchmark for such currencies (as described in the Inmarsat Secured Credit Facilities) plus, in all cases, an applicable margin. The applicable margin for the Original Term Loan Facility is 2.50% per annum for base rate loans and 3.50% per annum for SOFR loans. The applicable margin for the New Term Loan Facility is 3.50% per annum for base rate loans and 4.50% per annum for SOFR loans. The applicable margin for borrowings under the Inmarsat Revolving Credit Facility is based on Inmarsat’s total net leverage ratio and ranges between 1.50% and 2.25% per annum for base rate loans and 2.50% and 3.25% per annum for SOFR loans. As of September 30, 2024, the weighted average effective interest rate on the Company's outstanding borrowings under the Inmarsat Term Loan Facilities, including the impact of interest rate cap contracts (see Note 1 — Basis of Presentation – Derivatives for more information), was approximately 9.42%. The Inmarsat Secured Credit Facilities are required to be guaranteed by certain material Inmarsat subsidiaries and secured by substantially all of the assets of the Inmarsat borrowers and subsidiary guarantors.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The Inmarsat Secured Credit Facilities contain covenants that restrict, among other things, Inmarsat’s ability to incur additional debt, grant liens, sell assets, make investments and acquisitions, pay dividends and make certain other restricted payments. In addition, financial covenants regarding Inmarsat’s total net leverage ratio and interest coverage ratio apply to the Inmarsat Revolving Credit Facility. The borrowers under the Inmarsat Secured Credit Facilities were in compliance with the financial covenants under the Inmarsat Secured Credit Facilities as of September 30, 2024.

Borrowings under the Inmarsat Term Loan Facilities are recorded as current portion of long-term debt and as other long-term debt, net of unamortized discount, unamortized fair value adjustment made in purchase accounting and debt issuance costs, in the Company’s condensed consolidated financial statements. The New Term Loan Facility was issued with an original issue discount of 2.00%.

Senior Notes

Senior Notes due 2031

On September 28, 2023, the Company issued $733.4 million in principal amount of 2031 Notes in a private placement to institutional buyers to replace the $733.4 million unsecured bridge loan facility that was entered into in connection with the closing of the Inmarsat Acquisition on May 30, 2023. The 2031 Notes were issued at face value and are recorded as long-term debt, net of debt issuance costs, in the Company’s condensed consolidated financial statements. The 2031 Notes bear interest at the rate of 7.500% per year, payable semi-annually in cash in arrears, which interest payments commenced in May 2024. Debt issuance costs associated with the issuance of the 2031 Notes are amortized to interest expense on a straight-line basis over the term of the 2031 Notes, the results of which are not materially different from the effective interest rate basis.

The 2031 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Viasat Revolving Credit Facility. As of September 30, 2024, none of the Company’s subsidiaries guaranteed the 2031 Notes. The 2031 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2031 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2031 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

Inmarsat Senior Secured Notes due 2029

On September 25, 2024, certain subsidiaries of Inmarsat Holdings issued $1.975 billion in principal amount of Inmarsat 2029 Notes in a private placement to institutional buyers. The Inmarsat 2029 Notes were issued at face value and are recorded as long-term debt, net of debt issuance costs, in the Company’s condensed consolidated financial statements. The Inmarsat 2029 Notes bear interest at the rate of 9.000% per year, payable semi-annually in cash in arrears, which interest payments commence in March 2025. Debt issuance costs associated with the issuance of the Inmarsat 2029 Notes are amortized to interest expense on a straight-line basis over the term of the Inmarsat 2029 Notes, the results of which are not materially different from the effective interest rate basis. Inmarsat used the net proceeds from the issuance of the Inmarsat 2029 Notes, together with cash on hand, to redeem all of the outstanding Inmarsat 2026 Notes on October 1, 2024, subsequent to quarter end.

The Inmarsat 2029 Notes are secured by pari passu first priority liens on the collateral securing the Inmarsat Secured Credit Facilities, and are required to be guaranteed on a senior secured basis by the subsidiaries of Inmarsat Holdings guaranteeing the Inmarsat Secured Credit Facilities.

The indenture governing the Inmarsat 2029 Notes limits, among other things, the ability of the issuers and their restricted subsidiaries to: incur, assume or guarantee additional debt; issue redeemable stock and preferred stock; pay dividends, make distributions or redeem or repurchase capital stock; prepay, redeem or repurchase subordinated debt; make loans and investments; grant or incur liens; restrict dividends, loans or asset transfers from restricted subsidiaries; sell or otherwise dispose of assets; enter into transactions with affiliates; and consolidate or merge with, or sell substantially all of their assets to, another person.

Prior to September 15, 2026, the issuers may redeem up to 40% of the Inmarsat 2029 Notes at a redemption price 109.000% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the redemption date, from the net cash proceeds of specified equity offerings so long as at least 50% of the aggregate principal amount of the Inmarsat 2029 Notes originally issued remains outstanding after such redemptions. The issuers may also redeem the Inmarsat 2029 Notes prior to September 15, 2026, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus a “make-whole” premium and any accrued and unpaid interest, if any, thereon to the redemption date. The Inmarsat 2029 Notes may be redeemed, in whole or in part, at any time during the 12 months beginning on September 15, 2026 at a redemption price of 104.500%, at any time during the 12 months beginning on September 15, 2027 at a redemption price of 102.250%, and at any time on or after September 15, 2028 at a redemption price of 100%, in each case plus accrued and unpaid interest, if any, thereon to the redemption date.

In the event a change of control occurs (as defined in the indenture governing the Inmarsat 2029 Notes), each holder will have the right to require the issuers to repurchase all or a portion of such holder’s Inmarsat 2029 Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the Inmarsat 2029 Notes repurchased, plus accrued and unpaid interest, if any, to the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The 2028 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Viasat Revolving Credit Facility. As of September 30, 2024, none of the Company’s subsidiaries guaranteed the 2028 Notes. The 2028 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2028 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2028 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

The 2027 Notes are required to be guaranteed on a senior secured basis by each of the Company’s existing and future subsidiaries that guarantees the Viasat Revolving Credit Facility. As of September 30, 2024, none of the Company’s subsidiaries guaranteed the 2027 Notes. The 2027 Notes are secured, equally and ratably with the 2022 Term Loan Facility, the 2023 Term Loan Facility, the Viasat Revolving Credit Facility and any future parity lien debt, by liens on substantially all of the Company’s and such subsidiaries' assets.

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

Senior Notes due 2025

In September 2017, the Company issued $700.0 million in principal amount of 2025 Notes in a private placement to institutional buyers. During the second quarter of fiscal year 2025, the Company repurchased $257.5 million in aggregate principal amount of 2025 Notes in open market transactions, resulting in $442.6 million in principal amount of 2025 Notes remaining outstanding as of September 30, 2024. As a result, the Company recorded a gain of an insignificant amount in (loss) gain on extinguishment of debt, net in the condensed consolidated statement of operations. The 2025 Notes were issued at face value and are recorded as long-term debt, net of debt issuance costs, in the Company’s condensed consolidated financial statements. The 2025 Notes bear interest at the rate of 5.625% per year, payable semi-annually in cash in arrears, which interest payments commenced in March 2018. Debt issuance costs associated with the issuance of the 2025 Notes are amortized to interest expense on a straight-line basis over the term of the 2025 Notes, the results of which are not materially different from the effective interest rate basis.

The 2025 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Viasat Revolving Credit Facility. As of September 30, 2024, none of the Company’s subsidiaries guaranteed the 2025 Notes. The 2025 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2025 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2025 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

Inmarsat Senior Secured Notes due 2026; Discharge of Indenture and Loss on Extinguishment of Debt

In October 2019, certain subsidiaries of Inmarsat Holdings issued $2.08 billion in principal amount of Inmarsat 2026 Notes in a private placement to institutional buyers. In July 2024, Inmarsat repurchased $101.7 million in aggregate principal amount of Inmarsat 2026 Notes in open market transactions, resulting in $1.97 billion in principal amount of Inmarsat 2026 Notes remaining outstanding as of September 30, 2024. As a result, the Company recorded a loss of $3.7 million on extinguishment of the Inmarsat 2026 Notes in (loss) gain on extinguishment of debt, net in the condensed consolidated statement of operations. The Inmarsat 2026 Notes bore interest at the rate of 6.750% per year, payable semi-annually in cash in arrears, and are recorded as current portion of long-term debt and as other long-term debt as of September 30, 2024 and March 31, 2024, respectively, net of unamortized fair value adjustment made in purchase accounting, in the Company’s condensed consolidated financial statements.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Subsequent to quarter end, on October 1, 2024, Inmarsat used the net proceeds from the issuance of the Inmarsat 2029 Notes, together with cash on hand, to redeem all of the outstanding Inmarsat 2026 Notes at a redemption price of 100% of the principal amount so redeemed plus accrued and unpaid interest thereon to the redemption date, and the indenture governing the Inmarsat 2026 Notes was satisfied and discharged in accordance with its terms. As a result of the redemption of the Inmarsat 2026 Notes, the Company is expected to recognize a loss of approximately $97 million on extinguishment of debt during the third quarter of fiscal year 2025.

Note 8 — Related-Party Transactions

In the normal course of business, the Company engages in transactions with its equity method investments (Navarino UK and JSAT Mobile), which are considered related-party transactions. The Company recognized revenue from Navarino UK and JSAT Mobile in the amounts of $17.0 million and $19.3 million for the three months ended September 30, 2024 and 2023, respectively, and $33.8 million and $25.4 million for the six months ended September 30, 2024 and 2023, respectively. The Company received cash of $16.9 million and $19.2 million from Navarino UK and JSAT Mobile for the three months ended September 30, 2024 and 2023, respectively, and $36.2 million and $25.1 million for the six months ended September 30, 2024 and 2023, respectively. Accounts receivable from Navarino UK and JSAT Mobile as of September 30, 2024 and March 31, 2024 was $9.6 million and $13.2 million, respectively.

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

The Company has contracts with various U.S. Government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. Government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. Government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. Government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. As of September 30, 2024, the DCMA had approved the Company’s incurred costs through fiscal year 2022. The DCMA is currently auditing the Company's fiscal year 2023 incurred cost submission. The Company's cost accounting practices are examined for compliance with the applicable CAS. Although the Company has recorded contract revenues subsequent to fiscal year 2022 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments and if future adjustments exceed the Company’s estimates its profitability would be adversely affected. The Company had $11.4 million and $16.6 million as of September 30, 2024 and March 31, 2024, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. Government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on the status of the related contracts.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

In September 2023, the Company settled certain pending litigation. Under the terms of the settlement and licensing agreement, the Company receives certain payments, which may vary based on sales of licensed products. In the first quarter of fiscal year 2025, the Company received a payment of approximately $41.7 million, which was recognized as product revenue in the Company’s defense and advanced technologies segment for the six months ended September 30, 2024. In the second quarter of fiscal year 2024, the Company received a payment, of which $99.9 million was recognized as product revenue in the Company’s defense and advanced technologies segment and $7.2 million as interest income for the three and six months ended September 30, 2023. The Company may from time to time receive additional licensing and royalty payments under the settlement and licensing agreement.

Note 10 — Income Taxes

For the three and six months ended September 30, 2024, the Company recorded an income tax provision of $5.9 million and $7.1 million, respectively, resulting in an effective tax rate of negative 5% for both periods. The effective tax rates for the periods differed from the U.S. statutory rate primarily due to a U.S. valuation allowance and foreign tax rate differences.

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

The Company's total valuation allowance increased from $353.6 million at March 31, 2024 to $369.4 million at September 30, 2024 relating to carryforwards for federal, state, and foreign net operating losses, federal and state R&D tax credits, and foreign tax credits.

For the three and six months ended September 30, 2024, the Company’s gross unrecognized tax benefits increased by $7.8 million and $8.6 million, respectively, and interest and penalties increased by $1.6 million and an insignificant amount, respectively. Of the total $194.2 million gross unrecognized tax benefits at September 30, 2024, $15.8 million would reduce the Company's annual effective tax rate if recognized based on the Company's valuation allowance position at September 30, 2024.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The Company’s defense and advanced technologies segment develops and offers a diverse array of resilient, vertically integrated solutions to government and commercial customers, leveraging the Company’s technical competencies in encryption, cyber security, tactical gateway, modems and waveforms. The more regulated government environment for defense, encryption and other products is subject to unique contractual requirements and possesses economic characteristics that differ from the communication services segment.

Segment revenues and operating profits (losses) for the three and six months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended		Six Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(In thousands)
Revenues:
Communication services
Aviation services	$261,987	$224,049	$519,142	$375,161
Government satcom services	179,875	169,843	363,748	252,467
Maritime services	121,179	130,428	245,126	175,773
Fixed services and other services	184,853	246,442	386,489	461,134
Total services	747,894	770,762	1,514,505	1,264,535
Total products	78,491	75,795	138,667	142,282
Total communication services revenues	826,385	846,557	1,653,172	1,406,817
Defense and advanced technologies
Total services	50,420	52,924	104,530	102,570

Information security and cyber defense products	83,548	82,378	139,055	139,054
Space and mission systems products	78,782	92,306	152,088	164,693
Tactical networking products	80,034	42,445	151,444	79,829
Advanced technologies and other products	3,093	108,805	48,433	112,243
Total products	245,457	325,934	491,020	495,819
Total defense and advanced technologies revenues	295,877	378,858	595,550	598,389
Elimination of intersegment revenues	—	—	—	—
Total revenues	$1,122,262	$1,225,415	$2,248,722	$2,005,206

Operating profits (losses):
Communication services	$(467)	$(831,186)	$41,472	$(841,129)
Defense and advanced technologies	41,813	107,893	125,824	104,131
Elimination of intersegment operating profits (losses)	—	—	—	—
Segment operating profit (loss) before corporate and amortization of acquired intangible assets	41,346	(723,293)	167,296	(736,998)
Corporate	—	—	—	—
Amortization of acquired intangible assets	(66,024)	(81,374)	(132,239)	(109,185)
Income (loss) from operations	$(24,678)	$(804,667)	$35,057	$(846,183)

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Assets identifiable to segments include accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill, which identification is consistent with the information provided to the Company's chief operating decision maker for purposes of evaluating segment performance or allocating resources. Segment assets as of September 30, 2024 and March 31, 2024 were as follows:

	As of September 30, 2024	As of March 31, 2024
	(In thousands)
Segment assets:
Communication services	$4,636,720	$4,819,535
Defense and advanced technologies	440,605	341,450
Total segment assets	5,077,325	5,160,985
Corporate assets	12,677,659	11,168,379
Total assets	$17,754,984	$16,329,364

Other acquired intangible assets, net and goodwill included in segment assets as of September 30, 2024 and March 31, 2024 were as follows:

	Other Acquired Intangible Assets, Net		Goodwill
	As of September 30, 2024	As of March 31, 2024	As of September 30, 2024	As of March 31, 2024
	(In thousands)
Communication services	$2,410,852	$2,544,315	$1,583,374	$1,581,937
Defense and advanced technologies	—	152	40,386	39,826
Total	$2,410,852	$2,544,467	$1,623,760	$1,621,763

Depreciation and amortization of intangible assets allocated to segments for the three and six months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended		Six Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(In thousands)
Communication services	$272,039	$238,681	$521,172	$373,464
Defense and advanced technologies	16,603	13,710	32,459	25,695
Corporate (1)	66,024	81,374	132,239	109,185
Total depreciation and amortization of intangible assets	$354,666	$333,765	$685,870	$508,344

(1)
Corporate amounts include the amortization of acquired intangible assets as they are not considered part of management’s evaluation of segment performance.

Revenues by geographic area for the three and six months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended	Six Months Ended
	September 30, 2024	September 30, 2024
	(In thousands)
U.S. customers	$776,785	$1,553,280
Non-U.S. customers (each country individually insignificant)	345,477	695,442
Total revenues	$1,122,262	$2,248,722

	Three Months Ended	Six Months Ended
	September 30, 2023	September 30, 2023
	(In thousands)
U.S. customers	$877,421	$1,470,583
Non-U.S. customers (each country individually insignificant)	347,994	534,623
Total revenues	$1,225,415	$2,005,206

The Company distinguishes revenues from external customers by geographic area based on customer location.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 12 — Subsequent Events

In October 2024, subsequent to quarter end, Inmarsat used the net proceeds from the issuance of the Inmarsat 2029 Notes, together with cash on hand, to redeem all of the outstanding Inmarsat 2026 Notes at a redemption price of 100% of the principal amount so redeemed plus accrued and unpaid interest thereon to the redemption date, and the indenture governing the Inmarsat 2026 Notes was satisfied and discharged in accordance with its terms. As a result of the redemption of the Inmarsat 2026 Notes, the Company is expected to recognize a loss of approximately $97 million on extinguishment of debt during the third quarter of fiscal year 2025.

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

In May 2024, certain organizational changes were made that impacted our internal reporting and reportable segments. Commencing with the first quarter of fiscal year 2025, we conduct our business through two reportable segments: communication services and defense and advanced technologies, which replaced our prior three reportable segments (see Note 11 — Segment Information to our condensed consolidated financial statements for additional information). This new segment reporting structure better reflects our strategy following the Inmarsat Acquisition, diverse global end markets, and certain organizational changes, that allow us to better assess the operational performance of and allocate resources to our multiple business lines. Viasat, Inc. (Viasat) was incorporated in California in 1986, and reincorporated as a Delaware corporation in 1996.

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

Communication Services

Our communication services segment provides a wide range of broadband and narrowband communications solutions across government and commercial mobility markets, as well as for fixed and residential broadband customers. In addition, this segment includes the development and sale of a wide array of advanced satellite and wireless products and terminals that support or enable the provision of fixed and mobile broadband and narrowband services. We design, develop and produce space system solutions for multiple orbital regimes, including geostationary earth orbit (GEO), medium earth orbit (MEO) and low earth orbit (LEO).

The following are the primary business lines in our communication services segment:

•
Aviation, which includes industry-leading IFC services and wireless in-flight entertainment (W-IFE) services for commercial aircraft and private jets, narrowband safety services, and complementary aviation software services (such as cockpit, data safety and surveillance). As of September 30, 2024, we had our IFC systems installed and in service on approximately 3,900 commercial aircraft (of which approximately 80 were inactive at quarter end, mostly due to standard aircraft maintenance) and 1,920 private jets with Ka-band communication services. We anticipate that approximately 1,510 additional commercial aircraft will be put into service with our IFC systems under existing customer agreements with commercial airlines. However, due to the nature of commercial airline contracts and other factors such as OEM delays, there can be no assurance that anticipated IFC services will be activated on all such additional commercial aircraft.
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
•
Maritime, which includes high-quality, resilient satellite-based broadband and narrowband communications services around the globe to commercial shipping fleets, offshore service vessel operators and commercial fishing companies, as well as NexusWave, a fully managed multi-layer connectivity service for merchant shipping companies. As of September 30, 2024, we provided Ka-band communication services to approximately 14,360 vessels.

•
Fixed services and other, which include high-speed, high-quality, reliable fixed broadband internet services to businesses and residential users (primarily in the United States as well as in various countries in Europe and Latin America), enterprise connectivity solutions, Internet-of-Things (IoT) and other narrowband services (such as L-band managed services that enable real-time machine-to-machine (M2M) position or high-value asset tracking), energy services, and prepaid internet services that provide innovative, affordable, satellite-based connectivity in communities that have little or no access to the internet. As of September 30, 2024, our U.S. fixed broadband business had approximately 228,000 subscribers with an average monthly revenue per user of $115.

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

Sources of Revenues

Our communication services segment revenues are primarily derived from aviation services (including IFC services), government satcom services, maritime services (including narrowband and safety of communication capabilities), fixed broadband services, and energy services, as well as a wide array of advanced satellite and wireless products, networks and terminal solutions that support or enable the provision of fixed and mobile broadband and narrowband services.

Our defense and advanced technologies segment revenues are primarily derived from our information security and cyber defense, space and mission systems, tactical networking, and advanced technologies and other, products and services, which are provided to government and commercial customers.

Our revenues are primarily derived from two types of contracts: fixed-price and cost-reimbursement contracts. Fixed-price contracts (which require us to provide products and services under a contract at a specified price), comprised approximately 96% of our total revenues for both the three and six months ended September 30, 2024, and approximately 96% and 95% of our total revenues for the three and six months ended September 30, 2023, respectively, a majority of which are reported in our communication services segment. The remainder of our revenues for such periods was derived primarily from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit), which contracts are mainly reported within our defense and advanced technologies segment.

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

Performance obligations related to developing and delivering complex equipment built to customer specifications under long-term contracts are recognized over time as these performance obligations do not create assets with an alternative use to us and we have an enforceable right to payment for performance to date. To measure the transfer of control, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for our contracts because that best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Estimating the total costs at completion of a performance obligation requires management to make estimates related to items such as subcontractor performance, material costs and availability, labor costs and productivity and the costs of overhead. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recognized in the period the loss is determined. A one percent variance in our future cost estimates on open fixed-price contracts as of September 30, 2024 would change our income (loss) before income taxes by an insignificant amount.

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

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. Except for the impairment related to certain of our satellites under construction and satellite programs (discussed in Note 1 — Basis of Presentation – Property, equipment and satellites above), no material impairments were recorded for the three and six months ended September 30, 2024 and 2023.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues:	100%	100%	100%	100%
Product revenues	29	33	28	32
Service revenues	71	67	72	68
Operating expenses:
Cost of product revenues	22	21	19	22
Cost of service revenues	47	42	47	43
Selling, general and administrative	24	94	23	68
Independent research and development	3	3	3	3
Amortization of acquired intangible assets	6	7	6	5
Income (loss) from operations	(2)	(66)	2	(42)
Interest (expense) income, net	(8)	(4)	(8)	(5)
Income (loss) before income taxes	(11)	(70)	(6)	(47)
(Provision for) benefit from income taxes	(1)	8	—	5
Net income (loss)	(11)	(62)	(6)	(42)
Net income (loss) attributable to Viasat, Inc.	(12)	(63)	(8)	(42)

Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2024	September 30, 2023	Increase (Decrease)	Increase (Decrease)
Product revenues	$323.9	$401.7	$(77.8)	(19)%
Service revenues	798.3	823.7	(25.4)	(3)%
Total revenues	$1,122.3	$1,225.4	$(103.2)	(8)%

Our total revenues decreased by $103.2 million as a result of a $77.8 million decrease in product revenues and a $25.4 million decrease in service revenues. The decrease in product revenues was driven primarily by a $80.5 million decrease in our defense and advanced technologies segment (primarily the result of $95.0 million in non-recurring catch-up contributions from certain licensing agreements in advanced technologies and other received in the prior year period (see Note 9 — Commitments and Contingencies to our condensed consolidated financial statements for more information)), partially offset by a $2.7 million increase in our communication services segment. The decrease in service revenues was driven by decreases of $22.9 million in our communication services segment and $2.5 million in our defense and advanced technologies segment.

Cost of revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2024	September 30, 2023	Increase (Decrease)	Increase (Decrease)
Cost of product revenues	$243.5	$254.0	$(10.5)	(4)%
Cost of service revenues	531.6	512.3	19.3	4%
Total cost of revenues	$775.1	$766.3	$8.8	1%

Cost of revenues increased by $8.8 million due to an increase of $19.3 million in cost of service revenues, partially offset by a $10.5 million decrease in cost of product revenues. The increase in cost of service revenues was primarily driven by lower margins, primarily in our communication services segment. The increase in cost of service revenues was partially offset by a decrease of $15.8 million as a result of lower service revenues, primarily reflected in our communication services segment. The decrease in cost of product revenues was primarily driven by higher margins, primarily in our defense and advanced technologies segment prior to the effects of certain intellectual property royalty and licensing revenues that had relatively low costs of product revenues (see Note 9 — Commitments and Contingencies to our condensed consolidated financial statements for more information). The decrease in cost of product revenues was partially offset by an increase in cost of product revenues of $18.6 million on a constant margin basis, due to increased product revenues mainly in our defense and advanced technologies segment.

Selling, general and administrative expenses

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2024	September 30, 2023	Increase (Decrease)	Increase (Decrease)
Selling, general and administrative	$272.4	$1,149.0	$(876.5)	(76)%

The $876.5 million decrease in selling, general and administrative (SG&A) expenses was primarily driven by a net loss of $900.0 million related to satellite impairment, including liabilities associated with the termination of certain subcontractor agreements, net of estimated insurance claim receivables recorded in our communication services segment in the prior year period. The decrease in SG&A expenses was also due to lower selling costs of $8.9 million, mostly reflected in our communication services segment. The decrease in SG&A expenses was partially offset by an increase in support costs of $32.0 million, primarily reflected in our communications service segment. SG&A expenses are comprised primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, acquisition and transaction related expenses, facilities, finance, contract administration and general management.

Independent research and development

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2024	September 30, 2023	Increase (Decrease)	Increase (Decrease)
Independent research and development	$33.4	$33.4	$—	—%

Independent research and development (IR&D) expenses were flat year-over-year as a result of a $3.0 million decrease in our communication services segment (primarily related to next-generation satellite payload technologies), partially offset by a $3.0 million increase in our defense and advanced technologies segment (primarily related to advanced technologies and other).

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to 20 years. The $15.4 million decrease in amortization of acquired intangible assets in the second quarter of fiscal year 2025 compared to the prior year period was primarily related to the final valuation of certain acquired intangible assets completed in the first quarter of fiscal year 2025, within one year of the closing of the Inmarsat Acquisition as additional information was obtained.

Interest income

The $8.6 million decrease in interest income for the three months ended September 30, 2024 compared to the prior year period was primarily due to lower interest earned on cash invested in money market accounts as well as a result of interest income from a litigation settlement in the prior year period (see Note 9 — Commitments and Contingencies to our condensed consolidated financial statements for more information).

Interest expense

The $29.2 million increase in interest expense for the three months ended September 30, 2024 compared to the prior year period was primarily attributable to a decrease in the amount of interest capitalized in the current year period.

Income taxes

For the three months ended September 30, 2024, we recorded an income tax provision of $5.9 million, resulting in an effective tax rate of negative 5%. The effective tax rate for the period differed from the U.S. statutory rate primarily due to a U.S. valuation allowance and foreign tax rate differences. For the three months ended September 30, 2023, we recorded an income tax benefit of $93.1 million, resulting in an effective tax rate of 11%. The effective tax rate for the period differed from the U.S statutory rate primarily due to a valuation allowance recorded against our U.S. net deferred tax assets.

Segment Results for the Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023

Communication services segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2024	September 30, 2023	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$78.5	$75.8	$2.7	4%
Segment service revenues	747.9	770.8	(22.9)	(3)%
Total segment revenues	$826.4	$846.6	$(20.2)	(2)%

Our communication services segment revenues decreased by $20.2 million due to a $22.9 million decrease in service revenues, partially offset by a $2.7 million increase in product revenues. The decrease in segment service revenues was primarily due to a $61.6 million decrease in fixed services and other (primarily related to fixed broadband services) and a $9.2 million decrease in maritime services. The decrease in segment service revenues was partially offset by a $37.9 million increase in aviation services and a $10.0 million increase in government satcom services. We continue to allocate a greater proportion of our bandwidth to our IFC business in preference to our U.S. fixed services business due to bandwidth constraints. The increase in segment product revenues was primarily due to a $10.4 million increase in fixed services and other products, mainly driven by enterprise and energy, partially offset by decreases of $3.6 million in government satcom products and $3.4 million in aviation products.

Segment operating profit (loss)

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2024	September 30, 2023	(Increase) Decrease	(Increase) Decrease
Segment operating profit (loss)	$(0.5)	$(831.2)	$830.7	100%
Percentage of segment revenues	(—)%	(98)%

The decrease in our communication services segment operating loss was primarily due to lower SG&A costs related to the recording of satellite impairment and related charges, net of estimated insurance claim receivables of approximately $900.0 million in the prior year period, as described above, and by lower IR&D expenses of $3.0 million (primarily related to next-generation satellite payload technologies), partially offset by lower earnings contributions of $44.9 million and a $27.4 million increase in SG&A expenses (mostly related to support costs).

Defense and advanced technologies segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2024	September 30, 2023	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$245.5	$325.9	$(80.5)	(25)%
Segment service revenues	50.4	52.9	(2.5)	(5)%
Total segment revenues	$295.9	$378.9	$(83.0)	(22)%

Our defense and advanced technologies segment revenues decreased by $83.0 million due to a $80.5 million decrease in product revenues and a $2.5 million decrease in service revenues. The decrease in product revenues was primarily the result of $95.0 million in non-recurring catch-up contributions from certain licensing agreements in advanced technologies and other received in the prior year period (see Note 9 — Commitments and Contingencies to our condensed consolidated financial statements for more information). The decrease in product revenues was also driven by a $13.5 million decrease in space and mission systems, mostly related to antenna systems products. The decrease in product revenues was partially offset by a $37.6 million increase in tactical networking products, mostly related to an increase in tactical terrestrial networking products. The decrease in service revenues was primarily driven by a $1.6 million decrease in tactical networking services.

Segment operating profit (loss)

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2024	September 30, 2023	Increase (Decrease)	Increase (Decrease)
Segment operating profit (loss)	$41.8	$107.9	$(66.1)	(61)%
Percentage of segment revenues	14%	28%

The decrease in our defense and advanced technologies segment operating profit was primarily due to lower earnings contributions of $67.1 million, mainly due to a decrease in product revenue contribution from certain licensing agreements in the current year period, partially offset by an increase in tactical networking product revenues, as described above. Additionally, the decrease in operating profit was impacted by a $3.0 million increase in IR&D expenses (primarily related to other advanced technologies).

Six Months Ended September 30, 2024 vs. Six Months Ended September 30, 2023

Revenues

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2024	September 30, 2023	Increase (Decrease)	Increase (Decrease)
Product revenues	$629.7	$638.1	$(8.4)	(1)%
Service revenues	1,619.0	1,367.1	251.9	18%
Total revenues	$2,248.7	$2,005.2	$243.5	12%

Our total revenues increased by $243.5 million as a result of a $251.9 million increase in service revenues, partially offset by a $8.4 million decrease in product revenues. The increase in segment service revenues was due to a $250.0 million increase in our communication services segment and a $2.0 million increase in our defense and advanced technologies segment. The decrease in product revenues was primarily due to a $4.8 million decrease in our defense and advanced technologies segment and a $3.6 million decrease in our communication services segment.

Cost of revenues

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2024	September 30, 2023	Increase (Decrease)	Increase (Decrease)
Cost of product revenues	$437.6	$451.1	$(13.5)	(3)%
Cost of service revenues	1,048.3	860.1	188.2	22%
Total cost of revenues	$1,485.9	$1,311.2	$174.7	13%

Cost of revenues increased by $174.7 million due to a $188.2 million increase in cost of service revenues, partially offset by a $13.5 million decrease in cost of product revenues. The increase in cost of service revenues was primarily due to increased service revenues, mainly in our communication services segment, resulting in a $158.5 million increase in cost of service revenues on a constant margin basis. The cost of service revenues further increased due to lower margins, primarily reflected in our communication services segment. The higher cost of product revenues decrease relative to the product revenue decrease was primarily due to the mix of our product revenues. In the prior year period, we had a higher percent of intellectual property royalty and licensing revenues that had relatively low costs of product revenues (see Note 9 — Commitments and Contingencies to our condensed consolidated financial statements for more information).

Selling, general and administrative expenses

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2024	September 30, 2023	Increase (Decrease)	Increase (Decrease)
Selling, general and administrative	$523.6	$1,368.6	$(845.0)	(62)%

The $845.0 million decrease in SG&A expenses was driven primarily due to a net loss of $900.0 million related to satellite impairment, including liabilities associated with the termination of certain subcontractor agreements, net of estimated insurance claim receivables recorded in our communication services segment in the prior year period. The decrease in SG&A expenses was further driven by lower selling costs of $4.2 million, primarily reflected in our defense and advanced technologies segment. The decrease was partially offset by higher support costs of $58.8 million, primarily reflected in our communication services segment.

Independent research and development

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2024	September 30, 2023	Increase (Decrease)	Increase (Decrease)
Independent research and development	$72.0	$62.4	$9.5	15%

The $9.5 million increase in IR&D expenses was mainly due to increases of $6.6 million in our defense and advanced technologies segment (primarily related to tactical terrestrial networking and other advanced technologies) and $3.0 million in our communication services segment (primarily related to our mobile broadband satellite communication systems for commercial airline platforms and other communication services).The increase in our communication services segment was partially offset by a decrease in IR&D expenses related to next-generation satellite payload technologies and the development of next-generation dual band mobility solutions.

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to 20 years. The $23.1 million increase in amortization of acquired intangible assets in the first six months of fiscal year 2025 compared to the prior year period was primarily due to two full quarters of amortization of acquired intangibles assets from the Inmarsat Acquisition in May 2023, compared to only four months in the prior year period. The increase in amortization of acquired intangible assets was partially offset by the final valuation of certain acquired intangible assets completed in the first quarter of fiscal year 2025, within one year of the closing of the Inmarsat Acquisition as additional information was obtained.

Interest income

The $5.0 million decrease in interest income for the six months ended September 30, 2024 compared to the prior year period was primarily due to lower interest earned on cash invested in money market accounts as well as a result of interest income received from a litigation settlement in the prior year period (see Note 9 — Commitments and Contingencies to our condensed consolidated financial statements for more information). The decrease in interest income was partially offset by higher interest earned on cash acquired as part of the Inmarsat Acquisition.

Interest expense

The $79.0 million increase in interest expense for the six months ended September 30, 2024 compared to the prior year period was primarily the result of the effects of increased interest expense arising from our increased level of indebtedness following the closing of the Inmarsat Acquisition in May 2023.

Income taxes

For the six months ended September 30, 2024, we recorded an income tax provision of $7.1 million, resulting in an effective tax rate of negative 5%. The effective tax rate for the period differed from the U.S. statutory rate primarily due to a U.S. valuation allowance and foreign tax rate differences. For the six months ended September 30, 2023, we recorded an income tax benefit of $93.6 million, resulting in an effective tax rate of 10%. The effective tax rate for the period differed from the U.S. statutory rate primarily due to a valuation allowance recorded against our U.S. net deferred tax assets.

Segment Results for the Six Months Ended September 30, 2024 vs. Six Months Ended September 30, 2023

Communication services segment

Revenues

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2024	September 30, 2023	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$138.7	$142.3	$(3.6)	(3)%
Segment service revenues	1,514.5	1,264.5	250.0	20%
Total segment revenues	$1,653.2	$1,406.8	$246.4	18%

Our communication services segment revenues increased by $246.4 million due to a $250.0 million increase in service revenues, partially offset by a $3.6 million decrease in product revenues. The increase in segment service revenues was primarily due to the Inmarsat Acquisition in May 2023. The Inmarsat Acquisition contributed approximately $307.6 million to the increase in service revenues in our communication services segment, as a result of two full quarters of contribution compared to only four months in the prior year period. The inclusion of two full quarters from Inmarsat and growth in our aviation services were partially offset by an expected decrease in revenues from fixed services and other as we continued to allocate a greater proportion of our bandwidth to our IFC business in preference to our U.S. fixed services business due to bandwidth constraints. The decrease in segment product revenues was primarily driven by a $14.2 million decrease in aviation products, partially offset by a $13.6 million increase in fixed and other products, mainly driven by enterprise and energy.

Segment operating profit (loss)

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2024	September 30, 2023	Increase (Decrease)	Increase (Decrease)
Segment operating profit (loss)	$41.5	$(841.1)	$882.6	105%
Percentage of segment revenues	3%	(60)%

The change in our communication services segment operating loss to an operating profit was primarily due to the recording of satellite impairment and related charges, net of estimated insurance claim receivables of approximately $900.0 million in the prior year period, as described above, as well as higher earnings contributions of $47.3 million, mainly due to an increase in service revenues as a result of the Inmarsat Acquisition and improved margins in our aviation services as they continued to scale. The change in our communication services segment operating loss to an operating profit was partially offset by an increase of $61.7 million in SG&A expenses (reflecting the inclusion of two full quarters of Inmarsat SG&A costs in the current year period compared to only four months of SG&A costs in the prior year period) and a $3.0 million increase in IR&D expenses (primarily related to our mobile broadband satellite communication systems for commercial airline platforms and other communication services), as noted above.

Defense and advanced technologies segment

Revenues

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2024	September 30, 2023	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$491.0	$495.8	$(4.8)	(1)%
Segment service revenues	104.5	102.6	2.0	2%
Total segment revenues	$595.6	$598.4	$(2.8)	—%

Our defense and advanced technologies segment revenues decreased by $2.8 million due to a $4.8 million decrease in product revenues, partially offset by a $2.0 million increase in service revenues. The decrease in segment product revenues was primarily the result of lower contributions from certain licensing agreements in advanced technologies and other in the current year period (see Note 9 — Commitments and Contingencies to our condensed consolidated financial statements for more information). The decrease in segment product revenues was also due to a $12.6 million decrease in space and mission systems, partially offset by a $71.6 million increase in tactical networking products, mostly related to an increase in tactical terrestrial networking products. The increase in service revenues was driven by a $2.8 million increase in tactical networking products.

Segment operating profit (loss)

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2024	September 30, 2023	Increase (Decrease)	Increase (Decrease)
Segment operating profit (loss)	$125.8	$104.1	$21.7	21%
Percentage of segment revenues	21%	17%

The increase in our defense and advanced technologies segment operating profit was primarily due to higher earnings contributions of $21.5 million, primarily driven by increased revenues and improved margins in tactical terrestrial networking products, as well as lower SG&A costs of $6.7 million. The increase in operating profit was partially offset by a $6.6 million increase in IR&D expenses (primarily related to tactical terrestrial networking and other advanced technologies products).

Backlog

Our firm and funded backlog as of September 30, 2024 is reflected in the table below.

As of September 30, 2024
(In millions)
Firm backlog
Communication services	$2,826.1
Defense and advanced technologies	920.8
Total	$3,746.9
Funded backlog
Communication services	$2,814.6
Defense and advanced technologies	795.4
Total	$3,610.0

The firm backlog does not include contract options. As of September 30, 2024, a little less than half of the firm backlog is expected to be delivered during the next 12 months, with the balance delivered thereafter. We include in our backlog only those orders for which we have accepted purchase orders, and not anticipated purchase orders and requests. In our communication services segment, our backlog includes fixed broadband service revenues under our subscriber agreements, but does not include future recurring IFC service revenues under our agreements with commercial airlines. As of September 30, 2024, our IFC systems were installed and in service on approximately 3,900 commercial aircraft (of which approximately 80 were inactive at quarter end, mostly due to standard aircraft maintenance). We anticipate that approximately 1,510 additional commercial aircraft will be put into service with our IFC systems under existing customer agreements with commercial airlines. Due to the nature of commercial airline contracts and other factors such as OEM delays, there can be no assurance that all anticipated purchase orders and requests will be placed or that anticipated IFC services will be activated on all such additional commercial aircraft.

Our total new awards which exclude future revenue under recurring consumer commitment arrangements were approximately $1.3 billion and $2.4 billion for the three and six months ended September 30, 2024, respectively, compared to approximately $1.0 billion and $1.8 billion for the three and six months ended September 30, 2023, respectively.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing, export credit agency financing and equity financing. At September 30, 2024, we had $3.5 billion in cash and cash equivalents (which included $1.94 billion in net cash proceeds from the issuance of the Inmarsat 2029 Notes, which was used, together with cash on hand, to redeem all of the outstanding Inmarsat 2026 Notes subsequent to quarter end), $1.5 billion in working capital, no outstanding borrowings and borrowing availability of $588.2 million under our $647.5 million revolving credit facility (the Viasat Revolving Credit Facility), and no outstanding borrowings and borrowing availability of $550.0 million under Inmarsat's $550.0 million revolving line of credit (the Inmarsat Revolving Credit Facility, and together with the Viasat Revolving Credit Facility, the Revolving Credit Facilities). At March 31, 2024, we had $1.9 billion in cash and cash equivalents, $2.2 billion in working capital, no outstanding borrowings and borrowing availability of $591.5 million under the Viasat Revolving Credit Facility, and no outstanding borrowings and borrowing availability of $550.0 million under the Inmarsat Revolving Credit Facility. We invest our cash in excess of current operating requirements in short-term, highly liquid bank money market funds primarily investing in U.S. government-backed securities and treasuries.

The general cash needs of our segments can vary significantly and our future capital requirements will depend upon many factors, including cash required for our satellite projects and any future broadband satellite projects we may engage in, expansion of our IR&D and marketing efforts, and the nature and timing of orders. In particular:

•
The cash needs of our communication services segment tend to be driven by the timing and amount of capital expenditures (e.g., payments under satellite construction and launch contracts and investments in ground infrastructure roll-out), IR&D expenditures, investments in joint ventures, strategic partnering arrangements, network expansion activities, investments to obtain Supplemental Type Certificates to enable the retrofit installation of our IFC and W-IFE equipment and investments in platforms and software to support services and entry into new markets, as well as the quality of customer, type of contract, mix of contracts in backlog and payment terms, and timing and amount of recoveries under satellite insurance claims.
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

Additionally, from time to time, we evaluate possible acquisitions of, or investments in complementary businesses, products and technologies which may require the use of cash or additional financing.

To further enhance our liquidity position or to finance the construction and launch of future satellites, acquisitions, strategic partnering arrangements, joint ventures or other business investment initiatives, we may obtain additional financing, which could consist of debt, convertible debt or equity financing from public and/or private credit and capital markets. From time to time, we file universal shelf registration statements with the SEC for the future sale of an unlimited amount of common stock, preferred stock, debt securities, depositary shares and warrants, which securities may be offered from time to time, separately or together, directly by us, by selling security holders, or through underwriters, dealers or agents at amounts, prices, interest rates and other terms to be determined at the time of the offering. Additionally, we consider strategic divestitures from time to time, such as the sale of our Link-16 tactical data link business that was completed in January 2023 for approximately $1.96 billion in cash, as well as divestitures of non-core assets or businesses.

We may, from time to time, seek to retire, prepay or repurchase our outstanding debt (including some or all of the remaining 2025 Notes) through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. During the second quarter of fiscal year 2025, we repurchased $359.2 million in aggregate principal amount of our outstanding notes in open market transactions, consisting of approximately $101.7 million of Inmarsat 2026 Notes and $257.5 million of 2025 Notes. As a result, we recorded a loss of approximately $3.2 million, net on extinguishment of debt in (loss) gain on extinguishment of debt, net in the condensed consolidated statement of operations, mainly related to the repurchase of Inmarsat 2026 Notes. If any of the 2025 Notes are not repurchased, we intend to redeem the remaining 2025 Notes at maturity. Although we can give no assurances concerning our future liquidity, we believe that we have adequate sources of funding to meet our anticipated operating requirements for the next 12 months, which include, but are not limited to, cash on hand, borrowing capacity, and cash expected to be provided by operating activities.

Cash flows

Cash provided by operating activities for the first six months of fiscal year 2025 was $390.3 million compared to $322.6 million in the prior year period. This $67.6 million increase was driven by our operating results (net income (loss) adjusted for depreciation, amortization and other non-cash charges) which resulted in $190.3 million of higher cash provided by operating activities year-over-year, partially offset by a $122.7 million year-over-year increase in cash used to fund net operating assets. The increase in cash used to fund net operating assets during the first six months of fiscal year 2025 when compared to the prior year period was primarily due to the increase in cash tax payments related to foreign subsidiaries and the timing of payments related to our accounts payable. Cash paid for income taxes, net, during the first six months of fiscal year 2025 and 2024 were $125.9 million and $58.4 million, respectively. Cash paid for interest (net of amounts capitalized) during the first six months of fiscal year 2025 and 2024 were $170.4 million and $82.7 million, respectively.

Cash used in investing activities for the first six months of fiscal year 2025 was approximately $332.3 million compared to $1.0 billion in the prior year period. This $668.7 million decrease in cash used in investing activities year-over-year reflects $342.6 million in cash (net of cash acquired) used for the Inmarsat Acquisition in the first quarter of fiscal year 2024, $197.5 million of cash receipts related to satellite insurance claim proceeds received during the first six months of fiscal year 2025, and a year-over-year decrease in cash used for capital expenditures of approximately $210.8 million.

Cash provided by financing activities for the first six months of fiscal year 2025 was approximately $1.6 billion compared to $1.3 billion for the prior year period. This $300.5 million increase in cash provided by financing activities year-over-year was primarily due to an increase in proceeds from debt borrowings of approximately $640.3 million, partially offset by an increase in debt repayments of approximately $355.5 million. See Note 7 — Senior Notes and Other Long-Term Debt for further information.

Satellite-related activities

Our complementary fleet of 21 in service or operational satellites spans the Ka-, L- and S- bands, with 11 Ka-band satellites, eight high-availability L-band satellites (three of which are contingency L-band satellites that are operational but not currently in commercial service), an S-band satellite that supports the European Aviation Network to provide IFC services to commercial airlines in Europe, and an I-6 class hybrid Ka-/L-band satellite (the I-6 F1 satellite). In late July 2024, the ViaSat-3 F1 satellite completed in-orbit testing and was integrated into our existing satellite fleet covering the Americas. In August 2024, we launched two Ka-band highly-elliptical earth orbit satellite payloads intended to provide polar coverage (the Inmarsat GX 10A and GX 10B satellites). Furthermore, we have eight additional GEO satellites under development: two additional high-capacity Ka-band GEO satellites (ViaSat-3 F2 and ViaSat-3 F3), three additional adaptive Ka-band GEO satellites (GX 7, GX 8 and GX 9) and three Inmarsat-8 L-band GEO safety service satellites. Our extensive satellite fleet enables us to provide a wide array of high-quality broadband and narrowband services with near global coverage (including strong oceanic coverage) with greater redundancy and resiliency.

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

As we continue to build and expand our global network and satellite fleet, from time to time we enter into satellite construction agreements for the construction and purchase of additional satellites and (depending on the satellite design) the integration of our payload and technologies into the satellites. See Note 14 — Commitments to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2024 for information regarding our future minimum payments under our satellite construction contracts and other satellite-related purchase commitments (including satellite performance incentive obligations) for the next five fiscal years and thereafter, as well as purchase commitments including satellite-related agreements under the contractual obligations table below. The total project cost to bring a new satellite into service will depend, among other things, on the scope and timing of the earth station infrastructure roll-out and the method used to procure fiber or other access to the earth station infrastructure. Our total cash funding of a satellite project may be reduced through third-party agreements, such as potential joint service offerings and other strategic partnering arrangements.

In connection with the launch of any new satellite and the commencement of commercial service on the satellite, we expect to incur additional operating costs that negatively impact our financial results. For example, when ViaSat-2 was placed in commercial service in the fourth quarter of fiscal year 2018, this resulted in additional operating costs during the ramp-up period prior to service launch and in the fiscal year following service launch. These increased operating costs included depreciation, amortization of capitalized software development, earth station connectivity, marketing and advertising costs, logistics, customer care and various support systems. In addition, interest expense increased during fiscal year 2019 as we no longer capitalized the interest expense relating to the debt incurred for the construction of ViaSat-2 and the related gateway and networking equipment once the satellite was in commercial service. As services using the new satellite scaled, however, our revenue base for broadband services expanded and we gained operating cost efficiencies, which together yielded incremental segment earnings contributions. We anticipate that we will incur a similar cycle of increased operating costs and constrained bandwidth supply as we prepare for and launch commercial services on future satellites, including our ViaSat-3 constellation, followed by increases in revenue base and in scale. However, there can be no assurance that we will be successful in significantly increasing revenues or achieving or maintaining operating profit in our communication services segment, and any such gains may also be offset by investments in our global business. In addition, we may experience capacity constraints on our existing satellites in the lead-up to the commencement of commercial service on new satellites, such as the capacity constraints we have been experiencing since fiscal year 2023 pending our ViaSat-3 constellation entering commercial service.

Long-term debt

As of September 30, 2024, the aggregate principal amount of our total outstanding indebtedness was $9.1 billion, which was comprised of (1) $442.6 million in aggregate principal amount of Viasat's 5.625% Senior Notes due 2025, $600.0 million in aggregate principal amount of Viasat's 5.625% Senior Secured Notes due 2027, $400.0 million in aggregate principal amount of Viasat's 6.500% Senior Notes due 2028, $1.975 billion in aggregate principal amount of Inmarsat's 9.000% Senior Secured Notes due 2029 (the Inmarsat 2029 Notes), $733.4 million in aggregate principal amount of Viasat's 7.500% Senior Notes due 2031 and $1.97 billion in aggregate principal amount of Inmarsat's 6.750% Senior Secured Notes due 2026 (which were redeemed in full with the net proceeds of the Inmarsat 2029 Notes subsequent to quarter end), (2) $686.0 million in principal amount of outstanding borrowings under Viasat's $700.0 million senior secured term loan facility (the 2022 Term Loan Facility), $610.5 million in principal amount of outstanding borrowings under Viasat's $616.7 million senior secured term loan facility (the 2023 Term Loan Facility), $1.6 billion in principal amount of outstanding borrowings under Inmarsat's $1.6 billion senior secured term loan facilities (the Inmarsat Term Loan Facilities), no outstanding borrowings under the Revolving Credit Facilities, and $29.5 million in principal amount of outstanding borrowings under Viasat's direct loan facility with the Export-Import Bank of the United States (the Ex-Im Credit Facility), and (3) $20.8 million of finance lease obligations. For information regarding our outstanding indebtedness, refer to Note 7 — Senior Notes and Other Long-Term Debt to our condensed consolidated financial statements.

Capital Expenditures and IR&D Investments

For a discussion of our capital expenditures and IR&D investments, see Part II, Item 7, “Liquidity and Capital Resources — Capital Expenditures and IR&D Investments” in our Annual Report on Form 10-K for the year ended March 31, 2024, as well as Note 4 — Acquisition, related to the Inmarsat Acquisition, and Note 1 — Basis of Presentation — Property, equipment and satellites, related to satellite impairment, to our condensed consolidated financial statements for more information.

Contractual Obligations

The following table sets forth a summary of certain material cash requirements for known contractual obligations and commitments at September 30, 2024:

(In thousands, including interest where applicable)	Next 12 months	Thereafter
Operating leases	$98,620	$580,666
Senior notes and other long-term debt (1)(2)	3,149,847	9,070,437
Purchase commitments including satellite-related agreements	1,062,873	1,005,445
Total	$4,311,340	$10,656,548

(1)
To the extent that the interest rate on any long-term debt is variable, amounts reflected represent estimated interest payments on the applicable current outstanding balance based on the interest rate at September 30, 2024 until the applicable maturity date, net of interest rate cap contracts (maturing in February 2025) set up to hedge the variable interest rates under the Inmarsat Term Loan Facilities. The interest rate cap contracts provide protection from Compound SOFR rates over 2% and covered the total nominal amount of the Inmarsat Term Loan Facilities of $1.6 billion.
(2)
Includes the Inmarsat 2026 Notes, which were redeemed in full with the net proceeds of the Inmarsat 2029 Notes on October 1, 2024, subsequent to quarter end.

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

Our condensed consolidated balance sheets included $2.4 billion and $2.5 billion of “other liabilities” as of September 30, 2024 and March 31, 2024, respectively, which primarily consisted of deferred income taxes and the long-term portion of deferred revenues. These remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at September 30, 2024 as defined in Regulation S-K Item 303(b) other than as discussed under “Contractual Obligations” above or disclosed in the notes to our condensed consolidated financial statements included in this report or in our Annual Report on Form 10-K for the year ended March 31, 2024.

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

Our primary interest rate under our variable rate Credit Facilities is the forward-looking term SOFR rate plus an applicable margin. As of September 30, 2024, the effective interest rate on our outstanding borrowings under the 2022 Term Loan Facility was 9.88%, and under the 2023 Term Loan Facility was 10.71%. As of September 30, 2024, the weighted average effective interest rate under the Inmarsat Term Loan Facilities was approximately 9.42%. As of September 30, 2024, the effective interest rate that would have been applied to any new SOFR-based borrowings under the Viasat Revolving Credit Facility was approximately 7.62%, and under the Inmarsat Revolving Credit Facility was approximately 7.60%. As of September 30, 2024, we had no outstanding borrowings under our Revolving Credit Facilities. Accordingly, assuming the outstanding balance under the 2022 Term Loan Facility, the 2023 Term Loan Facility and the Inmarsat Term Loan Facilities remained constant over a year and we continued to have no outstanding borrowings under the Revolving Credit Facilities, a 10% increase in the interest rates would increase interest incurred, prior to effects of capitalized interest but taking into account Inmarsat's interest rate cap contracts with respect to the Inmarsat Term Loan Facilities, by approximately $21.1 million over a 12-month period.

We have entered into interest rate cap contracts to hedge the variable interest rates under the Inmarsat Term Loan Facilities. The interest rate cap contracts provide protection from Compound SOFR rates over 2% and covered the total nominal amount of the Inmarsat Term Loan Facilities of $1.6 billion. As of September 30, 2024, a 100 basis point increase or decrease in interest rates would increase or decrease the carrying and fair values of the interest rate cap contract by approximately $6.6 million.

Foreign Exchange Risk

We generally conduct our business in U.S. dollars. However, as our international business is conducted in a variety of foreign currencies, we are exposed to fluctuations in foreign currency exchange rates. A five percent variance in foreign currencies in which our international business is conducted would change our income (loss) before income taxes by an insignificant amount for each of the three and six months ended September 30, 2024 and 2023. Our objective in managing our exposure to foreign currency risk is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, from time to time, we may enter into foreign currency forward contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2024, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2024.

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

Item 5. Other Information

During the three months ended September 30, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.

We have entered into (or intend to enter into) a Severance Agreement and/or a Change in Control Severance Agreement, effective as of December 1, 2024, with each of our named executive officers: Mark Dankberg, Chairman of the Board and Chief Executive Officer, K. Guru Gowrappan, President, Garrett L. Chase, Chief Financial Officer, Shawn Duffy, Chief Accounting Officer, Kevin Harkenrider, Executive Vice President and Chief Corporate Officer and Craig Miller, President, Global Space Networks. Each of these agreements will have a term of one year, subject to automatic one-year extensions; however, the agreement with Ms. Duffy will only extend beyond December 31, 2025 upon mutual agreement, and otherwise will be a qualifying termination and termination of her role with Viasat. These Severance Agreements and Change in Control Severance Agreements will supersede any prior severance or change in control severance agreements with each of the named executive officers.

Pursuant to the Severance Agreements, in the event of the executive’s qualifying termination, the executive will receive (i) a lump sum cash payment equal to (A) the sum of his or her annual base salary plus his or her target annual bonus, multiplied by (B) his or her severance multiple (200% in the case of Mr. Dankberg and Ms. Duffy, and 100% in the case of the other executive officers), (ii) continuation of health and other benefits for a period of 18 months following the date of termination, and (iii) accelerated vesting of a portion of the executive’s outstanding equity awards (generally the portion that would have vested in accordance with the terms of the applicable award agreements during the 12 months following the date of termination). Pursuant to the Change in Control Severance Agreements, in the event of the executive’s qualifying termination within the two months prior to or 18 months following a change in control of Viasat, the executive will generally receive the severance described above, except that the executive’s severance multiple will be increased (to 300% in the case of Mr. Dankberg and to 200% in the case of the other executive officers) and he or she will be entitled to full vesting of any outstanding equity awards. The executives must execute a general release of claims in favor of Viasat as a condition to receiving any severance benefits.

The preceding descriptions of the Severance Agreements and Change in Control Severance Agreements with our executive officers do not purport to be complete and are qualified in their entirety by reference to the complete text of these agreements, copies of which are filed as Exhibits 10.7, 10.8 and 10.9 to this Quarterly Report on Form 10-Q and are incorporated by reference herein.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

4.1	Indenture, dated as of September 25, 2024, by and among the Issuers, the guarantors party thereto and Wilmington Trust, as trustee and notes collateral agent	8-K	000-21767	4.1	10/01/2024

10.1**	1996 Equity Participation Plan of Viasat, Inc. (As Amended and Restated Effective September 5, 2024)	8-K	000-21767	10.1	09/09/2024

10.2**	Viasat, Inc. 1996 Equity Participation Plan Restricted Stock Unit Award Agreement (Global Version)					X

10.3**	Viasat, Inc. 1996 Equity Participation Plan Restricted Stock Unit Award Agreement (Executive Version)					X

10.4**	2024 Employment Inducement Incentive Award Plan of Viasat, Inc.					X

10.5**	Viasat, Inc. 2024 Employment Inducement Incentive Award Plan Restricted Stock Unit Award Agreement (Executive Version)					X

10.6**	Viasat, Inc. 2024 Employment Inducement Incentive Award Plan Performance-based Restricted Stock Unit Award Agreement — Relative Total Shareholder Return					X

10.7**	Form of Change in Control Severance Agreement between Viasat, Inc. and each of its executive officers					X

10.8**	Form of Severance Agreement between Viasat, Inc. and each of its executive officers					X

10.9**	Severance Agreement, dated as of November 5, 2024, by and between Viasat, Inc. and Shawn Duffy					X

10.10**	Amended and Restated Severance Agreement, dated as of November 5, 2024, by and between Viasat, Inc. and James Dodd					X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document	X

104	Cover Page (formatted as inline XBRL and contained in Exhibit 101)	X

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

VIASAT, INC.

November 8, 2024	/s/ MARK DANKBERG
Mark Dankberg
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ GARRETT CHASE
Garrett Chase
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ SHAWN DUFFY
Shawn Duffy
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)