Form 10-Q
period 2024-12-31
VIASAT INC
filed 2025-02-10
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024.

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of January 24, 2025 was 129,119,989.

VIASAT, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of December 31, 2024	As of March 31, 2024
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,556,489	$1,901,033
Accounts receivable, net	648,962	678,210
Inventories	320,137	317,878
Prepaid expenses and other current assets	316,012	581,783
Total current assets	2,841,600	3,478,904

Property, equipment and satellites, net	7,555,524	7,557,206
Operating lease right-of-use assets	422,021	393,077
Other acquired intangible assets, net	2,338,088	2,544,467
Goodwill	1,620,267	1,621,763
Other assets	822,851	733,947
Total assets	$15,600,351	$16,329,364
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$218,585	$287,206
Accrued and other liabilities	854,900	950,621
Current portion of long-term debt	506,922	58,054
Total current liabilities	1,580,407	1,295,881

Senior notes	3,649,874	4,354,714
Other long-term debt	2,885,929	2,774,521
Non-current operating lease liabilities	411,784	379,644
Other liabilities	2,226,228	2,452,100
Total liabilities	10,754,222	11,256,860
Commitments and contingencies (Note 9)
Equity:
Viasat, Inc. stockholders’ equity
Common stock	13	13
Paid-in capital	4,899,100	4,797,253
Retained earnings (accumulated deficit)	(79,477)	249,432
Accumulated other comprehensive income (loss)	(59,015)	(21,268)
Total Viasat, Inc. stockholders’ equity	4,760,621	5,025,430
Noncontrolling interest in subsidiary	85,508	47,074
Total equity	4,846,129	5,072,504
Total liabilities and equity	$15,600,351	$16,329,364

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
	(In thousands, except per share data)
Revenues:
Service revenues	$809,370	$825,466	$2,428,405	$2,192,571
Product revenues	314,397	303,073	944,084	941,174
Total revenues	1,123,767	1,128,539	3,372,489	3,133,745
Operating expenses:
Cost of service revenues	527,718	514,757	1,575,978	1,374,860
Cost of product revenues	234,229	252,519	671,872	703,617
Selling, general and administrative (including satellite impairment and related charges, net – see Note 1 — Basis of Presentation – Property, equipment and satellites)	238,024	271,734	761,594	1,640,304
Independent research and development	36,701	41,728	108,654	104,161
Amortization of acquired intangible assets	65,847	91,719	198,086	200,904
Income (loss) from operations	21,248	(43,918)	56,305	(890,101)
Other income (expense):
Interest income	17,708	20,921	64,396	72,596
Interest expense	(94,476)	(133,537)	(315,592)	(275,633)
(Loss) gain on extinguishment of debt, net	(96,614)	—	(99,814)	—
Other income (expense), net	(9,976)	—	(9,976)	—
Income (loss) before income taxes	(162,110)	(156,534)	(304,681)	(1,093,138)
(Provision for) benefit from income taxes	11,798	34,496	4,699	128,106
Equity in income (loss) of unconsolidated affiliate, net	3,405	2,689	9,592	3,018
Net income (loss)	(146,907)	(119,349)	(290,390)	(962,014)
Less: net income (loss) attributable to noncontrolling interest, net of tax	11,506	5,050	38,519	6,627
Net income (loss) attributable to Viasat, Inc.	$(158,413)	$(124,399)	$(328,909)	$(968,641)
Basic net income (loss) per share attributable to Viasat, Inc. common stockholders:	$(1.23)	$(0.99)	$(2.57)	$(8.47)
Diluted net income (loss) per share attributable to Viasat, Inc. common stockholders:	$(1.23)	$(0.99)	$(2.57)	$(8.47)
Shares used in computing basic net income (loss) per share	128,941	125,097	127,968	114,317
Shares used in computing diluted net income (loss) per share	128,941	125,097	127,968	114,317
Comprehensive income (loss):
Net income (loss)	$(146,907)	$(119,349)	$(290,390)	$(962,014)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	(27,387)	17,143	(22,203)	13,563
Unrealized gain (loss) on hedging, net of tax	(9,542)	4,548	(15,544)	6,006
Other comprehensive income (loss), net of tax	(36,929)	21,691	(37,747)	19,569
Comprehensive income (loss)	(183,836)	(97,658)	(328,137)	(942,445)
Less: comprehensive income (loss) attributable to noncontrolling interest, net of tax	11,506	5,050	38,519	6,627
Comprehensive income (loss) attributable to Viasat, Inc.	$(195,342)	$(102,708)	$(366,656)	$(949,072)

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	December 31, 2024	December 31, 2023
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(290,390)	$(962,014)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	779,675	598,052
Amortization of intangible assets	243,950	246,918
Stock-based compensation expense	63,468	65,669
Loss (gain) on extinguishment of debt, net	99,814	—
Satellite impairment and disposition of fixed assets losses, net	52,934	858,010
Deferred income taxes and other non-cash adjustments	(88,707)	(111,293)
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(11,158)	(60,618)
Inventories	(2,345)	(53,929)
Other assets	2,027	58,090
Accounts payable	(6,889)	4,172
Accrued liabilities	(67,269)	(80,895)
Other liabilities	(165,366)	(105,952)
Net cash provided by (used in) operating activities	609,744	456,210
Cash flows from investing activities:
Purchase of property, equipment and satellites, and other assets	(782,459)	(1,161,490)
Proceeds from insurance claims on satellites	240,000	—
Other investing activities	17,577	—
Payment related to acquisition of a business, net of cash acquired	—	(342,621)
Proceeds from sale of short-term investments	—	134,266
Payments to acquire short-term investments	—	(82,000)
Net cash provided by (used in) investing activities	(524,882)	(1,451,845)
Cash flows from financing activities:
Proceeds from debt borrowings	1,975,000	1,334,683
Payments on debt borrowings	(2,376,734)	(48,457)
Payments of debt issuance costs	(36,284)	(50,390)
Proceeds from issuance of common stock under equity plans	9,657	10,130
Purchase of common stock in treasury (immediately retired) related to tax withholdings for stock-based compensation	(5,208)	(11,220)
Other financing activities	(2,319)	1,339
Net cash provided by (used in) financing activities	(435,888)	1,236,085
Effect of exchange rate changes on cash and cash equivalents	6,482	1,392
Net increase (decrease) in cash and cash equivalents and restricted cash	(344,544)	241,842
Cash and cash equivalents and restricted cash at beginning of period	1,901,033	1,379,386
Cash and cash equivalents at end of period	$1,556,489	$1,621,228
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for finance lease liabilities	$145,625	$1,946
Right-of-use assets obtained in exchange for operating lease liabilities	$76,423	$15,727
Issuance of common stock in satisfaction of certain accrued compensation liabilities	$28,063	$31,173
Issuance of common stock in connection with acquisition	$—	$2,123,455

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Viasat, Inc. Stockholders
	Common Stock
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total
	(In thousands, except share data)
For the Three Months Ended December 31, 2024
Balance at September 30, 2024	128,394,327	$13	$4,878,615	$78,936	$(22,086)	$74,002	$5,009,480
Stock-based compensation	—	—	23,298	—	—	—	23,298
RSU awards vesting, net of shares withheld for taxes which have been retired	724,680	—	(2,813)	—	—	—	(2,813)
Other noncontrolling interest activity	—	—	—	—	—	—	—
Net income (loss)	—	—	—	(158,413)	—	11,506	(146,907)
Other comprehensive income (loss), net of tax	—	—	—	—	(36,929)	—	(36,929)
Balance at December 31, 2024	129,119,007	$13	$4,899,100	$(79,477)	$(59,015)	$85,508	$4,846,129

For the Three Months Ended December 31, 2023
Balance at September 30, 2023	124,481,293	$13	$4,752,694	$474,094	$(36,835)	$37,737	$5,227,703
Stock-based compensation	—	—	24,405	—	—	—	24,405
RSU awards vesting, net of shares withheld for taxes which have been retired	838,933	—	(8,655)	—	—	—	(8,655)
Net income (loss)	—	—	—	(124,399)	—	5,050	(119,349)
Other comprehensive income (loss), net of tax	—	—	—	—	21,691	—	21,691
Balance at December 31, 2023	125,320,226	$13	$4,768,444	$349,695	$(15,144)	$42,787	$5,145,795

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Viasat, Inc. Stockholders
	Common Stock
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total
	(In thousands, except share data)
For the Nine Months Ended December 31, 2024
Balance at March 31, 2024	125,849,088	$13	$4,797,253	$249,432	$(21,268)	$47,074	$5,072,504
Issuance of stock under Employee Stock Purchase Plan	561,888	—	9,657	—	—	—	9,657
Stock-based compensation	—	—	69,335	—	—	—	69,335
Shares issued in settlement of certain accrued employee compensation liabilities	1,755,074	—	28,063	—	—	—	28,063
RSU awards vesting, net of shares withheld for taxes which have been retired	952,957	—	(5,208)	—	—	—	(5,208)
Other noncontrolling interest activity	—	—	—	—	—	(85)	(85)
Net income (loss)	—	—	—	(328,909)	—	38,519	(290,390)
Other comprehensive income (loss), net of tax	—	—	—	—	(37,747)	—	(37,747)
Balance at December 31, 2024	129,119,007	$13	$4,899,100	$(79,477)	$(59,015)	$85,508	$4,846,129

For the Nine Months Ended December 31, 2023
Balance at March 31, 2023	76,912,016	$8	$2,540,679	$1,318,336	$(34,713)	$36,259	$3,860,569
Exercise of stock options	2,633	—	82	—	—	—	82
Issuance of stock under Employee Stock Purchase Plan	382,062	—	10,048	—	—	—	10,048
Stock-based compensation	—	—	74,232	—	—	—	74,232
Shares issued in settlement of certain accrued employee compensation liabilities	687,851	—	31,173	—	—	—	31,173
RSU awards vesting, net of shares withheld for taxes which have been retired	972,028	—	(11,220)	—	—	—	(11,220)
Shares issued in connection with acquisition of business, net of issuance costs	46,363,636	5	2,123,450	—	—	—	2,123,455
Other noncontrolling interest activity	—	—	—	—	—	(99)	(99)
Net income (loss)	—	—	—	(968,641)	—	6,627	(962,014)
Other comprehensive income (loss), net of tax	—	—	—	—	19,569	—	19,569
Balance at December 31, 2023	125,320,226	$13	$4,768,444	$349,695	$(15,144)	$42,787	$5,145,795

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2024, the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended December 31, 2024 and 2023, the condensed consolidated statements of cash flows for the nine months ended December 31, 2024 and 2023 and the condensed consolidated statements of equity for the three and nine months ended December 31, 2024 and 2023 have been prepared by the management of Viasat, Inc. (also referred to hereafter as the Company or Viasat), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended March 31, 2024 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 31, 2024 included in the Company’s Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

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

On December 18, 2024, the Company completed a divestiture of its energy services system integration business which was part of the Company's communication services segment included in the fixed services and other business line. The energy services system integration business had minimal strategic synergies with the Company’s core growth businesses and was immaterial to the Company's consolidated financial statements.

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

Contract costs on U.S. Government contracts are subject to audit and review by the Defense Contract Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. Government agencies, as well as negotiations with U.S. Government representatives. As of December 31, 2024, the DCMA had approved the Company’s incurred costs through fiscal year 2022. The DCMA is currently auditing the Company’s fiscal year 2023 and 2024 recurring incurred cost submissions. The Company's cost accounting practices are examined for compliance with the applicable Cost Accounting Standards (CAS). Although the Company has recorded contract revenues subsequent to fiscal year 2022 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. The Company had $11.4 million and $16.6 million as of December 31, 2024 and March 31, 2024, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. Government cost reimbursable contracts (see Note 9 — Commitments and Contingencies for more information).

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Transaction price allocated to remaining performance obligations

The Company’s remaining performance obligations represent the transaction price of firm contracts and orders for which work has not been performed. The Company includes in its remaining performance obligations only those contracts and orders for which it has accepted purchase orders. Remaining performance obligations associated with the Company’s subscribers for fixed consumer and business broadband services in its communication services segment exclude month-to-month service contracts in accordance with a practical expedient and are estimated using a portfolio approach in which the Company reviews all relevant promotional activities and calculates the remaining performance obligation using the average service component for the portfolio and the average time remaining under the contract. The Company’s future recurring in-flight connectivity (IFC) service contracts in its communication services segment do not have minimum service purchase requirements and therefore are not included in the Company’s remaining performance obligations. As of December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $3.5 billion, of which the Company expects to recognize approximately half over the next 12 months, with the balance recognized thereafter.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following sets forth disaggregated reported revenue by segment and products and services for the three and nine months ended December 31, 2024 and 2023:

	Three Months Ended December 31, 2024
	Communication Services	Defense and Advanced Technologies	Total Revenues
	(In thousands)
Service revenues	$758,985	$50,385	$809,370
Product revenues	61,362	253,035	314,397
Total revenues	$820,347	$303,420	$1,123,767

	Nine Months Ended December 31, 2024
	Communication Services	Defense and Advanced Technologies	Total Revenues
	(In thousands)
Service revenues	$2,273,490	$154,915	$2,428,405
Product revenues	200,029	744,055	944,084
Total revenues	$2,473,519	$898,970	$3,372,489

	Three Months Ended December 31, 2023
	Communication Services	Defense and Advanced Technologies	Total Revenues
	(In thousands)
Service revenues	$772,369	$53,097	$825,466
Product revenues	102,489	200,584	303,073
Total revenues	$874,858	$253,681	$1,128,539

	Nine Months Ended December 31, 2023
	Communication Services	Defense and Advanced Technologies	Total Revenues
	(In thousands)
Service revenues	$2,036,904	$155,667	$2,192,571
Product revenues	244,771	696,403	941,174
Total revenues	$2,281,675	$852,070	$3,133,745

Revenues from the U.S. Government as an individual customer comprised approximately 20% and 18% of total revenues for the three and nine months ended December 31, 2024, respectively, and approximately 17% of total revenues for both the three and nine months ended December 31, 2023. Revenues from the U.S. Government are attributable to each of the communication services segment and defense and advanced technologies segment, with approximately half of such revenues reported within each of these two segments for the three and nine months ended December 31, 2024 and 2023.

The Company’s revenues are primarily derived from two types of contracts: fixed-price and cost-reimbursement contracts. Fixed-price contracts (which require the Company to provide products and services under a contract at a specified price), comprised approximately 96% of the Company’s total revenues for both the three and nine months ended December 31, 2024, and approximately 96% and 95% of the Company’s total revenues for the three and nine months ended December 31, 2023, respectively, a majority of which are reported in the Company's communication services segment. The remainder of the Company’s revenues for such periods was derived primarily from cost-reimbursement contracts (under which the Company is reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit), which contracts are mainly reported within the Company's defense and advanced technologies segment.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Historically, a significant portion of the Company’s revenues has been derived from customer contracts that include the development of products. The development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for the Company’s funded development from its customer contracts were approximately 11% and 12% of its total revenues for the three and nine months ended December 31, 2024, respectively, and approximately 10% and 12% of its total revenues for the three and nine months ended December 31, 2023, respectively, mainly reported within the Company's defense and advanced technologies segment.

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

When consideration is received in advance of the delivery of goods or services, a contract liability, or with respect to the Company, collections in excess of revenues and deferred revenues, is recorded. Reductions in the collections in excess of revenues and deferred revenues will be recorded as the Company satisfies the performance obligations.

The following table presents contract assets and liabilities as of December 31, 2024 and March 31, 2024:

	As of December 31, 2024	As of March 31, 2024
	(In thousands)
Unbilled accounts receivable	$137,851	$156,322
Collections in excess of revenues and deferred revenues	307,671	260,264
Deferred revenues, long-term portion	799,565	896,402

Unbilled accounts receivable decreased by $18.5 million during the nine months ended December 31, 2024, driven primarily by an increase in billings primarily in the Company's defense and advanced technologies segment.

Collections in excess of revenues and deferred revenues increased by $47.4 million during the nine months ended December 31, 2024, driven by advances on goods or services received in excess of revenue recognized in both of the Company's segments.

During the three and nine months ended December 31, 2024, the Company recognized revenue of $57.3 million and $203.5 million, respectively, that was previously included in the Company’s collections in excess of revenues and deferred revenues at March 31, 2024. During the three and nine months ended December 31, 2023, the Company recognized revenue of $14.1 million and $91.3 million, respectively, that was previously included in the Company’s collections in excess of revenues and deferred revenues at March 31, 2023.

Cash equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase, with a significant portion held in U.S. government-backed securities and treasuries.

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

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (ASC 835-20). With respect to the construction of satellites, gateway and networking equipment and other assets under construction, the Company capitalized $59.4 million and $164.6 million of interest expense for the three and nine months ended December 31, 2024, respectively, and $45.7 million and $172.6 million for the three and nine months ended December 31, 2023, respectively.

The Company's complementary fleet of 21 in service or operational satellites spans the Ka-, L- and S- bands, with 11 Ka-band satellites, eight high-availability L-band satellites (three of which are contingency L-band satellites that are operational but not currently in commercial service), an S-band satellite that supports the European Aviation Network to provide IFC services to commercial airlines in Europe, and an I-6 class hybrid Ka-/L-band satellite (the I-6 F1 satellite). In late July 2024, the ViaSat-3 F1 satellite completed in-orbit testing and was integrated into the Company's existing satellite fleet covering the Americas. In August 2024, the Company launched two Ka-band highly-elliptical earth orbit satellite payloads intended to provide polar coverage (the Inmarsat GX 10A and GX 10B satellites). Furthermore, the Company has eight additional geostationary earth orbit (GEO) satellites under development: two additional high-capacity Ka-band GEO satellites (ViaSat-3 F2 and ViaSat-3 F3), three additional adaptive Ka-band GEO satellites (GX 7, GX 8 and GX 9) and three Inmarsat-8 L-band GEO safety service satellites. In addition to the Company's satellite fleet, the Company has purchased capacity on and has access to additional regional partner satellites. In addition, the Company owns related earth stations and networking equipment for all of its satellites. The Company procures CPE units leased to customers in order to connect to the Company's satellite network as part of the Company’s communication services segment, which are reflected in investing activities and property, equipment and satellites, net in the accompanying condensed consolidated financial statements. The Company depreciates the satellites, earth stations and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites, net, as of December 31, 2024 were $534.8 million and $315.0 million, respectively. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites, net, as of March 31, 2024 were $567.5 million and $267.4 million, respectively.

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

As a result of the anomalies that occurred with respect to the ViaSat-3 F1 and I-6 F2 satellites, as well as the impact of integration efforts related to the Inmarsat Acquisition, the Company undertook extensive analysis of its existing integrated satellite fleet and ongoing satellites under construction projects, taking into account its anticipated future capacity needs, projected capital investment profile and access to third party satellites under existing bandwidth arrangements. Based on the impairment analysis performed during the second quarter of fiscal year 2024, as a result of the anomalies experienced in the two satellites and integration impact related to the Inmarsat Acquisition, the Company recorded a reduction to the carrying value of satellites under construction (including capitalized interest) of an insignificant amount and approximately $1.67 billion during the three and nine months ended December 31, 2023, respectively (based on the Company's originally estimated ViaSat-3 F1 satellite output capabilities compared to the anticipated potential and configured capacity of the ViaSat-3 F1 satellite, the full value of the I-6 F2 satellite and the ViaSat-4 satellite program, each a separate asset group), which was partially offset by total insurance claim receivables of approximately $770.0 million. As a result, the Company recorded a net loss of an insignificant amount and approximately $905.5 million during the three and nine months ended December 31, 2023, respectively, including liabilities associated with the termination of certain subcontractor agreements, in selling, general and administrative expenses in its communication services segment in the condensed consolidated statements of operations and comprehensive income (loss). During the three and nine months ended December 31, 2024, the Company received approximately $42.5 million and $240.0 million, respectively, in insurance recovery proceeds related to such claims. The Company has received approximately $10 million in additional insurance recovery proceeds related to such claims subsequent to quarter end. To date, the Company has received an aggregate of approximately $759 million in insurance recovery proceeds related to such claims.

Occasionally, the Company may enter into finance lease arrangements for various machinery, equipment, computer-related equipment, software, furniture, fixtures, or satellites. The Company records amortization of assets leased under finance lease arrangements (upon lease commencement) within depreciation expense. The Company’s finance leases consist primarily of satellite lifetime Ka-band capacity leases and have remaining terms from less than one year to 15 years. The Company reports assets obtained under finance leases in property, equipment and satellites, net and the current and non-current portions of its finance lease liabilities in current portion of long-term debt and other long-term debt, respectively, in the condensed consolidated balance sheets (see Note 1 — Basis of Presentation – Leases for more information).

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

The Company has entered into several cloud computing arrangements that are hosted services contracts mainly as part of projects related to the continuous transformation of technology, integration and implementation of an ERP system. As of December 31, 2024 and March 31, 2024, gross capitalized implementation costs incurred in cloud computing arrangements was $78.9 million and $63.6 million, respectively. As of December 31, 2024 and March 31, 2024 the related accumulated amortization was $15.0 million and $9.5 million, respectively. The Company recognized amortization of capitalized implementation costs of $2.2 million and $5.4 million for three and nine months ended December 31, 2024, respectively, and an insignificant amount and $2.2 million for the three and nine months ended December 31, 2023, respectively.

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

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs related to patents of $4.1 million and $3.9 million were included in other assets as of December 31, 2024 and March 31, 2024, respectively. The Company capitalized costs of $124.7 million and $117.0 million related to acquiring and obtaining orbital slots and other licenses included in other assets as of December 31, 2024 and March 31, 2024, respectively. Accumulated amortization related to these assets was $9.7 million and $8.4 million as of December 31, 2024 and March 31, 2024, respectively. Amortization expense related to these assets was an insignificant amount and $1.3 million for the three and nine months ended December 31, 2024, respectively, and an insignificant amount and $1.2 million for the three and nine months ended December 31, 2023, respectively. If a patent, orbital slot or other license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During the three and nine months ended December 31, 2024 and 2023, the Company did not write off any significant costs due to abandonment or impairment.

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense using the effective interest rate method, or, when the results are not materially different, on a straight-line basis over the expected term of the related debt. During the nine months ended December 31, 2024 and 2023, the Company capitalized $35.6 million and $50.4 million of debt issuance costs, respectively. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in loss on extinguishment of debt in the condensed consolidated statements of operations and comprehensive income (loss). If the terms of a financing obligation are amended and accounted for as a debt modification by the Company, fees incurred directly with the lending institution are capitalized and amortized over the remaining contractual term using the effective interest method. Fees incurred with other parties are expensed as incurred. Debt issuance costs related to the Company’s revolving credit facilities (collectively, the Revolving Credit Facilities) are recorded in other long-term assets in the condensed consolidated balance sheets in accordance with the authoritative guidance for imputation of interest (ASC 835-30). Debt issuance costs related to the Company’s senior secured and senior unsecured notes (collectively, the Notes) and senior secured term loan credit facilities (together with the Revolving Credit Facilities, the Credit Facilities) are recorded as a direct deduction from the carrying amount of the related debt, consistent with debt discounts, in accordance with ASC 835-30.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Software development

Costs of developing software for sale are charged to independent research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. As of December 31, 2024 and March 31, 2024, the Company had $758.0 million and $723.9 million, respectively, of capitalized costs related to software developed for resale. Accumulated amortization related to these assets was $504.2 million and $483.3 million as of December 31, 2024 and March 31, 2024, respectively. The Company capitalized $18.3 million and $56.1 million of costs related to software developed for resale for the three and nine months ended December 31, 2024, respectively, and $25.1 million and $56.1 million for the three and nine months ended December 31, 2023, respectively. Amortization expense for capitalized software development costs was $13.5 million and $42.9 million for the three and nine months ended December 31, 2024, respectively, and $14.7 million and $43.2 million for the three and nine months ended December 31, 2023, respectively.

Self-insurance and post-retirement medical benefit liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company has recorded self-insurance liability for its plans of $5.9 million and $6.5 million as of December 31, 2024 and March 31, 2024, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued and other liabilities in the condensed consolidated balance sheets in accordance with the estimated timing of the projected payments.

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

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At December 31, 2024 and March 31, 2024, no such amounts were accrued related to the aforementioned provisions.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Investments in unconsolidated affiliate — equity method

Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as investment in unconsolidated affiliate in other assets (long-term) on the condensed consolidated balance sheets. The Company records its share of the results of such entities within equity in income (loss) of unconsolidated affiliate, net on the condensed consolidated statements of operations and comprehensive income (loss). The Company monitors such investments for other-than-temporary impairment by considering factors including the current economic and market conditions and the operating performance of the entities and records reductions in carrying values when necessary. The fair value of privately held investments is estimated using the best available information as of the valuation date, including current earnings trends, undiscounted cash flows, quoted stock prices of comparable public companies, and other company specific information, including recent financing rounds. The Company's investments in equity method investments were not significant as of December 31, 2024 and March 31, 2024.

Common stock held in treasury

As of December 31, 2024 and March 31, 2024, the Company had zero shares of common stock held in treasury.

During the three months ended December 31, 2024 and 2023, the Company issued 1,103,337 and 1,284,326 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. During the nine months ended December 31, 2024 and 2023, the Company issued 1,473,495 and 1,478,822 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, during the three months ended December 31, 2024 and 2023, the Company repurchased 378,657 and 445,393 shares of common stock, respectively, at cost and with a total value of $2.8 million and $8.7 million, respectively. During the nine months ended December 31, 2024 and 2023, the Company repurchased 520,538 and 506,794 shares of common stock, respectively, at cost and with a total value of $5.2 million and $11.2 million, respectively. Although shares withheld for employee withholding taxes are technically not issued, they are treated as common stock repurchases for accounting purposes (with such shares deemed to be repurchased and then immediately retired), as they reduce the number of shares that otherwise would have been issued upon vesting of the restricted stock units. These retired shares remain as authorized stock and are considered to be unissued. The retirement of treasury stock had no impact on the Company’s total consolidated stockholders’ equity.

Derivatives

As a result of the Inmarsat Acquisition (see Note 4 — Acquisition for more information), the Company assumed interest rate cap contracts to hedge the variable interest rate under Inmarsat's senior secured term loan facilities (see Note 7 — Senior Notes and Other Long-Term Debt for more information). The interest rate cap contracts provide protection from Compound SOFR rates over 2%, cover the total nominal amount of Inmarsat's senior secured term loan facilities of $1.6 billion and mature at the end of February 2025. At the time of the acquisition, the Company continued to account for the interest rate cap contracts as cash-flow hedges. Upon amendment of Inmarsat's senior secured term loan facilities on March 28, 2024 (see Note 7 — Senior Notes and Other Long-Term Debt for more information), the portion of the interest rate cap contracts related to Inmarsat’s $1.3 billion senior secured term loan facility (the 2024 Inmarsat Term Loan Facility) continued to be accounted for as cash-flow hedges, as the interest rate cap contracts remain in place with their original maturity date.

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

During the three months ended December 31, 2024 and 2023, the Company recognized a gain of an insignificant amount (and related tax expense of an insignificant amount) and a loss of $10.0 million (and related tax benefit of $2.3 million), respectively, and during the nine months ended December 31, 2024 and 2023, the Company recognized a gain of $1.1 million (and related tax expense of an insignificant amount) and a gain of $10.6 million (and related tax expense of $2.9 million), respectively, in other comprehensive income arising from changes in the fair value of the interest rate cap contracts (designated as cash-flow hedging instruments) related to Inmarsat's senior secured term loan facilities. During the three months ended December 31, 2024 and 2023, the Company recorded a decrease of $5.1 million (and related tax benefit of $1.3 million) and an increase of $16.9 million (and related tax expense of $4.0 million), respectively, and during the nine months ended December 31, 2024 and 2023, the Company recorded a decrease of $13.2 million (and related tax benefit of $3.3 million) and a decrease of $1.8 million (and related tax benefit of an insignificant amount), respectively, to other comprehensive income and interest expense, net of the recognition into income of the non-zero hedge inception fair value (based on the nature of the underlying transaction). During the three months ended December 31, 2024 and 2023, the Company received $11.5 million and $14.0 million in cash, respectively, and during the nine months ended December 31, 2024 and 2023, the Company received $40.0 million and $31.8 million in cash, respectively, as a result of periodic cash settlements, which are included in operating cash flow in the condensed consolidated statements of cash flows. As of December 31, 2024 and March 31, 2024, the fair value of the Company's interest rate cap contracts was $6.2 million and $44.5 million, respectively, and recorded in other current assets in the condensed consolidated balance sheets.

At December 31, 2024, the estimated net amount of unrealized gains or losses related to the interest rate cap contracts that was expected to be reclassified to earnings net of the recognition into income of non-zero hedge inception fair value within the next 12 months was $3.0 million.

Stock-based compensation

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award. Expense for restricted stock units and stock options is recognized on a straight-line basis over the employee’s requisite service period. Expense for market-based performance stock options and performance-based restricted stock units (PSUs) with a market condition (such as a stock price milestone) (market condition PSUs) that vest is recognized regardless of the actual outcome achieved and is recognized on a graded-vesting basis. Expense for PSUs with a performance condition (such as an operational milestone) (performance condition PSUs) that vest is recorded each period based on a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period and is recognized on a graded-vesting basis. The Company accounts for forfeitures as they occur. The Company recognized $21.5 million and $63.5 million of stock-based compensation expense for the three and nine months ended December 31, 2024, respectively. The Company recognized $22.2 million and $65.7 million of stock-based compensation expense for the three and nine months ended December 31, 2023, respectively. The Company recognizes excess tax benefits or deficiencies on vesting or settlement of awards as discrete items within income tax benefit or provision within net income (loss) and the related cash flows are classified within operating activities.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires additional disclosures about certain categories of costs and expenses in the notes to financial statements. As clarified in ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, the new standard will become effective for the Company’s annual disclosures beginning in fiscal year 2028 and for interim disclosures beginning in fiscal year 2029. Early adoption is permitted and the amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of the ASU or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2 — Composition of Certain Balance Sheet Captions

	As of December 31, 2024	As of March 31, 2024
	(In thousands)
Accounts receivable, net:
Billed	$533,997	$545,081
Unbilled	137,851	156,322
Allowance for doubtful accounts	(22,886)	(23,193)
	$648,962	$678,210
Inventories:
Raw materials	$110,583	$89,778
Work in process	23,228	31,884
Finished goods	186,326	196,216
	$320,137	$317,878
Prepaid expenses and other current assets:
Insurance receivable	$21,500	$261,500
Prepaid expenses	177,985	185,892
Other	116,527	134,391
	$316,012	$581,783
Property, equipment and satellites, net:
Equipment and software (estimated useful life of 3-7 years)	$3,634,930	$2,992,325
CPE leased equipment (estimated useful life of 4-7 years)	534,777	567,548
Furniture and fixtures (estimated useful life of 7 years)	62,077	65,433
Leasehold improvements (estimated useful life of 2-20 years)	309,755	209,162
Buildings (estimated useful life of 12-38 years)	15,388	16,647
Land	19,661	20,787
Construction in progress	903,349	1,301,376
Satellites (estimated useful life of 7-17 years)	3,401,744	3,324,458
Satellite Ka-band capacity obtained under finance leases (estimated useful life of 7-15 years)	338,201	177,576
Satellites under construction	2,129,428	1,976,469
	11,349,310	10,651,781
Less: accumulated depreciation and amortization	(3,793,786)	(3,094,575)
	$7,555,524	$7,557,206
Other acquired intangible assets, net:
Contracts and customer relationships (weighted average useful life of 11 years)	$1,430,971	$1,437,738
Orbital slots and spectrum assets (weighted average useful life of 12 years)	1,088,600	1,088,600
Technology (weighted average useful life of 7 years)	245,877	251,889
Trade names (weighted average useful life of 8 years)	116,733	117,280
Other (weighted average useful life of 11 years)	21,540	21,792
	2,903,721	2,917,299
Less: accumulated amortization	(565,633)	(372,832)
	$2,338,088	$2,544,467
Other assets:
Deferred income taxes	$165,023	$163,590
Capitalized software costs, net	253,793	240,597
Patents, orbital slots and other licenses, net	119,085	112,535
Other	284,950	217,225
	$822,851	$733,947
Accrued and other liabilities:
Collections in excess of revenues and deferred revenues	$307,671	$260,264
Accrued employee compensation	140,407	177,854
Accrued vacation	44,045	48,636
Operating lease liabilities	61,100	71,561
Interest payable	82,064	127,098
Other	219,613	265,208
	$854,900	$950,621
Other liabilities:
Deferred revenues, long-term portion	$799,565	$896,402
Deferred income taxes	1,112,063	1,228,270
Other	314,600	327,428
	$2,226,228	$2,452,100

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

The following tables present the Company's hierarchy for its assets measured at fair value on a recurring basis as of December 31, 2024 and March 31, 2024. The Company had no liabilities measured at fair value on a recurring basis as of both December 31, 2024 and March 31, 2024.

	Fair Value as of December 31, 2024	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$548,587	$548,587	$—	$—
Interest rate cap contracts	6,175	—	6,175	—
Total assets measured at fair value on a recurring basis	$554,762	$548,587	$6,175	$—

	Fair Value as of March 31, 2024	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$474,743	$474,743	$—	$—
Interest rate cap contracts	44,497	—	44,497	—
Total assets measured at fair value on a recurring basis	$519,240	$474,743	$44,497	$—

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Cash equivalents — The Company’s cash equivalents consist of money market funds, with a significant portion held in U.S. government-backed securities and treasuries.

Interest rate cap contracts — The Company assumed interest rate cap contracts to hedge the variable interest rate under Inmarsat's senior secured term loan facilities (see Note 1 — Basis of Presentation – Derivatives for more information). The Company’s interest rate cap contracts are valued using the forward interest rate curve at each reporting date (Level 2).

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Long-term debt — As of December 31, 2024, the Company’s long-term debt (including current portion) was comprised of (1) $442.6 million in aggregate principal amount of Viasat's 5.625% Senior Notes due 2025 (the 2025 Notes), $600.0 million in aggregate principal amount of Viasat's 5.625% Senior Secured Notes due 2027 (the 2027 Notes), $400.0 million in aggregate principal amount of Viasat's 6.500% Senior Notes due 2028 (the 2028 Notes), $1.975 billion in aggregate principal amount of Inmarsat's 9.000% Senior Secured Notes due 2029 (the Inmarsat 2029 Notes), and $733.4 million in aggregate principal amount of Viasat’s 7.500% Senior Notes due 2031 (the 2031 Notes), (2) borrowings under Viasat’s $700.0 million senior secured term loan facility (the 2022 Term Loan Facility), borrowings under Viasat’s $616.7 million senior secured term loan facility (the 2023 Term Loan Facility), borrowings under the 2024 Inmarsat Term Loan Facility, borrowings under Inmarsat’s original senior secured term loan facility (the Original Inmarsat Term Loan Facility and, together with the 2024 Inmarsat Term Loan Facility, the Inmarsat Term Loan Facilities) and borrowings under Viasat’s direct loan facility with the Export-Import Bank of the United States (the Ex-Im Credit Facility), and (3) finance lease obligations reported at the present value of future minimum lease payments with current accrued interest. Long-term debt related to the Revolving Credit Facilities is reported at the outstanding principal amount of borrowings, while long-term debt related to the Company's other Credit Facilities and the Notes is reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s long-term debt related to the Company's variable rate Credit Facilities approximates its carrying amount due to its variable interest rate, which approximates a market interest rate. As of December 31, 2024 and March 31, 2024, the fair value of the Company’s long-term debt related to the Ex-Im Credit Facility was Level 2 and was approximately $19.3 million and $38.5 million, respectively. As of December 31, 2024 and March 31, 2024, the estimated fair value of the Company’s outstanding long-term debt related to each series of Notes was Level 2 and was $437.0 million and $680.8 million, respectively, for the 2025 Notes, $579.0 million and $564.0 million, respectively, for the 2027 Notes, $323.2 million and $307.5 million, respectively, for the 2028 Notes, $509.9 million and $529.9 million, respectively, for the 2031 Notes. As of December 31, 2024, the estimated fair value of the Inmarsat 2029 Notes was Level 2 and was $1.81 billion. As of March 31, 2024, the estimated fair value of Inmarsat's 6.750% Senior Secured Notes due 2026 (the Inmarsat 2026 Notes) was Level 2 and was $2.04 billion. The Inmarsat 2026 Notes were repurchased and redeemed in full during the third quarter of fiscal year 2025.

Satellite performance incentive obligations — The Company’s contracts with satellite manufacturers require the Company to make monthly in-orbit satellite performance incentive payments with respect to certain satellites in commercial service, including interest, through fiscal year 2028, subject to the continued satisfactory performance of the applicable satellites. The Company records the net present value of these expected future payments as a liability and as a component of the cost of the satellites. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentive obligations on a recurring basis. The fair value of the Company’s outstanding satellite performance incentive obligations is estimated to approximate their carrying value based on current rates (Level 2). As of December 31, 2024 and March 31, 2024, the Company’s estimated satellite performance incentive obligations relating to certain satellites in commercial service, including accrued interest, were $12.7 million and $15.9 million, respectively.

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

The consideration transferred of approximately $2.7 billion was comprised of $2.1 billion of the fair value of approximately 46.36 million shares of the Company’s common stock issued at the closing of the transaction and $550.7 million in cash consideration. In connection with the Inmarsat Acquisition, the Company recorded acquisition-related transaction costs of zero during both the three and nine months ended December 31, 2024, and an insignificant amount and $30.8 million for the three and nine months ended December 31, 2023, respectively, included in selling, general and administrative expenses.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The intangible assets acquired in the Inmarsat Acquisition were determined in accordance with ASC 805, based on estimated fair values using valuation techniques consistent with the market approach, income approach and/or cost approach to measure fair value.

The condensed consolidated financial statements include the operating results of Inmarsat from the date of its acquisition on May 30, 2023. The Company recorded approximately $443.1 million and $1.0 billion in revenue during the three and nine months ended December 31, 2023, respectively, and $24.2 million and $159.3 million of net loss during the three and nine months ended December 31, 2023, respectively, from the Inmarsat business following the acquisition date, which was recorded in the Company's communication services segment in the condensed consolidated statements of operations.

In November 2023, as a part of an important milestone in the Company’s integration program following the Inmarsat Acquisition and as part of the Company’s ongoing strategy to streamline operations and better serve the Company’s growing customer base, the Company completed work on the rationalization of roles in the Company’s global business, which was intended to achieve both operational and cost efficiencies. As part of the role rationalization, the Company reduced its global workforce and recorded total costs (primarily related to employee severance payments, benefits and related termination costs) of approximately $45 million during the three and nine months ended December 31, 2023. These one-time costs were recorded within operating expenses in the Company’s consolidated statements of operations across both of the Company’s segments.

Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations for the Company and Inmarsat on a pro forma basis, as though the companies had been combined as of the beginning of fiscal year 2023, April 1, 2022. The pro forma information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the related fiscal periods. The pro forma financial information for the nine months ended December 31, 2023 included the business combination accounting effects primarily related to the amortization and depreciation changes from acquired intangible and tangible assets, interest expense from the debt issued to finance the acquisition, acquisition-related transaction costs and related tax effects.

Nine Months Ended
December 31, 2023
(In thousands)
Total revenues	$3,415,480
Net income (loss) attributable to Viasat, Inc.	$(922,451)

Note 5 — Shares Used In Computing Diluted Net Income (Loss) Per Share

The weighted average number of shares used to calculate basic and diluted net loss per share attributable to Viasat, Inc. common stockholders is the same for the three and nine months ended December 31, 2024 and for the three and nine months ended December 31, 2023, as the Company incurred a net loss attributable to Viasat, Inc. common stockholders for such periods and inclusion of potentially dilutive weighted average shares of common stock would be antidilutive.

Potentially dilutive weighted average shares excluded from the calculation for the three months ended December 31, 2024 and 2023 consisted of 227,792 shares and 255,329 shares, respectively, related to stock options (other than market-based performance stock options), 6,323,440 shares and 3,533,492 shares, respectively, related to restricted stock units (other than PSUs), 323,702 shares and zero shares, respectively, related to performance condition PSUs, and 2,198,574 shares and 802,165 shares, respectively, related to certain terms of the Viasat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Potentially dilutive weighted average shares excluded from the calculation for the nine months ended December 31, 2024 and 2023 consisted of 225,402 shares and 248,568 shares, respectively, related to stock options (other than market-based performance stock options), 5,622,696 shares and 2,068,956 shares, respectively, related to restricted stock units (other than PSUs), 145,329 shares and zero shares, respectively, related to performance condition PSUs, and 2,062,866 shares and 610,170 shares, respectively, related to certain terms of the Viasat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan.

Note 6 — Goodwill and Acquired Intangible Assets

During the nine months ended December 31, 2024, the insignificant decrease in the Company’s goodwill was primarily related to foreign currency translation effect recorded within both of the Company's segments. During the nine months ended December 31, 2023, the increase in the Company’s goodwill was primarily related to the Inmarsat Acquisition (see Note 4 — Acquisition for more information) and foreign currency translation effect recorded within both of the Company’s segments.

Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of two to 20 years (which approximates the economic pattern of benefit). Amortization expense related to other acquired intangible assets was $65.8 million and $91.7 million for the three months ended December 31, 2024 and 2023, respectively, and $198.1 million and $200.9 million for the nine months ended December 31, 2024 and 2023, respectively.

Note 7 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of December 31, 2024 and March 31, 2024:

	As of December 31, 2024	As of March 31, 2024
	(In thousands)
2022 Term Loan Facility	$682,500	$687,750
2023 Term Loan Facility	610,533	613,617
Original Inmarsat Term Loan Facility	300,000	300,000
2024 Inmarsat Term Loan Facility	1,290,250	1,300,000
Ex-Im Credit Facility	19,652	39,304
Inmarsat Revolving Credit Facility	—	—
Viasat Revolving Credit Facility	—	—
2025 Notes	442,550	700,000
Inmarsat 2026 Notes (1)	—	2,075,000
2027 Notes	600,000	600,000
2028 Notes	400,000	400,000
Inmarsat 2029 Notes	1,975,000	—
2031 Notes	733,400	733,400
Finance lease obligations (see Note 1)	164,409	26,771
Total debt	7,218,294	7,475,842
Unamortized discount, debt issuance costs and fair value adjustments made in purchase accounting	(175,569)	(288,553)
Less: current portion of long-term debt	506,922	58,054
Total long-term debt	$6,535,803	$7,129,235

(1)
On October 1, 2024, the Inmarsat 2026 Notes were repurchased and redeemed in full with the net proceeds of the Inmarsat 2029 Notes and cash on hand.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2022 Term Loan Facility

In March 2022, the Company entered into the $700.0 million 2022 Term Loan Facility, which was fully drawn at closing and matures on March 4, 2029. At December 31, 2024, the Company had $682.5 million in principal amount of outstanding borrowings under the 2022 Term Loan Facility.

Borrowings under the 2022 Term Loan Facility are required to be repaid in quarterly installments of $1.75 million each, which commenced on September 30, 2022, followed by a final installment of $654.5 million at maturity. Borrowings under the 2022 Term Loan Facility bear interest, at the Company’s option, at either (1) a base rate equal to the greater of the administrative agent’s prime rate as announced from time to time, the federal funds effective rate plus 0.50%, and the forward-looking term SOFR rate administered by CME for a one-month interest period plus 1.00%, subject to a floor of 1.50% for the initial term loans, plus an applicable margin of 3.50%, or (2) the forward-looking term SOFR rate administered by CME for the applicable interest period, subject to a floor of 0.50% for the initial term loans, plus an applicable margin of 4.50%. As of December 31, 2024, the effective interest rate on the Company’s outstanding borrowings under the 2022 Term Loan Facility was 9.51%. The 2022 Term Loan Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the 2022 Term Loan Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of December 31, 2024, none of the Company’s subsidiaries guaranteed the 2022 Term Loan Facility.

The 2022 Term Loan Facility contains covenants that restrict, among other things, the ability of Company and its restricted subsidiaries to incur additional debt, grant liens, sell assets, make investments, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the 2022 Term Loan Facility as of December 31, 2024.

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

2023 Term Loan Facility

In connection with the closing of the Inmarsat Acquisition, on May 30, 2023, the Company entered into the $616.7 million 2023 Term Loan Facility, which was fully drawn at closing and matures on May 30, 2030. At December 31, 2024, the Company had $610.5 million in principal amount of outstanding borrowings under the 2023 Term Loan Facility.

Borrowings under the 2023 Term Loan Facility are required to be repaid in quarterly installments of $1.5 million each, which commenced on December 31, 2023, followed by a final installment of $576.6 million at maturity. Borrowings under the 2023 Term Loan Facility bear interest, at the Company's option, at either (1) a base rate equal to the greater of the administrative agent’s prime rate as announced from time to time, the federal funds effective rate plus 0.50%, and the forward-looking term SOFR rate administered by CME for a one-month interest period plus 1.00%, subject to a floor of 1.50% for the initial term loans, plus an applicable margin of 3.50%, or (2) the forward-looking term SOFR rate administered by CME for the applicable interest period, subject to a floor of 0.50% for the initial term loans, plus an applicable margin of 4.50%, plus a credit spread adjustment ranging from 0.11% to 0.43%. As of December 31, 2024, the effective interest rate on the Company’s outstanding borrowings under the 2023 Term Loan Facility was 10.05%. The 2023 Term Loan Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the 2023 Term Loan Facility) and secured by substantially all of the Company’s assets and any such subsidiaries' assets. As of December 31, 2024, none of the Company’s subsidiaries guaranteed the 2023 Term Loan Facility.

The 2023 Term Loan Facility contains covenants that restrict, among other things, the ability of Company and its restricted subsidiaries to incur additional debt, grant liens, sell assets, make investments, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the 2023 Term Loan Facility as of December 31, 2024.

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

Inmarsat Secured Credit Facilities

In March 2024, Inmarsat amended its then-existing senior secured credit facilities to (among other matters): (1) establish the $1.3 billion 2024 Inmarsat Term Loan Facility, the proceeds of which, together with cash on hand, were used to repay approximately $1.38 billion of the outstanding borrowings under the Original Inmarsat Term Loan Facility, resulting in $300.0 million in principal amount of borrowings remaining outstanding under the Original Inmarsat Term Loan Facility at the closing of the amendment, and (2) replace the prior $700.0 million revolving credit facility with a new $550.0 million revolving line of credit (including up to $100.0 million of letters of credit) (the Inmarsat Revolving Credit Facility and, together with the 2024 Inmarsat Term Loan Facility and the Original Inmarsat Term Loan Facility, the Inmarsat Secured Credit Facilities). The maturity date for the Original Inmarsat Term Loan Facility is December 12, 2026, and for the 2024 Inmarsat Term Loan Facility is September 28, 2029. The Inmarsat Revolving Credit Facility matures on the earlier of March 28, 2027 and (if more than $100.0 million of borrowings are outstanding under the Original Inmarsat Term Loan Facility) the date that is 91 days prior to the maturity of the Original Inmarsat Term Loan Facility. As of December 31, 2024, Inmarsat had $1.3 billion in principal amount of outstanding borrowings under the 2024 Inmarsat Term Loan Facility and $300.0 million in principal amount of outstanding borrowings under the Original Inmarsat Term Loan Facility. As of December 31, 2024, the Inmarsat Revolving Credit Facility was undrawn and there were no amounts outstanding under standby letters of credit, leaving borrowing availability under the Inmarsat Revolving Credit Facility as of December 31, 2024 of $550.0 million.

Borrowings under the 2024 Inmarsat Term Loan Facility are required to be repaid in quarterly installments of $3.25 million each, which commenced in the quarter ended June 30, 2024, followed by a final installment of $1.23 billion at maturity. As a result of the voluntary prepayments at the closing of the amendment, all quarterly amortization installments with respect to the Original Inmarsat Term Loan Facility have been reduced to zero, with the only remaining scheduled principal repayment being a final installment of $300.0 million at the maturity date on December 12, 2026.

Borrowings under the Inmarsat Secured Credit Facilities: (1) in the case of borrowings denominated in U.S. Dollars, bear interest, at Inmarsat's option, at either (i) the highest of (x) for the Original Inmarsat Term Loan Facility, the greater of the federal funds rate or the overnight banking fund rate for such day plus 0.50% and for the 2024 Inmarsat Term Loan Facility, the federal funds rate plus 0.50%, (y) the forward-looking one-month term SOFR rate plus 1.00% or (z) the administrative agent's prime rate as announced from time to time, or (ii) the forward-looking term SOFR rate for the applicable interest period (subject to, in the case of the 2024 Inmarsat Term Loan Facility, a floor of 0.50% per annum, in the case of the Inmarsat Revolving Credit Facility, a floor of 0.00% per annum and, in the case of the Original Inmarsat Term Loan Facility, a floor of 1.00% per annum), and (2) in the case of borrowings denominated in available currencies other than U.S. Dollars, bear interest based upon the applicable benchmark for such currencies (as described in the Inmarsat Secured Credit Facilities) plus, in all cases, an applicable margin. The applicable margin for the Original Inmarsat Term Loan Facility is 2.50% per annum for base rate loans and 3.50% per annum for SOFR loans. The applicable margin for the 2024 Inmarsat Term Loan Facility is 3.50% per annum for base rate loans and 4.50% per annum for SOFR loans. The applicable margin for borrowings under the Inmarsat Revolving Credit Facility is based on Inmarsat’s total net leverage ratio and ranges between 1.50% and 2.25% per annum for base rate loans and 2.50% and 3.25% per annum for SOFR loans. As of December 31, 2024, the weighted average effective interest rate on the Company's outstanding borrowings under the Inmarsat Term Loan Facilities, including the impact of interest rate cap contracts (see Note 1 — Basis of Presentation – Derivatives for more information), was approximately 9.31%. The Inmarsat Secured Credit Facilities are required to be guaranteed by certain material Inmarsat subsidiaries and secured by substantially all of the assets of the Inmarsat borrowers and subsidiary guarantors.

The Inmarsat Secured Credit Facilities contain covenants that restrict, among other things, Inmarsat’s ability to incur additional debt, grant liens, sell assets, make investments and acquisitions, pay dividends and make certain other restricted payments. In addition, financial covenants regarding Inmarsat’s total net leverage ratio and interest coverage ratio apply to the Inmarsat Revolving Credit Facility. The borrowers under the Inmarsat Secured Credit Facilities were in compliance with the financial covenants under the Inmarsat Secured Credit Facilities as of December 31, 2024.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Borrowings under the Inmarsat Term Loan Facilities are recorded as current portion of long-term debt and as other long-term debt, net of unamortized discount, unamortized fair value adjustment made in purchase accounting and debt issuance costs, in the Company’s condensed consolidated financial statements. The 2024 Inmarsat Term Loan Facility was issued with an original issue discount of 2.00%.

Ex-Im Credit Facility

The Ex-Im Credit Facility originally provided a $362.4 million senior secured direct loan facility, which was fully drawn. Of the $362.4 million in principal amount of borrowings made under the Ex-Im Credit Facility, $321.2 million was used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remaining $41.2 million used to finance the total exposure fees incurred under the Ex-Im Credit Facility (which included all previously accrued completion exposure fees). As of December 31, 2024, the Company had $19.7 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility.

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

The Ex-Im Credit Facility contains financial covenants regarding Viasat’s maximum total leverage ratio and minimum interest coverage ratio. In addition, the Ex-Im Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Ex-Im Credit Facility as of December 31, 2024.

Borrowings under the Ex-Im Credit Facility are recorded as current portion of long-term debt, net of unamortized discount and debt issuance costs, in the Company’s condensed consolidated financial statements. The discount of $42.3 million (consisting of the initial $6.0 million pre-exposure fee, $35.3 million of completion exposure fees, and other customary fees) and deferred financing cost associated with the issuance of the borrowings under the Ex-Im Credit Facility are amortized to interest expense on an effective interest rate basis over the weighted average term of the Ex-Im Credit Facility and in accordance with the related payment obligations.

Viasat Revolving Credit Facility

As of December 31, 2024, Viasat's revolving credit facility (the Viasat Revolving Credit Facility) provided a $647.5 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of the earliest of (A) August 24, 2028 and (B) the springing maturity date (as defined in the Viasat Revolving Credit Agreement, which is effectively 91 days prior to the maturity date of certain material debt for borrowed money of Viasat and its subsidiaries to the extent certain conditions have not been satisfied as of such date). As of December 31, 2024, the Company had no outstanding borrowings under the Viasat Revolving Credit Facility and $62.0 million outstanding under standby letters of credit, leaving borrowing availability under the Viasat Revolving Credit Facility as of December 31, 2024 of $585.5 million.

Borrowings under the Viasat Revolving Credit Facility bear interest, at the Company’s option, at either (1) the highest of the federal funds rate plus 0.50%, forward-looking term SOFR (as defined in the definitive credit agreement governing the Viasat Revolving Credit Facility) for an interest period of one month plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) forward-looking term SOFR (not to be less than 0.00% per annum), plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. The Company has capitalized certain amounts of interest expense on the Viasat Revolving Credit Facility in connection with the construction of various assets during the construction period. The Viasat Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Viasat Revolving Credit Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of December 31, 2024, none of the Company’s subsidiaries guaranteed the Viasat Revolving Credit Facility.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The Viasat Revolving Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Viasat Revolving Credit Facility contains covenants that restrict, among other things, the Company’s ability to incur additional debt, grant liens, sell assets, make investments and acquisitions, make capital expenditures, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Viasat Revolving Credit Facility as of December 31, 2024.

Senior Notes

Senior Notes due 2025

In September 2017, the Company issued $700.0 million in principal amount of 2025 Notes in a private placement to institutional buyers. During the second quarter of fiscal year 2025, the Company repurchased $257.5 million in aggregate principal amount of 2025 Notes in open market transactions, resulting in $442.6 million in principal amount of 2025 Notes remaining outstanding as of December 31, 2024. As a result, the Company recorded a gain of an insignificant amount in (loss) gain on extinguishment of debt, net in the condensed consolidated statement of operations for the nine months ended December 31, 2024. The 2025 Notes were issued at face value and are recorded as current portion of long-term debt, net of debt issuance costs, in the Company’s condensed consolidated financial statements. The 2025 Notes bear interest at the rate of 5.625% per year, payable semi-annually in cash in arrears, which interest payments commenced in March 2018. Debt issuance costs associated with the issuance of the 2025 Notes are amortized to interest expense on a straight-line basis over the term of the 2025 Notes, the results of which are not materially different from the effective interest rate basis.

The 2025 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Viasat Revolving Credit Facility. As of December 31, 2024, none of the Company’s subsidiaries guaranteed the 2025 Notes. The 2025 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2025 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2025 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

The 2025 Notes may be redeemed, in whole or in part, at any time at a redemption price of 100%, plus accrued and unpaid interest, if any, thereon to the redemption date. The 2025 Notes become due and payable in full on September 15, 2025.

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

On October 1, 2024, Inmarsat used the net proceeds from the issuance of the Inmarsat 2029 Notes, together with cash on hand, to redeem all of the remaining $1.97 billion in principal amount of Inmarsat 2026 Notes at a redemption price of 100% of the principal amount so redeemed plus accrued and unpaid interest thereon to the redemption date, and the indenture governing the Inmarsat 2026 Notes was satisfied and discharged in accordance with its terms. As a result of the repurchase and redemption of the Inmarsat 2026 Notes in July and October 2024, during the three and nine months ended December 31, 2024, the Company recorded a loss of $96.6 million and $100.3 million, respectively, in (loss) gain on extinguishment of debt, net in the condensed consolidated statement of operations, related to an unamortized fair value adjustment made in purchase accounting. The Inmarsat 2026 Notes bore interest at the rate of 6.750% per year, payable semi-annually in cash in arrears and were recorded as long-term debt, net of unamortized fair value adjustment made in purchase accounting, as of March 31, 2024 in the Company’s condensed consolidated financial statements.

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

The 2027 Notes are required to be guaranteed on a senior secured basis by each of the Company’s existing and future subsidiaries that guarantees the Viasat Revolving Credit Facility. As of December 31, 2024, none of the Company’s subsidiaries guaranteed the 2027 Notes. The 2027 Notes are secured, equally and ratably with the 2022 Term Loan Facility, the 2023 Term Loan Facility, the Viasat Revolving Credit Facility and any future parity lien debt, by liens on substantially all of the Company’s and such subsidiaries' assets.

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

The 2028 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Viasat Revolving Credit Facility. As of December 31, 2024, none of the Company’s subsidiaries guaranteed the 2028 Notes. The 2028 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2028 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2028 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

Inmarsat Senior Secured Notes due 2029

On September 25, 2024, certain subsidiaries of Inmarsat Holdings issued $1.975 billion in principal amount of Inmarsat 2029 Notes in a private placement to institutional buyers. The Inmarsat 2029 Notes were issued at face value and are recorded as long-term debt, net of debt issuance costs, in the Company’s condensed consolidated financial statements. The Inmarsat 2029 Notes bear interest at the rate of 9.000% per year, payable semi-annually in cash in arrears, which interest payments commence in March 2025. Debt issuance costs associated with the issuance of the Inmarsat 2029 Notes are amortized to interest expense on a straight-line basis over the term of the Inmarsat 2029 Notes, the results of which are not materially different from the effective interest rate basis. Inmarsat used the net proceeds from the issuance of the Inmarsat 2029 Notes, together with cash on hand, to redeem all of the outstanding Inmarsat 2026 Notes on October 1, 2024.

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

Senior Notes due 2031

In September 2023, the Company issued $733.4 million in principal amount of 2031 Notes in a private placement to institutional buyers to replace the $733.4 million unsecured bridge loan facility that was entered into in connection with the closing of the Inmarsat Acquisition on May 30, 2023. The 2031 Notes were issued at face value and are recorded as long-term debt, net of debt issuance costs, in the Company’s condensed consolidated financial statements. The 2031 Notes bear interest at the rate of 7.500% per year, payable semi-annually in cash in arrears, which interest payments commenced in May 2024. Debt issuance costs associated with the issuance of the 2031 Notes are amortized to interest expense on a straight-line basis over the term of the 2031 Notes, the results of which are not materially different from the effective interest rate basis.

The 2031 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Viasat Revolving Credit Facility. As of December 31, 2024, none of the Company’s subsidiaries guaranteed the 2031 Notes. The 2031 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2031 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2031 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

Note 8 — Related-Party Transactions

In the normal course of business, the Company engages in transactions with its equity method investments (Navarino UK and JSAT Mobile), which are considered related-party transactions. The Company recognized revenue from Navarino UK and JSAT Mobile in the amounts of $16.2 million and $17.3 million for the three months ended December 31, 2024 and 2023, respectively, and $50.0 million and $42.6 million for the nine months ended December 31, 2024 and 2023, respectively. The Company received cash of $16.2 million and $18.0 million from Navarino UK and JSAT Mobile for the three months ended December 31, 2024 and 2023, respectively, and $52.4 million and $43.1 million for the nine months ended December 31, 2024 and 2023, respectively. Accounts receivable from Navarino UK and JSAT Mobile as of December 31, 2024 and March 31, 2024 was $9.4 million and $13.2 million, respectively.

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

The Company has contracts with various U.S. Government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. Government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. Government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. Government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. As of December 31, 2024, the DCMA had approved the Company’s incurred costs through fiscal year 2022. The DCMA is currently auditing the Company’s fiscal year 2023 and 2024 recurring incurred cost submissions. The Company's cost accounting practices are examined for compliance with the applicable CAS. Although the Company has recorded contract revenues subsequent to fiscal year 2022 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. The Company had $11.4 million and $16.6 million as of December 31, 2024 and March 31, 2024, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. Government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on the status of the related contracts.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

In September 2023, the Company settled certain pending litigation. Under the terms of the settlement and licensing agreement, the Company receives certain payments, which may vary based on sales of licensed products. In the first quarter of fiscal year 2025, the Company received a payment of approximately $41.7 million, which was recognized as product revenue in the Company’s defense and advanced technologies segment for the nine months ended December 31, 2024. In the second quarter of fiscal year 2024, the Company received a payment, of which $99.9 million was recognized as product revenue in the Company’s defense and advanced technologies segment and $7.2 million as interest income for the nine months ended December 31, 2023. The Company may from time to time receive additional licensing and royalty payments under the settlement and licensing agreement.

Note 10 — Income Taxes

For the three and nine months ended December 31, 2024, the Company recorded income tax benefits of $11.8 million and $4.7 million, respectively, resulting in effective tax rates of 7% and 2%, respectively. The effective tax rates for the periods differed from the U.S. statutory rate primarily due to a U.S. valuation allowance, foreign tax rate differences, and decreases in the Company's unrecognized tax benefits.

For the three and nine months ended December 31, 2023, the Company recorded income tax benefits of $34.5 million and $128.1 million, respectively, resulting in effective tax rates of 22% and 12%, respectively. The effective tax rate for the three months ended December 31, 2023 did not differ significantly from the U.S. statutory rate despite a valuation allowance recorded against the Company's U.S. net deferred tax assets primarily due to the impacts of purchase price allocation adjustments with respect to the Inmarsat Acquisition recorded in the third quarter of fiscal year 2024. While the effective tax rate for the three months ended December 31, 2023 did not significantly differ from the U.S. statutory rate, the effective tax rate for the nine months ended December 31, 2023 differed from the U.S. statutory rate primarily due to a valuation allowance recorded against the Company's U.S. net deferred tax assets during the second quarter of fiscal year 2024.

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

The Company's total valuation allowance increased from $353.6 million at March 31, 2024 to $371.5 million at December 31, 2024 relating to carryforwards for federal, state, and foreign net operating losses, federal and state R&D tax credits, and foreign tax credits.

For the three and nine months ended December 31, 2024, the Company’s gross unrecognized tax benefits decreased by $8.3 million and increased by an insignificant amount, respectively, and interest and penalties decreased by $4.2 million and $3.7 million, respectively. Of the total $185.9 million gross unrecognized tax benefits at December 31, 2024, $12.4 million would reduce the Company's annual effective tax rate if recognized based on the Company's valuation allowance position at December 31, 2024.

Note 11 — Segment Information

The Company reports its results in two separate segments consisting of communication services and defense and advanced technologies. The Company's segments are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance. Due to the resegmentation that was implemented commencing with the first quarter of fiscal year 2025, prior period segment amounts have been recast to conform to the current segment presentation.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Segment revenues and operating profits (losses) for the three and nine months ended December 31, 2024 and 2023 were as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
	(In thousands)
Revenues:
Communication services
Aviation services	$263,880	$236,008	$783,022	$611,169
Government satcom services	195,048	176,311	558,796	428,778
Maritime services	118,895	130,121	364,021	305,894
Fixed services and other services	181,162	229,929	567,651	691,063
Total services	758,985	772,369	2,273,490	2,036,904
Total products	61,362	102,489	200,029	244,771
Total communication services revenues	820,347	874,858	2,473,519	2,281,675
Defense and advanced technologies
Total services	50,385	53,097	154,915	155,667

Information security and cyber defense products	89,497	72,115	228,552	211,169
Space and mission systems products	77,752	65,182	229,840	229,875
Tactical networking products	78,528	57,676	229,972	137,505
Advanced technologies and other products	7,258	5,611	55,691	117,854
Total products	253,035	200,584	744,055	696,403
Total defense and advanced technologies revenues	303,420	253,681	898,970	852,070
Elimination of intersegment revenues	—	—	—	—
Total revenues	$1,123,767	$1,128,539	$3,372,489	$3,133,745

Operating profits (losses):
Communication services	$44,357	$36,049	$85,829	$(805,080)
Defense and advanced technologies	42,738	11,752	168,562	115,883
Elimination of intersegment operating profits (losses)	—	—	—	—
Segment operating profit (loss) before corporate and amortization of acquired intangible assets	87,095	47,801	254,391	(689,197)
Corporate	—	—	—	—
Amortization of acquired intangible assets	(65,847)	(91,719)	(198,086)	(200,904)
Income (loss) from operations	$21,248	$(43,918)	$56,305	$(890,101)

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Assets identifiable to segments include accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill, which identification is consistent with the information provided to the Company's chief operating decision maker for purposes of evaluating segment performance or allocating resources. Segment assets as of December 31, 2024 and March 31, 2024 were as follows:

	As of December 31, 2024	As of March 31, 2024
	(In thousands)
Segment assets:
Communication services	$4,543,153	$4,819,535
Defense and advanced technologies	382,941	341,450
Total segment assets	4,926,094	5,160,985
Corporate assets	10,674,257	11,168,379
Total assets	$15,600,351	$16,329,364

Other acquired intangible assets, net and goodwill included in segment assets as of December 31, 2024 and March 31, 2024 were as follows:

	Other Acquired Intangible Assets, Net		Goodwill
	As of December 31, 2024	As of March 31, 2024	As of December 31, 2024	As of March 31, 2024
	(In thousands)
Communication services	$2,338,088	$2,544,315	$1,580,480	$1,581,937
Defense and advanced technologies	—	152	39,787	39,826
Total	$2,338,088	$2,544,467	$1,620,267	$1,621,763

Depreciation and amortization of intangible assets allocated to segments for the three and nine months ended December 31, 2024 and 2023 was as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
	(In thousands)
Communication services	$254,962	$231,274	$776,134	$604,738
Defense and advanced technologies	16,946	13,633	49,405	39,328
Corporate (1)	65,847	91,719	198,086	200,904
Total depreciation and amortization of intangible assets	$337,755	$336,626	$1,023,625	$844,970

(1)
Corporate amounts include the amortization of acquired intangible assets as they are not considered part of management’s evaluation of segment performance.

Revenues by geographic area for the three and nine months ended December 31, 2024 and 2023 were as follows:

	Three Months Ended	Nine Months Ended
	December 31, 2024	December 31, 2024
	(In thousands)
U.S. customers	$774,383	$2,327,663
Non-U.S. customers (each country individually insignificant)	349,384	1,044,826
Total revenues	$1,123,767	$3,372,489

	Three Months Ended	Nine Months Ended
	December 31, 2023	December 31, 2023
	(In thousands)
U.S. customers	$769,135	$2,239,718
Non-U.S. customers (each country individually insignificant)	359,404	894,027
Total revenues	$1,128,539	$3,133,745

The Company distinguishes revenues from external customers by geographic area based on customer location.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 12 — Subsequent Events

Pursuant to the Company's continued integration of its networks and related satellite portfolio, in January 2025, the Company has determined that certain ground network infrastructure locations in the EMEA markets will be exited, certain related assets disposed of and long-term contracts terminated. The Company anticipates in the fourth quarter of fiscal year 2025 to record impairment charges and other liabilities related to the exit activities in the range of approximately $130 million to $180 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements regarding projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future economic conditions and performance; the development, customer acceptance and anticipated performance of technologies, products or services; the construction, completion, testing, launch, commencement of commercial service, expected performance and benefits of satellites (including future satellites planned or under construction) and the timing thereof; the impact of anomalies on the ViaSat-3 F1 and Inmarsat-6 (I-6) F2 satellites including any potential insurance proceeds that may be recoverable in connection therewith; the expected capacity, coverage, service speeds and other features of our satellites, and the cost, economics and other benefits associated therewith; anticipated subscriber growth; plans, objectives and strategies for future operations; international growth opportunities; the number of additional aircraft under existing contracts with commercial airlines anticipated to be put into service with our in-flight connectivity (IFC) systems; plans to exit certain ground network infrastructure locations in the EMEA markets and associated impairment charges and liabilities; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ materially include: our ability to realize the anticipated benefits of any existing or future satellite; unexpected expenses related to our satellite projects; risks associated with the construction, launch and operation of satellites, including the effect of any anomaly, launch, operational or deployment failure or degradation in satellite performance; capacity constraints in our business in the lead-up to the commencement of service on new satellites; increasing levels of competition in our target markets; our ability to successfully implement our business plan on our anticipated timeline or at all; the ability to realize anticipated benefits and synergies of the Inmarsat Acquisition (as defined below) and our other acquisitions, including the expectation of enhancements to our products and services, greater revenue or growth opportunities, and the realization of operating efficiencies and cost savings (including the timing and amount thereof); our ability to successfully develop, introduce and sell new technologies, products and services; audits by the U.S. Government; changes in the global business environment and economic conditions; delays in approving U.S. Government budgets and cuts in government defense expenditures; our reliance on U.S. Government contracts, and on a small number of contracts which account for a significant percentage of our revenues; reduced demand for products and services as a result of continued constraints on capital spending by customers; changes in relationships with, or the financial condition of, key customers or suppliers; our reliance on a limited number of third parties to manufacture and supply our products; introduction of new technologies and other factors affecting the communications and defense industries generally; the effect of adverse regulatory changes (including changes affecting spectrum availability or permitted uses) on our ability to sell or deploy our products and services; changes in the way others use spectrum; our inability to access additional spectrum, use spectrum for additional purposes, and/or operate satellites at additional orbital locations; competing uses of the same spectrum or orbital locations that we utilize or seek to utilize; the effect of changes to global tax laws; our level of indebtedness and ability to comply with applicable debt covenants; our involvement in litigation, including intellectual property claims and litigation to protect our proprietary technology; our dependence on a limited number of key employees; and other factors identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 and under the heading “Risk Factors” in Part II, Item 1A of this report, elsewhere in this report and our other filings with the Securities and Exchange Commission (the SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

The following are the primary business lines in our communication services segment:

•
Aviation, which includes industry-leading IFC services and wireless in-flight entertainment (W-IFE) services for commercial aircraft and business jets, narrowband safety services, and complementary aviation software services (such as cockpit, data safety and surveillance). As of December 31, 2024, we had our IFC systems installed and in service on approximately 4,030 commercial aircraft (of which approximately 80 were inactive at quarter end, mostly due to standard aircraft maintenance) and approximately 2,000 business jets with Ka-band communication services. We anticipate that approximately 1,570 additional commercial aircraft will be put into service with our IFC systems under existing customer agreements with commercial airlines. However, due to the nature of commercial airline contracts and other factors such as OEM delays, there can be no assurance that anticipated IFC services will be activated on all such additional commercial aircraft.
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
•
Maritime, which includes high-quality, resilient satellite-based broadband and narrowband communications services around the globe to commercial shipping fleets, offshore service vessel operators and commercial fishing companies, as well as NexusWave, a fully managed multi-layer connectivity service for merchant shipping companies. As of December 31, 2024, we provided Ka-band communication services to approximately 14,300 vessels.

•
Fixed services and other, which include high-speed, high-quality, reliable fixed broadband internet services to businesses and residential users (primarily in the United States as well as in various countries in Europe and Latin America), enterprise connectivity solutions, Internet-of-Things (IoT) and other narrowband services (such as L-band managed services that enable real-time machine-to-machine (M2M) position or high-value asset tracking), energy services, and prepaid internet services that provide innovative, affordable, satellite-based connectivity in communities that have little or no access to the internet. As of December 31, 2024, our U.S. fixed broadband business had approximately 205,000 subscribers with an average monthly revenue per user of $115.

On December 18, 2024, we completed a divestiture of our energy services system integration business which was part of our communication services segment included in the fixed services and other business line. The energy services system integration business had minimal strategic synergies with our core growth businesses and was immaterial to our consolidated financial statements.

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

Our revenues are primarily derived from two types of contracts: fixed-price and cost-reimbursement contracts. Fixed-price contracts (which require us to provide products and services under a contract at a specified price), comprised approximately 96% of our total revenues for both the three and nine months ended December 31, 2024, and approximately 96% and 95% of our total revenues for the three and nine months ended December 31, 2023, respectively, a majority of which are reported in our communication services segment. The remainder of our revenues for such periods was derived primarily from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit), which contracts are mainly reported within our defense and advanced technologies segment.

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

Performance obligations related to developing and delivering complex equipment built to customer specifications under long-term contracts are recognized over time as these performance obligations do not create assets with an alternative use to us and we have an enforceable right to payment for performance to date. To measure the transfer of control, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for our contracts because that best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Estimating the total costs at completion of a performance obligation requires management to make estimates related to items such as subcontractor performance, material costs and availability, labor costs and productivity and the costs of overhead. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recognized in the period the loss is determined. A one percent variance in our future cost estimates on open fixed-price contracts as of December 31, 2024 would change our income (loss) before income taxes by an insignificant amount.

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

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. Except for the impairment related to certain of our satellites under construction and satellite programs (discussed in Note 1 — Basis of Presentation – Property, equipment and satellites above), no material impairments were recorded for the three and nine months ended December 31, 2024 and 2023.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Revenues:	100%	100%	100%	100%
Service revenues	72	73	72	70
Product revenues	28	27	28	30
Operating expenses:
Cost of service revenues	47	46	47	44
Cost of product revenues	21	22	20	22
Selling, general and administrative	21	24	23	52
Independent research and development	3	4	3	3
Amortization of acquired intangible assets	6	8	6	6
Income (loss) from operations	2	(4)	2	(28)
Interest (expense) income, net	(7)	(10)	(7)	(6)
Income (loss) before income taxes	(14)	(14)	(9)	(35)
(Provision for) benefit from income taxes	1	3	—	4
Net income (loss)	(13)	(11)	(9)	(31)
Net income (loss) attributable to Viasat, Inc.	(14)	(11)	(10)	(31)

Three Months Ended December 31, 2024 vs. Three Months Ended December 31, 2023

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2024	December 31, 2023	Increase (Decrease)	Increase (Decrease)
Service revenues	$809.4	$825.5	$(16.1)	(2)%
Product revenues	314.4	303.1	11.3	4%
Total revenues	$1,123.8	$1,128.5	$(4.8)	—%

Our total revenues decreased by $4.8 million as a result of a $16.1 million decrease in service revenues, partially offset by a $11.3 million increase in product revenues. The decrease in service revenues was driven by decreases of $13.4 million in our communication services segment and $2.7 million in our defense and advanced technologies segment. The increase in product revenues was driven by a $52.5 million increase in our defense and advanced technologies segment, partially offset by a $41.1 million decrease in our communication services segment.

Cost of revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2024	December 31, 2023	Increase (Decrease)	Increase (Decrease)
Cost of service revenues	$527.7	$514.8	$13.0	3%
Cost of product revenues	234.2	252.5	(18.3)	(7)%
Total cost of revenues	$761.9	$767.3	$(5.3)	(1)%

Cost of revenues decreased by $5.3 million due to a decrease of $18.3 million in cost of product revenues, partially offset by an increase of $13.0 million in cost of service revenues. The decrease in cost of product revenues was primarily driven by higher margins primarily in our defense and advanced technologies segment due to a higher mix of our product revenues associated with our royalty and licensing agreements versus hardware and other product related revenues. The increase in cost of service revenues was primarily attributable to lower margins, partially offset by a decrease in cost of service revenues of $10.0 million on a constant margin basis as a result of lower service revenues, both of which were mainly in our communication services segment.

Selling, general and administrative expenses

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2024	December 31, 2023	Increase (Decrease)	Increase (Decrease)
Selling, general and administrative	$238.0	$271.7	$(33.7)	(12)%

The $33.7 million decrease in selling, general and administrative (SG&A) expenses was primarily due to lower support costs of $17.5 million and lower selling costs of $8.9 million, both of which were mainly in our communication services segment. The decrease in support costs reflects a reduction in our global workforce in November 2023 and related one-time costs included in the prior year period as we continue to integrate our business post-Inmarsat Acquisition and streamline our global operations. SG&A expenses are comprised primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, acquisition and transaction related expenses, facilities, finance, contract administration and general management.

Independent research and development

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2024	December 31, 2023	Increase (Decrease)	Increase (Decrease)
Independent research and development	$36.7	$41.7	$(5.0)	(12)%

The $5.0 million decrease in independent research and development (IR&D) expenses was due to a $7.3 million decrease in our communication services segment (primarily related to narrowband and safety of communication capabilities), partially offset by a $2.3 million increase in our defense and advanced technologies segment (primarily related to advanced technologies and other).

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to 20 years. The $25.9 million decrease in amortization of acquired intangible assets in the third quarter of fiscal year 2025 compared to the prior year period was primarily related to the final valuation of certain acquired intangible assets completed in the first quarter of fiscal year 2025, within one year of the closing of the Inmarsat Acquisition as additional information was obtained.

Interest income

The $3.2 million decrease in interest income for the three months ended December 31, 2024 compared to the prior year period was primarily due to lower interest earned as a result of a lower average invested balance in combination with lower interest rates.

Interest expense

The $39.1 million decrease in interest expense for the three months ended December 31, 2024 compared to the prior year period was primarily attributable to an increase in the amount of interest capitalized in the current year period.

Income taxes

For the three months ended December 31, 2024, we recorded an income tax benefit of $11.8 million, resulting in an effective tax rate of 7%. The effective tax rate for the period differed from the U.S. statutory rate primarily due to a U.S. valuation allowance, foreign tax rate differences, and decreases in our unrecognized tax benefits. For the three months ended December 31, 2023, we recorded an income tax benefit of $34.5 million, resulting in an effective tax rate of 22%. The effective tax rate for the period did not differ significantly from the U.S. statutory rate despite a valuation allowance recorded against our U.S. net deferred tax assets primarily due to the impacts of purchase price allocation adjustments with respect to the Inmarsat Acquisition recorded in the quarter.

Segment Results for the Three Months Ended December 31, 2024 vs. Three Months Ended December 31, 2023

Communication services segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2024	December 31, 2023	Increase (Decrease)	Increase (Decrease)
Segment service revenues	$759.0	$772.4	$(13.4)	(2)%
Segment product revenues	61.4	102.5	(41.1)	(40)%
Total segment revenues	$820.3	$874.9	$(54.5)	(6)%

Our communication services segment revenues decreased by $54.5 million due to a $41.1 million decrease in product revenues and a $13.4 million decrease in service revenues. The decrease in segment product revenues was primarily due to decreases of $27.4 million in aviation products due to accelerated IFC terminal deliveries in the prior year period, $11.4 million in government satcom products and $3.1 million in fixed services and other products, mainly driven by enterprise and energy. The decrease in segment service revenues was primarily due to a $48.8 million decrease in fixed services and other (primarily related to fixed broadband services) and a $11.2 million decrease in maritime services. The decrease in segment service revenues was partially offset by a $27.9 million increase in aviation services and a $18.7 million increase in government satcom services. The IFC service revenue increase was driven primarily by the increase in the number of commercial aircraft and business jets receiving our in-flight services through our IFC systems, with our IFC systems installed and in service on approximately 4,030 commercial aircraft (of which approximately 80 were inactive at quarter end, mostly due to standard aircraft maintenance) and approximately 2,000 business jets as of December 31, 2024, compared to approximately 3,540 commercial aircraft (of which approximately 40 were inactive at quarter end, mostly due to standard aircraft maintenance) and approximately 1,700 business jets as of December 31, 2023. We continue to allocate a greater proportion of our bandwidth to our IFC business in preference to our U.S. fixed services business due to bandwidth constraints.

Segment operating profit (loss)

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2024	December 31, 2023	Increase (Decrease)	Increase (Decrease)
Segment operating profit (loss)	$44.4	$36.0	$8.3	23%
Percentage of segment revenues	5%	4%

The increase in our communication services segment operating profit was primarily due to lower SG&A expenses of $26.1 million (mostly related to support costs) and lower IR&D expenses of $7.3 million (primarily related to narrowband and safety of communication capabilities), partially offset by lower earnings contributions of $30.7 million driven by the decrease in segment revenues.

Defense and advanced technologies segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2024	December 31, 2023	Increase (Decrease)	Increase (Decrease)
Segment service revenues	$50.4	$53.1	$(2.7)	(5)%
Segment product revenues	253.0	200.6	52.5	26%
Total segment revenues	$303.4	$253.7	$49.7	20%

Our defense and advanced technologies segment revenues increased by $49.7 million due to a $52.5 million increase in product revenues, partially offset by a $2.7 million decrease in service revenues. The increase in segment product revenues was primarily driven by a $20.9 million increase in tactical networking products (mostly related to tactical terrestrial networking products), in addition to a $17.4 million increase in information security and cyber defense and a $12.6 million increase in space and mission systems. The decrease in segment service revenues was primarily driven by a $5.9 million decrease in tactical networking services (mostly related to government satellite communication systems), partially offset by an increase of $2.6 million in advanced technologies and other and an increase of $2.3 million in space and mission systems.

Segment operating profit (loss)

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2024	December 31, 2023	Increase (Decrease)	Increase (Decrease)
Segment operating profit (loss)	$42.7	$11.8	$31.0	264%
Percentage of segment revenues	14%	5%

The increase in our defense and advanced technologies segment operating profit was primarily due to higher earnings contributions of $31.2 million, primarily driven by increased revenues and improved margins in tactical networking products (mostly related to tactical terrestrial networking products) with a higher mix of our product revenues associated with our royalty and licensing agreements versus hardware and other product related revenues, and lower SG&A expenses of $2.0 million (mostly related to selling, and bid and proposal costs), partially offset by higher IR&D expenses of $2.3 million (primarily related to other advanced technologies).

Nine Months Ended December 31, 2024 vs. Nine Months Ended December 31, 2023

Revenues

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2024	December 31, 2023	Increase (Decrease)	Increase (Decrease)
Service revenues	$2,428.4	$2,192.6	$235.8	11%
Product revenues	944.1	941.2	2.9	—%
Total revenues	$3,372.5	$3,133.7	$238.7	8%

Our total revenues increased by $238.7 million as a result of a $235.8 million increase in service revenues and a $2.9 million increase in product revenues. The increase in service revenues was due to a $236.6 million increase in our communication services segment, partially offset by a $0.8 million decrease in our defense and advanced technologies segment. The increase in product revenues was due to a $47.7 million increase in our defense and advanced technologies segment, partially offset by a $44.7 million decrease in our communication services segment.

Cost of revenues

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2024	December 31, 2023	Increase (Decrease)	Increase (Decrease)
Cost of service revenues	$1,576.0	$1,374.9	$201.1	15%
Cost of product revenues	671.9	703.6	(31.7)	(5)%
Total cost of revenues	$2,247.9	$2,078.5	$169.4	8%

Cost of revenues increased by $169.4 million due to a $201.1 million increase in cost of service revenues, partially offset by a $31.7 million decrease in cost of product revenues. The increase in cost of service revenues was primarily attributable to increased service revenues, resulting in a $147.9 million increase in cost of service revenues on a constant margin basis and also lower margins, both of which were mainly in our communication services segment. The decrease in cost of product revenues was primarily driven by higher margins primarily in our defense and advanced technologies segment due to a higher mix of our product revenues associated with our royalty and licensing agreements versus hardware and other product related revenues.

Selling, general and administrative expenses

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2024	December 31, 2023	Increase (Decrease)	Increase (Decrease)
Selling, general and administrative	$761.6	$1,640.3	$(878.7)	(54)%

The $878.7 million decrease in SG&A expenses was primarily due to a net loss of $905.5 million related to satellite impairment, including liabilities associated with the termination of certain subcontractor agreements, net of estimated insurance claim receivables recorded in our communication services segment in the prior year period. The decrease in SG&A expenses was further driven by lower selling costs of $13.1 million, partially offset by higher support costs of $41.2 million, both of which were mainly in our communication services segment.

Independent research and development

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2024	December 31, 2023	Increase (Decrease)	Increase (Decrease)
Independent research and development	$108.7	$104.2	$4.5	4%

The $4.5 million increase in IR&D expenses was mainly due to an increase of $8.8 million in our defense and advanced technologies segment (primarily related to tactical terrestrial networking and other advanced technologies), partially offset by a $4.3 million decrease in our communication services segment (primarily related to next-generation consumer broadband integrated networking technologies).

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to 20 years. The $2.8 million decrease in amortization of acquired intangible assets in the first nine months of fiscal year 2025 compared to the prior year period was primarily due to the final valuation of certain acquired intangible assets completed in the first quarter of fiscal year 2025, within one year of the closing of the Inmarsat Acquisition as additional information was obtained.

Interest income

The $8.2 million decrease in interest income for the nine months ended December 31, 2024 compared to the prior year period was primarily due to lower interest earned as a result of lower average invested balance in combination with lower interest rates, in addition to interest income received from a litigation settlement in the prior year period (see Note 9 — Commitments and Contingencies to our condensed consolidated financial statements for more information).

Interest expense

The $40.0 million increase in interest expense for the nine months ended December 31, 2024 compared to the prior year period was primarily the result of the effects of increased interest expense arising from our increased level of indebtedness following the closing of the Inmarsat Acquisition in May 2023 and the refinancing of certain debt at a higher interest rate.

Income taxes

For the nine months ended December 31, 2024, we recorded an income tax benefit of $4.7 million, resulting in an effective tax rate of 2%. The effective tax rate for the period differed from the U.S. statutory rate primarily due to a U.S. valuation allowance, foreign tax rate differences, and decreases in our unrecognized tax benefits. For the nine months ended December 31, 2023, we recorded an income tax benefit of $128.1 million, resulting in an effective tax rate of 12%. The effective tax rate for the period differed from the U.S. statutory rate primarily due to a valuation allowance recorded against our U.S. net deferred tax assets.

Segment Results for the Nine Months Ended December 31, 2024 vs. Nine Months Ended December 31, 2023

Communication services segment

Revenues

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2024	December 31, 2023	Increase (Decrease)	Increase (Decrease)
Segment service revenues	$2,273.5	$2,036.9	$236.6	12%
Segment product revenues	200.0	244.8	(44.7)	(18)%
Total segment revenues	$2,473.5	$2,281.7	$191.8	8%

Our communication services segment revenues increased by $191.8 million due to a $236.6 million increase in service revenues, partially offset by a $44.7 million decrease in product revenues. The increase in segment service revenues was primarily due to the Inmarsat Acquisition in May 2023. The Inmarsat Acquisition contributed approximately $321.7 million to the increase in service revenues in our communication services segment, as a result of three full quarters of contribution compared to only seven months in the prior year period coupled with higher revenues contributed by Inmarsat in the current year period. The inclusion of three full quarters from Inmarsat, the Inmarsat revenue increase and growth in our aviation services were partially offset by an expected decrease in revenues from fixed services and other as we continued to allocate a greater proportion of our bandwidth to our IFC business in preference to our U.S. fixed services business due to bandwidth constraints. The IFC service revenue increase was driven primarily by the increase in the number of commercial aircraft and business jets receiving our in-flight services through our IFC systems, with our IFC systems installed and in service on approximately 4,030 commercial aircraft (of which approximately 80 were inactive at quarter end, mostly due to standard aircraft maintenance) and approximately 2,000 business jets as of December 31, 2024, compared to approximately 3,540 commercial aircraft (of which approximately 40 were inactive at quarter end mostly due to standard aircraft maintenance) and approximately 1,700 business jets as of December 31, 2023. The decrease in segment product revenues was primarily driven by a $41.6 million decrease in aviation products due to accelerated IFC terminal deliveries in the prior year period and a $14.2 million decrease in government satcom products, partially offset by a $10.6 million increase in fixed and other products, mainly driven by enterprise and energy.

Segment operating profit (loss)

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2024	December 31, 2023	Increase (Decrease)	Increase (Decrease)
Segment operating profit (loss)	$85.8	$(805.1)	$890.9	111%
Percentage of segment revenues	3%	(35)%

The change in our communication services segment operating loss to an operating profit was primarily due to the recording of satellite impairment and related charges, net of estimated insurance claim receivables of approximately $905.5 million in the prior year period, as described above, as well as higher earnings contributions of $16.6 million, mainly due to increased service revenues as a result of the Inmarsat Acquisition. The change in our communication services segment operating loss to an operating profit was also attributable to lower IR&D expenses of $4.3 million (primarily related to next-generation consumer broadband integrated networking technologies), partially offset by an increase of $35.5 million in SG&A expenses (reflecting the inclusion of three full quarters of Inmarsat SG&A costs in the current year period compared to only seven months of SG&A costs in the prior year period).

Defense and advanced technologies segment

Revenues

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2024	December 31, 2023	Increase (Decrease)	Increase (Decrease)
Segment service revenues	$154.9	$155.7	$(0.8)	—%
Segment product revenues	744.1	696.4	47.7	7%
Total segment revenues	$899.0	$852.1	$46.9	6%

Our defense and advanced technologies segment revenues increased by $46.9 million due to a $47.7 million increase in product revenues, partially offset by a $0.8 million decrease in service revenues. The increase in segment product revenues was primarily due to a $92.5 million increase in tactical networking products (mostly related to tactical terrestrial networking products), as well as a $17.4 million increase in information security and cyber defense. The increase in segment product revenues was partially offset by lower contributions from certain licensing agreements in advanced technologies and other in the current year period (see Note 9 — Commitments and Contingencies to our condensed consolidated financial statements for more information). The decrease in segment service revenues was primarily due to a $5.5 million decrease in information security and cyber defense, partially offset by a $4.1 million increase in space and mission systems.

Segment operating profit (loss)

	Nine Months Ended		Dollar	Percentage
(In millions, except percentages)	December 31, 2024	December 31, 2023	Increase (Decrease)	Increase (Decrease)
Segment operating profit (loss)	$168.6	$115.9	$52.7	45%
Percentage of segment revenues	19%	14%

The increase in our defense and advanced technologies segment operating profit was primarily due to higher earnings contributions of $52.8 million, primarily driven by increased revenues and improved margins in tactical networking products (mostly related to tactical terrestrial networking products) with a higher mix of our product revenues associated with our royalty and licensing agreements versus hardware and other product related revenues, as well as lower SG&A costs of $8.7 million. The increase in operating profit was partially offset by a $8.8 million increase in IR&D expenses (primarily related to tactical terrestrial networking and other advanced technologies products).

Backlog

Our firm and funded backlog as of December 31, 2024 is reflected in the table below.

As of December 31, 2024
(In millions)
Firm backlog
Communication services	$2,616.2
Defense and advanced technologies	925.0
Total	$3,541.2
Funded backlog
Communication services	$2,587.5
Defense and advanced technologies	782.6
Total	$3,370.1

The firm backlog does not include contract options. As of December 31, 2024, approximately half of the firm backlog is expected to be delivered during the next 12 months, with the balance delivered thereafter. We include in our backlog only those orders for which we have accepted purchase orders, and not anticipated purchase orders and requests. In our communication services segment, our backlog includes fixed broadband service revenues under our subscriber agreements, but does not include future recurring IFC service revenues under our agreements with commercial airlines. As of December 31, 2024, our IFC systems were installed and in service on approximately 4,030 commercial aircraft (of which approximately 80 were inactive at quarter end, mostly due to standard aircraft maintenance). We anticipate that approximately 1,570 additional commercial aircraft will be put into service with our IFC systems under existing customer agreements with commercial airlines. Due to the nature of commercial airline contracts and other factors such as OEM delays, there can be no assurance that all anticipated purchase orders and requests will be placed or that anticipated IFC services will be activated on all such additional commercial aircraft.

Our total new awards which exclude future revenue under recurring consumer commitment arrangements were approximately $1.1 billion and $3.5 billion for the three and nine months ended December 31, 2024, respectively, compared to approximately $1.2 billion and $3.0 billion for the three and nine months ended December 31, 2023, respectively.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing, export credit agency financing and equity financing. At December 31, 2024, we had $1.6 billion in cash and cash equivalents, $1.3 billion in working capital, no outstanding borrowings and borrowing availability of $585.5 million under our $647.5 million revolving credit facility (the Viasat Revolving Credit Facility), and no outstanding borrowings and borrowing availability of $550.0 million under Inmarsat's $550.0 million revolving line of credit (the Inmarsat Revolving Credit Facility, and together with the Viasat Revolving Credit Facility, the Revolving Credit Facilities). At March 31, 2024, we had $1.9 billion in cash and cash equivalents, $2.2 billion in working capital, no outstanding borrowings and borrowing availability of $591.5 million under the Viasat Revolving Credit Facility, and no outstanding borrowings and borrowing availability of $550.0 million under the Inmarsat Revolving Credit Facility. We invest our cash in excess of current operating requirements in short-term, highly liquid bank money market funds primarily investing in U.S. government-backed securities and treasuries.

The general cash needs of our business can vary significantly and our future capital requirements will depend upon many factors, including cash required for our satellite projects and any future broadband satellite projects we may engage in, expansion of our IR&D and marketing efforts, and the nature and timing of orders. In particular:

•
The cash needs of our communication services segment tend to be driven by the timing and amount of capital expenditures (e.g., payments under satellite construction and launch contracts and investments in ground infrastructure roll-out), the timing and amount of investments in IR&D activities (including with respect to next-generation satellite payload technologies), investments in joint ventures, strategic partnering arrangements, network expansion activities, investments to obtain Supplemental Type Certificates to enable the retrofit installation of our IFC and W-IFE equipment and investments in platforms and software to support services and entry into new markets, as well as the quality of customer, type of contract, mix of contracts in backlog and payment terms, and timing and amount of recoveries under satellite insurance claims.
•
In our defense and advanced technologies segment, the primary factors determining cash needs tend to be the type and mix of contracts in backlog (e.g., product or service, development or production), timing of payments and payment terms (including restrictions on the timing of cash payments under U.S. Government procurement regulations), as well as contract duration and program performance. For example, if a program is performing well and meeting its contractual requirements, then its cash flow requirements are usually lower.

Additionally, from time to time, we evaluate possible acquisitions of, or investments in complementary businesses, products and technologies which may require the use of cash or additional financing.

In November 2023, we announced an important milestone in our integration program following our Inmarsat Acquisition. As part of our ongoing strategy to streamline operations and better serve our growing customer base, we completed our work on the rationalization of roles in our global business, which is intended to achieve both operational and cost efficiencies. As part of the role rationalization, we reduced our global workforce by approximately 800 positions, or approximately 10%, and recorded total costs (primarily related to employee severance payments, benefits and related termination costs) of approximately $45 million during the three and nine months ended December 31, 2023. These one-time costs were recorded within operating expenses in our condensed consolidated statements of operations across our segments.

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

We may, from time to time, seek to retire, prepay or repurchase our outstanding debt (including some or all of the Viasat's 5.625% Senior Notes due 2025 (the 2025 Notes)) through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. During the second quarter of fiscal year 2025, we repurchased $359.2 million in aggregate principal amount of our outstanding notes in open market transactions, consisting of approximately $101.7 million of Inmarsat's 6.750% Senior Secured Notes due 2026 (the Inmarsat 2026 Notes) and $257.5 million of 2025 Notes. During the third quarter of fiscal year 2025, we redeemed the remaining Inmarsat 2026 Notes in full. As a result, we recorded a net loss on extinguishment of debt of approximately $96.6 million and $99.8 million in (loss) gain on extinguishment of debt, net in the condensed consolidated statement of operations, for the three and nine months ended December 31, 2024, respectively, mainly related to the redemption of the Inmarsat 2026 Notes (attributable to the related unamortized fair value adjustment made in purchase accounting). If any of the 2025 Notes are not repurchased, we intend to repay the remaining 2025 Notes at maturity in September 2025. Although we can give no assurances concerning our future liquidity, we believe that we have adequate sources of funding to meet our anticipated operating requirements for the next 12 months, which include, but are not limited to, cash on hand, borrowing capacity, and cash expected to be provided by operating activities.

Cash flows

Cash provided by operating activities for the first nine months of fiscal year 2025 was $609.7 million compared to $456.2 million in the prior year period. This $153.5 million increase was driven by our operating results (net income (loss) adjusted for depreciation, amortization and other non-cash charges) which resulted in $165.4 million of higher cash provided by operating activities year-over-year, partially offset by a $11.9 million year-over-year increase in cash used to fund net operating assets. The increase in cash used to fund net operating assets during the first nine months of fiscal year 2025 when compared to the prior year period was primarily due to the timing of deferred revenue recognized under certain long-term contracts (including acquired through the Inmarsat Acquisition) in our communication services segment. Cash paid for income taxes, net, during the first nine months of fiscal year 2025 and 2024 were $174.6 million and $176.4 million, respectively. Cash paid for interest (net of amounts capitalized) during the first nine months of fiscal year 2025 and 2024 were $271.0 million and $179.9 million, respectively.

Cash used in investing activities for the first nine months of fiscal year 2025 was approximately $524.9 million compared to $1.5 billion in the prior year period. This $927.0 million decrease in cash used in investing activities year-over-year reflects decreases of $379.0 million in cash used for capital expenditures, $342.6 million in cash (net of cash acquired) used for the Inmarsat Acquisition in the first quarter of fiscal year 2024 and $240.0 million of cash receipts related to satellite insurance claim proceeds received during the first nine months of fiscal year 2025.

Cash used in financing activities for the first nine months of fiscal year 2025 was approximately $435.9 million compared to cash provided by financing activities of $1.2 billion for the prior year period. Cash used in financing activities in the first nine months of fiscal year 2025 was primarily comprised of debt repayments of $2.4 billion, partially offset by proceeds from debt borrowings of $2.0 billion (which primarily related to the repurchase and refinancing of the Inmarsat 2026 Notes). Cash provided by financing activities in the first nine months of fiscal year 2024 was primarily comprised of proceeds from debt borrowings of approximately $1.3 billion incurred in connection with the Inmarsat Acquisition. See Note 7 — Senior Notes and Other Long-Term Debt for further information.

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

Long-term debt

As of December 31, 2024, the aggregate principal amount of our total outstanding indebtedness was $7.2 billion, which was comprised of (1) $442.6 million in aggregate principal amount of the 2025 Notes, $600.0 million in aggregate principal amount of Viasat's 5.625% Senior Secured Notes due 2027, $400.0 million in aggregate principal amount of Viasat's 6.500% Senior Notes due 2028, $1.975 billion in aggregate principal amount of Inmarsat's 9.000% Senior Secured Notes due 2029, $733.4 million in aggregate principal amount of Viasat's 7.500% Senior Notes due 2031, (2) $682.5 million in principal amount of outstanding borrowings under Viasat's $700.0 million senior secured term loan facility (the 2022 Term Loan Facility), $610.5 million in principal amount of outstanding borrowings under Viasat's $616.7 million senior secured term loan facility (the 2023 Term Loan Facility), $1.6 billion in aggregate principal amount of outstanding borrowings under Inmarsat's $1.6 billion senior secured term loan facilities (the Inmarsat Term Loan Facilities), no outstanding borrowings under the Revolving Credit Facilities, and $19.7 million in principal amount of outstanding borrowings under Viasat's direct loan facility with the Export-Import Bank of the United States (the Ex-Im Credit Facility), and (3) $164.4 million of finance lease obligations. For information regarding our outstanding indebtedness, refer to Note 7 — Senior Notes and Other Long-Term Debt to our condensed consolidated financial statements.

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

Contractual Obligations

The following table sets forth a summary of certain material cash requirements for known contractual obligations and commitments at December 31, 2024:

(In thousands, including interest where applicable)	Next 12 months	Thereafter
Operating leases	$93,556	$584,703
Senior notes and other long-term debt (1)	1,096,530	8,868,027
Purchase commitments including satellite-related agreements	1,090,360	970,300
Total	$2,280,446	$10,423,030

(1)
To the extent that the interest rate on any long-term debt is variable, amounts reflected represent estimated interest payments on the applicable current outstanding balance based on the interest rate at December 31, 2024 until the applicable maturity date, net of interest rate cap contracts (maturing at the end of February 2025) set up to hedge the variable interest rates under the Inmarsat Term Loan Facilities. The interest rate cap contracts provide protection from Compound SOFR rates over 2% and covered the total nominal amount of the Inmarsat Term Loan Facilities of $1.6 billion.

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

Our condensed consolidated balance sheets included $2.2 billion and $2.5 billion of “other liabilities” as of December 31, 2024 and March 31, 2024, respectively, which primarily consisted of deferred income taxes and the long-term portion of deferred revenues. These remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at December 31, 2024 as defined in Regulation S-K Item 303(b) other than as discussed under “Contractual Obligations” above or disclosed in the notes to our condensed consolidated financial statements included in this report or in our Annual Report on Form 10-K for the year ended March 31, 2024.

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

The primary objectives of our investment activities are to preserve principal and maximize the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain a significant amount of our cash balance in money market accounts, with a significant portion held in U.S. government-backed securities and treasuries. In general, money market accounts are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our cash and cash equivalents earn interest at variable rates. Our interest income has been and may continue to be negatively impacted by low market interest rates. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Our primary interest rate under our variable rate Credit Facilities is the forward-looking term SOFR rate plus an applicable margin. As of December 31, 2024, the effective interest rate on our outstanding borrowings under the 2022 Term Loan Facility was 9.51%, and under the 2023 Term Loan Facility was 10.05%. As of December 31, 2024, the weighted average effective interest rate under the Inmarsat Term Loan Facilities was approximately 9.31%. As of December 31, 2024, the effective interest rate that would have been applied to any new SOFR-based borrowings under the Viasat Revolving Credit Facility was approximately 7.53%, and under the Inmarsat Revolving Credit Facility was approximately 7.08%. As of December 31, 2024, we had no outstanding borrowings under our Revolving Credit Facilities. Accordingly, assuming the outstanding balance under the 2022 Term Loan Facility, the 2023 Term Loan Facility and the Inmarsat Term Loan Facilities remained constant over a year and we continued to have no outstanding borrowings under the Revolving Credit Facilities, a 10% increase in the interest rates would increase interest incurred, prior to effects of capitalized interest but taking into account Inmarsat's interest rate cap contracts with respect to the Inmarsat Term Loan Facilities (which mature at the end of February 2025), by approximately $23.7 million over a 12-month period.

We have entered into interest rate cap contracts to hedge the variable interest rates under the Inmarsat Term Loan Facilities. The interest rate cap contracts provide protection from Compound SOFR rates over 2% and covered the total nominal amount of the Inmarsat Term Loan Facilities of $1.6 billion. As of December 31, 2024, a 100 basis point increase or decrease in interest rates would increase or decrease the carrying and fair values of the interest rate cap contract by approximately $2.5 million.

Foreign Exchange Risk

We generally conduct our business in U.S. dollars. However, as our international business is conducted in a variety of foreign currencies, we are exposed to fluctuations in foreign currency exchange rates. A five percent variance in foreign currencies in which our international business is conducted would change our income (loss) before income taxes by an insignificant amount for each of the three and nine months ended December 31, 2024 and 2023. Our objective in managing our exposure to foreign currency risk is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, from time to time, we may enter into foreign currency forward contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, which factors could materially affect our business, financial condition, liquidity or future results. There have been no material changes to the risk factors described in the "Risk Factors" section in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024. The risks described in our report on Forms 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

Item 5. Other Information

During the three months ended December 31, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.

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

VIASAT, INC.

February 10, 2025	/s/ MARK DANKBERG
Mark Dankberg
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ GARRETT CHASE
Garrett Chase
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ SHAWN DUFFY
Shawn Duffy
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)