Form 10-K
period 2025-03-31
VIASAT INC
filed 2025-05-27
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of September 30, 2024 was approximately $1,088,400,265 (based on the closing price on that date for shares of the registrant’s common stock as reported by the Nasdaq Global Select Market).

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of May 9, 2025 was 130,319,585.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended March 31, 2025.

VIASAT, INC.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements regarding projections of earnings, revenue, costs or other financial items; anticipated trends in our business or key markets; growth opportunities; the ability to successfully compete in our target markets and durability or strengthening of competitive advantages; the construction, completion, testing, launch, commencement of commercial service, expected performance and benefits of satellites and satellite payloads (including satellites planned or under construction) and the timing thereof; the expected capacity, coverage, service speeds and other features of our satellites, and the cost, economics and benefits associated therewith; anticipated subscriber growth; introduction and integration of multi-orbit capabilities; future economic conditions; the development, customer acceptance and anticipated performance of our technologies, products or services; plans, objectives and strategies for future operations; ability to drive capital efficiency and improved resource utilization; the number of additional aircraft or vessels anticipated to be put into service with our connectivity systems; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ materially include: our ability to realize the anticipated benefits of any existing or future satellite; unexpected expenses related to our satellite projects; risks associated with the construction, launch and operation of satellites, including the effect of any anomaly, launch, operational or deployment failure or degradation in satellite performance; capacity constraints in our business in the lead-up to the launch of services on new satellites; increasing levels of competition in our target markets; our ability to successfully implement our business plan on our anticipated timeline or at all; our ability to successfully develop, introduce and sell new technologies, products and services; audits by the U.S. Government; changes in the global business environment and economic conditions; delays in approving U.S. Government budgets and cuts in government defense expenditures; our reliance on U.S. Government contracts, and on a small number of contracts which account for a significant percentage of our revenues; reduced demand for products and services as a result of continued constraints on capital spending by customers; changes in relationships with, or the financial condition of, key customers or suppliers; our reliance on a limited number of third parties to manufacture and supply our products; introduction of new technologies and other factors affecting the communications and defense industries generally; the effect of adverse regulatory changes (including changes affecting spectrum availability or permitted uses) on our ability to sell or deploy our products and services; changes in the way others use spectrum; our inability to access additional spectrum, use spectrum for additional purposes, and/or operate satellites at additional orbital locations; competing uses of the same spectrum or orbital locations that we utilize or seek to utilize; the effect of changes to global tax laws; our level of indebtedness and ability to comply with applicable debt covenants; our involvement in litigation, including intellectual property claims and litigation to protect our proprietary technology; our dependence on a limited number of key employees; and other factors identified under the heading “Risk Factors” in Part I, Item 1A of this report, elsewhere in this report and our other filings with the Securities and Exchange Commission (the SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Company Overview

We are an innovative, global provider of communications technologies and services, focused on making connectivity accessible, available and secure for current and future customers worldwide. By leveraging our own satellite fleet and its advantages, existing national operator partnerships, plus coverage and capacity from leading third-party satellites and constellations, our services are designed to provide customers with the essential capacity density, market access, speed, bandwidth and responsiveness they need. Our end-to-end multi-band platform of satellites, ground infrastructure and user terminals enables us to provide a wide array of cost-effective, high-quality broadband, narrowband and other connectivity solutions to aviation, maritime, enterprise, consumer, military and government users around the globe, whether on the ground, in the air or at sea. In addition, our government business includes a portfolio of communications gateways; situational awareness and command and control products and services; satellite communication products and services across various frequency bands; and cybersecurity and information assurance products and services. We believe that our diversification strategy—anchored in a broad portfolio of customer-centric products and services and supported by our fleet of broadband and narrowband satellites—our vertical integration and our ability to effectively cross-deploy technologies between government and commercial applications and segments as well as across different geographic markets, provide us with a strong foundation to sustain and enhance our leadership in advanced communications and networking technologies. We conduct our business through two reportable segments: communication services and defense and advanced technologies. We changed our segment reporting structure at the beginning of fiscal year 2025, and accordingly, our results of operations for fiscal years 2024 and 2023 have been recast to reflect this new reporting structure in this report.

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

Segments

Communication Services

Our communication services segment provides a wide range of broadband and narrowband communications solutions across government and commercial mobility markets, as well as for residential and enterprise fixed broadband customers. In addition, this segment includes the development and sale of a wide array of advanced satellite and wireless products and terminals that support or enable the provision of fixed and mobile broadband and narrowband services. We design, develop and produce space system solutions for multiple orbital regimes, including geostationary earth orbit (GEO), medium earth orbit (MEO) and low earth orbit (LEO).

Our complementary fleet of 23 in service or operational satellites spans the Ka-, L- and S- bands, with 13 Ka-band satellites, eight high-availability L-band satellites (three of which are contingency L-band satellites that are operational but not currently in commercial service), an S-band satellite that supports the European Aviation Network (EAN) to provide in-flight connectivity (IFC) services to commercial airlines in Europe, and an Inmarsat-6 class hybrid Ka-/L-band satellite (the I-6 F1 satellite). In late July 2024, the ViaSat-3 F1 satellite completed in-orbit testing and was integrated into our existing satellite fleet covering the Americas. In May 2025, subsequent to fiscal year end, two Ka-band highly-elliptical earth orbit satellite payloads (GX10A and GX10B) were put in service to provide polar coverage for government customers, with commercial maritime and aviation services anticipated to follow during fiscal year 2026. Furthermore, we have eight additional geostationary earth orbit (GEO) satellites under development: two additional high-capacity Ka-band GEO satellites (ViaSat-3 F2 and ViaSat-3 F3), three additional adaptive Ka-band GEO satellites (GX 7, GX 8 and GX 9) and three Inmarsat-8 L-band GEO safety service satellites. Our extensive satellite fleet enables us to provide a wide array of high-quality broadband and narrowband services with near global coverage (including strong oceanic coverage) with greater redundancy and resiliency.

The following are the primary business lines in our communication services segment:

•
Aviation, which includes industry-leading IFC services, narrowband safety operational data services and other complementary services and applications for commercial aircraft, business jets and unmanned aircraft. As of March 31, 2025, we had our IFC systems installed and in service on approximately 4,120 commercial aircraft (of which approximately 90 were inactive at quarter end, mostly due to standard aircraft maintenance) and 2,000 business jets with Ka-band communication services. We anticipate that approximately 1,600 additional commercial aircraft will be put into service with our IFC systems under existing customer agreements with commercial airlines. However, due to the nature of commercial airline contracts and other factors such as OEM delays, there can be no assurance that anticipated IFC services will be activated on all such additional commercial aircraft.
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
•
Maritime, which includes high-quality, resilient satellite-based broadband and narrowband communications services around the globe to commercial shipping fleets, offshore service vessel operators and commercial fishing companies, as well as NexusWave, a fully managed multi-layer connectivity service for merchant shipping companies. As of March 31, 2025, we provided Ka-band communication services to approximately 14,000 vessels.
•
Fixed services and other, which includes high-speed, high-quality, reliable fixed broadband internet services to businesses and residential users (primarily in the United States as well as in various countries in Europe and Latin America), enterprise connectivity solutions, Internet-of-Things (IoT) and other narrowband services (such as L-band managed services that enable real-time machine-to-machine (M2M) position or high-value asset tracking), energy services, and prepaid internet services that provide innovative, affordable, satellite-based connectivity in communities that have little or no access to the internet. As of March 31, 2025, our U.S. fixed broadband business had approximately 189,000 subscribers with an average monthly revenue per user of $115.

We believe that growth in our communication services business will be driven in the coming years by the continued surging of demand for global mobility services (such as our aviation and maritime services), reflecting expected continued increases in the number of aircraft and maritime vessels in service, passenger volumes, internet users, applications and connected devices and platforms worldwide, as well as expansion in government satcom services. Commercial global mobility services represent a very large and fast-growing addressable market, and are at the core of our growth strategy in our communication services business. We expect that, as the number of aircraft, maritime vessels and passengers around the globe continue to grow, global mobility bandwidth demands will be able to be effectively and reliably met by our fleet of owned, leased and partner satellites.

Defense and Advanced Technologies

Our defense and advanced technologies segment develops and offers a diverse array of resilient, vertically integrated solutions to government and commercial customers, leveraging our core technical competencies in encryption, cyber security, tactical gateways, modems and waveforms.

The following are the primary business lines in our defense and advanced technologies segment:

•
Information security and cyber defense, which comprises a variety of high-quality networking, cybersecurity and information assurance products and services that provide advanced, high-speed IP-based “Type 1” and High Assurance Internet Protocol Encryption (HAIPE®)-compliant encryption solutions that enable military and government users to communicate information securely, and that protect the integrity of data stored on computers and storage devices. Information security and cyber defense also includes our MOJO expeditionary tactical gateway family of products.

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
•
Tactical networking, which provides resilient communications designed for on-the-move or on-the-pause operations in a multi-domain battlespace with friendly force tracking and narrowband solutions. Tactical networking includes the products and services offered by TrellisWare.
•
Advanced technologies and other, which includes commercial communication satellite product development, orchestration of sovereign and multi-orbit solutions, products focused on emerging growth markets (such as direct-to-device) and intellectual property licensing revenues.

We believe that growth in our defense and advanced technologies business will be driven in the coming years by increasing reliance on space-based assets for military operations, continued increases in demand for resilient communications in multi-domain operations, growing demand for digitization of military infrastructure and increased integration of commercial and defense technologies.

Our Strengths

We believe the following strengths position our business to capitalize on attractive growth opportunities in our business:

•
Deep Satellite Fleet Spanning Multiple Frequency Bands. Our multi-band satellite platform with 23 in service or operational satellites enables us to provide customers with the services they need to cost-efficiently and reliably meet their connectivity needs, including at peak times in the most congested areas. Customers in our target markets demand high-quality, reliable connectivity services that can meet mission-critical needs at the busiest places and times, backed by robust and measurable service level agreements. Our deep and capital-efficient satellite fleet, with multiple GEO satellites providing near-global broadband and narrowband coverage (including strong oceanic coverage and polar reach), is ideally suited to meet these customer needs – and will be further enhanced by our eight additional GEO satellites under development. Demand for bandwidth is highly geographically concentrated, with 90% of total bandwidth demand estimated to be concentrated in just 15% of the Earth’s surface. Our GEO satellites, with their wide “field of view” and ability to flexibly and dynamically allocate capacity to meet constantly fluctuating bandwidth demands within each satellite’s footprint, enable our satellite platform to reliably and efficiently meet the peak capacity needs of our customers at the busiest times in areas of high congestion, such as airports, ports, major population centers and key transit routes. In addition, the high capacity of our satellites enables us to provide Terabits of capacity at attractive prices. In contrast, a satellite fleet comprised exclusively of LEO satellites typically suffers from a surplus of capacity in low-demand areas, and unreliable or insufficient capacity at times and places of high demand, given each satellite’s very narrow field of view. By leveraging our own satellite fleet and its advantages, existing national operator partnerships, plus coverage and capacity from leading third-party satellites and constellations, our services are designed to provide customers with the essential capacity density, market access, speed, bandwidth and responsiveness they need. Importantly, we have continued to innovate advanced multi-orbit resource management techniques to reduce costs and expand geographic coverage to better serve the unique needs of each mobility and defense customer. In forming key partnerships with multiple geostationary orbit and non-geostationary orbit operators, we are well-positioned to support delivery of Viasat’s next-generation services, improve resource utilization, and drive capital efficiency. In parallel, we are working to ensure equitable access to finite space resources and support regulatory certainty in order to enable multi-orbit solutions and related infrastructure to thrive in a shared and sustainable way.

•
Broad Array of Complex, Complementary Service Offerings, Tailored to Customer Needs. We offer a broad array of high-quality satellite-based broadband and narrowband services, combined with complementary software and encryption services with multiple applications. For example, in addition to IFC terminals and our award-winning IFC services, we offer aviation customers complementary service offerings such as wireless in-flight entertainment (W-IFE) and other digital services, encryption and monetization solutions and integrated cockpit and safety software services. Similarly, in addition to high-quality broadband connectivity services and terminals, we offer our maritime customers comprehensive software-defined managed services (such as critical safety communications capabilities, security, IoT integration and crew welfare solutions). Our ability to offer bundled complex and complementary services, products and solutions to our customers, tailored to individual customer needs and market opportunities and backed by contractual service level agreements, helps us to differentiate our offerings from our competitors and drive deeper customer engagement and “stickiness.”
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
•
Diversification of Business Model. Our business is highly diversified across many different verticals. Our core business includes IFC systems and services for commercial, private and military aircraft around the globe, high-quality broadband and narrowband systems and services for maritime vessels and land mobile users, fixed broadband user terminals and services to consumers and enterprises, and a wide portfolio of broadband, narrowband and cybersecurity information assurance products and services for government and military users. This diversification in product and service offerings, customer base, geography and market segment helps to reduce our exposure to fluctuations in any of the individual markets we serve and to provide resilience in our business performance in times of economic or political disruption. For example, during fiscal year 2021, revenue impacts to our commercial aviation business in our communication services segment resulting from the global disruption in the airline industry caused by the COVID-19 pandemic were offset by strong demand in our fixed broadband services business and other parts of our business.

•
Diverse Portfolio of Market-Leading Defense and Government Offerings. We are a leading provider of innovative communications, cybersecurity and information assurance products and solutions to the U.S. Government and other military and government users around the world. These products and services enable the transmission of secure real-time digital information and communications between fixed and mobile command centers, intelligence, defense and homeland security platforms and individuals. Our portfolio of government and military offerings leverages our technological investments in our commercial business, and includes expeditionary tactical gateways, small satellite development, fixed and mobile satellite broadband systems and services, cybersecurity and information assurance products and services. Total new awards in our defense and advanced technologies segment (excluding awards relating to our Link-16 TDL Business sold to L3Harris in January 2023) grew from approximately $0.6 billion in fiscal year 2018 to $1.6 billion in fiscal year 2025, despite an uneven defense spending environment, reflecting the high demand for our diverse portfolio of products and services for military and government users. Our expeditionary tactical gateways bridge the gap between air and ground forces by providing secure, reliable access to air and ground data transmitted over disparate networks for improved situational awareness capabilities and support communications. Our small satellite development work is market leading and is designed to enable a new tactical space layer for our government customers, enabling increasingly advanced precision operations and maneuvering. Our mobile satellite broadband offerings leverage our innovative satellite technologies and proprietary Ka-band satellite platforms, allowing us to provide high-speed, high-quality internet services to government and military personnel, aircraft, ships and land vehicles. Our secure networking products and services include a broad portfolio of advanced, high-speed, high-assurance encryption solutions that are capable of operating at speeds of up to 200 Gbps, as well as advanced cybersecurity products to detect and mitigate malicious network effects. In February 2021, we received enhanced cybersecurity accreditation from the DHS through their Enhanced Cybersecurity Services (ECS) program. As an accredited ECS provider, we receive DHS-provided sensitive and classified cybersecurity threat indicators and information to defend U.S.-based public and private computer networks, including state and local governments, against unauthorized access, denial, degradation, exploitation and data exfiltration.
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

Our Strategy

Our business strategy is to be a leader in the market segments we choose to serve by relentlessly innovating technology and business models; and to maintain our leadership position in utilization and yield with cost-efficient, high-quality satellite-based communications products and services, focused on making connectivity accessible, available and secure for current and future customers worldwide in attractive growth markets. Our strategic purpose is to responsibly and efficiently serve our customers by matching their increasing demand for bandwidth in the right place, at the right time – even in the highest demand locations – with our high capacity dynamic global satellite networks alongside hybrid multi-orbit, multi-band network service capabilities. By taking advantage of our fleet of owned, leased and partner satellites, and the dynamic beam-forming of our newest ones, we can derive and deliver substantially more value from already on-orbit resources. The principal elements of our strategy include:

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
•
Focus on Relentless Execution
o
Maintain Focus on Technology Leadership: We continue to focus on strategic research and development (R&D) to bring more efficient, effective and customer-centric high-quality broadband and narrowband communications to the global market. Our continued innovation in satellite system product development has been one of our hallmarks. We intend to maintain our leadership position in satellite systems, technologies and services, while continuing to expand our efforts in wireless communications, cloud networking and security, as well as new and emerging technologies such as direct-to-device and space-to-space communications. Our R&D efforts are supported by a global employee base that includes approximately 3,400 engineers and a culture that deeply values and supports innovation.
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

•
Continue to Expand into New Markets and Geographies
o
Enter and Disrupt New and Adjacent Markets through Technology Innovation: We continue to create or address new and adjacent markets using our technological advancements to disrupt existing business models and drive shifts in target markets and user demand. For example, the technological innovations and power of our proprietary Ka-band satellite network enabled us to disrupt the IFC business model and successfully expand our broadband service offerings into the commercial air market. As the capacity of our satellite systems continues to increase as we bring new ViaSat-3 and GX satellites currently under development into commercial service, we expect the addressable markets for our technologies, products and services to continue to expand. Higher capacity, more flexible satellites, and layers of GEO/HEO satellites covering each region, will allow us to offer a broader array of cost-effective, reliable, high-quality broadband services that can be tailored to different geographic regions and bandwidth usage demands.
o
Think Beyond Current Customer Requirements to Open New Markets: We actively seek to identify market or operational needs that are not currently served by existing communications and encryption products and services, with a view to developing unique or disruptive products and services and creating new addressable markets. In fact, a key component to the continued success of Viasat’s defense business is its expansive portfolio of non-developmental items (NDI), which are designed to rapidly deliver cutting-edge technology solutions well ahead of the traditional government procurement model. Our business model delivers advanced capabilities significantly faster, at lower lifecycle costs and with lower risk to the customer when compared to traditional defense acquisition programs and timelines.
o
Target International Expansion. We have placed tremendous effort in recent years on growing our operations, sales/distribution, customer/partner base and regulatory framework globally, including through the Inmarsat Acquisition, with the addition of Inmarsat's satellite fleet enabling us to provide high-quality broadband and narrowband services with near global coverage (including strong oceanic coverage and polar reach). We continue to believe that international markets provide attractive opportunities for the long-term growth of our business. As worldwide demand for broadband connectivity continues to grow, we expect that our comprehensive offering of next-generation broadband and narrowband satellites, advanced end-to-end communication systems and ground networking equipment and products, and their ability to enable a wide range of cost-effective, high-quality broadband and narrowband services, will be increasingly attractive internationally. Demand profile differs by geographic market, reflecting geographic, economic, political, regulatory and other factors. However, the flexibility, high bandwidth capacity and broad geographic coverage area of our multi-band satellite fleet allow us to tailor our service offerings for the opportunities and needs of different geographic markets.
•
Prioritize the End-User
o
Recognize Connectivity is a Means to an End, not an End in Itself. The value of a network is in the applications it enables. With this understanding, we have worked closely with leading edge and content providers (including companies such as Apple, Facebook, and DirecTV, among others) to enhance end-users’ experiences with their online and streaming media services over our network, helping them leverage the potential of making affordable broadband available in places where it has never been. We also work with U.S. Government agencies, major airlines and others on multiple continents to help ensure end-users have satisfying — and affordable — experiences on our network. Our expanded multi-band satellite fleet enables us to provide services with near global coverage (including strong oceanic coverage and polar reach) with greater redundancy and resiliency. In addition, we work with various international governments to help bring digital and social inclusion to their constituents through efficient satellite-enabled services such as our community internet services, which offer community hotspots, home broadband and mobile broadband in unserved and underserved areas using satellite-powered centralized terminals. By making broadband connectivity accessible to millions of people living in regions where traditional terrestrial and wireless internet services were either non-existent or cost prohibitive, we have been able to help generate positive socio-economic impacts — in education, e-commerce, finance, healthcare and more — at lower bandwidth costs.

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

Our Customers

Our customer base is highly diversified. Customers of our communication services segment reflect the diversity in our service offerings and include commercial airlines, business jet owners and operators, maritime commercial shipping fleets, offshore service vessel operators, commercial fishing companies, residential customers, small and medium-sized businesses, enterprises and government and military users. The customers of our defense and advanced technologies segment include the DoD, the DHS, select other U.S. federal, state and local government agencies, foreign governments, allied armed forces, public safety first-responders, remote government employees, commercial and defense contractors, satellite network integrators, large communications service providers and enterprises requiring complex communications and networking solutions, as well as various defense contractors, North Atlantic Treaty Organization (NATO), the European Space Agency, and privately held companies, international organizations and non-government entities that support government businesses worldwide. We enter into government contracts either directly with U.S. or foreign governments, or indirectly through domestic or international partners or resellers, and act as both a prime contractor and subcontractor for the sale of equipment and services to government and defense users.

Revenues from the U.S. Government as an individual customer comprised approximately 18%, 17% and 17% of total revenues for fiscal years 2025, 2024 and 2023, respectively. None of our other customers comprised 10% or more of total revenues in fiscal years 2025, 2024 or 2023.

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

Our federal government contracts are performed under cost-reimbursement contracts, time-and-materials contracts and fixed-price contracts. Cost-reimbursement contracts provide for reimbursement of costs and payment of a fee. The fee may be either fixed by the contract or variable, based upon cost control, quality, delivery and the customer’s subjective evaluation of the work. Under time-and-materials contracts, we receive a fixed amount by labor category for services performed and are reimbursed for the cost of materials purchased to perform the contract. Under a fixed-price contract, we agree to perform specific work, which may include product R&D, for a fixed price and, accordingly, realize the benefit or detriment to the extent that the actual cost of performing the work differs from the contract price. In fiscal year 2025, substantially all of our government revenues were generated from fixed-price contracts with the federal government or our prime contractors.

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

We conduct the majority of our R&D activities in-house and have R&D and engineering staff, which includes approximately 3,400 engineers worldwide. Our product development activities focus on products that we consider viable revenue opportunities to support both of our segments. We incurred $142.4 million, $150.7 million and $128.9 million during fiscal years 2025, 2024 and 2023, respectively, on independent research and development (IR&D) expenses, which comprise R&D not directly funded by a third party. Funded R&D contains a profit component and is therefore not directly comparable to IR&D. As a U.S. Government contractor, we may also recover a portion of our IR&D expenses, consisting primarily of salaries and other personnel-related expenses, supplies and prototype materials related to R&D programs.

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

Sales and Marketing

We have a sales presence in various domestic and international locations, and we sell our products and services both directly and indirectly through partners, as described below:

•
Communication Services Sales Organization. Our communication services sales organization involves both direct and indirect channels and varies based on subscriber and service type. Our commercial aviation offerings are sold direct to airlines, and our business aviation offerings are sold through direct sales and business development personnel as well as through aviation-focused value-added resellers. Our maritime service offerings are sold through direct and indirect value-added reseller partners targeting a variety of maritime commercial prospects. In each case, our focus is to identify business opportunities and develop solutions for the unique needs of each customer segment. Our residential fixed broadband services are primarily sold directly to customers through our Viasat Internet website, sales call centers and active retail dealers, and we utilize extensive dealer networks across the United States, as well as in each country where residential fixed broadband services are offered, to sell such services. Our business internet offerings are sold through a mix of direct sales personnel who work with enterprises and a network of enterprise-focused master agents and wholesale distribution partners. Finally, our community internet services are sold through local distribution partnerships. In addition to our sales force, we maintain a highly-trained service staff to provide technical product and service support to our customers.
•
Defense and Advanced Technologies Sales Organization. Our defense and advanced technologies sales organization consists of direct sales personnel who sell our standard products and services, and business development personnel who work with engineers, program managers, marketing managers and contract managers to identify business opportunities, develop customer relationships, develop solutions for customers’ needs, prepare proposals and negotiate contractual arrangements, as well as sales managers and sales engineers, who act as the primary interface to establish account relationships and determine technical requirements for customer networks. The period of time from initial contact through the point of product sale is varied based on the products and services provided, and can take three years for more complex developments. Products in production can usually be delivered to a customer between 90 to 180 days from the point of product sale.

•
Strategic Partners. To augment our direct sales efforts, we seek to develop key strategic relationships to market and sell our products and services. We direct our sales and marketing efforts to our strategic partners, primarily through our senior management relationships. In some cases, a strategic ally may be the prime contractor for a system or network installation and will subcontract a portion of the project to us. In other cases, the strategic ally may recommend us as the prime contractor for the design and integration of the network. We seek strategic relationships and partners based on many factors, including financial resources, technical capability, geographic location and market presence.

Our marketing team works closely with our corporate and segment leadership, customer account executives, and business development, sales and operations organizations to increase the awareness and value of the Viasat brand through a mix of positive program performance, agile, results-oriented multichannel marketing campaigns that reflect new and evolving customer journeys, public relations, paid and owned media, live and virtual events, and conference speaking engagements that keep the market current on our services, products and features. Viasat products and services, both in the U.S. and internationally, are typically sold under one unified master global brand, using a single logo and visual identity system. Our marketing team also helps identify and size new and adjacent target markets for our products and services, evaluate our customer experience, create awareness of our company and our portfolio of offerings, and generate contacts and leads within these targeted markets.

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
•
our deep understanding of our customers’ unique expectations and requirements and the factors and metrics that drive customer value in our target markets;
•
our extensive insights as to how, where, and when customer demand will intersect with our capacity supply;
•
our proven designs and network integration services for complex, customized network needs;
•
our demonstrated performance in uniquely challenging environments;
•
the increased bandwidth efficiency offered by our networks, products and services;
•
our safety certified L-band network enabling robust safety services for aviation, government and maritime customers;
•
our spectrum and market access;
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
•
our holistic suite of offerings, including our ability to offer bundled complex and complementary services, products and solutions; and
•
the overall cost-effectiveness of our communications systems, products and services.

While we believe we compete successfully on each of these factors, we expect to continue to face intense competition in each of our markets.

In our communication service segment, our aviation service offerings compete against air-to-ground mobile services and other satellite-based services, such as the services offered by Anuvu, Gogo, Intelsat, Iridium, Kuiper, Panasonic Avionics Corporation, SES, SpaceX and Thales Group, among others. Our maritime service offerings compete against KVH, SES, SpaceX and Speedcast, among others. In our fixed broadband business, we compete with broadband service offerings from wireline and wireless telecommunications companies, including cable companies, fiber and DSL companies, satellite companies and fixed wireless companies. New entrants, some with significant financial resources and new emerging offerings (including terrestrial and space-based networks, such as LEO and MEO constellations) also compete with our satellite service offerings.

In our defense and advanced technology segment, we compete with numerous other providers of satellite and terrestrial communications systems, products and equipment, including: CPI Antenna Systems Division, Comtech, EchoStar (Hughes Network Systems), General Dynamics, Gilat, iDirect Technologies, L3Harris, Maxar, Newtec, Panasonic Avionics Corporation, Safran Aerosystems, SpaceX and Thales Group. In addition, some of our customers continuously evaluate whether to develop and manufacture their own products and could elect to compete with us at any time.

The government businesses in both of our segments compete with government communications service providers and manufacturers of defense electronics products, systems or subsystems, such as BAE Systems, Collins Aerospace, EchoStar (Hughes Network Systems), Eutelsat, General Dynamics, Intelsat, Iridium, L3Harris, OneWeb, SES, SpaceX, Telesat and similar companies. We may also compete directly with the largest defense prime contractors, including Boeing, Lockheed Martin, Northrop Grumman and Raytheon Technologies Corporation. In many cases, we partner with our competitors, and therefore maintaining an open and cooperative relationship is important.

Many of our competitors have significant competitive advantages, including strong customer relationships, greater financial and management resources and access to technologies not available to us. Many of our competitors are also substantially larger than we are, may have greater brand recognition, substantial capital resources or more extensive engineering, manufacturing and marketing capabilities than we do, may have access to spectrum or technologies not available to us, or may be able to offer bundled service offerings that we are not able to replicate. As a result, these competitors may be able to adapt more quickly to changing technology or market conditions or may be able to devote greater resources to the development, promotion and sale of their products.

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

Space Stations. In the United States, the FCC authorizes the launch and operation of commercial spacecraft, and also authorizes non-U.S.-licensed spacecraft to be used to serve the United States. The FCC has authorized the use of our satellites that provide coverage to the United States. The use of these spacecraft in our business is subject to various conditions in the underlying authorizations, as well as the technical and operational requirements of the FCC’s rules and regulations.

Universal Service and Other Broadband Subsidies. Certain of our services may constitute the provision of telecommunications to, from, or within the United States, and we are required to contribute a percentage of our revenues from such services to universal service support mechanisms that subsidize the provision of services to low-income consumers, high-cost areas, schools, libraries, and rural health care providers. This percentage is set each calendar quarter by the FCC, and currently is 36.6%. Current FCC rules permit us to pass this universal service contribution through to our customers. The FCC has established universal service funding mechanisms to support the provision of voice and broadband services in certain high-cost areas of the United States. These supporting mechanisms include the Connect America Fund (CAF) and the Rural Digital Opportunity Fund (RDOF). In addition, under the new Broadband Equity, Access, and Deployment (BEAD) program, funding for broadband service is expected to be distributed by U.S. states and territories under the oversight and administration of the National Telecommunications and Information Administration (NTIA). Among other things, certain mechanisms provide, or will likely provide, support to terrestrial service providers under terms and conditions that are not available to satellite-based service providers. Support mechanisms could provide other service providers a competitive advantage in providing broadband services in supported areas, which could have a material adverse effect on our business, financial condition, and results of operations. Additionally, Viasat has been awarded $122.5 million in support under the CAF program to serve certain portions of the country, and must comply with federal and state obligations imposed in connection with such support. In July 2024, the Fifth Circuit concluded that the FCC’s universal service fund program as currently constituted violates the non-delegation doctrine under Article I of the U.S. Constitution, which decision is currently under review by the U.S. Supreme Court.

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

In April 2024, the FCC adopted an order largely reverting to the 2015 approach by reclassifying mass-market broadband internet access service as a telecommunications service under Title II of the Communications Act and re-establishing the prior net neutrality rules. The order also adopted certain additional requirements that were not part of the 2015 framework, such as entry regulation under Title II. The 2024 order was vacated by the Sixth Circuit, and it remains to be seen whether that decision will be reviewed by the U.S. Supreme Court.

In addition, legislative proposals that would impose net neutrality requirements have been considered in Congress, and some states have adopted versions of the net neutrality requirements. A lawsuit challenging California's net neutrality statute was dismissed without prejudice in May 2022, and the California statute is now in effect. Other legislative actions at the state level have been challenged in courts on federal preemption and other grounds. We cannot predict the outcome of these federal and state regulatory and legislative efforts, or any resulting impact on ISPs.

Privacy and Data Security. We are subject to federal and state laws concerning the privacy of consumers and the security we apply to their personal information. Certain of these laws provide privacy protections for certain types of personal information related to our voice services (referred to by such laws as customer proprietary network information). The Federal Trade Commission also oversees consumer privacy and data security more broadly through its authority to take enforcement action for unfair or deceptive practices, and state consumer protection laws can prompt review of privacy practices by state attorneys general. In addition, certain states have established specific consumer privacy and data security requirements, including the California Consumer Privacy Act (CCPA) and the California Privacy Rights Act that amended the CCPA in January 2023, which combined give California residents, among other things, the right to receive certain disclosures regarding the collection, use, and disclosure of personal information, as well as rights to access, delete, and restrict the sale and sharing of certain personal information collected about them by us and our service providers. State laws similar to those in California continue to multiply and evolve, and as various states pass their own comprehensive privacy laws, we and our business customers and partners could be exposed to additional regulatory complexities and obligations. All states also have enacted security breach notification laws requiring notice to consumers and government agencies upon disclosure of certain information to an unauthorized party resulting from a security breach. In addition, the SEC recently issued enhanced requirements related to the reporting of material cybersecurity incidents, and the FCC likewise has issued data breach notification rules for providers of telecommunications services.

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

We are also subject to certain other forms of foreign regulation in connection with our provision of communications services. In the area of data protection, encompassing both privacy and cybersecurity, we are subject to existing, new, and evolving laws and regulations in the markets in which we operate. For instance, certain of our business units are subject to the European Union’s (EU) General Data Protection Regulation, which imposes transparency, accountability, data security, cross-border data transfer, and other obligations on Viasat both as a data controller and a data processor of the personal data of individuals in the EU. Data protection laws and regulations can be subject to differing interpretations and may be inconsistent among jurisdictions. Certain foreign jurisdictions in which we operate also impose requirements related to network management practices, cooperation with local law enforcement agencies, and other matters. A smaller number of foreign jurisdictions in which we operate have adopted laws enabling the government to suspend ISP services in the country.

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

Seasonality

In our communication services segment, we typically see increased demand for our IFC services from airline passengers during peak holiday and summer travel periods, and historically subscriber activity for our fixed broadband services has been influenced by seasonal effects related to traditional retail selling periods (with new sales activity generally anticipated to be higher in the second half of the calendar year). However, IFC service uptake, sales activity and churn can be strongly affected by other factors which may either offset or magnify any anticipated seasonal effects, including the grounding of aircraft, flight disruptions, availability of capacity, promotional and subscriber retention efforts, changes in our resellers, distributors and wholesalers, changes in the competitive landscape, economic conditions, and other factors affecting customer demand.

Results of our government business lines in both of our segments are impacted by various factors including the timing of contract awards (with the second quarter of our fiscal year, for example, typically receiving a greater number of government contract awards) and the timing and availability of U.S. Government funding, as well as the timing of product deliveries and customer acceptance.

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

Human Capital

Employees. As of March 31, 2025, we employed approximately 7,000 individuals worldwide, with 65% of our workforce located in the United States. We consistently engage with our employees and generally consider the relationships with our employees to be positive, with a significant majority stating that they are proud to work at Viasat. Competition for technical personnel in our industry is intense. We believe our future success depends in part on our continued ability to attract, hire, engage and retain qualified personnel.

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

Our key pillars of human capital management are ensuring the health and safety of our employees, developing talented people, and fostering inclusive and engaging communities. We believe that our long-term success is in large part dependent on our success across these dimensions, and we will continue to invest in and prioritize these areas in the future.

Culture and Values. The broad range of perspectives of our employees is one of our most treasured assets. We view inclusion and belonging as a competitive advantage that drives innovation and success, and are dedicated to creating a welcoming workplace where everyone has the opportunity to thrive. These principles are embedded in everything we do, from how we approach talent to our overall business strategy. We understand that an authentic commitment to these principles starts with recruitment and talent development practices. In fiscal year 2022, we began applying hiring attribute lenses to recruitment practices to enable a more effective assessment of candidates to the talent needs of Viasat. To date, we have ten active employee resource groups designed to build meaningful connections among employees around shared experiences, cultures and interests.

Executive Officers

Set forth below is information concerning our executive officers and their ages:

Name	Age	Position
Mark Dankberg	70	Chairman of the Board and Chief Executive Officer
Robert Blair	50	Senior Vice President, General Counsel and Secretary
Girish Chandran	60	Chief Technical Officer and President, Global Space Networks
Garrett Chase	53	Senior Vice President and Chief Financial Officer
James Dodd	63	Senior Vice President and President, Commercial Services
Shawn Duffy	55	Senior Vice President and Chief Accounting Officer
Kevin Harkenrider	69	Executive Vice President and Chief Corporate Officer
Craig Miller	53	Senior Vice President, Strategic Initiatives
Mark Miller	65	Executive Vice President and Chief Technical Officer
Ben Palmer	53	President, Maritime

Mark Dankberg is a founder of Viasat and has served as Chairman of the Board and Chief Executive Officer since its inception in May 1986, except for the period from November 2020 to June 2022 when he served as Executive Chairman. Mr. Dankberg provides Viasat with significant operational, business and technological expertise in the satellite and communications industry, and intimate knowledge of the issues facing our management. Mr. Dankberg also has significant expertise and perspective as a former member of the boards of directors of companies in various industries, including communications. Prior to founding Viasat, he was Assistant Vice President of M/A-COM Linkabit, a manufacturer of satellite telecommunications equipment, from 1979 to 1986, and Communications Engineer for Rockwell International Corporation from 1977 to 1979. Mr. Dankberg holds B.S.E.E. and M.E.E. degrees from Rice University.

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

Girish Chandran joined Viasat in October 2007 as a Principal Engineer. In September 2013, Mr. Chandran was appointed Chief Technology Officer — Commercial Networks. In May 2017, he assumed the role of Chief Technical Officer, and in January 2025, he was also appointed President, Global Space Networks. Mr. Chandran has extensive experience building multimedia networks. Prior to joining Viasat, from 2001 to 2007, Mr. Chandran served as Vice President of Engineering at Newtec America Inc., a satellite communications equipment provider. From 1995 to 2001, he held several roles, including Vice President of Systems Engineering, at Tiernan Communications Inc. (acquired by Radyne Comstream Inc.), a provider of video compression and transmission solutions. Mr. Chandran earned a Ph.D. degree in Electrical Engineering from the University of California, San Diego, an M.S. degree in Electrical Communication Engineering from the Indian Institute of Science and a BSc. degree in Physics from the University of Kerala.

Garrett Chase joined Viasat in August 2024 as our Senior Vice President and Chief Financial Officer. Prior to joining Viasat, Mr. Chase worked for more than 12 years in various roles with Delta Air Lines, most recently as Senior Vice President of Operational Finance and a member of the Delta Leadership Committee, a group of top executives reporting directly to the Chief Executive Officer. Mr. Chase also served as Delta’s Interim Co-Chief Financial Officer between November 2020 and July 2021, and as Delta’s Chief Strategy Officer between May 2018 and September 2020. Prior to joining Delta Air Lines, Mr. Chase was an Institutional Investor ranked analyst and Managing Director in equity research at Barclays Capital and Lehman Brothers in New York, having followed the airline and transportation industries for 12 years. Mr. Chase earned an M.B.A. degree from The Tuck School of Business at Dartmouth College and a B.A. degree in Economics from Union College.

James Dodd joined Viasat in March 2020 as President, Global Mobile Solutions. In December 2020, he was appointed Senior Vice President and President, Global Enterprise & Mobility, in August 2023, was appointed Senior Vice President and President, Aviation, and in August 2024 assumed his current position as Senior Vice President and President, Commercial Services. Prior to joining Viasat, Mr. Dodd held a number of senior-level aviation management and engineering roles at Boeing, focused on complex Department of Defense and international contracted programs, overseeing strategic planning, execution, engineering and business development. At Boeing, Mr. Dodd served as Vice President and Program Manager — Mobility, Surveillance and Engagement from 2015 to September 2016, Vice President and Program Manager — Weapons and Missile Systems from 2013 to 2014, and Vice President and Program Manager — Phantom Works, Advanced Boeing Military Aircraft from 2011 to 2012. Mr. Dodd earned an M.B.A. degree from Seattle University and a B.S. degree in Physics from Arkansas State University.

Shawn Duffy joined Viasat in 2005 as Corporate Controller. In 2009, she was appointed Viasat’s Vice President and Corporate Controller and in 2012 was appointed Vice President — Corporate Controller and Chief Accounting Officer. From August 2012 until April 2013, Ms. Duffy also served as interim Chief Financial Officer. In June 2014, she was appointed Senior Vice President and Chief Financial Officer, and in August 2024 assumed her current position of Senior Vice President and Chief Accounting Officer. Prior to joining Viasat, Ms. Duffy was a Senior Manager at Ernst & Young, LLP, serving the technology and consumer product markets. Ms. Duffy is a certified public accountant in the State of California, and earned a B.S.B.A. degree in Accounting from San Diego State University.

Kevin Harkenrider joined Viasat in October 2006 as Director — Operations, served as Vice President — Operations from January 2007 until December 2009, served as Vice President of Viasat and Chief Operating Officer of Viasat Communications Inc. from December 2009 to April 2011, as Senior Vice President — Infrastructure Operations from April 2011 to May 2012, as Senior Vice President — Broadband Services from May 2012 to May 2015, as Senior Vice President — Commercial Networks from May 2015 to May 2018, as Senior Vice President and President, Broadband Systems from May 2018 until March 2020, as Executive Vice President — Global Operations and Chief Operations Officer from March 2020 until November 2021 and as Executive Vice President and Chief Operating Officer since November 2021. In August 2023, Mr. Harkenrider was appointed to the role of Executive Vice President and Chief Corporate Officer. As previously announced, Mr. Harkenrider intends to retire from this role on June 30, 2025. Prior to joining Viasat, Mr. Harkenrider served as Account Executive at Computer Sciences Corporation from 2002 through October 2006. From 1992 to 2001, Mr. Harkenrider held several positions at BAE Systems, Mission Solutions (formerly GDE Systems, Marconi Integrated Systems and General Dynamics Corporation, Electronics Division), including Vice President and Program Director, Vice President — Operations and Vice President — Material. Prior to 1992, Mr. Harkenrider served in several director and program manager positions at General Dynamics Corporation. Mr. Harkenrider holds a B.S. degree in Civil Engineering from Union College and an M.B.A. degree from the University of Pittsburgh

Craig Miller joined Viasat in 1995 and has held numerous technology, business and strategic leadership roles. In January 2015, Mr. Miller was appointed Chief Technology Officer — Government Systems. In May 2021, he was appointed President, Government Systems, and in August 2023, was appointed President — Global Space Networks. In January 2025, he assumed his current position of Senior Vice President, Strategic Initiatives. On June 30, 2025, Mr. Miller will transition from his current role to Senior Vice President and President, Government. Mr. Miller holds a B.S. degree in Electrical Engineering from the University of Arizona.

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

Risks Related to Our Satellites and Business

Our Operating Results Are Difficult to Predict

Our operating results have varied significantly from quarter to quarter in the past and may continue to do so in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors and Trends Affecting our Results of Operations” in Part II, Item 7 of this report for a discussion of various factors that may cause our quarter-to-quarter operating results to be unpredictable. Any of these or other factors discussed elsewhere in this report could have a material adverse effect on our business, financial condition and results of operations that could adversely affect our stock price.

Satellite Failures or Degradations in Satellite Performance Could Affect Our Business, Financial Condition and Results of Operations

Satellites utilize highly complex technology, operate in the harsh environment of space and are subject to significant operational risks while in orbit. These risks include malfunctions (commonly referred to as anomalies), such as malfunctions in the deployment of subsystems and/or components, interference from electrostatic storms, and collisions with meteoroids, decommissioned spacecraft or other space debris. Anomalies can occur as a result of various factors, including satellite manufacturer error, problems with the power or control sub-system of a satellite or general failures caused by the harsh space environment. Our satellites have experienced various anomalies in the past and we will likely experience anomalies in the future. Any single anomaly or other operational failure or degradation on the satellites we use, including satellites owned and operated by third parties, could have a material adverse effect on our business, financial condition and results of operations. Anomalies may also cause temporary outage of service or reduce the expected useful life of a satellite, thereby creating additional expense due to the need to provide replacement or backup capacity, which may not be available on reasonable economic terms, a reasonable schedule or at all. In addition, anomalies or satellite failures or degradations may cause a reduction of the revenues generated by the applicable satellite or the recognition of an impairment loss (such as those we experienced in connection with the launch of our ViaSat-3 F1 and I-6 F2 satellites), and could lead to claims from third parties for damages. Finally, anomalies may adversely affect our ability to insure our satellites at commercially reasonable premiums or terms, if at all. While some anomalies are covered by insurance policies, others may not be covered or may be subject to large deductibles. Although our satellites have redundant or backup systems and components that operate in the event of an anomaly, operational failure or degradation of primary critical components, these redundant or backup systems and components are subject to risk of failure similar to those experienced by the primary systems and components. Moreover, in third-party satellites which we use to provide services we may not have control over the presence and implementation of redundant or backup systems and components. The occurrence of a failure of any of these redundant or backup systems and components could materially impair the useful life, capacity, coverage or operational capabilities of the satellite.

Satellites Have a Finite Useful Life, and Their Actual Operational Life May Be Shorter than Their Mission Life

Our ability to earn revenues from our satellite services depends on the continued operation of the satellites we own and operate or use. Each satellite has a limited useful life, referred to as its mission life. There can be no assurance as to the actual operational life of a satellite, which may be shorter than its mission life. A number of factors affect the useful lives of the satellites, including the quality of design and construction, durability of component parts and back-up units, the ability to continue to maintain proper orbit and control over the satellite’s functions, the efficiency of the launch vehicle used, consumption of on-board fuel, degradation and durability of solar panels, the actual space environment experienced and the occurrence of anomalies or other in-orbit risks affecting the satellite (as discussed above). In addition, continued improvements in satellite technology may make satellites obsolete prior to the end of their operational life.

New or Proposed Satellites Are Subject to Significant Risks Related to Construction, Launch and Orbit Raising that Could Limit Our Ability to Utilize these Satellites

Satellite construction and launch are subject to significant risks, including construction delays, manufacturer error, cost overruns, regulatory conditions or delays, unavailability of launch opportunities, launch failure, damage or destruction during launch and improper orbital placement, any of which could result in significant additional cost or materially impair the useful life, capacity, coverage or operational capabilities of the satellite. The technologies in our satellite designs are also very complex, and there can be no assurance that the technologies will work as we expect or that we will realize any or all of their anticipated benefits. We have in the past identified construction-related issues in our satellites. For example, our ViaSat-2 satellite experienced an antenna deployment issue which reduced its output capabilities. Satellite construction and launch activities may be delayed by a number of factors, many of which may be outside of our control. For example, civil unrest in French Guiana caused a delay in the launch of our ViaSat-2 satellite. Similarly, the COVID-19 pandemic with the resultant construction delays and supply chain disruptions, followed by launch delays caused by both adverse weather events and the scheduling of high priority launch missions, delayed the construction and launch of the ViaSat-3 F1 satellite. If satellite construction schedules are not met or other events prevent satellite launch on schedule, a launch opportunity may not be available at the time the satellite is ready to be launched. In addition, delays in construction or launch could impact our ability to meet milestone conditions in our satellite authorizations and/or to maintain the rights we may enjoy under various ITU filings. A launch failure may result in significant delays because of the need both to construct a replacement satellite and to obtain other launch opportunities. Launch vehicles may also underperform, in which case the satellite may still be able to be placed into service by using its onboard propulsion systems to reach the desired orbital location, but this would cause a reduction in its useful life. Moreover, even if launch is successful, there can be no assurance that the satellite will successfully reach its geostationary orbital slot and pass in-orbit testing prior to transfer of control of the satellite to us. We may also experience issues during orbital placement and testing, such as the reflector deployment issue experienced with the ViaSat-3 F1 satellite or the power subsystem anomaly suffered by the I-6 F2 satellite during its orbit raising phase. The failure to implement our satellite deployment plan on schedule could have a material adverse effect on our business, financial condition and results of operations.

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

The Markets in Which We Compete Are Highly Competitive and Our Competitors May Have Greater Resources than Us

The markets in which we compete are highly competitive and competition is increasing. In addition, because the markets in which we operate are constantly evolving and characterized by rapid technological change, it is difficult for us to predict whether, when and by whom new competing technologies, products or services may be introduced into our markets. Currently, we face substantial competition in each of our segments. See “Business–Competition” in Part I, Item 1 of this report for a discussion of the competitive environment in each of our segments. Many of our competitors have significant competitive advantages, including strong customer relationships, greater financial and management resources and access to technologies not available to us. Many of our competitors are also substantially larger than we are and may have more extensive engineering, manufacturing and marketing capabilities than we do. As a result, these competitors may be able to adapt more quickly to changing technology or market conditions or may be able to devote greater resources to the development, promotion and sale of their products. Additionally, we may be subject to competitive disadvantages to the extent that our competitors are able to secure business or advantageous regulatory treatment through connections with or influence over government officials. Our ability to compete in each of our segments may also be adversely affected by limits on our capital resources and our ability to invest in maintaining and expanding our market share.

Our Success Depends on the Investment in, and Development and Market Acceptance of, New Broadband Technologies and Advanced Communications and Secure Networking Systems, Products and Services

Broadband, advanced communications and secure networking markets are subject to rapid technological change, frequent new and enhanced product and service introductions, product obsolescence and changes in user requirements. For example, the traditional GEO satellite communications industry is experiencing significant disruption from customers' increasing adoption of LEO services, including Starlink, as well as increased reliance on other forms of data transmission, including Wi-Fi and cellular data services. Our ability to compete successfully in our target markets depends on our success in applying our expertise and technology to existing and emerging broadband, advanced communications and secure networking markets, as well as our ability to successfully develop, introduce and sell new products and services on a timely and cost-effective basis that respond to ever-changing customer requirements, which depends on numerous factors, including our ability to: continue to develop market-leading satellite technologies (including high-capacity Ka-band satellites and associated ground networks); continue to increase satellite capacity, bandwidth cost-efficiencies and service quality; develop and introduce competitive products, services and technologies with innovative features that differentiate our offerings from those of our competitors; successfully integrate our complex technologies and system architectures; and implement manufacturing and assembly processes and cost reduction efforts.

We cannot assure you that our new technology, product or service offerings will be successful or that any of our offerings will achieve market acceptance. Many of these risks are amplified in new and emerging markets where we do not currently operate or have limited operations, but which we believe present opportunities for international expansion following the launch of commercial service on our ViaSat-3 constellation. The time from conception through satellite launch for a new satellite design may be four years or longer, thereby delaying our ability to realize the benefits of our investments in new satellite designs and technologies. We may experience difficulties that could delay or prevent us from successfully selecting, developing, manufacturing or marketing new technologies, products or services, which could increase costs and divert our attention and resources from other projects. We cannot be sure that our efforts and expenditures will ultimately lead to the timely development of new offerings and technologies. In addition, defects may be found in our products after we begin deliveries that could degrade service quality, or result in the delay or loss of market acceptance. If we are unable to design, manufacture, integrate and market profitable new products and services for existing or emerging markets, it could materially harm our business, financial condition and results of operations, and impair the value of our common stock.

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

The Global Business Environment and Economic Conditions Could Negatively Affect Our Business, Financial Condition and Results of Operations

Our business and operating results are affected by the global business environment and economic conditions, including changes in tariffs, interest rates, consumer credit conditions, consumer debt levels, consumer confidence, rates of inflation, unemployment rates, energy costs, geopolitical issues and other macro-economic factors. For example, high unemployment levels or energy costs may impact our residential customers in our communication services segment by reducing consumers’ discretionary income, and affecting their ability to subscribe for fixed broadband services. Our business and operating results similarly depend on the economic health and willingness of our customers and potential customers to make and adhere to capital and financial commitments to purchase our products and services. During periods of slowing global economic growth or recession, our customers or key suppliers may experience deterioration of their businesses, cash flow shortages and difficulty obtaining financing or insolvency. Existing or potential customers may reduce or postpone spending in response to tighter credit, reduced consumer demand, negative financial news or declines in income or asset values, which could have a material negative effect on the demand for our products and services. For example, the business and financial condition of our commercial airline customers were materially impacted during the

COVID-19 pandemic by the severe decline in global air travel. In addition, supply chain and labor market challenges and inflationary pressures have negatively affected and may in the future continue to negatively affect our performance as well as the performance of our suppliers and customers. Moreover, natural disasters (including those resulting from climate change), political instability, international trade policies, civil unrest, terrorist activity, acts of war, and public health issues could disrupt supplies and raise prices globally which, in turn, may have adverse effects on the world and U.S. economies. Any of these factors could result in reduced demand for, and pricing pressure on, our products and services, which could reduce our revenues and adversely affect our business, financial condition and results of operations.

In addition, U.S. credit and capital markets have experienced significant dislocations and liquidity disruptions from time to time. Uncertainty or volatility in credit or capital markets may negatively impact our ability to access additional debt or equity financing or to refinance existing indebtedness in the future on favorable terms or at all. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, financial condition and results of operations. There remains significant geopolitical tensions across the world which have impacts on the global business environment which in turn can have an impact on our own business performance.

Acquisitions, Joint Ventures and Other Strategic Alliances May Have an Adverse Effect on Our Business; We May Fail to Realize the Anticipated Benefits of Such Transactions

In order to position ourselves to take advantage of growth opportunities, from time to time we make strategic acquisitions and enter into joint ventures and other strategic alliances that involve significant risks and uncertainties, such as the Inmarsat Acquisition completed in fiscal year 2024. Risks and uncertainties relating to these transactions and any other acquisitions, joint ventures and other strategic alliances we may undertake include:

•
the difficulty in combining, integrating and managing newly acquired businesses or any businesses of a joint venture or strategic alliance in an efficient and effective manner;
•
the challenges in achieving expected objectives, cost savings, synergies and other benefits;
•
the risk of diverting resources and the attention of senior management from the operations of our business;
•
additional demands on management related to integration efforts or increased size and scope of our business, including challenges of coordinating geographically dispersed organizations and addressing differences in corporate cultures or management philosophies;
•
difficulties in the assimilation and retention of key employees and in maintaining relationships with present and potential customers, distributors and suppliers;
•
the lack of unilateral control over a joint venture or strategic alliance and the risk that joint venture or strategic partners have business goals and interests that are not aligned with ours;
•
costs and expenses associated with any undisclosed or contingent liabilities of an acquired business;
•
delays, difficulties or unexpected costs in the integration, assimilation, implementation or modification of platforms, systems, functions, technologies, infrastructure, and product and service offerings, or in the harmonization of standards, controls (including internal accounting controls), procedures and policies;
•
the risk that funding requirements may be significantly greater than anticipated;
•
the risks of entering markets in which we have less experience; and
•
the risks of disputes concerning indemnities and other obligations that could result in substantial costs.

Mergers, acquisitions, joint ventures and strategic alliances are inherently risky and subject to many factors outside of our control, and we cannot be certain that our previous or future acquisitions, joint ventures and strategic alliances will be successful and will not materially adversely affect our business, operating results or financial condition. Anticipated growth, cost savings, synergies and other benefits of any such transactions may not be realized fully, or at all, or may take longer to realize than expected. Additionally, we may inherit legal, regulatory, and other risks of the acquired business, whether known or unknown to us, which may be material to the combined company. We may not be able to successfully integrate the businesses, products, technologies or personnel that we might acquire in the future, and any strategic investments we make may not meet our financial or other investment objectives. Any failure to do so could seriously harm our business, financial condition and results of operations.

Our Reliance on U.S. Government Contracts Exposes Us to Significant Risks

Revenues derived from the U.S. Government represent a significant percentage of our total revenues. Therefore, any significant disruption or deterioration of our relationship with the U.S. Government would significantly reduce our revenues. U.S. Government business exposes us to various risks, including:

•
changes in governmental procurement legislation and regulations and other policies, which may reflect military and political developments;
•
unexpected contract or project terminations or suspensions, and unpredictable order placements, reductions or cancellations;
•
reductions or delays in government funds available for our projects due to policy changes, budget cuts or delays, changes in available funding, reductions in defense expenditures and contract adjustments;
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
•
limited profitability from cost-reimbursement contracts;
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

Our Reputation and Business Could Be Materially Harmed as a Result of Data Breaches, Data Theft, Unauthorized Access or Hacking

We rely heavily on computer systems, hardware, software, infrastructure and various connected sites and networks for both internal and external operations that are critical to our business (collectively, IT Systems). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services, including for cloud computing services. In addition, in the ordinary course of our business, our IT Systems and those of our third-party business partners, including our distributors, business partners, supply chain and other vendors, store sensitive data, including information that is confidential, regulated, proprietary or otherwise sensitive in nature to our business. This information may include intellectual property and product information, personal data, financial information and other confidential business information relating to us and our employees, customers, suppliers and other business partners.

We and our distributors, partners, vendors and customers face numerous and evolving cybersecurity threats to the confidentiality, integrity and availability of our respective IT Systems and information, including threats from a wide range of bad actors and malicious parties, such as computer programmers, hackers or sophisticated nation-state and nation-state supported actors, as well as incidents attributable to employee error or wrongful conduct, malfeasance, the exploitation of misconfigurations, "bugs" and other vulnerabilities in hardware or software, or other disruptions caused by sophisticated social engineering and malware exploits (e.g., ransomware).

Despite our security measures, and those of our third-party vendors, we have experienced cyberattacks, data breaches and disruptive incidents, and we remain vulnerable to breaches, attacks and disruptions in the future. For example, in fiscal year 2022, a cyberattack involving our KA-SAT network resulted in a partial interruption of consumer-oriented fixed broadband services in Europe and North Africa. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future.

Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage IT Systems, change frequently and often are not recognized until launched against a target, we are unable to anticipate all threat actor techniques (such as those incorporating artificial intelligence) and are unable to implement absolute preventative measures, particularly given that attackers are increasingly using sophisticated techniques designed to circumvent controls, evade detection, and remove forensic evidence. Any integration of artificial intelligence in our or any third party’s operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. We have also acquired and expect to continue to acquire companies that have cybersecurity vulnerabilities and/or unsophisticated security measures, and we face challenges in integrating acquired entities with our cybersecurity program, controls and tools, all of which exposes us to significant cybersecurity, operational, and financial risks with any merger, acquisition or joint venture in which we engage. Additionally, outside parties regularly engage in phishing and other social engineering attacks against our employees or other users of our IT Systems and data. Given the nature of complex systems, software and services like ours, and the scanning tools we deploy in our environment, we regularly identify and track security vulnerabilities. We are unable to comprehensively apply patches or mitigating measures, or guarantee that patches or mitigation will be in place before vulnerabilities are exploited by a threat actor. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and confidential information.

We may be subject to significant liability to our customers, vendors, business partners, regulators (e.g., civil or criminal penalties) and others, and suffer serious reputational and financial harm if a cyberattack or breach materially disrupts our operations or materially compromises our or our customers’ critical information. If an attack or breach results in material losses of existing and/or prospective customers, it could adversely affect our business relationships, financial condition and results of operations. We could also suffer other negative consequences, including significant remediation costs, significant increased cybersecurity protection costs, loss of material revenues resulting from attacks on our satellites or technology, and the unauthorized use of proprietary information or the failure to retain or attract customers following an attack.

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

A Significant Portion of Our Revenues Is Derived from a Few of Our Contracts

A small number of our contracts account for a significant percentage of our revenues. Our five largest contracts generated approximately 18% of our total revenues in fiscal year 2025. The failure of these customers or any of our key distributors to place additional orders or to maintain their contracts with us for any reason, including any downturn in their business or financial condition or our inability to renew our contracts with these customers or obtain new contracts on expiration, could materially harm our business and impair the value of our common stock.

Our Development Contracts May Be Difficult for Us to Comply with and May Expose Us to Third-Party Claims for Damages, and We May Experience Losses from Fixed-Price Contracts

We are often party to government and commercial contracts involving the development of new products. We derived approximately 11% of our total revenues for fiscal year 2025 from these development contracts. These contracts typically contain strict performance obligations and project milestones. We cannot assure you we will comply with these performance obligations or meet these project milestones in the future. If we are unable to do so, our customers may terminate these contracts and, under some circumstances, recover damages or other penalties from us. We are not currently, nor have we always been, in compliance with all outstanding performance obligations and project milestones in our contracts. We cannot assure you that the other parties to any such contract will not terminate the contract or seek damages from us. If other parties elect to terminate their contracts or seek damages from us, it could materially harm our business and impair the value of our common stock.

Substantially all of our revenues are derived from contracts with fixed prices. These contracts carry the risk of potential cost overruns because we assume all of the cost burden. We assume greater financial risk on fixed-price contracts than on other types of contracts because if we do not anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract, it may significantly reduce our net profit or cause a loss on the contract. In the past, we have experienced significant cost overruns and losses on fixed-price contracts. Because many of these contracts involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, a significant increase in or a sustained period of increased inflation, problems with our suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time (which, especially in the case of sharp increases in or significant sustained inflation, could happen quickly and have long-lasting impacts). Furthermore, if we do not meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. We believe a high percentage of our contract revenue will continue to be at fixed prices in the future. Although we attempt to accurately estimate costs for fixed-price contracts, we cannot assure you our estimates will be adequate or that substantial losses on fixed-price contracts will not occur in the future. If we are unable to address any of the risks described above, it could materially harm our business, financial condition and results of operations, and impair the value of our common stock.

Our Reliance on a Limited Number of Third Parties to Manufacture and Supply Our Products and Supply Network Infrastructure and Bandwidth Exposes Us to Various Risks

We expect our internal manufacturing capacity to be limited to supporting new product development activities, building customized products that need to be manufactured in strict accordance with a customer’s specifications or delivery schedules, and building proprietary, highly sensitive Viasat-designed products and components for use in our proprietary technology platform. Therefore, our internal manufacturing capacity has been, and is expected to continue to be, very limited and we intend to continue to rely on contract manufacturers to produce the majority of our products. In addition, some components, subassemblies and services necessary for the manufacture of our products are obtained from a sole source supplier or a limited group of suppliers.

Our reliance on contract manufacturers and on sole source suppliers or a limited group of suppliers involves several risks. We may not be able to obtain an adequate supply of required components, and our control over the price, timely delivery, reliability and quality of finished products may be reduced. The process of manufacturing our products and some of our components and subassemblies is extremely complex. We have in the past experienced and may in the future experience delays in the delivery of and quality problems with products and components and subassemblies from vendors. Some of the suppliers we rely upon have relatively limited financial and other resources. Significant events such as an outbreak of a pandemic such as COVID-19, natural disasters or extreme weather events (including as a result of climate change), acts of terrorism or civil unrest, cyberattacks, labor market instability, changes to trade policy by the U.S. or foreign governments, including tariff and customs regulations or global shortages of components or materials may cause temporary or long-term disruptions in our supply chain and distribution systems and/or delays in the delivery of inventory. If we are not able to obtain timely deliveries of components and subassemblies of acceptable quality or if we are otherwise required to seek alternative sources of supply or to substitute alternative technology, or to manufacture our finished products or components and subassemblies internally, our ability to satisfactorily and timely complete our customer obligations could be negatively impacted which could result in reduced sales, termination of contracts and damage to our reputation and relationships with our customers. This failure could also result in a customer terminating our contract for default. A default termination could expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders. In addition, a delay in our ability to obtain components and equipment parts from our suppliers may affect our ability to meet our customers’ needs and adversely affect our profitability.

We also rely on third parties to provide network infrastructure and satellite bandwidth that we use to serve our mobility, defense and other customers. If that network infrastructure or satellite bandwidth becomes temporarily or permanently unavailable for any reason, we may not be able to pursue new business opportunities or satisfy existing customer obligations, which could result in reduced sales, termination of contracts and damage to our reputation. Such an occurrence could materially harm our business, financial condition and results of operations, and impair the value of our common stock.

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

Because We Conduct Business Internationally, We Face Additional Risks, including Risks Related to Global Political and Economic Conditions, Sanctions, Changes in Regulation and Currency Fluctuations

Approximately 31% of our total revenues in fiscal year 2025 were derived from international sales. Conducting business internationally involves additional risks, including unexpected changes in laws, policies and regulatory requirements (including regulations related to import-export control and tariffs); increased cost of localizing systems in foreign countries; increased sales and marketing and R&D expenses; timing and availability of export licenses; political and economic instability, wars, insurrections and other conflicts, such as the ongoing conflict between Russia and Ukraine; issues related to the political relationship between the United States and other countries; fluctuations in currency exchange rates (including their effect on sales denominated in foreign currencies), foreign exchange controls and restrictions on cash repatriation; compliance with international laws and U.S. laws affecting the activities of U.S. companies abroad, including existing and future privacy and cyber-related laws; challenges in staffing and managing foreign operations; difficulties in managing distributors; requirements for additional liquidity to fund our international operations; availability of suitable export financing; ineffective legal protection of our intellectual property rights in certain countries; potentially adverse tax consequences; potential difficulty in making adequate payment arrangements; potential difficulty in collecting accounts receivable; and imposition of taxes, tariffs (including recent U.S. tariffs imposed or threatened to be imposed on other countries and retaliatory actions taken by such countries), embargoes, sanctions and other trade barriers. In addition, some of our customer purchase agreements are governed by foreign laws, which may differ significantly from U.S. laws and we may be limited in our ability to enforce our rights under these agreements and to collect damages, if awarded. As a result of these and other risks, we may be unsuccessful in implementing our business plan for our business internationally, or we may not be able to achieve the revenues that we expect. If we are unable to address any of the risks described above, it could materially harm our business and impair the value of our common stock.

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

Adverse Resolution of Litigation May Harm Our Operating Results or Financial Condition

We are a party to various lawsuits and claims in the normal course of our business. Moreover, significant transactions like the Inmarsat Acquisition are frequently subject to litigation or other legal proceedings, including actions alleging that our Board of Directors breached their fiduciary duties to our stockholders by entering into the transaction. Litigation can be expensive, lengthy and disruptive to normal business operations, including through the possible diversion of company resources or distraction of key personnel. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit, as well as defense costs and efforts even if successful, could have a material adverse effect on our business, financial condition and results of operations.

Future Sales of Our Common Stock Could Lower Our Stock Price and Dilute Existing Stockholders

From time to time, we raise capital from equity financings and file universal shelf registration statements with the SEC for the future sale of an unlimited amount of common stock, preferred stock, warrants, rights, and other securities. For example, during fiscal year 2017 we sold 7.5 million shares of our common stock in an underwritten public offering, and during fiscal year 2021 we sold 4.5 million shares of our common stock to certain accredited investors in a private placement transaction.

We may also issue additional shares of common stock to finance acquisitions. For example, we issued 46.36 million shares of our common stock as consideration in the Inmarsat Acquisition. Additionally, a substantial number of shares of our common stock are available for future sale pursuant to stock options, warrants or issuance pursuant to our 1996 Equity Participation Plan of ViaSat, Inc. and the ViaSat, Inc. Employee Stock Purchase Plan. Future issuances of shares may be dilutive to existing stockholders. We cannot predict the size of future issuances of our common stock or the effect, if any, that future sales and issuances of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares issued upon the exercise of stock options and warrants or in connection with acquisition financing), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

We Expect Our Stock Price to Be Volatile, and You May Lose All or Some of Your Investment

The market price of our common stock has been volatile in the past. For example, between April 1, 2023 and March 31, 2025, the market price of our common stock ranged from $47.35 to $6.69. Trading prices may continue to fluctuate in response to a number of events and factors, including quarterly variations in operating results (or operating results falling below the expectations of analysts and investors), significant announcements by us or our competitors (including with respect to technological innovations, satellite construction and launch activities, acquisitions and other material transactions), regulatory developments, or changes in market conditions in our industry or the economy as a whole. Any of these events may cause the market price of our common stock to fall. In addition, the stock market in general and the market prices for technology companies in particular have experienced significant volatility that is often unrelated to operating performance. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance.

We May Not Be Able to Utilize All of Our Deferred Tax Assets

Our deferred tax asset valuation allowances are the result of uncertainties regarding the future realization of our deferred tax assets (consisting primarily of U.S. net operating loss and tax credit carryforwards, reserves and accruals that are not currently deductible for tax, and foreign net operating loss carryforwards). Current evidence does not suggest we will realize sufficient taxable income of the appropriate character within the carryforward period to allow us to realize these deferred tax benefits. If we were to identify and implement tax planning strategies to recover these deferred tax assets or generate sufficient income of the appropriate character in these jurisdictions in the future, it could lead to the reversal of these valuation allowances and a reduction of income tax expense. For the remaining deferred tax assets without valuation allowances (consisting primarily of U.K. and other foreign interest carryforwards subject to annual interest deduction limitations), certain transactions or material changes to our global financing arrangements could limit our right to use the deferred tax assets and make netting against deferred tax liabilities inappropriate, resulting in an increase to our valuation allowance and income tax expense.

Our ability to utilize our U.S. net operating loss and tax credit carryforwards to offset future taxable income and reduce future cash tax liabilities would be negatively impacted if we were to experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the Code). In general terms, an “ownership change” can occur whenever the ownership of a company by one or more “5% shareholders” changes by more than 50 percentage points within a rolling three-year period. The determination of whether an ownership change has occurred for purposes of Section 382 of the Code is complex and requires significant judgment. Moreover, the number of shares of our common stock outstanding at any time for purposes of Section 382 of the Code may differ from the number of shares that we report as outstanding in our filings with the SEC. In the event that an ownership change occurs, our ability to utilize our net operating loss and tax credit carryforwards would be negatively impacted, which could have a material adverse effect on our business, financial condition and results of operations.

Provisions in Our Certificate of Incorporation and Bylaws, under Delaware Law and in Our Credit Facilities May Discourage, Delay or Prevent a Change in Control or an Acquisition of Our Business at a Premium Price

Some of the provisions of our certificate of incorporation, our bylaws and Delaware law could discourage, delay or prevent an acquisition of our business, even if a change in control of Viasat would be beneficial to the interests of our stockholders and was made at a premium price. These provisions permit the board of directors to increase its own size and fill the resulting vacancies, provide for a board comprised of three classes of directors with each serving a staggered three-year term, authorize the issuance of blank check preferred stock in one or more series, and prohibit stockholder action by written consent.

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

Our Business Could Be Adversely Affected by a Negative Audit by the U.S. Government and other Governments

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

We are also subject to audit from time to time by other governments, including by the U.K. Government in respect of the package of economic undertakings agreed to by us and Inmarsat with the UK Government’s Department for Business, Energy and Industrial Strategy in March 2022, and an adverse review may impact our business, financial condition and results of operations.

Risks Associated with Environmental, Social and Governance Matters, Including Global Climate Change, and Legal, Regulatory or Market Responses to These Matters Could Harm Our Reputation and Business

In recent years, there has been increased scrutiny by various stakeholders and policymakers regarding companies’ management of climate change, human capital, and other environmental, social and governance (ESG) matters. Shareholder ESG expectations, physical and transition risks associated with climate change, emerging ESG regulation (which regulation is not always uniform, increasing the cost and complexity of compliance and associated risks), contractual requirements and policy requirements present short, medium and long-term risks to our business and financial condition. While we engage in various initiatives (including voluntary disclosures) to manage such matters and address stakeholder expectations, such initiatives can be costly and may not have the desired effect. As with other companies, our approach to such matters also evolves, and we cannot guarantee that our approach will align with the expectations or preferences of any particular stakeholder. Changes in environmental and climate change laws or regulations could lead to additional operational restrictions and compliance requirements upon us. For example, various policymakers have adopted (or are considering adopting) requirements for certain ESG disclosures or consideration of ESG matters in procurement decisions, among other things. Changes in government procurement laws that mandate or include climate change considerations, such as the contractor’s greenhouse gas (GHG) emissions, lower emission products or other climate risks, in evaluating bids could result in costly changes to our operations or affect our competitiveness on future bids.

Compliance with current and future environmental laws and regulations may require significant operating and capital costs. Environmental laws and regulations may institute substantial fines and criminal sanctions to address violations and may require the installation of costly pollution control equipment or operational changes to limit emissions or discharges. Our suppliers may face similar business interruptions and incur additional costs that may be passed on to us. In addition, increasing scrutiny on ESG matters by various stakeholders may have various effects (including, for example, decreased demand for our products and services in the case of decreased air travel). However, stakeholders have different and, at times, conflicting expectations. Proponents and opponents of such matters are increasingly resorting to activism, including litigation, to advance their perspectives. Addressing stakeholder expectations or requirements entails costs and any failure to successfully navigate such expectations may result in reputational harm, loss of customers or contracts, regulatory or investor engagement, or other adverse impacts to our business. If our responses to new or evolving legal and regulatory requirements or other sustainability concerns are unsuccessful or perceived as inadequate for the U.S. or our international markets, we also may suffer damage to our reputation, which could have a material adverse impact on our business, financial condition and results of operations. Moreover, many of our customers and other stakeholders are subject to similar such expectations or requirements, which may augment existing or create additional risks. Any of the foregoing could be further exacerbated by changes to laws, regulation, standards and executive orders.

Risks Related to Our Indebtedness

Our Level of Indebtedness May Adversely Affect Our Ability to Operate Our Business, Remain in Compliance with Debt Covenants, React to Changes in Our Business or the Industry in Which We Operate, or Prevent Us From Making Payments on Our Indebtedness

We have a significant amount of indebtedness. As of March 31, 2025, the aggregate principal amount of our total outstanding indebtedness was $7.2 billion (as more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 below). As of March 31, 2025, we had undrawn availability of $593.3 million under Viasat's $647.5 million revolving credit facility (the Viasat Revolving Credit Facility) and undrawn availability of $550.0 million under Inmarsat's $550.0 million revolving line of credit (the Inmarsat Revolving Credit Facility and, together with the Viasat Revolving Credit Facility, the Revolving Credit Facilities). Our high level of indebtedness could have important consequences. For example, it could:

•
make it more difficult for us to satisfy our debt obligations, obtain additional debt or equity financing or refinance existing debt on commercially reasonable terms (or at all);
•
increase our vulnerability to general adverse economic and industry conditions;
•
require us to dedicate a material portion of our cash flows to the payment of principal and interest on our indebtedness, thereby reducing the availability of our cash flows to fund working capital needs, capital expenditures, product development, satellite construction, acquisitions and general corporate purposes;
•
expose us to variable interest rate risk with respect to borrowings under our variable rate Credit Facilities;
•
limit our flexibility in planning for, or reacting to, changes in our business and industry;

•
place us at a disadvantage compared to our competitors that have less indebtedness; and
•
limit our ability to adjust to changing market conditions.

Any of these risks could materially impact our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, financial condition and results of operations. We may also incur significant additional indebtedness in the future, which may include financing relating to future satellites, potential acquisitions, joint ventures and strategic alliances, working capital, capital expenditures or general corporate purposes. If our level of indebtedness increases significantly, the related risks would intensify.

We May Not Be Able to Generate Sufficient Cash to Service All of Our Indebtedness and Fund Our Working Capital and Capital Expenditures or Refinance Our Indebtedness, and May Be Forced to Take Other Actions to Satisfy Our Obligations under Our Indebtedness, which May Not Be Successful

Our ability to make scheduled payments on or to refinance our indebtedness will depend on our future operating performance and ability to generate cash flow, which are subject to economic, financial, business, competitive, legislative, regulatory and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings, including under our Revolving Credit Facilities, will be sufficient to enable us to pay our indebtedness when due, or to fund our other liquidity needs. In the event of satellite failure or loss, amounts recovered under insurance policies may be insufficient to adequately service our debt obligations. In addition, our term loan borrowings are subject to variable rates of interest and expose us to interest rate risk, and therefore high prevailing interest rates (as was experienced during fiscal years 2024 and 2025) may adversely impact our levels of interest expense. Moreover, there can be no assurance that we will be able to refinance our debt obligations on commercially reasonable terms, or at all.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investment and capital expenditures, dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, such alternative measures may not allow us to meet our scheduled debt service obligations. Our Credit Facilities and Indentures restrict our ability to dispose of assets and use the proceeds from the disposition, and may also restrict our ability to raise debt or equity capital to repay or service our indebtedness.

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

Risks Related to Intellectual Property

Our Ability to Protect Our Proprietary Technology Is Limited

Our success depends on our ability to protect our proprietary rights to the technologies we use in our products and services. We generally rely on a combination of patents, copyrights, trademarks and trade secret laws and contractual rights to protect our proprietary rights. We also enter into confidentiality agreements with our employees, consultants and corporate partners, and control access to and distribution of our proprietary information. Despite our efforts, unauthorized parties may attempt to copy or obtain and use our proprietary information. If we are unable to protect our proprietary rights adequately, our competitors could use the intellectual property we have developed to enhance their own products and services, which could materially harm our business and impair the value of our common stock. Monitoring and preventing unauthorized use of our technology is difficult. From time to time, we undertake actions to prevent unauthorized use of our technology, including sending cease and desist letters. In addition, we have been, and may in the future be required to commence litigation to protect our intellectual property rights or to determine the validity and scope of the proprietary rights of others. If we are unsuccessful in any such litigation in the future, our rights to enforce such intellectual property may be impaired or we could lose our rights to such intellectual property. We do not know whether the steps we have taken will prevent unauthorized use of our technology, including in foreign countries where the laws may not protect our proprietary rights as extensively as in the United States. If we are unable to protect our proprietary rights, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time and effort required to create the innovative products. Also, we have delivered technical data and information to the U.S. Government under procurement contracts, and the U.S. Government may have unlimited rights to use that technical data and information. There can be no assurance that the U.S. Government will not authorize others to use that data and information to compete with us.

Our Involvement in Litigation Relating to Intellectual Property Claims May Have a Material Adverse Effect on Our Business

We may be party to intellectual property infringement, invalidity, right to use or ownership claims by third parties or claims for indemnification resulting from infringement claims. Regardless of the merit of these claims, intellectual property litigation can be time consuming and costly and may result in the diversion of the attention of technical and management personnel. An adverse result in any litigation could have a material adverse effect on our business, financial condition and results of operations. Asserted claims or initiated litigation can include claims against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights with respect to our existing or future products, or components thereof. If our products are found to infringe or violate the intellectual property rights of third parties, we may be forced to (1) seek licenses or royalty arrangements from such third parties, (2) stop selling, incorporating or using products that included the challenged intellectual property, or (3) incur substantial costs to redesign those products that use the technology. We cannot assure you that we would be able to obtain any such licenses or royalty arrangements on reasonable terms or at all or to develop redesigned products or, if these redesigned products were developed, they would perform as required or be accepted in the applicable markets.

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

Our Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated governance of cybersecurity and other technology risks to the Audit Committee (the Committee). Our executive management is ultimately responsible for assessing and managing risks from cybersecurity threats we face, and in this regard works closely with the Chief Information Security Officer (CISO) who reports to our Chief Corporate Officer. The Committee oversees management’s design and implementation of our cybersecurity risk management program and receives periodic reports, at least semi-annually, from the CISO on cybersecurity risks, the threat landscape, and our cybersecurity planning roadmap. In addition, the CISO updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as other relevant incidents and potential or mitigated threats. The Committee reports to the Board of Directors regarding its activities, including those related to cybersecurity, and may request the CISO brief the Board of Directors on the status of cybersecurity and risk management programs, as well as relevant incidents and threats. Board members also receive periodic presentations on key cybersecurity topics from the CISO.

Our operational cybersecurity team is led by the CISO. The CISO has 31 years of experience in Information Technology and Security, with extensive experience designing, operating and protecting satellite and terrestrial telecommunications networks. The CISO also leads Viasat’s engagement with the private sector and government security communities, which includes facilitating active information sharing with these partners. As part of the acquisition and continuing integration of Inmarsat, the legacy Inmarsat cybersecurity team joined the Viasat Security Engineering organization. The engineering and operational cybersecurity teams of both legacy organizations jointly participate in local and national cybersecurity organizations, teach classes on cybersecurity, maintain numerous relevant certifications, and participate in training relevant to their field of expertise.

The cybersecurity risk management program at Viasat is centered around an internally developed set of security principles and requirements, known as the “Foundational Security Principles”. The Foundational Security Principles, which we seek to apply across our products and services to promote security resiliency and repeatability, represents a minimum baseline of information security requirements. These principles have a focus on secure-by-design approaches for new products and services, and provide the basis for risk-informed control implementations for legacy networks and systems. Our Foundational Security Principals are designed with reference to the current published version of industry frameworks including, but not limited to, NIST Cybersecurity Framework, International Standards Organization (ISO) 27001, Payment Card Industry (PCI) Data Security Standard (DSS), National Institute of Standards and Technology (NIST) 800-171, and tailored baselines of NIST 800-53. This does not imply that we have implemented each, or any specific, technical standard, specification or configuration embedded in these frameworks but rather that they collectively inform and guide our identification, assessment and management of cybersecurity risks relevant to our businesses. Certain IT environments with higher risk or contractual, regulatory or customer requirements, or those environments where processing or storing sensitive types of information are required, are designed to comply with stricter sets of security requirements or security control frameworks.

Integration efforts continue between legacy Viasat and Inmarsat’s cybersecurity departments. Viasat is actively merging policies, processes, and operations security practices and operational footprints ensuring we have appropriate security tools and solutions that align with our business objectives and security requirements. The combined Viasat and Inmarsat cybersecurity organizations report to Viasat’s CISO and remain focused on the overall Viasat and Inmarsat satellite service network and corporate integration activities.

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

The cybersecurity team also closely collaborates with our physical security team on planning, risk assessment, and incident response where appropriate, as well as developing and delivering a joint annual security training and education program that engages our employees, appropriate partners and third parties in a security training program that incorporates both cybersecurity and physical security elements. Additionally, our annual security training program supports additional focused security training for personnel handling certain sensitive information such as payment card information (PCI), controlled unclassified information (CUI), or personally identifiable information (PII).

To better understand Viasat’s threat landscape we partner with multiple U.S. government agencies to acquire and share cybersecurity threat intelligence related to threats, vulnerabilities, indicators of compromise, and current, relevant threat information that are expected as a cleared defense contractor and active Defense Industrial Base (DIB) member. Partner entities include the Defense Cyber Crime Center (DC3), Defense Cybersecurity Information Sharing Environment (DCISE), DCMA, National Security Agency Cybersecurity Collaboration Center (NSA CCC), and Defense Counterintelligence and Security Agency (DCSA). Viasat is also an active participant in several Information Sharing and Analysis Centers (ISACs), including the National Defense (ND-ISAC), Aviation (A-ISAC), and Space (Space ISAC).

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

During fiscal year 2025, we did not identify risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our operations, business strategy, results of operations, or financial condition. We face ongoing risks from certain cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – Our Reputation and Business Could Be Materially Harmed as a Result of Data Breaches, Data Theft, Unauthorized Access or Hacking” in Part I, Item 1A of this report.

ITEM 2. PROPERTIES

Our worldwide headquarters are located at our Carlsbad, California campus and our international headquarters are located in London, United Kingdom. In addition to our Carlsbad campus and international headquarters in London, each of which we lease, we own or lease facilities, offices and earth stations across the globe, including our leased facility in Tempe, Arizona. Each of our segments uses each of these facilities. Although we believe that our existing facilities are suitable and adequate for our present purposes, in fiscal year 2026 and beyond we will continue to evaluate our real estate needs and may further re-size our real estate footprint (based on utilization and operational needs, or as a part of our continuing integration efforts following the Inmarsat Acquisition, similar to the re-sizing undertaken in fiscal years 2023 and 2024), and/or add additional facilities as needed.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the symbol “VSAT.” As of May 9, 2025, there were approximately 425 holders of record of our common stock. A substantially greater number of holders of Viasat common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

We are an innovative, global provider of communications technologies and services, focused on making connectivity accessible, available and secure for current and future customers worldwide. By leveraging our own satellite fleet and its advantages, existing national operator partnerships, plus coverage and capacity from leading third-party satellites and constellations, our services are designed to provide customers with the essential capacity density, market access, speed, bandwidth and responsiveness they need. Our end-to-end multi-band platform of satellites, ground infrastructure and user terminals enables us to provide a wide array of cost-effective, high-quality broadband, narrowband and other connectivity solutions to aviation, maritime, enterprise, consumer, military and government users around the globe, whether on the ground, in the air or at sea. In addition, our government business includes a portfolio of communications gateways; situational awareness and command and control products and services; satellite communication products and services across various frequency bands; and cybersecurity and information assurance products and services. We believe that our diversification strategy—anchored in a broad portfolio of customer-centric products and services and supported by our fleet of broadband and narrowband satellites—our vertical integration and our ability to effectively cross-deploy technologies between government and commercial applications and segments as well as across different geographic markets, provide us with a strong foundation to sustain and enhance our leadership in advanced communications and networking technologies. We conduct our business through two segments: communication services and defense and advanced technologies. We changed our segment reporting structure at the beginning of fiscal year 2025, and accordingly our results of operations for fiscal years 2024 and 2023 have been recast to reflect this new reporting structure in this report.

Communication Services

Our communication services segment provides a wide range of broadband and narrowband communications solutions across government and commercial mobility markets, as well as for residential and enterprise fixed broadband customers. In addition, this segment includes the development and sale of a wide array of advanced satellite and wireless products and terminals that support or enable the provision of fixed and mobile broadband and narrowband services. We design, develop and produce space system solutions for multiple orbital regimes, including GEO, MEO and LEO.

The following are the primary business lines in our communication services segment:

•
Aviation, which includes industry-leading IFC services, narrowband safety operational data services and other complementary services and applications for commercial aircraft, business jets and unmanned aircraft.
•
Government satcom, which includes various broadband and narrowband products and services for both fixed and mobile communications that provide military and government users with secure, high-speed, real-time broadband and multimedia connectivity in key regions of the world, as well as tactical line-of-sight and beyond-line-of-sight communications, ISR services and LACE terminals.
•
Maritime, which includes high-quality, resilient satellite-based broadband and narrowband communications services around the globe to commercial shipping fleets, offshore service vessel operators and commercial fishing companies, as well as NexusWave, a fully managed multi-layer connectivity service for merchant shipping companies.
•
Fixed services and other, which includes high-speed, high-quality, reliable fixed broadband internet services to businesses and residential users (primarily in the United States as well as in various countries in Europe and Latin America), enterprise connectivity solutions, IoT and other narrowband services (such as L-band managed services that enable real-time M2M position or high-value asset tracking), energy services, and prepaid internet services that provide innovative, affordable, satellite-based connectivity in communities that have little or no access to the internet.

Defense and Advanced Technologies

Our defense and advanced technologies segment develops and offers a diverse array of resilient, vertically integrated solutions to government and commercial customers, leveraging our core technical competencies in encryption, cyber security, tactical gateways, modems and waveforms.

The following are the primary business lines in our defense and advanced technologies segment:

•
Information security and cyber defense, which comprises a variety of high-quality networking, cybersecurity and information assurance products and services that provide advanced, high-speed IP-based “Type 1” and HAIPE®-compliant encryption solutions that enable military and government users to communicate information securely, and that protect the integrity of data stored on computers and storage devices. Information security and cyber defense also includes our MOJO expeditionary tactical gateway family of products.
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
•
Tactical networking, which provides resilient communications designed for on-the-move or on-the-pause operations in a multi-domain battlespace with friendly force tracking and narrowband solutions. Tactical networking includes the products and services offered by TrellisWare.
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

•
increasing levels of competition in the markets in which we compete;
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
•
the availability of third-party satellite bandwidth and network infrastructure that we rely on to provide our services;
•
the extent of growth in uptake of our in-flight services by commercial airlines and business jets, the number of aircraft retrofitted or installed with our IFC systems, and the rate of revenue growth in our IFC-related businesses in our communication services segment, as well as the impact of the grounding or slowdown in manufacture of aircraft related to aircraft safety, maintenance, OEM delays or other issues;
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

•
the global business environment and economic conditions, including changes in interest rates, credit conditions, debt levels, consumer confidence, discretionary spending levels, rates of inflation, unemployment rates, energy costs, geopolitical issues, tariffs and other macro-economic factors;
•
changes in the levels of our R&D spending, including the effects of associated tax credits;
•
the timing and impact of acquisitions and divestitures (such as the Inmarsat Acquisition) and transaction-related or integration costs and any incurrence or repayment of indebtedness in connection therewith;
•
seasonal effects related to the timing of contract awards, the timing and availability of U.S. Government funding, and the timing of product deliveries and customer acceptance, as well as increased demand for IFC services from airline passengers during peak holiday and summer travel periods and subscriber activity for our fixed broadband services related to traditional retail selling periods in our communication services segment;
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
•
the complex and lengthy procurement process for many of our customers, particularly in our government satcom business and defense and advanced technologies segment, the impact of a failure to receive an expected order or a deferral of an order to a later period, and the timing of or effect of delays in obtaining government product certifications;
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
•
our reliance on a global supply chain, including contract manufacturers and single-source or limited groups of suppliers; the impact of supply chain bottlenecks, and our ability to purchase or favorably price component parts that are periodically subject to shortages or supply chain disruptions resulting from surges in demand, natural disasters, tariffs, wars and other conflicts or other events;
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
•
our ability to generate sufficient cash flows to repay our indebtedness; and
•
the impact of public health crises, such as the COVID-19 pandemic, and the return to normalization after associated disruptions, such as the timing of return to normalization of government acquisition processes and pre-pandemic global airline traffic levels following COVID-19-related disruptions.

We may see some negative impacts on revenues and operating cash flows from our aviation businesses in fiscal year 2026 and potentially beyond, as a result of the impacts of regulatory oversight, approvals for new model aircraft and lingering global supply chain issues on the timely deliveries of aircraft to our commercial airline customers.

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

Satellite-Related Activities

Our complementary fleet of 23 in service or operational satellites spans the Ka-, L- and S-bands, enabling us to provide a wide array of high-quality broadband and narrowband services with near global coverage (including strong oceanic coverage) with greater redundancy and resiliency.

We launched the first of our third-generation ViaSat-3 class satellites, ViaSat-3 F1, into orbit on April 30, 2023, and on July 12, 2023, we reported a reflector deployment issue that materially impacted the performance of the ViaSat-3 F1 satellite. On August 24, 2023, we reported that the I-6 F2 satellite, which was launched in February 2023, suffered a power subsystem anomaly during its orbit raising phase, and concluded that the satellite would not operate as intended. See Note 1 — The Company and a Summary of Its Significant Accounting Policies — Property, equipment and satellites to our consolidated financial statements for more information.

We expect to continue to invest in IR&D as we continue our focus on leadership and innovation in satellite and space technologies, including for the development of any new generation satellite designs and next-generation satellite network solutions. The level of our investment in a given fiscal year will depend on a variety of factors, including the stage of development of our satellite projects, new market opportunities and our overall operating performance. By leveraging our own satellite fleet and its unique advantages, existing national operator partnerships, plus coverage and capacity from leading third-party satellites and constellations, our services are designed to provide customers with the essential capacity density, market access, speed, bandwidth and responsiveness they need. Importantly, we have continued to innovate advanced multi-orbit resource management techniques to reduce costs and expand geographic coverage to better serve the unique needs of each mobility and defense customer. In forming key partnerships with multiple GSO and NGSO operators, we are well-positioned to support delivery of Viasat’s next-generation services, achieve industry-leading resource utilization, and drive capital efficiency. In parallel, we are working to ensure equitable access to finite space resources and support regulatory certainty enabling multi-orbit solutions and related infrastructure to thrive in a shared and sustainable way.

As we continue to build and expand our global network and satellite fleet, from time to time we enter into satellite construction agreements for the construction and purchase of additional satellites and (depending on the satellite design) the integration of our payload and technologies into the satellites. See Note 14 — Commitments to our consolidated financial statements for information as of March 31, 2025 regarding our future minimum payments under our satellite construction contracts and other satellite-related purchase commitments (including satellite performance incentive obligations) for the next five fiscal years and thereafter . The total project cost to bring a new satellite into service will depend, among other things, on the scope and timing of the earth station infrastructure roll-out and the method used to procure fiber or other access to the earth station infrastructure. Our total cash funding of a satellite project may be reduced through third-party agreements, such as potential joint service offerings and other strategic partnering arrangements.

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

Sources of Revenues

Our communication services segment revenues are primarily derived from our aviation services (including IFC services), government satcom services, maritime services (including narrowband and safety of communication capabilities), fixed broadband services, and energy services, as well as a wide array of advanced satellite and wireless products, networks and terminal solutions that support or enable the provision of fixed and mobile broadband and narrowband services.

Our defense and advanced technologies segment revenues are primarily derived from our information security and cyber defense, space and mission systems, tactical networking, and advanced technologies and other, products and services, which are provided to government and commercial customers.

Our revenues are primarily derived from two types of contracts: fixed-price and cost-reimbursement contracts. Fixed-price contracts (which require us to provide products and services under a contract at a specified price) comprised approximately 96%, 95% and 93% of our total revenues for fiscal years 2025, 2024 and 2023, respectively, a majority of which were reported in our communication services segment. The remainder of our revenues for such periods was derived primarily from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit), which contracts were mainly reported within our defense and advanced technologies segment.

Historically, a portion of our revenues has been derived from customer contracts that include the development of products, mainly reported within the defense and advanced technologies segment. The development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. See Note 1 — The Company and a Summary of Its Significant Accounting Policies to our consolidated financial statements for additional information.

To date, our ability to grow and maintain our revenues in each of our communication services and defense and advanced technologies segments has depended on our ability to identify and target markets where the customer places a high priority on the technology solution, and our ability to obtain additional sizable contract awards. Due to the nature of this process, it is difficult to predict the probability and timing of obtaining awards in these markets.

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

Performance obligations related to developing and delivering complex equipment built to customer specifications under long-term contracts are recognized over time as these performance obligations do not create assets with an alternative use to us and we have an enforceable right to payment for performance to date. To measure the transfer of control, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for our contracts because that best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Estimating the total costs at completion of a performance obligation requires management to make estimates related to items such as subcontractor performance, material costs and availability, labor costs and productivity and the costs of overhead. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recognized in the period the loss is determined. A one percent variance in our future cost estimates on open fixed-price contracts as of March 31, 2025 would change our income (loss) before income taxes by an insignificant amount.

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

Deferred costs to obtain or fulfill contract

Under ASC 340-40, Other Assets and Deferred Costs — Contracts with Customers, we recognize an asset from the incremental costs of obtaining a contract with a customer if we expect to recover those costs. The incremental costs of obtaining a contract are those costs that we incur to obtain a contract with a customer that we would not have incurred if the contract had not been obtained. ASC 340-40 also requires the recognition of an asset from the costs incurred to fulfill a contract when (1) the costs relate directly to a contract or to an anticipated contract that we can specifically identify, (2) the costs generate or enhance our resources that will be used in satisfying (or in continuing to satisfy) performance obligations in the future, and (3) the costs are expected to be recovered. We recognize an asset related to commission costs incurred primarily in our communication services segment and recognize an asset related to costs incurred to fulfill contracts. Costs to acquire customer contracts are amortized over the estimated customer contract life. Costs to fulfill customer contracts are amortized in proportion to the revenue to which the costs relate. For contracts with an estimated amortization period of less than one year, we expense incremental costs immediately.

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

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. Except for the impairment related to our exit from certain locations in EMEA markets, disposal of certain related assets and termination of certain related long-term contracts in the fourth quarter of fiscal year 2025, the impairment related to certain of our satellites under construction and satellite programs in the second and third quarters of fiscal year 2024 (as discussed in Note 1 — The Company and a Summary of Its Significant Accounting Policies — Property, equipment and satellites below), and the impairment of certain right-of-use assets in the fourth quarter of fiscal year 2023, no other material impairments were recorded by us for fiscal years 2025, 2024 and 2023. See Note 7 — Leases to our consolidated financial statements for additional information.

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

Furthermore, in addition to qualitative analysis, we believe it is appropriate to conduct a quantitative analysis periodically as a prudent review of our reporting unit goodwill fair values. Our quantitative analysis estimates the fair values of the reporting units using discounted cash flows and other indicators of fair value. The forecast of future cash flow is based on our best estimate of each reporting unit’s future revenue and operating costs, based primarily on existing firm orders, expected future orders, contracts with suppliers, labor resources, general market conditions, successful launch of our satellites currently under construction and other relevant factors. Based on a quantitative analysis for fiscal year 2025, we concluded that estimated fair values of our reporting units exceed their respective carrying values.

Based on our qualitative and quantitative assessment performed during the fourth quarter of fiscal year 2025, we concluded that it was more likely than not that the estimated fair value of each of our reporting units exceeded their related carrying value as of March 31, 2025.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data of our continuing operations for the periods indicated:

	Fiscal Years Ended
	March 31, 2025	March 31, 2024	March 31, 2023
Revenues:	100%	100%	100%
Service revenues	71	70	63
Product revenues	29	30	37
Operating expenses:
Cost of service revenues	46	45	43
Cost of product revenues	21	23	29
Selling, general and administrative (including ground network (FY25), satellite (FY24) impairment and related charges, net — see Note 1)	26	44	28
Independent research and development	3	4	5
Amortization of acquired intangible assets	6	5	1
Income (loss) from continuing operations	(2)	(21)	(6)
Interest (expense) income, net	(7)	(7)	—
(Loss) gain on extinguishment of debt, net (see Note 8)	(2)	—	—
Income (loss) from continuing operations before income taxes	(12)	(28)	(6)
(Provision for) benefit from income taxes from continuing operations	—	3	(2)
Net income (loss) from continuing operations	(12)	(24)	(8)
Net income (loss) from discontinued operations, net of tax	—	—	51
Net income (loss) attributable to Viasat, Inc.	(13)	(25)	42

Fiscal Year 2025 Compared to Fiscal Year 2024

Revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2025	March 31, 2024	Increase (Decrease)	Increase (Decrease)
Service revenues	$3,225.8	$3,004.6	$221.2	7%
Product revenues	1,293.8	1,279.2	14.6	1%
Total revenues	$4,519.6	$4,283.8	$235.8	6%

Our total revenues increased by $235.8 million as a result of a $221.2 million increase in service revenues and a $14.6 million increase in product revenues. The increase in service revenues was primarily due to a $223.8 million increase in our communication services segment. The increase in product revenues was due to an increase of $81.5 million in our defense and advanced technologies segment, partially offset by a $66.9 million decrease in our communication services segment.

Cost of revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2025	March 31, 2024	Increase (Decrease)	Increase (Decrease)
Cost of service revenues	$2,091.7	$1,928.7	$163.0	8%
Cost of product revenues	937.9	973.4	(35.5)	(4)%
Total cost of revenues	$3,029.6	$2,902.1	$127.5	4%

Cost of revenues increased by $127.5 million due to a $163.0 million increase in cost of service revenues, partially offset by a $35.5 million decrease in cost of product revenues. The increase in cost of service revenues was primarily due to increased service revenues, mainly driven by our communication services segment, resulting in a $142.0 million increase in cost of service revenues on a constant margin basis, as well as lower margins primarily in our defense and advanced technologies segment. The cost of product revenue decrease was primarily attributable to higher margins, mainly in our defense and advanced technologies segment, due to a higher mix of our product revenues associated with royalty and licensing agreements versus hardware and other product related revenues.

Selling, general and administrative expenses

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2025	March 31, 2024	Increase (Decrease)	Increase (Decrease)
Selling, general and administrative	$1,181.1	$1,893.7	$(712.6)	(38)%

We experienced net losses of $905.5 million related to satellite impairment, including liabilities associated with the termination of certain subcontractor agreements, net of estimated insurance claim receivables in fiscal year 2024, and $169.4 million impairment related to ground network as a result of our exit activities from certain locations in EMEA markets in fiscal year 2025, which were recorded in our communication services segment for both periods. After excluding these net losses, selling, general and administrative (SG&A) expenses increased by $23.5 million, primarily driven by a $50.2 million increase in support costs and partially offset by a $24.7 million decrease in sales and marketing costs, both of which were mainly in our communication services segment. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, acquisition and transaction related expenses, facilities, finance, contract administration and general management.

Independent research and development

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2025	March 31, 2024	Increase (Decrease)	Increase (Decrease)
Independent research and development	$142.4	$150.7	$(8.3)	(6)%

The $8.3 million decrease in IR&D expenses was primarily attributable to a $21.5 million decrease in our communication services segment (primarily related to next-generation consumer broadband integrated networking technologies), partially offset by a $13.3 million increase in our defense and advanced technologies segment (primarily related to other advanced technologies).

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to 12 years. The $36.8 million increase in amortization of acquired intangible assets in fiscal year 2025 compared to the prior fiscal year was primarily related to a full year of amortization of acquired intangibles as a result of the Inmarsat Acquisition in May 2023, compared to only ten months in the prior year period. Expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
Expected for fiscal year 2026	$263,329
Expected for fiscal year 2027	263,329
Expected for fiscal year 2028	263,291
Expected for fiscal year 2029	262,266
Expected for fiscal year 2030	247,160
Thereafter	971,402
$2,270,777

Interest income

The $12.3 million decrease in interest income for fiscal year 2025 compared to fiscal year 2024 was primarily due to the interest income received from a litigation settlement in the prior year period (see Note 15 — Contingencies to our consolidated financial statements) and the lower interest earned as a result of lower average invested balance in combination with lower interest rate.

Interest expense

The $21.5 million increase in interest expense in fiscal year 2025 compared to fiscal year 2024 was primarily the result of the effects of increased interest expense arising from our increased level of indebtedness following the closing of the Inmarsat Acquisition in May 2023 and the refinancing of certain debt at a higher interest rate.

Income taxes

The income tax benefit in fiscal year 2025 primarily reflected the tax benefit from our loss before income taxes, partially offset by a valuation allowance recorded against our U.S. net deferred tax assets. The income tax benefit in fiscal year 2024 primarily reflected the tax benefit from our loss before income taxes, partially offset by a valuation allowance recorded against our U.S. net deferred tax assets. Our valuation allowance against deferred tax assets increased from $353.6 million at March 31, 2024 to $430.5 million at March 31, 2025. The valuation allowance relates to federal, state, and foreign net operating loss carryforwards, federal and state R&D tax credit carryforwards and foreign tax credit carryforwards.

Segment Results for Fiscal Year 2025 Compared to Fiscal Year 2024

Communication Services Segment

Revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2025	March 31, 2024	Increase (Decrease)	Increase (Decrease)
Segment service revenues	$3,022.3	$2,798.5	$223.8	8%
Segment product revenues	276.1	343.0	(66.9)	(20)%
Total segment revenues	$3,298.5	$3,141.5	$156.9	5%

Our communication services segment revenues increased by $156.9 million due to a $223.8 million increase in service revenues, partially offset by a $66.9 million decrease in product revenues. The Inmarsat Acquisition contributed approximately $329.6 million to the increase in service revenues in our communication services segment, as a result of a full year of contribution compared to only ten months in the prior year period coupled with higher revenues contributed by Inmarsat in the current year period. Furthermore, with respect to segment service revenues, the inclusion of a full year of contribution from Inmarsat, the Inmarsat service revenue increase year-over-year and growth in our aviation services were partially offset by an expected decrease in service revenues from fixed services and other as we continued to allocate a greater proportion of our bandwidth to our IFC business in preference to our U.S. fixed services business due to bandwidth constraints. The IFC service revenue increase was driven primarily by the increase in the number of commercial aircraft and business jets receiving our in-flight services through our IFC systems, with our IFC systems installed and in service on approximately 4,120 commercial aircraft (of which approximately 90 were inactive mostly due to standard aircraft maintenance) and approximately 2,000 business jets as of March 31, 2025, compared to approximately 3,720 commercial aircraft (of which approximately 70 were inactive at quarter end mostly due to standard aircraft maintenance) and approximately 1,800 business jets as of March 31, 2024. The decrease in segment product revenues was primarily driven by a $56.0 million decrease in aviation products, due to accelerated IFC terminal deliveries in the prior year period, and a $16.4 million decrease in government satcom.

Segment operating profit (loss)

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2025	March 31, 2024	(Increase) Decrease	(Increase) Decrease
Segment operating profit (loss)	$(50.2)	$(817.1)	$766.8	94%
Percentage of segment revenues	(2)%	(26)%

The decrease in our communication services segment operating loss was primarily due to the recording of satellite impairment and related charges, net of estimated insurance claim receivables of approximately $905.5 million in the prior year period, as described above, and higher earnings contributions of $40.7 million, mainly due to increased service revenues as a result of the Inmarsat Acquisition. We also experienced a $21.5 million decrease in IR&D expenses (primarily related to next-generation consumer broadband integrated networking technologies). The decrease in segment operating loss was partially offset by a $169.4 million impairment related to ground network as a result of our exit activities from certain locations in EMEA markets, recorded in the fourth quarter of fiscal year 2025, as well as an increase of $31.5 million in SG&A expenses (reflecting the inclusion of a full year of Inmarsat SG&A costs in the current year period compared to only ten months of Inmarsat SG&A costs in the prior year period).

Defense and advanced technologies segment

Revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2025	March 31, 2024	Increase (Decrease)	Increase (Decrease)
Segment service revenues	$203.4	$206.1	$(2.7)	(1)%
Segment product revenues	1,017.7	936.1	81.5	9%
Total segment revenues	$1,221.1	$1,142.2	$78.9	7%

Our defense and advanced technologies segment revenues increased by $78.9 million due to an $81.5 million increase in product revenues, partially offset by a $2.7 million decrease in service revenues. The increase in segment product revenues was primarily due to a $117.5 million increase in tactical networking (mostly related to tactical terrestrial networking), and a $23.4 million increase in information security and cyber defense. The increase in segment product revenues was partially offset by $58.2 million of lower contributions from certain licensing agreements related to a litigation settlement, in advanced technologies and other in the current year period (see Note 15 — Contingencies to our consolidated financial statements for more information). The decrease in segment service revenues was primarily due to a $6.6 million decrease in information security and cyber defense, partially offset by a $3.9 million increase in space and mission systems.

Segment operating profit (loss)

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2025	March 31, 2024	Increase (Decrease)	Increase (Decrease)
Segment operating profit (loss)	$216.7	$154.4	$62.3	40%
Percentage of segment revenues	18%	14%

The increase in our defense and advanced technologies segment operating profit was primarily due to higher earnings contributions of $67.6 million, mainly driven by increased revenues and improved margins in tactical networking products, with a higher mix of our tactical terrestrial networking product revenues associated with royalty and licensing agreements versus hardware and other product related revenues, as well as lower SG&A costs of $8.0 million. The increase in operating profit was partially offset by a $13.3 million increase in IR&D expenses (primarily related to other advanced technologies products).

Fiscal Year 2024 Compared to Fiscal Year 2023

Revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2024	March 31, 2023	Increase (Decrease)	Increase (Decrease)
Service revenues	$3,004.6	$1,602.0	$1,402.6	88%
Product revenues	1,279.2	954.1	325.0	34%
Total revenues	$4,283.8	$2,556.2	$1,727.6	68%

Our total revenues grew by $1,727.6 million as a result of a $1,402.6 million increase in service revenues and a $325.0 million increase in product revenues, which increases reflected ten months of contribution from the Inmarsat Acquisition in fiscal year 2024. The service revenue increase was due to increases of $1,362.9 million in our communication services segment and $39.7 million in our defense and advanced technologies segment. The increase in product revenues was driven primarily by increases of $251.1 million in our defense and advanced technologies segment and $73.9 million in our communication services segment.

Cost of revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2024	March 31, 2023	Increase (Decrease)	Increase (Decrease)
Cost of service revenues	$1,928.7	$1,098.3	$830.4	76%
Cost of product revenues	973.4	736.4	236.9	32%
Total cost of revenues	$2,902.1	$1,834.8	$1,067.3	58%

Cost of revenues increased by $1,067.3 million due to an increase of $830.4 million in cost of service revenues and $236.9 million in cost of product revenues. The cost of service revenues increase was primarily due to increased service revenues, mainly in our communication services segment, causing a $961.6 million increase in cost of service revenues on a constant margin basis. The increase in cost of service revenues was partially offset by higher margins, primarily driven by our communication services segment. The cost of product revenue increase was primarily due to increased product revenues, mainly from our defense and advanced technologies segment, causing a $230.3 million increase in cost of product revenues on a constant margin basis, prior to the effects of product revenues related to the one-time benefit from a litigation settlement (see Note 15 — Contingencies to our consolidated financial statements for more information). The increase in cost of product revenues was further increased by lower margins, primarily driven by our communication services segment.

Selling, general and administrative expenses

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2024	March 31, 2023	Increase (Decrease)	Increase (Decrease)
Selling, general and administrative	$1,893.7	$718.6	$1,175.0	164%

The $1,175.0 million increase in SG&A expenses was driven primarily by a net loss of approximately $905.5 million related to satellite impairment, including liabilities associated with the termination of certain subcontractor agreements, net of estimated insurance claim receivables recorded in our communication services segment, and also reflected acquisition and integration costs associated with the Inmarsat Acquisition. See Note 1 — The Company and a Summary of Its Significant Accounting Policies — Property, equipment and satellites to our consolidated financial statements for more information. Additionally, we experienced an increase in support costs of $212.6 million, primarily in our communication services segment, which reflected the inclusion of ten months of support costs relating to the Inmarsat business for the period following the Inmarsat Acquisition. The increase in SG&A expenses was also driven by $59.5 million in higher selling costs, reflected primarily in our communication services segment.

Independent research and development

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2024	March 31, 2023	Increase (Decrease)	Increase (Decrease)
Independent research and development	$150.7	$128.9	$21.7	17%

The $21.7 million increase in IR&D expenses was mainly the result of a $16.3 million increase in our defense and advanced technologies segment (primarily related to tactical satcom radio products and information assurance projects) and a $5.4 million increase in our communication services segment (primarily related to the inclusion of IR&D expenses relating to the Inmarsat business for the period following the Inmarsat Acquisition).

Amortization of acquired intangible assets

The $197.4 million increase in amortization of acquired intangible assets in fiscal year 2024 compared to the prior fiscal year was primarily related to the amortization of acquired intangibles as a result of the Inmarsat Acquisition in May 2023.

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

Segment Results for Fiscal Year 2024 Compared to Fiscal Year 2023

Communication services segment

Revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2024	March 31, 2023	Increase (Decrease)	Increase (Decrease)
Segment service revenues	$2,798.5	$1,435.6	$1,362.9	95%
Segment product revenues	343.0	269.1	73.9	28%
Total segment revenues	$3,141.5	$1,704.8	$1,436.8	84%

Our communication services segment revenues increased by $1,436.8 million due to a $1,362.9 million increase in service revenues and a $73.9 million increase in product revenues. The increase in segment service revenues was primarily attributable to the Inmarsat Acquisition in May 2023 (which contributed to a $1,363.4 million increase in segment service revenues) and a $160.5 million increase in aviation service revenues (reflecting a continued increase in both the number of commercial aircraft receiving our in-flight services through IFC systems and passenger air traffic), partially offset by an expected decrease in revenues from fixed services and other as we continued to allocate a greater proportion of our bandwidth to our IFC business in preference to our U.S. fixed services business due to bandwidth constraints. The increase in segment product revenues was primarily attributable to a $72.5 million contribution from the Inmarsat Acquisition.

Segment operating profit (loss)

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2024	March 31, 2023	(Increase) Decrease	(Increase) Decrease
Segment operating profit (loss)	$(817.1)	$(189.4)	$(627.7)	(331)%
Percentage of segment revenues	(26)%	(11)%

The increase in our communication services segment operating loss was primarily due to the recording of satellite impairment and related charges, net of estimated insurance claim receivables of approximately $905.5 million in fiscal year 2024, as described above, as well as a $239.4 million increase in SG&A costs and a $5.4 million increase in IR&D expenses (primarily related to the inclusion of expenses related to the Inmarsat business for the period following the Inmarsat Acquisition). The increase in our segment operating loss was partially offset by higher earnings contributions of $522.7 million, mainly due to an increase in segment service revenues as a result of the Inmarsat Acquisition and improved margins in our aviation services as they continued to scale.

Defense and advanced technologies segment

Revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2024	March 31, 2023	Increase (Decrease)	Increase (Decrease)
Segment service revenues	$206.1	$166.4	$39.7	24%
Segment product revenues	936.1	685.0	251.1	37%
Total segment revenues	$1,142.2	$851.4	$290.8	34%

Our defense and advanced technologies segment revenues increased by $290.8 million due to a $251.1 million increase in product revenues and a $39.7 million increase in service revenues. The increase in segment product revenues was primarily due to increases of $120.5 million in information security and cyber defense, $57.7 million in advanced technologies and other, mainly related to higher contributions from certain licensing agreements in advanced technologies and other in fiscal year 2024 compared to fiscal year 2023 (see Note 15 — Contingencies to our consolidated financial statements for more information), $50.0 million in space and mission systems, $23.0 million in tactical networking. The increase in segment service revenues was primarily driven by increases of $18.7 million in space and mission systems, $7.4 million in tactical networking, $7.0 million in advanced technologies and other and $6.5 million in information security and cyber defense.

Segment operating profit (loss)

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2024	March 31, 2023	Increase (Decrease)	Increase (Decrease)
Segment operating profit (loss)	$154.4	$63.3	$91.2	144%
Percentage of segment revenues	14%	7%

The increase in our defense and advanced technologies segment operating profit was primarily due to higher earnings contributions of $137.5 million, mainly due to an increase in segment product revenues. The increase in our segment operating profit was partially offset by a $30.1 million increase in SG&A costs and a $16.3 million increase in IR&D expenses (primarily related to tactical satcom radio products and information assurance projects).

Backlog

Our firm and funded backlog as of March 31, 2025 is reflected in the table below.

As of March 31, 2025
(In millions)
Firm backlog
Communication services	$2,568.8
Defense and advanced technologies	984.0
Total	$3,552.8
Funded backlog
Communication services	$2,496.3
Defense and advanced technologies	817.0
Total	$3,313.3

The firm backlog does not include contract options. As of March 31, 2025, approximately half of the firm backlog is expected to be delivered during the next 12 months, with the balance delivered thereafter. We include in our backlog only those orders for which we have accepted purchase orders, and not anticipated purchase orders and requests. In our communication services segment, our backlog includes fixed broadband service revenues under our subscriber agreements, but does not include future recurring IFC service revenues under our agreements with commercial airlines. As of March 31, 2025, our IFC systems were installed and in service on approximately 4,120 commercial aircraft, of which approximately 90 were inactive at fiscal year end (mostly due to standard aircraft maintenance). We anticipate that approximately 1,600 additional commercial aircraft will be put into service with our IFC systems under existing customer agreements with commercial airlines. Due to the nature of commercial airline contracts, there can be no assurance that all anticipated purchase orders and requests will be placed or that anticipated IFC services will be activated on all such additional commercial aircraft.

Our total new awards which exclude future revenue under recurring consumer commitment arrangements were approximately $4.7 billion for fiscal year 2025 and $4.2 billion for fiscal year 2024.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing, export credit agency financing and equity financing. At March 31, 2025, we had $1.6 billion in cash and cash equivalents, $1.2 billion in working capital, no outstanding borrowings and borrowing availability of $593.3 million under the Viasat Revolving Credit Facility and no outstanding borrowings and borrowing availability of $550.0 million under the Inmarsat Revolving Credit Facility. At March 31, 2024, we had $1.9 billion in cash and cash equivalents, $2.2 billion in working capital, no outstanding borrowings and borrowing availability of $591.5 million under the Viasat Revolving Credit Facility, and no outstanding borrowings and borrowing availability of $550.0 million under the Inmarsat Revolving Credit Facility. We invest our cash in excess of current operating requirements in short-term, highly liquid bank money market funds primarily investing in U.S. government-backed securities and treasuries.

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

As a result of the divestiture of the Link-16 TDL Business, we took measures to mitigate the impact of stranded costs and to right-size our remaining businesses by reducing discretionary spending and by undertaking cost-reduction measures, including reducing our real estate footprint and workforce, which measures resulted in approximately $40 million of expenses during the fourth quarter of fiscal year 2023, primarily recorded in our SG&A.

In November 2023, we announced an important milestone in our integration program following our Inmarsat Acquisition. As part of our ongoing strategy to streamline operations and better serve our growing customer base, we completed our work on the rationalization of roles in our global business, which was intended to achieve both operational and cost efficiencies. As part of the role rationalization, we reduced our global workforce by approximately 800 positions, or approximately 10%, and recorded total costs (primarily related to employee severance payments, benefits and related termination costs) of approximately $48 million during fiscal year 2024. These one-time costs were recorded within operating expenses in our consolidated statements of operations and comprehensive income (loss) in both of our segments.

To further enhance our liquidity position or to finance the construction and launch of any future satellites, acquisitions, strategic partnering arrangements, joint ventures or other business investment initiatives, we may obtain additional financing, which could consist of debt, convertible debt or equity financing from public and/or private credit and capital markets. From time to time, we file universal shelf registration statements with the SEC for the future sale of an unlimited amount of common stock, preferred stock, debt securities, depositary shares and warrants, which securities may be offered from time to time, separately or together, directly by us, by selling security holders, or through underwriters, dealers or agents at amounts, prices, interest rates and other terms to be determined at the time of the offering. Additionally, we consider strategic divestitures from time to time, such as the Link-16 TDL Sale that was completed in January 2023 for approximately $1.96 billion in cash, subject to adjustments, as well as divestitures of non-core assets or businesses, such as the divestiture of our energy services system integration business in December 2024.

We may, from time to time, seek to retire, prepay or repurchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. During fiscal year 2025, we repurchased $257.5 million in aggregate principal amount of Viasat’s 5.625% Senior Notes due 2025 (the 2025 Notes)) in open market transactions and redeemed the Inmarsat 2026 Notes in full. As a result, in fiscal year 2025, we recorded a net loss on extinguishment of debt of approximately $99.8 million in (loss) gain on extinguishment of debt, net, mainly related to the redemption of the Inmarsat 2026 Notes (attributable to the related unamortized fair value adjustment made in purchase accounting). Subsequent to fiscal year end, we redeemed all remaining 2025 Notes in full. Although we can give no assurances concerning our future liquidity, we believe that we have adequate sources of funding to meet our anticipated operating requirements for the next 12 months, which include, but are not limited to, cash on hand, borrowing capacity, and cash expected to be provided by operating activities.

Cash flows

Cash provided by operating activities for fiscal year 2025 was $908.2 million compared to $688.2 million for fiscal year 2024. This $220.0 million increase was driven by a $211.7 million year-over-year decrease in cash used to fund net operating assets and our operating results (net income (loss) adjusted for depreciation, amortization and other non-cash charges) which resulted in $8.3 million of higher cash provided by operating activities year-over-year. The decrease in cash used to fund net operating assets during fiscal year 2025 when compared to the prior year period was primarily due to timing of payments related to our income tax payables, accrued liabilities and accounts payable. Cash paid for income taxes, net, during fiscal years 2025 and 2024 was $196.3 million and $200.6 million, respectively. Cash paid for interest (net of amounts capitalized) during fiscal years 2025 and 2024 was $390.0 million and $229.0 million, respectively.

Cash used in investing activities for fiscal year 2025 was $758.4 million compared to $1.3 billion for fiscal year 2024. This $532.8 million decrease in cash used in investing activities year-over-year reflected a decrease of $509.2 million in cash used for capital expenditures as well as the $342.6 million in cash (net of cash acquired) used for the Inmarsat Acquisition in fiscal year 2024, partially offset by a $257.1 million decrease in cash receipts related to satellite insurance claim proceeds year-over-year.

Cash used in financing activities for fiscal year 2025 was $442.6 million compared to cash provided by financing activities of $1.1 billion for fiscal year 2024. Cash used in financing activities in fiscal year 2025 was primarily comprised of debt repayments of $2.4 billion, partially offset by proceeds from debt borrowings of $2.0 billion (which primarily related to the repurchase and refinancing of the Inmarsat 2026 Notes). Cash provided by financing activities in fiscal year 2024 was primarily comprised of proceeds from debt borrowings of approximately $1.7 billion primarily incurred in connection with the Inmarsat Acquisition, partially offset by debt repayments of $567.0 million. See Note 8 — Senior Notes and Other Long-Term Debt for further information.

Capital Expenditures and IR&D Investments

Capital expenditures in fiscal year 2025 of $1.0 billion were 33% lower than fiscal year 2024, reflecting efforts to continue to optimize our capital expenditures as we integrate our businesses and prioritize our investments. Our total capital expenditures in fiscal year 2026 may be slightly higher compared to fiscal year 2025, due to timing, however we expect to continue to manage investments in our business as a whole and remain committed to meaningfully reducing aggregate capital expenditures as part of our Inmarsat integration strategy and as satellites currently under construction are completed. See Note 14 — Commitments to our consolidated financial statements for information as of March 31, 2025 regarding our future minimum payments under our satellite construction contracts and other satellite-related purchase commitments (including satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites) for the next five fiscal years and thereafter.

We also incur IR&D expenses, which are not directly funded by a third party. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to R&D projects. Our IR&D investments are expected to continue through fiscal year 2026 and beyond to support our growth, acceleration of new opportunities and entry into new markets (for example direct-to-device). IR&D expenses were approximately 3%, 4% and 5% of total revenues in fiscal years 2025, 2024 and 2023, respectively. As a government contractor, we are able to recover a portion of our IR&D expenses pursuant to our government contracts.

Long-Term Debt

As of March 31, 2025, the aggregate principal amount of our total outstanding indebtedness was $7.2 billion, which was comprised of (1) $442.6 million in aggregate principal amount of the 2025 Notes (which were redeemed in full subsequent to fiscal year end), $600.0 million in aggregate principal amount of Viasat's 5.625% Senior Secured Notes due 2027 (the 2027 Notes), $400.0 million in aggregate principal amount of Viasat's 6.500% Senior Notes due 2028 (the 2028 Notes), $1.975 billion in aggregate principal amount of Inmarsat's 9.000% Senior Secured Notes due 2029 (the Inmarsat 2029 Notes) and $733.4 million in aggregate principal amount of Viasat's 7.500% Senior Notes due 2031 (the 2031 Notes), (2) $680.8 million in principal amount of outstanding borrowings under Viasat's $700.0 million senior secured term loan facility (the 2022 Term Loan Facility), $607.5 million in principal amount of outstanding borrowings under Viasat's $616.7 million senior secured term loan facility (the 2023 Term Loan Facility), $1.6 billion in principal amount of outstanding borrowings under Inmarsat's $1.6 billion senior secured term loan facilities (the Inmarsat Term Loan Facilities), no outstanding borrowings under our Revolving Credit Facilities, and $19.7 million in principal amount of outstanding borrowings under Viasat's direct loan facility with the Export-Import Bank of the United States (the Ex-Im Credit Facility), and (3) $158.5 million of finance lease obligations. For information regarding our outstanding indebtedness, refer to Note 8 — Senior Notes and Other Long-Term Debt to our consolidated financial statements.

Contractual Obligations

The following table sets forth a summary of certain material cash requirements for known contractual obligations and commitments at March 31, 2025:

(In thousands, including interest where applicable)	Next 12 months	Thereafter
Operating leases	$89,029	$614,612
Senior notes and other long-term debt (1)(2)	1,070,565	8,672,616
Purchase commitments including satellite-related agreements	806,973	1,450,251
Total	$1,966,567	$10,737,479

(1) To the extent that the interest rate on any long-term debt is variable, amounts reflected represent estimated interest payments on the applicable current outstanding balance based on the interest rate at March 31, 2025 until the applicable maturity date.

(2) Includes the 2025 Notes, which were redeemed in full subsequent to fiscal year end.

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

Our consolidated balance sheets included $2.2 billion and $2.5 billion of “other liabilities” as of March 31, 2025 and March 31, 2024, respectively, which primarily consisted of deferred income taxes and the long-term portion of deferred revenues. These remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at March 31, 2025 as defined in Regulation S-K Item 303(b) other than as discussed under “Contractual Obligations” above or disclosed in the notes to our consolidated financial statements included in this report.

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

Our primary interest rate under our variable rate Credit Facilities is the forward-looking term SOFR rate plus an applicable margin. As of March 31, 2025, the effective interest rate on our outstanding borrowings under the 2022 Term Loan Facility was 9.47% and under the 2023 Term Loan Facility was 9.93%. As of March 31, 2025, the weighted average effective interest rate under the Inmarsat Term Loan Facilities was approximately 9.17%. As of March 31, 2024, the effective interest rate that would have been applied to any new SOFR-based borrowings under the Viasat Revolving Credit Facility was approximately 7.05%, and under the Inmarsat Revolving Credit Facility was approximately 7.07%. As of March 31, 2025, we had no outstanding borrowings under our Revolving Credit Facilities. Accordingly, assuming the outstanding balance under the 2022 Term Loan Facility, the 2023 Term Loan Facility and the Inmarsat Term Loan Facilities remained constant over a year and we continued to have no outstanding borrowings under the Revolving Credit Facilities, a 10% increase in the interest rates would increase interest incurred, prior to effects of capitalized interest, by approximately $25.5 million over a 12-month period.

Foreign Exchange Risk

We generally conduct our business in U.S. dollars. However, as our international business is conducted in a variety of foreign currencies, we are exposed to fluctuations in foreign currency exchange rates. A five percent variance in foreign currencies in which our international business is conducted would change our income (loss) before income taxes by an insignificant amount for each of the fiscal years ended March 31, 2025 and 2024. Our objective in managing our exposure to foreign currency risk is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, from time to time, we may enter into foreign currency forward contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements at March 31, 2025 and March 31, 2024 and for each of the three fiscal years in the period ended March 31, 2025, and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (PCAOB ID 238), are included in this report on pages F-1 through F-53.

Summarized Quarterly Data (Unaudited)

The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results for the interim periods. Summarized quarterly data for fiscal years 2025 and 2024 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
2025
Total revenues	$1,126,460	$1,122,262	$1,123,767	$1,147,082
Income (loss) from operations	59,735	(24,678)	21,248	(153,785)
Net income (loss) from continuing operations	(21,687)	(121,796)	(146,907)	(240,735)
Net income (loss) from discontinued operations, net of tax	—	—	—	—
Net income (loss)	(21,687)	(121,796)	(146,907)	(240,735)
Net income (loss) attributable to Viasat, Inc.	(32,912)	(137,584)	(158,413)	(246,053)
Income (loss) per share attributable to Viasat, Inc. common stockholders - basic:
Continuing operations	$(26.00)	$(1.07)	$(1.23)	$(1.89)
Discontinued operations	—	—	—	—
Income (loss)	$(26.00)	$(1.07)	$(1.23)	$(1.89)
Income (loss) per share attributable to Viasat, Inc. common stockholders - diluted:
Continuing operations	$(26.00)	$(1.07)	$(1.23)	$(1.89)
Discontinued operations	—	—	—	—
Income (loss)	$(26.00)	$(1.07)	$(1.23)	$(1.89)
2024
Total revenues	$779,791	$1,225,415	$1,128,539	$1,150,013
Income (loss) from operations	(41,516)	(804,667)	(43,918)	295
Net income (loss) from continuing operations	(76,902)	(765,763)	(119,349)	(85,483)
Net income (loss) from discontinued operations, net of tax	—	—	—	(10,422)
Net income (loss)	(76,902)	(765,763)	(119,349)	(95,905)
Net income (loss) attributable to Viasat, Inc.	(77,004)	(767,238)	(124,399)	(100,263)
Income (loss) per share attributable to Viasat, Inc. common stockholders - basic:
Continuing operations	$(0.83)	$(6.16)	$(0.99)	$(0.71)
Discontinued operations	—	—	—	(0.08)
Income (loss)	$(0.83)	$(6.16)	$(0.99)	$(0.80)
Income (loss) per share attributable to Viasat, Inc. common stockholders - diluted:
Continuing operations	$(0.83)	$(6.16)	$(0.99)	$(0.71)
Discontinued operations	—	—	—	(0.08)
Income (loss)	$(0.83)	$(6.16)	$(0.99)	$(0.80)

In the fourth quarter of fiscal year 2025, we recorded $169.4 million in impairment charges and other liabilities related to the exit from certain locations in EMEA markets, in selling, general and administrative expenses (see Note 1 — The Company and a Summary of Its Significant Accounting Policies to our consolidated financial statements for more information).

In the second quarter of fiscal year 2024, we recorded a one-time benefit from a litigation settlement of $95.3 million in revenues (see Note 15 — Contingencies to our consolidated financial statements for more information). Additionally, in the second quarter of fiscal year 2024, we recorded a reduction to the carrying value of satellites under construction of approximately $1.67 billion, which was partially offset by total insurance claim receivables of approximately $770.0 million, resulting in a net loss of approximately $905.5 million recorded in selling, general and administrative expenses (see Note 1 — The Company and a Summary of Its Significant Accounting Policies to our consolidated financial statements for more information).

The summarized quarterly data above includes the operating results of Inmarsat from the date of acquisition on May 30, 2023. Therefore, the first quarter of fiscal year 2024 only included one month of Inmarsat's operating results, whereas the remaining quarters of fiscal year 2024 included a full quarter of Inmarsat's operating results.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2025, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2025.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of March 31, 2025.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm has audited the effectiveness of the Company’s internal control over financial reporting as of March 31, 2025, as stated in their report which appears on page F-1.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. During the quarter ended March 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended March 31, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.

On June 30, 2025, Craig Miller will transition from his current role as Senior Vice President, Strategic Initiatives to a new position as Senior Vice President and President, Government.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included in our definitive Proxy Statement to be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders (the Proxy Statement) under the headings “Corporate Governance Principles and Board Matters,” “Election of Directors” and “Ownership of Securities,” and is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this report:
(1)
Consolidated Financial Statements

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)
Exhibits

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1*	Share Purchase Agreement, dated as of November 8, 2021, by and among Viasat, Inc. and the shareholders of Connect Topco Limited party thereto	8-K	000-21767	2.1	11/08/2021

2.1(A)	Letter agreement, dated as of April 11, 2023, by and among Viasat, Inc. and the shareholders of Connect Topco Limited party thereto	10-K	000-21767	2.1(A)	05/22/2023

2.2*	Asset Purchase Agreement, dated as of October 1, 2022, by and between Viasat, Inc. and L3Harris Technologies, Inc.	8-K	000-21767	2.1	10/03/2022

3.1	Second Amended and Restated Certificate of Incorporation of ViaSat, Inc.	10-Q	000-21767	3.1	11/14/2000

3.1.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Viasat, Inc.	8-K	000-21767	3.1	06/02/2023

3.2	Amended and Restated Bylaws of ViaSat, Inc.	10-Q	000-21767	3.1	11/09/2023

4.1	Form of Common Stock Certificate (p)	S-1/A	333-13183	4.1	11/05/1996

4.2	Indenture, dated as of March 27, 2019, between Viasat, Inc. and Wilmington Trust, National Association, as trustee and as collateral trustee	8-K	000-21767	4.1	03/27/2019

4.2.1	Form of 5.625% Senior Secured Note due 2027 of Viasat, Inc. (attached as Exhibit A to the Indenture filed as Exhibit 4.2 hereto)	8-K	000-21767	4.1	03/27/2019

4.3	Indenture, dated as of June 24, 2020, between Viasat, Inc. and Wilmington Trust, National Association, as trustee	8-K	000-21767	4.1	06/24/2020

4.3.1	Form of 6.500% Senior Note due 2028 of Viasat, Inc. (attached as Exhibit A to the Indenture filed as Exhibit 4.3 hereto)	8-K	000-21767	4.1	06/24/2020

4.4	Indenture, dated as of September 28, 2023, between Viasat, Inc. and Wilmington Trust, National Association, as trustee	8-K	000-21767	4.1	09/28/2023

4.4.1	Form of 7.500% Senior Notes due 2031 of Viasat, Inc. (attached as Exhibit A to the Indenture filed as Exhibit 4.4 hereto)	8-K	000-21767	4.1	09/28/2023

4.5	Indenture, dated as of September 25, 2024, by and among Connect Finco SARL, Connect U.S. Finco LLC, the guarantors party thereto and Wilmington Trust, as trustee and notes collateral agent	8-K	000-21767	4.1	10/01/2024

4.5.1	Form of 9.000% Senior Secured Notes due 2029 of Connect Finco SARL and Connect U.S. Finco LLC (attached as Exhibit A to the Indenture filed as Exhibit 4.5 hereto)	8-K	000-21767	4.1	10/01/2024

4.6	Description of Registered Securities	10-K	000-21767	4.7	05/29/2024

10.1*	Stockholder Agreement, dated as of May 21, 2025, by and between Viasat, Inc. and Triton LuxTopHolding SARL.	8-K	000-21767	10.1	05/22/2025

10.2*	Stockholder Agreement, dated as of May 21, 2025, by and between Viasat, Inc. and CPP Investment Board Private Holdings (4) Inc.	8-K	000-21767	10.2	05/22/2025

10.3*	Stockholder Agreement, dated as of May 21, 2025, by and between Viasat, Inc. and Ontario Teachers’ Pension Plan Board.	8-K	000-21767	10.3	05/22/2025

10.4*	Stockholder Agreement, dated as of May 21, 2025, by and between Viasat, Inc. and WP Triton Co-Invest, L.P.	8-K	000-21767	10.4	05/22/2025

10.5	Form of Indemnification Agreement between ViaSat, Inc. and each of its directors and officers	8-K	000-21767	99.1	03/07/2008

10.6**	Viasat, Inc. Employee Stock Purchase Plan (As Amended and Restated Effective September 7, 2023)	8-K	000-21767	10.2	09/08/2023

10.7**	1996 Equity Participation Plan of Viasat, Inc. (As Amended and Restated Effective September 5, 2024)	8-K	000-21767	10.1	09/09/2024

10.8**	Form of Stock Option Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	10-K	000-21767	10.4	05/26/2015

10.9**	Form of Stock Option Agreement for the 1996 Equity Participation Plan of ViaSat, Inc. — Independent Director	10-Q	000-21767	10.4	11/09/2023

10.10**	Form of Performance Stock Option Agreement for the 1996 Equity Participation Plan of Viasat Inc. (Stock Price)	10-Q	000-21767	10.1	02/09/2024

10.11**	Form of Performance Stock Option Agreement for the Viasat Inc. 1996 Equity Participation Plan	10-Q	000-21767	10.1	02/09/2018

10.12**	Form of Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.—Global	10-Q	000-21767	10.2	11/08/2024

10.13**	Form of Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.—Independent Director	10-Q	000-21767	10.5	11/09/2023

10.14**	Form of Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.—Executive	10-Q	000-21767	10.3	11/08/2024

10.15**	Form of Performance-based Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.— Financial Performance	10-Q	000-21767	10.1	08/09/2024

10.16**	Form of Performance-based Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.— Relative Total Shareholder Return	10-Q	000-21767	10.2	08/09/2024

10.17**	2024 Employment Inducement Incentive Award Plan of Viasat, Inc.	10-Q	000-21767	10.4	11/08/2024

10.18**	Form of Restricted Stock Unit Award Agreement for the 2024 Employment Inducement Incentive Award Plan of Viasat, Inc.—Executive	10-Q	000-21767	10.5	11/08/2024

10.19**	Form of Restricted Stock Unit Award Agreement for the 2024 Employment Inducement Incentive Award Plan of Viasat, Inc.—Relative Total Shareholder Return	10-Q	000-21767	10.6	11/08/2024

10.20**	RigNet, Inc. 2010 Omnibus Incentive Plan	S-8	333-255690	10.3	04/30/2021

10.20.1**	Amendment to RigNet, Inc. 2010 Omnibus Incentive Plan	S-8	333-255690	10.4	04/30/2021

10.21**	RigNet, Inc. 2019 Omnibus Incentive Plan	S-8	333-255690	10.5	04/30/2021

10.21.1**	Amendment to RigNet, Inc. 2019 Omnibus Incentive Plan	S-8	333-255690	10.6	04/30/2021

10.22**	Form of Change in Control Severance Agreement between ViaSat, Inc. and each of its executive officers	10-Q	000-21767	10.7	11/08/2024

10.23**	Form of Severance Agreement between Viasat, Inc. and each of its executive officers	10-Q	000-21767	10.8	11/08/2024

10.24**	Severance Agreement, dated as of November 5, 2024, by and between Viasat, Inc. and Shawn Duffy	10-Q	000-21767	10.9	11/08/2024

10.25**	Amended and Restated Severance Agreement, dated as of November 5, 2024, by and between Viasat, Inc. and James Dodd	10-Q	000-21767	10.10	11/08/2024

10.26**	Severance Agreement, dated as of April 13, 2023, by and between Viasat, Inc. and K. Guru Gowrappan	10-K	000-21767	10.11	05/22/2023

10.27**	Transition Agreement, dated as of January 23, 2025, by and between Viasat, Inc. and K. Guru Gowrappan					X

10.28**	Transition Agreement, dated as of July 2, 2024, by and between Viasat, Inc. and Evan Dixon					X

10.28.1**	Amendment to Transition Agreement, dated as of July 29, 2024, by and between Viasat, Inc. and Evan Dixon					X

10.29	Credit Agreement dated as of November 26, 2013, by and among ViaSat, Inc., Union Bank, N.A. (as agent) and the other lenders party thereto	8-K	000-21767	10.1	11/26/2013

10.29.1	First Amendment to Credit Agreement and Other Loan Documents dated as of March 12, 2015, by and among ViaSat, Inc., Union Bank, N.A. (as agent) and the other lenders party thereto	8-K	000-21767	10.2	03/13/2015

10.29.2	Second Amendment to Credit Agreement and Other Loan Documents dated as of May 24, 2016, by and among Viasat, Inc., MUFG Union Bank, N.A. (as agent) and the other lenders party thereto	8-K	000-21767	10.1	05/24/2016

10.29.3	Third Amendment to Credit Agreement dated as of May 24, 2018 by and among Viasat, Inc., MUFG Union Bank, N.A. (as agent) and the other lenders party thereto	10-K	000-21767	10.10.3	05/30/2018

10.29.4	Fourth Amendment to Credit Agreement dated as of January 18, 2019, by and among Viasat, Inc., MUFG Union Bank, N.A. (as administrative agent and collateral agent) and the other lenders party thereto	8-K	000-21767	10.1	01/22/2019

10.29.5	Fifth Amendment to Credit Agreement, dated as of November 23, 2021, by and among Viasat, Inc., MUFG Union Bank, N.A. (as administrative agent and collateral agent), and the other lenders party thereto	8-K	000-21767	10.1	11/30/2021

10.29.6	Sixth Amendment to Credit Agreement, dated as of March 4, 2022, by and among Viasat, Inc., MUFG Union Bank, N.A. (as administrative agent and collateral agent), and the other lenders party thereto	8-K	000-21767	10.2	03/04/2022

10.29.7	Seventh Amendment to Credit Agreement, dated as of August 24, 2023, by and among Viasat, Inc., MUFG Bank, Ltd. (as successor-in-interest to MUFG Union Bank, N.A.), as administrative agent and collateral agent, and the other lenders party thereto	8-K	000-21767	10.1	08/25/2023

10.29.8	Joinder Agreement, dated as of September 6, 2023, by and among Viasat, Inc. as borrower, MUFG Bank, Ltd. (as successor in interest to MUFG Union Bank, N.A.), as administrative agent and collateral agent, and the lender party thereto.	8-K	000-21767	10.1	09/07/2023

10.30	Credit Agreement dated as of March 12, 2015, by and among ViaSat Technologies Limited, ViaSat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im facility agent) and the Export-Import Bank of the United States	8-K	000-21767	10.1	03/13/2015

10.30.1	First Amendment to Credit Agreement, dated as of June 12, 2015, by and among ViaSat Technologies Limited, ViaSat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im Facility Agent) and the Export-Import Bank of the United States	10-Q	000-21767	10.1	08/10/2015

10.30.2	Second Amendment Agreement, dated as of March 23, 2016, by and among ViaSat Technologies Limited, ViaSat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im Facility Agent) and the Export-Import Bank of the United States	8-K	000-21767	10.1	03/24/2016

10.30.3	Third Amendment Agreement, dated as of October 11, 2016, by and among ViaSat Technologies Limited, ViaSat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im Facility Agent) and the Export-Import Bank of the United States	8-K	000-21767	10.1	10/12/2016

10.30.4	Fourth Amendment to Credit Agreement, dated as of July 17, 2018, by and among Viasat Technologies Limited, Viasat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im Facility Agent) and the Export-Import Bank of the United States	8-K	000-21767	10.1	07/23/2018

10.30.5	Fifth Amendment Agreement, dated as of February 28, 2019, by and among Viasat Technologies Limited, Viasat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im Facility Agent) and the Export-Import Bank of the United States	8-K	000-21767	10.1	02/28/2019

10.30.6	Sixth Amendment to Credit Agreement, dated as of August 3, 2022, among Viasat Technologies Limited, Viasat, Inc., JP Morgan Chase Bank, National Association, and the Export-Import Bank of the United States	10-Q	000-21767	10.2	08/09/2022

10.30.7	Seventh Amendment to Credit Agreement, dated as of April 14, 2023, among Viasat Technologies Limited, Viasat, Inc., JP Morgan Chase Bank, National Association, and the Export-Import Bank of the United States	10-Q	000-21767	10.9	11/09/2023

10.30.8	Eighth Amendment to Credit Agreement, dated as of September 27, 2023, among Viasat Technologies Limited, Viasat, Inc., JP Morgan Chase Bank, National Association, and the Export-Import Bank of the United States	10-Q	000-21767	10.10	11/09/2023

10.31	Credit Agreement, dated as of March 4, 2022, by and among Viasat, Inc., Bank of America, N.A. (as administrative agent and collateral agent), and the other lenders party thereto	8-K	000-21767	10.1	03/04/2022

10.32	Amendment and Restatement Agreement, dated as of September 22, 2023, by and among Viasat, Inc., Bank of America, N.A. (as administrative agent and collateral agent), and the other lenders party thereto	8-K	000-21767	10.1	09/25/2023

10.33	Credit Agreement, dated as of December 12, 2019, by and among Connect Midco Limited, Connect Bidco Limited, Connect Finco SARL, Connect U.S. Finco LLC, Barclays Bank PLC (as administrative agent and collateral agent), and the other lenders party thereto	10-Q	000-21767	10.4	08/09/2023

10.33.1	Amendment No.1 to Credit Agreement, dated as of January 25, 2021, by and among Connect Midco Limited, Connect Bidco Limited, Connect Finco SARL, Connect U.S. Finco LLC, Barclays Bank PLC (as administrative agent and collateral agent), and the other lenders party thereto	10-Q	000-21767	10.4.1	08/09/2023

10.33.2	Amendment No. 2 to Credit Agreement, dated as of December 17, 2021, by and among Connect Midco Limited, Connect Bidco Limited, Connect Finco SARL, Connect U.S. Finco LLC, Barclays Bank PLC (as administrative agent and collateral agent), and the other lenders party thereto	10-Q	000-21767	10.4.2	08/09/2023

10.33.3	Amendment No. 3 to Credit Agreement, dated as of December 2, 2022, by and among Connect Midco Limited, Connect Bidco Limited, Connect Finco SARL, Connect U.S. Finco LLC, Barclays Bank PLC (as administrative agent and collateral agent), and the other lenders party thereto	10-Q	000-21767	10.4.3	08/09/2023

10.33.4	Amendment No. 4 to Credit Agreement, dated as of March 28, 2024 by and among Connect Finco SARL, Connect U.S. Finco LLC, the subsidiary loan parties party thereto, Barclays Bank PLC, as existing administrative agent and collateral agent, Bank of America, N.A., as successor administrative agent and collateral agent, and the lenders party thereto	8-K	000-21767	10.1	03/28/2024

19	Viasat, Inc. Insider Trading Compliance Policies and Procedures	10-K	000-21767	19	05/29/2024

21.1	Subsidiaries					X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see signature page)					X

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer					X

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer					X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97	Viasat, Inc. Compensation Recovery Policy Adopted Under Section 10Q of the Exchange Act and the NASDAQ Listing Rules	10-K	000-21767	97	05/29/2024

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document					X

104	Cover Page (formatted as inline XBRL and contained in Exhibit 101)					X

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
Chairman of the Board and Chief Executive Officer

Date: May 23, 2025

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Mark Dankberg, Garrett Chase and Shawn Duffy, jointly and severally, his or her attorneys-in-fact, each with the full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK DANKBERG	Chairman of the Board and Chief Executive Officer	May 23, 2025
Mark Dankberg	(Principal Executive Officer)

/s/ GARRETT CHASE	Senior Vice President and Chief Financial Officer	May 23, 2025
Garrett Chase	(Principal Financial Officer)

/s/ SHAWN DUFFY	Senior Vice President and Chief Accounting Officer	May 23, 2025
Shawn Duffy	(Principal Accounting Officer)

/s/ RICHARD BALDRIDGE	Director	May 23, 2025
Richard Baldridge

Director
William LaPlante

/s/ SEAN PAK	Director	May 23, 2025
Sean Pak

Director
Michael Paull

/s/ JOHN STENBIT	Director	May 23, 2025
John Stenbit

/s/ THERESA WISE	Director	May 23, 2025
Theresa Wise

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Viasat, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Viasat, Inc. and its subsidiaries (the “Company”) as of March 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended March 31, 2025, including the related notes and financial statement schedules listed in the accompanying index appearing under Item 15 (a)(1) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Communication Services Segment

As described in Notes 1 and 16 to the consolidated financial statements, the communication services segment revenues were $3,298 million for the year ended March 31, 2025. The Company’s communication services segment revenues are primarily derived from the Company’s aviation services (including in-flight connectivity (IFC) services), government satcom services, maritime services (including narrowband and safety of communication capabilities), fixed broadband services, and energy services, as well as a wide array of advanced satellite and wireless products, networks and terminal solutions that support or enable the provision of fixed and mobile broadband and narrowband services. The Company’s connectivity services contracts typically require advance or recurring monthly payments by the customer. The Company’s obligation to provide connectivity services is satisfied over time as the customer simultaneously receives and consumes the benefits provided. The measure of progress over time is based upon either a period of time (e.g., over the estimated contractual term) or usage (e.g., bandwidth used/bytes of data processed).

The principal consideration for our determination that performing procedures relating to revenue recognition within the communication services segment is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of the communication services revenue at the transaction price based upon either a period of time or usage. These procedures also included, among others (i) testing revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as contracts, purchase orders, invoices, proof of transfer of control to the customer, and cash receipts; and (ii) confirming a sample of outstanding customer invoice balances as of March 31, 2025 and, for confirmations not returned, obtaining and inspecting source documents, such as invoices, proof of transfer of control to the customer, and subsequent cash receipts.

/s/PricewaterhouseCoopers LLP

San Diego, California

May 23, 2025

We have served as the Company’s auditor since 1992.

VIASAT, INC.

CONSOLIDATED BALANCE SHEETS

	As of March 31, 2025	As of March 31, 2024
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,612,105	$1,901,033
Accounts receivable, net	699,552	678,210
Inventories	293,943	317,878
Prepaid expenses and other current assets	282,343	581,783
Total current assets	2,887,943	3,478,904

Property, equipment and satellites, net	7,405,664	7,557,206
Operating lease right-of-use assets	416,490	393,077
Other acquired intangible assets, net	2,270,777	2,544,467
Goodwill	1,622,132	1,621,763
Other assets	845,778	733,947
Total assets	$15,448,784	$16,329,364

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$264,300	$287,206
Accrued and other liabilities	908,529	950,621
Current portion of long-term debt	503,825	58,054
Total current liabilities	1,676,654	1,295,881

Senior notes	3,652,882	4,354,714
Other long-term debt	2,879,402	2,774,521
Non-current operating lease liabilities	414,133	379,644
Other liabilities	2,181,153	2,452,100
Total liabilities	10,804,224	11,256,860
Commitments and contingencies (Notes 14 and 15)
Equity:
Viasat, Inc. stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at both March 31, 2025 and 2024	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 130,210,407 and 125,849,088 shares outstanding at March 31, 2025 and 2024, respectively	13	13
Paid-in capital	4,926,259	4,797,253
Retained earnings (accumulated deficit)	(325,530)	249,432
Accumulated other comprehensive income (loss)	(46,911)	(21,268)
Total Viasat, Inc. stockholders’ equity	4,553,831	5,025,430
Noncontrolling interest in subsidiary	90,729	47,074
Total equity	4,644,560	5,072,504
Total liabilities and equity	$15,448,784	$16,329,364

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Fiscal Years Ended
	March 31, 2025	March 31, 2024	March 31, 2023
	(In thousands, except per share data)
Revenues:
Service revenues	$3,225,776	$3,004,594	$1,602,032
Product revenues	1,293,795	1,279,164	954,126
Total revenues	4,519,571	4,283,758	2,556,158
Operating expenses:
Cost of service revenues	2,091,721	1,928,721	1,098,308
Cost of product revenues	937,912	973,375	736,446
Selling, general and administrative (including ground network (FY25), satellite (FY24) impairment and related charges, net — see Note 1)	1,181,091	1,893,650	718,626
Independent research and development	142,394	150,653	128,923
Amortization of acquired intangible assets	263,933	227,165	29,811
Income (loss) from operations	(97,480)	(889,806)	(155,956)
Other income (expense):
Interest income	83,920	96,258	19,512
Interest expense	(421,944)	(400,398)	(26,809)
(Loss) gain on extinguishment of debt, net	(99,814)	—	—
Other income (expense), net	(9,976)	—	1,098
Income (loss) from continuing operations before income taxes	(545,294)	(1,193,946)	(162,155)
(Provision for) benefit from income taxes from continuing operations	941	139,474	(49,418)
Equity in income (loss) of unconsolidated affiliate, net	13,228	6,975	(66)
Net income (loss) from continuing operations	(531,125)	(1,047,497)	(211,639)
Net income (loss) from discontinued operations, net of tax	—	(10,422)	1,302,387
Net income (loss)	(531,125)	(1,057,919)	1,090,748
Less: net income (loss) attributable to noncontrolling interest, net of tax	43,837	10,985	5,942
Net income (loss) attributable to Viasat, Inc.	$(574,962)	$(1,068,904)	$1,084,806
Income (loss) per share attributable to Viasat, Inc. common stockholders - basic:
Continuing operations	$(4.48)	$(9.03)	$(2.87)
Discontinued operations	—	(0.09)	17.16
Income (loss)	$(4.48)	$(9.12)	$14.29
Income (loss) per share attributable to Viasat, Inc. common stockholders - diluted:
Continuing operations	$(4.48)	$(9.03)	$(2.87)
Discontinued operations	—	(0.09)	17.16
Income (loss)	$(4.48)	$(9.12)	$14.29
Shares used in computing basic net income (loss) per share	128,476	117,189	75,915
Shares used in computing diluted net income (loss) per share	128,476	117,189	75,915
Comprehensive income (loss):
Net income (loss)	$(531,125)	$(1,057,919)	$1,090,748
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	(9,275)	2,982	(13,092)
Unrealized gain (loss) on hedging, net of tax	(16,368)	10,463	—
Other comprehensive income (loss), net of tax	(25,643)	13,445	(13,092)
Comprehensive income (loss)	(556,768)	(1,044,474)	1,077,656
Less: comprehensive income (loss) attributable to noncontrolling interest, net of tax	43,837	10,985	5,942
Comprehensive income (loss) attributable to Viasat, Inc.	$(600,605)	$(1,055,459)	$1,071,714

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	March 31, 2025	March 31, 2024	March 31, 2023
Cash Flows from Continuing and Discontinued Operations	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(531,125)	$(1,057,919)	$1,090,748
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,036,467	867,641	409,564
Amortization of intangible assets	324,340	289,883	90,813
Stock-based compensation expense	80,385	83,631	84,459
Ground network (FY25) and satellite (FY24) impairment, and disposition of fixed assets losses, net	152,898	975,383	45,892
Loss (gain) on extinguishment of debt, net	99,814	—	—
Deferred income taxes and other non-cash adjustments	(106,956)	(111,077)	380,672
Gain on disposition of business prior to costs to sell	—	—	(1,702,686)
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(59,726)	(69,156)	(128,149)
Inventories	33,223	(13,387)	(73,135)
Other assets	18,333	45,669	1,125
Accounts payable	40,462	(41,499)	35,514
Accrued liabilities	6,984	(141,610)	184,257
Other liabilities	(186,912)	(139,363)	(51,213)
Net cash provided by (used in) operating activities	908,187	688,196	367,861
Cash flows from investing activities:
Purchase of property, equipment and satellites, and other assets	(1,030,182)	(1,539,385)	(1,164,317)
Proceeds from insurance claims on satellites	251,500	508,560	—
Proceeds from sale of businesses	20,327	—	1,932,354
Payment related to acquisition of business, net of cash acquired	—	(342,621)	—
Proceeds from sale of short-term investments	—	164,266	—
Payments to acquire short-term investments	—	(82,000)	—
Net cash provided by (used in) investing activities	(758,355)	(1,291,180)	768,037
Cash flows from financing activities:
Proceeds from debt borrowings	1,975,000	1,736,539	540,000
Payments on debt borrowings	(2,390,713)	(567,033)	(576,474)
Payments of debt issuance costs	(36,284)	(53,179)	(1,511)
Proceeds from issuance of common stock under equity plans	18,018	19,294	21,686
Purchase of common stock in treasury (immediately retired) related to tax withholdings for stock-based compensation	(5,510)	(11,713)	(16,493)
Repurchase of shares by majority-owned subsidiary	—	—	(30,000)
Other financing activities	(3,102)	448	(3,336)
Net cash provided by (used in) financing activities	(442,591)	1,124,356	(66,128)
Effect of exchange rate changes on cash	3,831	275	(843)
Net increase (decrease) in cash and cash equivalents and restricted cash	(288,928)	521,647	1,068,927
Cash and cash equivalents and restricted cash at beginning of fiscal year	1,901,033	1,379,386	310,459
Cash and cash equivalents and restricted cash at end of fiscal year	$1,612,105	$1,901,033	$1,379,386
Supplemental information:
Cash paid for interest (net of amounts capitalized)	$390,043	$228,965	$11,000
Cash paid for income taxes, net	196,290	200,561	16,491
Non-cash investing and financing activities:
Issuance of common stock in satisfaction of certain accrued employee compensation liabilities	$28,063	$31,173	$27,619
Capital expenditures not paid for during the period	—	4,633	72,630
Issuance of common stock in connection with acquisition	—	2,123,455	—

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Viasat, Inc. Stockholders
	Common Stock
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total
	(In thousands, except share data)
Balance at March 31, 2022	74,428,816	$7	$2,421,950	$233,530	$(21,621)	$48,728	$2,682,594
Issuance of stock under Employee Stock Purchase Plan	873,739	—	21,686	—	—	—	21,686
Stock-based compensation	—	—	97,701	—	—	—	97,701
Shares issued in settlement of certain accrued employee compensation liabilities	719,989	1	27,618	—	—	—	27,619
RSU awards vesting, net of shares withheld for taxes which have been retired	889,472	—	(16,493)	—	—	—	(16,493)
Other noncontrolling interest activity	—	—	(11,783)	—	—	(18,411)	(30,194)
Net income (loss)	—	—	—	1,084,806	—	5,942	1,090,748
Other comprehensive income (loss), net of tax	—	—	—	—	(13,092)	—	(13,092)
Balance at March 31, 2023	76,912,016	8	2,540,679	1,318,336	(34,713)	36,259	3,860,569
Exercise of stock options	2,633	—	82	—	—	—	82
Issuance of stock under Employee Stock Purchase Plan	867,016	—	19,212	—	—	—	19,212
Stock-based compensation	—	—	94,370	—	—	—	94,370
Shares issued in settlement of certain accrued employee compensation liabilities	687,851	—	31,173	—	—	—	31,173
RSU awards vesting, net of shares withheld for taxes which have been retired	1,015,936	—	(11,713)	—	—	—	(11,713)
Shares issued in connection with acquisition of business, net of issuance costs	46,363,636	5	2,123,450	—	—	—	2,123,455
Other noncontrolling interest activity	—	—	—	—	—	(170)	(170)
Net income (loss)	—	—	—	(1,068,904)	—	10,985	(1,057,919)
Other comprehensive income (loss), net of tax	—	—	—	—	13,445	—	13,445
Balance at March 31, 2024	125,849,088	13	4,797,253	249,432	(21,268)	47,074	5,072,504
Issuance of stock under Employee Stock Purchase Plan	1,584,384	—	18,018	—	—	—	18,018
Stock-based compensation	—	—	88,435	—	—	—	88,435
Shares issued in settlement of certain accrued employee compensation liabilities	1,755,074	—	28,063	—	—	—	28,063
RSU awards vesting, net of shares withheld for taxes which have been retired	1,021,861	—	(5,510)	—	—	—	(5,510)
Other noncontrolling interest activity	—	—	—	—	—	(182)	(182)
Net income (loss)	—	—	—	(574,962)	—	43,837	(531,125)
Other comprehensive income (loss), net of tax	—	—	—	—	(25,643)	—	(25,643)
Balance at March 31, 2025	130,210,407	$13	$4,926,259	$(325,530)	$(46,911)	$90,729	$4,644,560

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

Principles of consolidation

The Company’s consolidated financial statements include the assets, liabilities and results of operations of Viasat, its wholly owned subsidiaries and its majority-owned subsidiary, TrellisWare Technologies, Inc. (TrellisWare). In fiscal year 2024, the Company completed the acquisition of Connect Topco Limited, a private company limited by shares and incorporated in Guernsey (Inmarsat Holdings and, together with its subsidiaries, are referred to herein as Inmarsat, and such acquisition, the Inmarsat Acquisition). The Inmarsat Acquisition was accounted for as a purchase and accordingly, the consolidated financial statements include the operating results of Inmarsat from the date of acquisition.

All significant intercompany amounts have been eliminated. Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as investment in unconsolidated affiliate in other assets (long-term) in the consolidated balance sheets.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Discontinued Operations

On October 1, 2022, the Company entered into an Asset Purchase Agreement to sell certain assets and assign certain liabilities comprising the Company’s Link-16 Tactical Data Links business (the Link-16 TDL Business), part of the Company’s defense and advanced technologies segment, to L3Harris Technologies, Inc. (L3Harris) in exchange for approximately $1.96 billion in cash, subject to certain adjustments (the Link-16 TDL Sale). In accordance with the authoritative guidance for discontinued operations (Accounting Standards Codification (ASC) 205-20), the Company determined that the Link-16 TDL Business met held-for sale and discontinued operations accounting criteria at the end of the second quarter of fiscal year 2023. Accordingly, the Company classified the results of the Link-16 TDL Business as discontinued operations in its consolidated statements of operations for the fiscal year ended March 31, 2023. On January 3, 2023, the Company completed the Link-16 TDL Sale. See Note 5 — Discontinued Operations for additional information.

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

Revenues from the U.S. Government as an individual customer comprised approximately 18%, 17% and 17% of total revenues for fiscal years 2025, 2024 and 2023, respectively. Billed accounts receivable to the U.S. Government as of March 31, 2025 and 2024 were approximately 11% and 13%, respectively, of total billed receivables. In addition, none of the Company’s commercial customers comprised 10% or more of total revenues for fiscal years 2025, 2024 and 2023. The Company's five largest contracts generated approximately 18%, 16% and 17% of the Company’s total revenues for fiscal years 2025, 2024 and 2023, respectively.

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

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (ASC 835-20). With respect to the construction of satellites, gateway and networking equipment and other assets under construction, the Company capitalized $215.4 million, $227.5 million and $159.7 million of interest expense during fiscal years 2025, 2024 and 2023, respectively.

The Company's complementary fleet of 23 in service or operational satellites spans the Ka-, L- and S- bands, with 13 Ka-band satellites, eight high-availability L-band satellites (three of which are contingency L-band satellites that are operational but not currently in commercial service), an S-band satellite that supports the European Aviation Network (EAN) to provide in-flight connectivity (IFC) services to commercial airlines in Europe, and an Inmarsat-6 class hybrid Ka-/L-band satellite (the I-6 F1 satellite). In late July 2024, the ViaSat-3 F1 satellite completed in-orbit testing and was integrated into the Company's existing satellite fleet covering the Americas. In May 2025, subsequent to fiscal year end, two Ka-band highly-elliptical earth orbit satellite payloads (GX10A and GX10B) were put in service to provide polar coverage for government customers, with commercial maritime and aviation services anticipated to follow during fiscal year 2026. Furthermore, the Company has eight additional geostationary earth orbit (GEO) satellites under development: two additional high-capacity Ka-band GEO satellites (ViaSat-3 F2 and ViaSat-3 F3), three additional adaptive Ka-band GEO satellites (GX 7, GX 8 and GX 9) and three Inmarsat-8 L-band GEO safety service satellites. In addition to the Company's satellite fleet, the Company has purchased capacity on and has access to additional regional partner satellites. In addition, the Company owns related earth stations and networking equipment for all of its satellites. The Company procures CPE units leased to customers in order to connect to the Company's satellite network as part of the Company’s communication services segment, which are reflected in investing activities and property, equipment and satellites, net in the accompanying consolidated financial statements. The Company depreciates the satellites, earth stations and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites, net, as of March 31, 2025 were $526.0 million and $328.0 million, respectively. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites, net, as of March 31, 2024 were $567.5 million and $267.4 million, respectively.

As part of the Company's continued integration of its networks and related satellite portfolio, in the fourth quarter of fiscal year 2025, the Company determined that it would exit from certain locations in EMEA markets, dispose of certain related assets and terminate certain related long-term contracts. As a result, the Company recorded $169.4 million of impairment charges and other liabilities related to such exit activities in the fourth quarter of fiscal year 2025 in selling, general and administrative expenses in its communication services segment in the consolidated statements of operations and comprehensive income (loss).

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During fiscal year 2024, as a result of the anomalies that occurred with respect to the ViaSat-3 F1 and I-6 F2 satellites as well as the impact of integration efforts related to the Inmarsat Acquisition, the Company undertook extensive analysis of its existing integrated satellite fleet and ongoing satellites under construction projects, taking into account its anticipated future capacity needs, projected capital investment profile and access to third party satellites under existing bandwidth arrangements. Based on the impairment analysis performed during the second quarter of fiscal year 2024, as a result of the anomalies experienced in the two satellites and integration impact related to the Inmarsat Acquisition, the Company recorded a reduction to the carrying value of satellites under construction (including capitalized interest) for fiscal year 2024 of approximately $1.67 billion (based on the Company's originally estimated ViaSat-3 F1 satellite output capabilities compared to the anticipated potential and configured capacity of the ViaSat-3 F1 satellite, the full value of the I-6 F2 satellite and the ViaSat-4 satellite program, each a separate asset group), which was partially offset by total insurance claim receivables of approximately $770.0 million. As a result, the Company recorded a net loss of approximately $905.5 million during fiscal year 2024, including liabilities associated with the termination of certain subcontractor agreements, in selling, general and administrative expenses in its communication services segment in the consolidated statements of operations and comprehensive income (loss). During fiscal years 2025 and 2024, the Company received approximately $251.5 million and $508.6 million, respectively, in insurance recovery proceeds related to such claims. Subsequent to fiscal year 2025, approximately $10.0 million in additional insurance recovery proceeds were received, marking the full receipt of all insurance recovery proceeds related to such claims.

Occasionally, the Company may enter into finance lease arrangements for various machinery, equipment, computer-related equipment, software, furniture, fixtures, or satellites. The Company records amortization of assets leased under finance lease arrangements (upon lease commencement) within depreciation expense (see Note 1 — The Company and a Summary of Its Significant Accounting Policies — Leases and Note 7 — Leases for more information).

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

The Company has entered into several cloud computing arrangements that are hosted services contracts mainly as part of projects related to the continuous transformation of technology, integration and implementation of an ERP system. As of March 31, 2025 and 2024, gross capitalized implementation costs incurred in cloud computing arrangements was $88.7 million and $63.6 million, respectively. As of March 31, 2025 and 2024, the related accumulated amortization was $18.4 million and $9.5 million, respectively. The Company recognized amortization of capitalized implementation costs of $8.8 million, $4.2 million, and an insignificant amount during fiscal years 2025, 2024 and 2023, respectively.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs related to patents, orbital slots and other licenses of $129.4 million and $120.9 million were included in other assets as of March 31, 2025 and 2024, respectively. Accumulated amortization related to these assets was $10.2 million and $8.4 million as of March 31, 2025 and 2024, respectively. Amortization expense related to these assets was $1.9 million for fiscal year 2025, and an insignificant amount for each of fiscal years 2024 and 2023. If a patent, orbital slot or other license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During fiscal years 2025, 2024 and 2023, the Company did not write off any significant costs due to abandonment or impairment.

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense using the effective interest rate method, or, when the results are not materially different, on a straight-line basis over the expected term of the related debt. The Company capitalized $35.6 million, $53.9 million and zero debt issuance costs during fiscal years 2025, 2024 and 2023, respectively. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in loss on extinguishment of debt in the consolidated statements of operations and comprehensive income (loss). If the terms of a financing obligation are amended and accounted for as a debt modification by the Company, fees incurred directly with the lending institution are capitalized and amortized over the remaining contractual term using the effective interest method. Fees incurred with other parties are expensed as incurred. Debt issuance costs related to the Company's revolving credit facilities (collectively, the Revolving Credit Facilities) are recorded in other long-term assets in the consolidated balance sheets in accordance with the authoritative guidance for imputation of interest (ASC 835-30). Debt issuance costs related to the Company’s senior secured and senior unsecured notes (collectively, the Notes) and senior secured term loan credit facilities (together with the Revolving Credit Facilities, the Credit Facilities) are recorded as a direct deduction from the carrying amount of the related debt, consistent with debt discounts, in accordance with ASC 835-30.

Software development

Costs of developing software for sale are charged to independent research and development (IR&D) expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. As of March 31, 2025 and 2024, the Company had $780.3 million and $723.9 million, respectively, of capitalized costs related to software developed for resale. Accumulated amortization related to these assets was $515.8 million and $483.3 million as of March 31, 2025 and 2024, respectively. The Company capitalized $78.4 million and $77.5 million of costs related to software developed for resale during the fiscal years ended March 31, 2025 and 2024, respectively. Amortization expense for capitalized software development costs was $54.5 million, $59.1 million and $54.4 million during fiscal years 2025, 2024 and 2023, respectively. Amortization expense related to these assets is expected to be in the range of approximately $60 million to $30 million over each of the next five fiscal years (with the higher end of the range in the earlier fiscal years), estimated based on annual minimum straight-line amortization.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), the Company assesses potential impairments to long-lived assets, including property, equipment and satellites, and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. Except for the impairment related to the Company's exit from certain locations in EMEA markets, disposal of certain related assets and termination of certain related long-term contracts in the fourth quarter of fiscal year 2025, the impairment related to certain of the Company's satellites under construction and satellite programs (as discussed in Note 1 — The Company and a Summary of Its Significant Accounting Policies — Property, equipment and satellites above) in the second and third quarters of fiscal year 2024 and the impairment of certain right-of-use assets in the fourth quarter of fiscal year 2023, no other material impairments were recorded by the Company for fiscal years 2025, 2024 and 2023. See Note 7 — Leases for additional information.

The Company accounts for its goodwill under ASC 350. Current authoritative guidance allows the Company to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If, after completing the qualitative assessment, the Company determines that it is more likely than not that the estimated fair value is greater than the carrying value, the Company concludes that no impairment exists. Alternatively, if the Company determines in the qualitative assessment that it is more likely than not that the fair value is less than its carrying value, then the Company performs a quantitative goodwill impairment test to identify both the existence of an impairment and the amount of impairment loss, by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than the carrying value, then a goodwill impairment charge will be recognized in the amount by which the carrying amount exceeds the fair value, limited to the total amount of goodwill allocated to that reporting unit. The Company tests goodwill for impairment during the fourth quarter every fiscal year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.

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

Furthermore, in addition to qualitative analysis, the Company believes it is appropriate to conduct a quantitative analysis periodically as a prudent review of its reporting unit goodwill fair values. The Company's quantitative analysis estimates the fair values of the reporting units using discounted cash flows and other indicators of fair value. The forecast of future cash flow is based on the Company's best estimate of each reporting unit’s future revenue and operating costs, based primarily on existing firm orders, expected future orders, contracts with suppliers, labor resources, general market conditions, successful launch of its satellites currently under construction and other relevant factors. Based on a quantitative analysis for fiscal year 2025, the Company concluded that estimated fair values of its reporting units exceed their respective carrying values.

Based on the Company’s qualitative and quantitative assessment performed during the fourth quarter of fiscal year 2025, the Company concluded that it was more likely than not that the estimated fair value of each of the Company’s reporting units exceeded their related carrying value as of March 31, 2025. No impairments were recorded by the Company related to goodwill and other intangible assets for fiscal years 2025, 2024 and 2023.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Self-insurance and post-retirement medical benefit liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company has recorded self-insurance liability for its plans of $5.9 million and $6.5 million as of March 31, 2025 and 2024, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued and other liabilities in the consolidated balance sheets in accordance with the estimated timing of the projected payments.

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

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At March 31, 2025 and 2024, no such amounts were accrued related to the aforementioned provisions.

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

The following table summarizes the effect of the change in the Company's percentage ownership interest in TrellisWare on the Company's equity for the fiscal years ended March 31, 2025, 2024 and 2023:

	Fiscal Years Ended
	March 31, 2025	March 31, 2024	March 31, 2023
	(In thousands)
Net income (loss) attributable to Viasat, Inc.	$(574,962)	$(1,068,904)	$1,084,806
Transfers to noncontrolling interest	—	—	(11,783)
Change from net income (loss) attributable to Viasat, Inc. and transfers from (to) noncontrolling interest	$(574,962)	$(1,068,904)	$1,073,023

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Common stock held in treasury

As of March 31, 2025 and 2024, the Company had zero shares of common stock held in treasury.

During fiscal years 2025, 2024 and 2023, the Company issued 1,575,356, 1,547,027 and 1,376,583 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit (RSU) agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these RSU agreements, the Company repurchased 553,495, 531,091 and 487,111 shares of common stock at cost and with a total value of $5.5 million, $11.7 million and $16.5 million during fiscal years 2025, 2024 and 2023, respectively. Although shares withheld for employee withholding taxes are technically not issued, they are treated as common stock repurchases for accounting purposes (with such shares deemed to be repurchased and then immediately retired), as they reduce the number of shares that otherwise would have been issued upon vesting of the RSUs. These retired shares remain as authorized stock and are considered to be unissued. The retirement of treasury stock had no impact on the Company’s total consolidated stockholders’ equity.

Derivatives

As a result of the Inmarsat Acquisition (see Note 4 — Acquisition for more information), the Company assumed interest rate cap contracts to hedge the variable interest rate under Inmarsat's senior secured term loan facilities. The interest rate cap contracts provided protection from Compound SOFR rates over 2%, covered the total nominal amount of Inmarsat's senior secured term loan facilities of $1.6 billion, and matured in February 2025. At the time of the acquisition, the Company continued to account for the interest rate cap contracts as cash-flow hedges. Upon amendment of Inmarsat's senior secured term loan facilities on March 28, 2024 (see Note 8 — Senior Notes and Other Long-Term Debt for more information), the portion of the interest rate cap contracts related to Inmarsat's $1.3 billion senior secured term loan facility (the 2024 Inmarsat Term Loan Facility) continued to be accounted for as cash-flow hedges, as the interest rate cap contracts remained in place with their original maturity date.

The Company did not use this instrument, or these types of instruments in general, for speculative or trading purposes. The Company’s objective was to reduce the risk to earnings and cash flows associated with changes in debt with variable interest rates. Derivative instruments are recognized as either assets or liabilities in the consolidated balance sheets and are measured at fair value. The value of a hedging derivative is classified as a non-current asset or liability if the cash flows are due to be received in greater than 12 months, and as a current asset or liability if the cash flows are due to be received in less than 12 months.

Gains and losses arising from changes in the fair value of derivative instruments which are designated as cash-flow hedging instruments are recorded in accumulated other comprehensive income (loss) as unrealized gains (losses) on derivative instruments until the underlying transaction affects the Company’s earnings, at which time they are then recorded in the same income statement line as the underlying transaction. The Company may designate a derivative with periodic cash settlements and a non-zero fair value at hedge inception as the hedging instrument in a qualifying cash flow hedging relationship. The non-zero fair value of cash flow hedges on the designation date is recognized into income under a systematic and rational method over the life of the hedging instrument and in the same line item in the consolidated statements of operations as the earnings of the hedge item, with the offset recorded to other comprehensive income (loss).

During fiscal years 2025 and 2024, the Company recognized a gain of $1.2 million (and related tax expense of an insignificant amount) and a gain of $20.2 million (and related tax expense of $5.1 million), respectively, in other comprehensive income arising from changes in the fair value of the interest rate cap contracts (designated as cash-flow hedging instruments) related to Inmarsat's senior secured term loan facilities. During fiscal years 2025 and 2024, the Company recorded a decrease of $15.9 million (and related tax benefit of $4.0 million) and a decrease of $5.5 million (and related tax benefit of $1.4 million), respectively, to other comprehensive income and interest expense, net of the recognition into income of the non-zero hedge inception fair value (based on the nature of the underlying transaction). During fiscal years 2025 and 2024, the Company received $46.3 million and $45.6 million in cash, respectively, as a result of periodic cash settlements, which are included in operating cash flows in the consolidated statements of cash flows. As of March 31, 2024, the fair value of the Company's interest rate cap contracts recorded in other current assets in the consolidated balance sheets was $44.5 million.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Other comprehensive income or loss related to the effects of foreign currency translation adjustments attributable to Viasat, Inc. during fiscal years 2025, 2024 and 2023 was a loss of $9.3 million (net of an insignificant amount of tax), a gain of $3.0 million (net of an insignificant amount of tax), and a loss of $13.1 million (net of an insignificant amount of tax), respectively.

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

Furthermore, from time to time, the Company participates in U.S. federal and state programs under which the government funds part of the costs of providing services in targeted locations such as unserved or under-served high cost or rural areas, or for certain types of customers. The Company accounts for funds received from the government by analogy to International Accounting Standards (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance, and recognizes funds received in the consolidated statement of operations and comprehensive income (loss) when there is reasonable assurance that it will comply with the conditions associated with the grant and the grant will be received. Recognition occurs on a systematic basis over the periods in which the entity recognizes as expenses the related costs for which the grant is intended to compensate. During the fiscal years ended March 31, 2025, 2024 and 2023, the amounts recorded in the Company’s consolidated financial statements related to these types of arrangements were not material.

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

Contract costs on U.S. Government contracts are subject to audit and review by the Defense Contract Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. Government agencies, as well as negotiations with U.S. Government representatives. As of March 31, 2025, the DCMA had approved the Company’s incurred costs through fiscal year 2022. The DCAA is currently auditing the Company's fiscal year 2024 recurring incurred cost submissions. The Company's cost accounting practices are examined for compliance with the applicable Cost Accounting Standards (CAS). Although the Company has recorded contract revenues subsequent to fiscal year 2022 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. The Company had $14.8 million and $16.6 million as of March 31, 2025 and March 31, 2024, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. Government cost reimbursable contracts (see Note 15 — Contingencies for more information).

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

Transaction price allocated to remaining performance obligations

The Company’s remaining performance obligations represent the transaction price of firm contracts and orders for which work has not been performed. The Company includes in its remaining performance obligations only those contracts and orders for which it has accepted purchase orders. Remaining performance obligations associated with the Company’s subscribers for fixed consumer and business broadband services in its communication services segment exclude month-to-month service contracts in accordance with a practical expedient and are estimated using a portfolio approach in which the Company reviews all relevant promotional activities and calculates the remaining performance obligation using the average service component for the portfolio and the average time remaining under the contract. The Company’s future recurring IFC service contracts in its communication services segment do not have minimum service purchase requirements and therefore are not included in the Company’s remaining performance obligations. As of March 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $3.6 billion, of which the Company expects to recognize approximately half over the next 12 months, with the balance recognized thereafter.

Disaggregation of revenue

The Company operates and manages its business in two reportable segments: communication services and defense and advanced technologies. Revenue is disaggregated by products and services, customer type, contract type, business line and geographic area, as the Company believes this approach best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. See Note 16 — Segment Information for disaggregation of revenue by business line and additional disaggregated revenue disclosures.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following sets forth disaggregated reported revenue by segment and products and services for the fiscal years ended March 31, 2025, 2024 and 2023:

	Fiscal Year Ended March 31, 2025
	Communication Services	Defense and Advanced Technologies	Total Revenues
	(In thousands)
Service revenues	$3,022,346	$203,430	$3,225,776
Product revenues	276,139	1,017,656	1,293,795
Total revenues	$3,298,485	$1,221,086	$4,519,571

	Fiscal Year Ended March 31, 2024
	Communication Services	Defense and Advanced Technologies	Total Revenues
	(In thousands)
Service revenues	$2,798,512	$206,082	$3,004,594
Product revenues	343,028	936,136	1,279,164
Total revenues	$3,141,540	$1,142,218	$4,283,758

	Fiscal Year Ended March 31, 2023
	Communication Services	Defense and Advanced Technologies	Total Revenues
	(In thousands)
Service revenues	$1,435,649	$166,383	$1,602,032
Product revenues	269,126	685,000	954,126
Total revenues	$1,704,775	$851,383	$2,556,158

Revenues from the U.S. Government as an individual customer comprised approximately 18%, 17% and 17% of total revenues for fiscal years 2025, 2024 and 2023, respectively. Revenues from the U.S. Government were attributable to each of the communication services segment and defense and advanced technologies segment, with approximately half of such revenues reported within each of these two segments for fiscal years 2025 and 2024, while the majority of revenues from the U.S. Government was attributable to the defense and advanced technologies segment for fiscal year 2023.

The Company’s revenues are primarily derived from two types of contracts: fixed-price and cost-reimbursement contracts. Fixed-price contracts (which require the Company to provide products and services under a contract at a specified price) comprised approximately 96%, 95% and 93% of the Company's total revenues for fiscal years 2025, 2024 and 2023, respectively, a majority of which were reported in the Company's communication services segment. The remainder of the Company’s revenues for such periods was derived primarily from cost-reimbursement contracts (under which the Company is reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit), which contracts are mainly reported within the Company's defense and advanced technologies segment.

Historically, a portion of the Company’s revenues has been derived from customer contracts that include the development of products. The development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for the Company’s funded development from its customer contracts were approximately 11%, 12% and 16% of its total revenues for fiscal years 2025, 2024 and 2023, respectively, mainly reported within the Company's defense and advanced technologies segment.

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

The following table presents contract assets and liabilities as of March 31, 2025 and March 31, 2024:

	As of March 31, 2025	As of March 31, 2024
	(In thousands)
Unbilled accounts receivable	$180,871	$156,322
Collections in excess of revenues and deferred revenues	294,034	260,264
Deferred revenues, long-term portion	786,710	896,402

Unbilled accounts receivable increased by $24.5 million during fiscal year 2025, primarily driven by revenue recognized in excess of billings primarily in the Company's communication services segment revenues.

Collections in excess of revenues and deferred revenues increased by $33.8 million during fiscal year 2025, driven by advances on goods or services received in excess of revenue recognized in each of the Company's segments.

During fiscal year 2025, the Company recognized revenue of $238.6 million that was previously included in the Company’s collections in excess of revenues and deferred revenues at March 31, 2024. During fiscal year 2024, the Company recognized revenue of $97.8 million that was previously included in the Company’s collections in excess of revenues and deferred revenues at March 31, 2023.

Other assets and deferred costs – contracts with customers

Per ASC 340-40, Other Assets and Deferred Costs – Contracts with Customers, the Company recognizes an asset from the incremental costs of obtaining a contract with a customer if the Company expects to recover those costs. The incremental costs of obtaining a contract are those costs that the Company incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained. ASC 340-40 also requires the recognition of an asset from the costs incurred to fulfill a contract when (1) the costs relate directly to a contract or to an anticipated contract that the Company can specifically identify, (2) the costs generate or enhance resources of the Company that will be used in satisfying (or in continuing to satisfy) performance obligations in the future, and (3) the costs are expected to be recovered. In accordance with the guidance, the Company recognizes an asset related to commission costs incurred, primarily in the Company’s communication services segment, and recognizes an asset related to costs incurred to fulfill contracts. Costs to acquire customer contracts are amortized over the estimated customer contract life. Costs to fulfill customer contracts are amortized in proportion to the revenue to which the costs relate. For contracts with an estimated amortization period of less than one year, the Company elected the practical expedient and expenses incremental costs immediately. The Company’s deferred customer contract acquisition costs and costs to fulfill contract balances were $13.0 million and $56.4 million, respectively, as of March 31, 2025. Of the Company’s total deferred customer contract acquisition costs and costs to fulfill contracts, $15.2 million was included in other current assets within the prepaid expenses and other current assets caption on the Company’s consolidated balance sheets and $54.2 million was included in other assets on the Company’s consolidated balance sheets as of March 31, 2025. The Company’s deferred customer contract acquisition costs and costs to fulfill contract balances were $23.1 million and $55.1 million, respectively, as of March 31, 2024. Of the Company’s total deferred customer contract acquisition costs and costs to fulfill contracts, $20.2 million was included in other current assets within the prepaid expenses and other current assets caption on the Company’s consolidated balance sheets and $58.0 million was included in other assets on the Company’s consolidated balance sheets as of March 31, 2024. For total deferred customer contract acquisition costs and contract fulfillment costs, the Company’s amortization and reduction of carrying value associated with contract termination was $33.1 million, $40.4 million and $48.2 million for fiscal years 2025, 2024 and 2023, respectively.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Advertising costs

In accordance with the authoritative guidance for advertising costs (ASC 720-35), advertising costs are expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). Advertising expenses for fiscal years 2025, 2024 and 2023 were $19.2 million, $26.4 million and $22.8 million, respectively.

Stock-based compensation

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award. Expense for RSUs and stock options is recognized on a straight-line basis over the employee’s requisite service period. Expense for performance-based RSUs (PSUs) with a market condition (such as a stock price milestone) (market condition PSUs) that vest is recognized regardless of the actual outcome achieved and is recognized on a graded-vesting basis. Expense for PSUs with a performance condition (such as an operational milestone) (performance condition PSUs) that vest is recorded each period based on a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period and is recognized regardless of the actual outcome achieved and is recognized on a graded-vesting basis. The Company accounts for forfeitures as they occur. The Company recognizes excess tax benefits or deficiencies on vesting or settlement of awards as discrete items within income tax benefit or provision within net income (loss) and the related cash flows are classified within operating activities. See Note 9 — Common Stock and Stock Plans to the Company's consolidated financial statements for more information.

Independent research and development

IR&D, which is not directly funded by a third party, is expensed as incurred. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials and other expenses related to research and development (R&D) programs.

Income taxes

Accruals for uncertain tax positions are provided for in accordance with the authoritative guidance for accounting for uncertainty in income taxes (ASC 740). The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition of income tax assets and liabilities, classification of deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense.

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

Earnings per share

Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding and potential common stock, if dilutive during the period, which are included in the earnings per share calculations using the treasury stock method. Potential common stock includes options granted (including market-based performance stock options), RSUs (other than PSUs), market condition PSUs and performance condition PSUs awarded under the Company’s equity compensation plan, common shares expected to be issued under the Company’s employee stock purchase plan, and shares potentially issuable under the Viasat 401(k) Profit Sharing Plan in connection with the Company’s decision to pay a discretionary match in common stock or cash.

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

The Company’s communication services segment provides a wide range of broadband and narrowband communications solutions across government and commercial mobility markets, as well as for residential and enterprise fixed broadband customers. The Company’s defense and advanced technologies segment develops and offers a diverse array of resilient, vertically integrated solutions to government and commercial customers, leveraging the Company’s technical competencies in encryption, cyber security, tactical gateways, modems and waveforms. The more regulated government environment for defense, encryption and other products is subject to unique contractual requirements and possesses economic characteristics that differ from the communication services segment.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires public entities to enhance disclosures about their reportable segments' significant expenses on an interim and annual basis. Beginning with the annual reporting of fiscal year 2025, the Company adopted the new guidance on a retrospective basis. See Note 16 — Segment Information for additional information.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 2 — Composition of Certain Balance Sheet Captions

	As of March 31, 2025	As of March 31, 2024
	(In thousands)
Accounts receivable, net:
Billed	$539,522	$545,081
Unbilled	180,871	156,322
Allowance for doubtful accounts	(20,841)	(23,193)
	$699,552	$678,210
Inventories:
Raw materials	$96,893	$89,778
Work in process	19,761	31,884
Finished goods	177,289	196,216
	$293,943	$317,878
Prepaid expenses and other current assets:
Insurance receivable	$10,000	$261,500
Prepaid expenses	176,694	185,892
Other	95,649	134,391
	$282,343	$581,783
Property, equipment and satellites, net:
Equipment and software (estimated useful life of 3-7 years)	$3,837,083	$2,992,325
CPE leased equipment (estimated useful life of 4-7 years)	525,972	567,548
Furniture and fixtures (estimated useful life of 7 years)	58,153	65,433
Leasehold improvements (estimated useful life of 2-20 years)	313,249	209,162
Buildings (estimated useful life of 12-38 years)	15,388	16,647
Land	19,661	20,787
Construction in progress	722,194	1,301,376
Satellites (estimated useful life of 7-17 years)	3,405,067	3,324,458
Satellite Ka-band capacity obtained under finance leases (estimated useful life of 7-15 years)	338,201	177,576
Satellites under construction	2,205,305	1,976,469
	11,440,273	10,651,781
Less: accumulated depreciation and amortization	(4,034,609)	(3,094,575)
	$7,405,664	$7,557,206
Other assets:
Deferred income taxes	$160,452	$163,590
Capitalized software costs, net	264,492	240,597
Patents, orbital slots and other licenses, net	119,193	112,535
Other	301,641	217,225
	$845,778	$733,947
Accrued and other liabilities:
Collections in excess of revenues and deferred revenues	$294,034	$260,264
Accrued employee compensation	185,556	177,854
Accrued vacation	46,651	48,636
Operating lease liabilities	65,310	71,561
Interest payable	52,183	127,098
Other	264,795	265,208
	$908,529	$950,621
Other liabilities:
Deferred revenues, long-term portion	$786,710	$896,402
Deferred income taxes	1,069,717	1,228,270
Other	324,726	327,428
	$2,181,153	$2,452,100

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

The following tables present the Company's hierarchy for its assets measured at fair value on a recurring basis as of March 31, 2025 and March 31, 2024. The Company had no liabilities measured at fair value on a recurring basis as of both March 31, 2025 and March 31, 2024.

	Fair Value as of March 31, 2025	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$572,256	$572,256	$—	$—
Total assets measured at fair value on a recurring basis	$572,256	$572,256	$—	$—

	Fair Value as of March 31, 2024	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$474,743	$474,743	$—	$—
Interest rate cap contracts	44,497	—	44,497	—
Total assets measured at fair value on a recurring basis	$519,240	$474,743	$44,497	$—

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Cash equivalents — The Company’s cash equivalents consist of money market funds, with a significant portion held in U.S. government-backed securities and treasuries.

Interest rate cap contracts — The Company assumed interest rate cap contracts to hedge the variable interest rate under Inmarsat's senior secured term loan facilities (see Note 1 — The Company and a Summary of Its Significant Accounting Policies — Derivatives for more information). The Company’s interest rate cap contracts were valued using the forward interest rate curve at each reporting date (Level 2).

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-term debt — As of March 31, 2025, the Company’s long-term debt (including current portion) was comprised of (1) $442.6 million in aggregate principal amount of Viasat's 5.625% Senior Notes due 2025 (the 2025 Notes) (which were redeemed in full subsequent to fiscal year end), $600.0 million in aggregate principal amount of Viasat's 5.625% Senior Secured Notes due 2027 (the 2027 Notes), $400.0 million in aggregate principal amount of Viasat's 6.500% Senior Notes due 2028 (the 2028 Notes), $1.975 billion in aggregate principal amount of Inmarsat's 9.000% Senior Secured Notes due 2029 (the Inmarsat 2029 Notes), and $733.4 million in aggregate principal amount of Viasat’s 7.500% Senior Notes due 2031 (the 2031 Notes), (2) borrowings under Viasat’s $700.0 million senior secured term loan facility (the 2022 Term Loan Facility), borrowings under Viasat’s $616.7 million senior secured term loan facility (the 2023 Term Loan Facility), borrowings under the 2024 Inmarsat Term Loan Facility, borrowings under Inmarsat’s original senior secured term loan facility (the Original Inmarsat Term Loan Facility and, together with the 2024 Inmarsat Term Loan Facility, the Inmarsat Term Loan Facilities) and borrowings under Viasat’s direct loan facility with the Export-Import Bank of the United States (the Ex-Im Credit Facility), and (3) finance lease obligations reported at the present value of future minimum lease payments with current accrued interest. Long-term debt related to the Revolving Credit Facilities is reported at the outstanding principal amount of borrowings, while long-term debt related to the Company's other Credit Facilities and the Notes is reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s long-term debt related to the Company's variable rate Credit Facilities approximates its carrying amount due to its variable interest rate, which approximates a market interest rate. As of March 31, 2025 and 2024, the fair value of the Company’s long-term debt related to the Ex-Im Credit Facility was Level 2 and was approximately $19.2 million and $38.5 million, respectively. As of March 31, 2025 and 2024, the estimated fair value of the Company’s outstanding long-term debt related to each series of Notes was Level 2 and was $438.6 million and $680.8 million, respectively, for the 2025 Notes, $575.0 million and $564.0 million, respectively, for the 2027 Notes, $350.0 million and $307.5 million, respectively, for the 2028 Notes, and $552.8 million and $529.9 million, respectively, for the 2031 Notes. As of March 31, 2025, the estimated fair value of Inmarsat 2029 Notes was Level 2 and was $1.82 billion. As of March 31, 2024, the estimated fair value of Inmarsat's 6.750% Senior Secured Notes due 2026 (the Inmarsat 2026 Notes) was Level 2 and was $2.04 billion. The Inmarsat 2026 Notes were repurchased and redeemed in full during fiscal year 2025.

Satellite performance incentive obligations — The Company’s contracts with satellite manufacturers require the Company to make monthly in-orbit satellite performance incentive payments with respect to certain satellites in commercial service, including interest, through fiscal year 2028, subject to the continued satisfactory performance of the applicable satellites. The Company records the net present value of these expected future payments as a liability and as a component of the cost of the satellites. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentive obligations on a recurring basis. The fair value of the Company’s outstanding satellite performance incentive obligations is estimated to approximate their carrying value based on current rates (Level 2). As of March 31, 2025 and 2024, the Company’s estimated satellite performance incentive obligations relating to certain satellites in commercial service, including accrued interest, were $11.4 million and $15.9 million, respectively.

Contingencies — In connection with the acquisition of the remaining 51% interest in Euro Broadband Infrastructure Sàrl (EBI) on April 30, 2021, part of the purchase price consideration was determined approximately two years after the closing date, and as a result the Company received €20.0 million, or approximately $22.0 million, in cash and recorded a gain of approximately $18.1 million in the second quarter of fiscal year 2024 in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). The consideration paid was contingent based on certain outcomes as defined in the acquisition agreement. Each reporting period, the Company estimated the fair value of the contingent consideration based on unobservable inputs and probability weightings using standard valuation techniques (Level 3). For both fiscal years 2024 and 2023, the change in fair value of the contingent consideration was immaterial.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The consideration transferred of approximately $2.7 billion was comprised of $2.1 billion of the fair value of approximately 46.36 million shares of the Company’s common stock issued at the closing of the transaction and $550.7 million in cash consideration. In connection with the Inmarsat Acquisition, the Company recorded acquisition-related transaction costs of zero, $31.3 million and $40.4 million during fiscal years 2025, 2024 and 2023, respectively, included in selling, general and administrative expenses.

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

	Fair Value	Weighted Average Useful Life
	(In thousands)	(In years)
Orbital slots and spectrum assets	$1,080,000	12
Customer relationships	1,305,000	11
Technology	100,000	7
Trade names	85,000	8
Total identifiable intangible assets	$2,570,000	11

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The intangible assets acquired in the Inmarsat Acquisition were determined in accordance with ASC 805, based on estimated fair values using valuation techniques consistent with the market approach, income approach and/or cost approach to measure fair value.

The consolidated financial statements include the operating results of Inmarsat from the date of acquisition. The Company recorded approximately $1.4 billion in revenue and $214.6 million of net loss during fiscal year 2024 from the Inmarsat business following the acquisition date, which were recorded in the Company's communication services segment in the consolidated statements of operations and comprehensive income (loss).

In November 2023, as a part of an important milestone in the Company’s integration program following the Inmarsat Acquisition and as part of the Company’s ongoing strategy to streamline operations and better serve the Company’s growing customer base, the Company completed work on the rationalization of roles in the Company’s global business, which was intended to achieve both operational and cost efficiencies. As part of the role rationalization, the Company reduced its global workforce and recorded total costs (primarily related to employee severance payments, benefits and related termination costs) of approximately $48 million during fiscal year 2024. These one-time costs were recorded within operating expenses in the Company’s consolidated statements of operations and comprehensive income (loss) in both of the Company’s segments.

Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations for the Company and Inmarsat on a pro forma basis, as though the companies had been combined as of the beginning of fiscal year 2023, April 1, 2022. The pro forma information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the related fiscal period. The pro forma financial information for fiscal year 2024 includes the business combination accounting effects primarily related to the amortization and depreciation changes from acquired intangible and tangible assets, interest expense from the debt issued to finance the acquisition, acquisition-related transaction costs and related tax effects.

	Fiscal Years Ended
	March 31, 2024	March 31, 2023
	(In thousands)
Total revenues	$4,565,433	$4,176,091
Net income (loss) attributable to Viasat, Inc.	$(1,014,047)	$896,887

Note 5 — Discontinued Operations

On October 1, 2022, the Company entered into an Asset Purchase Agreement to sell the Link-16 TDL Business in its defense and advanced technologies segment to L3Harris in exchange for approximately $1.96 billion in cash, subject to adjustments. In accordance with ASC 205-20, the Company determined that the Link-16 TDL Business met held-for sale and discontinued operations accounting criteria at the end of the second quarter of fiscal year 2023. On January 3, 2023, the Company completed the Link-16 TDL Sale. Accordingly, the Company classified the results of the Link-16 TDL Business as discontinued operations in its consolidated statements of operations for the fiscal year ended March 31, 2023.

Upon completion of the Link-16 TDL Sale, the Company recorded a gain of approximately $1.66 billion (net of costs to sell of $40.8 million) in the fourth quarter of fiscal year 2023 within net income (loss) from discontinued operations, net of tax in the consolidated statements of operations and comprehensive income (loss) for fiscal year 2023. The Link-16 TDL Sale substantially reduced both debt and net leverage, and allowed closer alignment in investment synergies across the Company's business.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The operating results of the discontinued operations only reflect revenues and expenses that are directly attributable to the Link-16 TDL Business that have been eliminated from continuing operations. The following table presents key components of “Net income (loss) from discontinued operations, net of tax” for the fiscal years ended March 31, 2024 and 2023:

	Fiscal Years Ended
	March 31, 2024	March 31, 2023
	(In thousands)
Revenues	$—	$247,069
Operating expenses:
Cost of revenues	—	157,355
Other operating expenses	—	24,062
Net income (loss) from discontinued operations before income taxes	$—	$65,652
Gain (loss) on disposal of discontinued operations before income taxes, net of costs to sell	(11,000)	1,661,891
(Provision for) benefit from income taxes	578	(425,156)
Net income (loss) from discontinued operations, net of tax	$(10,422)	$1,302,387

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. The following table presents key cash flow and non-cash information related to discontinued operations for the fiscal year ended March 31, 2023:

Fiscal Year Ended
March 31, 2023
(In thousands)
Depreciation	$5,909
Amortization of intangible assets	897
Capital expenditures	10,950

Note 6 — Goodwill and Acquired Intangible Assets

During fiscal year 2025, the Company’s goodwill remained flat. During fiscal year 2024, the increase in the Company’s goodwill was primarily related to the Inmarsat Acquisition (see Note 4 — Acquisition for more information) and foreign currency translation effects recorded within both of the Company's segments.

Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of two to 12 years (which approximates the economic pattern of benefit). Amortization expense related to other acquired intangible assets was $263.9 million, $227.2 million and $29.8 million for fiscal years 2025, 2024 and 2023, respectively.

Other acquired intangible assets and the related accumulated amortization as of March 31, 2025 and 2024 were as follows:

		As of March 31, 2025			As of March 31, 2024
	Weighted Average Useful Life	Total	Accumulated Amortization	Net Book Value	Total	Accumulated Amortization	Net Book Value
	(In years)	(In thousands)
Contracts and customer relationships	11	$1,432,562	$(280,309)	$1,152,253	$1,437,738	$(148,271)	$1,289,467
Orbital slots and spectrum assets	12	1,088,600	(173,600)	915,000	1,088,600	(83,600)	1,005,000
Technology	7	247,921	(131,805)	116,116	251,889	(108,414)	143,475
Trade names	8	116,949	(38,453)	78,496	117,280	(24,770)	92,510
Other	9	18,017	(9,105)	8,912	21,792	(7,777)	14,015
Total other acquired intangible assets	11	$2,904,049	$(633,272)	$2,270,777	$2,917,299	$(372,832)	$2,544,467

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of international businesses acquired. Expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
Expected for fiscal year 2026	$263,329
Expected for fiscal year 2027	263,329
Expected for fiscal year 2028	263,291
Expected for fiscal year 2029	262,266
Expected for fiscal year 2030	247,160
Thereafter	971,402
$2,270,777

Goodwill by segments as of March 31, 2025 and 2024 was as follows:

	As of March 31, 2025	As of March 31, 2024
	(In thousands)
Communication services	$1,582,083	$1,581,937
Defense and advanced technologies	40,049	39,826
Total	$1,622,132	$1,621,763

Note 7 — Leases

The Company’s operating leases consist primarily of leases for office space, data centers and satellite ground facilities and have remaining terms that typically range from less than one year to 17 years, some of which include renewal options, and some of which include options to terminate the leases within one year. Certain earth station leases have renewal terms that have been deemed to be reasonably certain to be exercised and as such have been recognized as part of the Company’s right-of-use assets and lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company recognizes right-of-use assets and lease liabilities for such leases in accordance with ASC 842. The Company reports operating lease right-of-use assets in operating lease right-of-use assets and the current and non-current portions of its operating lease liabilities in accrued and other liabilities and non-current operating lease liabilities, respectively, in the consolidated balance sheets.

The Company’s finance leases consist primarily of satellite lifetime Ka-band capacity leases and have remaining terms from less than one year to 15 years. The Company reports assets obtained under finance leases in property, equipment and satellites, net and the current and non-current portions of its finance lease liabilities in current portion of long-term debt and other long-term debt, respectively, in the consolidated balance sheets.

During the fourth quarter of fiscal year 2023, after the completion of the Link-16 TDL Sale, the Company reduced its real estate footprint as part of cost-reduction measures taken in order to right-size the Company’s remaining businesses. As a result, the Company recorded an impairment of right-of-use assets of $19.1 million and an impairment of leasehold improvements and furniture and fixtures of an insignificant amount, taking into consideration the current and anticipated future market conditions for sublease income in the markets the leases are located, recorded in the consolidated statements of operations in selling, general and administrative expenses in both of the Company's segments.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of the Company's lease costs, weighted average lease terms and discount rates are presented in the tables below:

	Fiscal Years Ended
	March 31, 2025	March 31, 2024	March 31, 2023
	(In thousands)
Lease cost:
Operating lease cost	$99,067	$105,365	$87,627
Finance lease cost:
Depreciation of assets obtained under finance leases	14,948	11,824	11,947
Interest on lease liabilities	6,514	2,018	2,441
Short-term lease cost	21,559	13,990	14,410
Variable lease cost	27,067	13,214	15,261
Net lease cost	$169,155	$146,411	$131,686

	As of	As of	As of
	March 31, 2025	March 31, 2024	March 31, 2023
Lease term and discount rate:
Weighted average remaining lease term (in years):
Operating leases	8.5	7.3	6.3
Finance leases	13.5	2.4	3.4

Weighted average discount rate:
Operating leases	6.2%	6.2%	5.7%
Finance leases	10.5%	6.3%	6.3%

The following table details components of the consolidated statements of cash flows for operating and finance leases:

	Fiscal Years Ended
	March 31, 2025	March 31, 2024	March 31, 2023
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$92,600	$93,350	$69,595
Operating cash flows from finance leases	5,259	2,074	2,449
Financing cash flows from finance leases	15,176	11,941	11,572

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$94,350	$29,035	$9,817
Finance leases	145,625	1,946	2,232

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents maturities of the Company’s lease liabilities as of March 31, 2025:

	Operating Leases	Finance Leases
	(In thousands)
Expected for fiscal year 2026	$86,165	$31,684
Expected for fiscal year 2027	82,683	22,631
Expected for fiscal year 2028	76,541	19,630
Expected for fiscal year 2029	73,723	19,614
Expected for fiscal year 2030	67,864	19,625
Thereafter	239,815	182,340
Total future lease payments required	626,791	295,524
Less: interest	147,348	137,051
Total	$479,443	$158,473

As of March 31, 2025, the Company had $76.9 million of additional lease commitments that will commence subsequent to fiscal year 2025, with lease terms of five to 17 years.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 8 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of March 31, 2025 and 2024:

	As of March 31, 2025	As of March 31, 2024
	(In thousands)
2022 Term Loan Facility	$680,750	$687,750
2023 Term Loan Facility	607,450	613,617
Original Inmarsat Term Loan Facility	300,000	300,000
2024 Inmarsat Term Loan Facility	1,287,000	1,300,000
Ex-Im Credit Facility	19,652	39,304
Inmarsat Revolving Credit Facility	—	—
Viasat Revolving Credit Facility	—	—
2025 Notes (1)	442,550	700,000
Inmarsat 2026 Notes	—	2,075,000
2027 Notes	600,000	600,000
2028 Notes	400,000	400,000
Inmarsat 2029 Notes	1,975,000	—
2031 Notes	733,400	733,400
Finance lease obligations (see Note 1)	158,473	26,771
Total debt	7,204,275	7,475,842
Unamortized discount, debt issuance costs and fair value adjustments made in purchase accounting	(168,166)	(288,553)
Less: current portion of long-term debt (1)	503,825	58,054
Total long-term debt	$6,532,284	$7,129,235

The estimated aggregate amounts and timing of payments on the Company’s long-term debt obligations as of March 31, 2025 for the next five fiscal years and thereafter were as follows (excluding the effects of discount accretion under the Notes, the Term Loan Facilities and the Ex-Im Credit Facility):

For the Fiscal Years Ending	(In thousands)
2026 (1)	$503,825
2027	334,084
2028	631,682
2029	1,085,049
2030	3,223,016
Thereafter	1,426,619
7,204,275
Unamortized discount, debt issuance costs and fair value adjustments made in purchase accounting	(168,166)
Total	$7,036,109

(1) The 2025 Notes were redeemed in full subsequent to fiscal year end.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2022 Term Loan Facility

In March 2022, the Company entered into the $700.0 million 2022 Term Loan Facility, which was fully drawn at closing and matures on March 4, 2029. At March 31, 2025, the Company had $680.8 million in principal amount of outstanding borrowings under the 2022 Term Loan Facility.

Borrowings under the 2022 Term Loan Facility are required to be repaid in quarterly installments of $1.75 million each, which commenced on September 30, 2022, followed by a final installment of $654.5 million at maturity. Borrowings under the 2022 Term Loan Facility bear interest, at the Company’s option, at either (1) a base rate equal to the greater of the administrative agent’s prime rate as announced from time to time, the federal funds effective rate plus 0.50%, and the forward-looking term SOFR rate administered by CME for a one-month interest period plus 1.00%, subject to a floor of 1.50% for the initial term loans, plus an applicable margin of 3.50%, or (2) the forward-looking term SOFR rate administered by CME for the applicable interest period, subject to a floor of 0.50% for the initial term loans, plus an applicable margin of 4.50%. As of March 31, 2025, the effective interest rate on the Company’s outstanding borrowings under the 2022 Term Loan Facility was 9.47%. The 2022 Term Loan Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the 2022 Term Loan Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of March 31, 2025, none of the Company’s subsidiaries guaranteed the 2022 Term Loan Facility.

The 2022 Term Loan Facility contains covenants that restrict, among other things, the ability of Company and its restricted subsidiaries to incur additional debt, grant liens, sell assets, make investments, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the 2022 Term Loan Facility as of March 31, 2025.

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

2023 Term Loan Facility

In connection with the closing of the Inmarsat Acquisition, in May 2023, the Company entered into the $616.7 million 2023 Term Loan Facility, which was fully drawn at closing and matures on May 30, 2030. At March 31, 2025, the Company had $607.5 million in principal amount of outstanding borrowings under the 2023 Term Loan Facility.

Borrowings under the 2023 Term Loan Facility are required to be repaid in quarterly installments of $1.5 million each, which commenced on December 31, 2023, followed by a final installment of $576.6 million at maturity. Borrowings under the 2023 Term Loan Facility bear interest, at the Company's option, at either (1) a base rate equal to the greater of the administrative agent’s prime rate as announced from time to time, the federal funds effective rate plus 0.50%, and the forward-looking term SOFR rate administered by CME for a one-month interest period plus 1.00%, subject to a floor of 1.50% for the initial term loans, plus an applicable margin of 3.50%, or (2) the forward-looking term SOFR rate administered by CME for the applicable interest period, subject to a floor of 0.50% for the initial term loans, plus an applicable margin of 4.50%, plus a credit spread adjustment ranging from 0.11% to 0.43%. As of March 31, 2025, the effective interest rate on the Company’s outstanding borrowings under the 2023 Term Loan Facility was 9.93%. The 2023 Term Loan Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the 2023 Term Loan Facility) and secured by substantially all of the Company’s assets and any such subsidiaries' assets. As of March 31, 2025, none of the Company’s subsidiaries guaranteed the 2023 Term Loan Facility.

The 2023 Term Loan Facility contains covenants that restrict, among other things, the ability of Company and its restricted subsidiaries to incur additional debt, grant liens, sell assets, make investments, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the 2023 Term Loan Facility as of March 31, 2025.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Inmarsat Secured Credit Facilities

In March 2024, Inmarsat amended its then-existing senior secured credit facilities to (among other matters): (1) establish the $1.3 billion 2024 Inmarsat Term Loan Facility, the proceeds of which, together with cash on hand, were used to repay approximately $1.38 billion of the outstanding borrowings under the Original Inmarsat Term Loan Facility, resulting in $300.0 million in principal amount of borrowings remaining outstanding under the Original Inmarsat Term Loan Facility at the closing of the amendment, and (2) replace the prior $700.0 million revolving credit facility with a new $550.0 million revolving line of credit (including up to $100.0 million of letters of credit) (the Inmarsat Revolving Credit Facility and, together with the 2024 Inmarsat Term Loan Facility and the Original Inmarsat Term Loan Facility, the Inmarsat Secured Credit Facilities). The maturity date for the Original Inmarsat Term Loan Facility is December 12, 2026, and for the 2024 Inmarsat Term Loan Facility is September 28, 2029. The Inmarsat Revolving Credit Facility matures on the earlier of March 28, 2027 and (if more than $100.0 million of borrowings are outstanding under the Original Inmarsat Term Loan Facility) the date that is 91 days prior to the maturity of the Original Inmarsat Term Loan Facility. As of March 31, 2025, Inmarsat had $1.3 billion in principal amount of outstanding borrowings under the 2024 Inmarsat Term Loan Facility and $300.0 million in principal amount of outstanding borrowings under the Original Inmarsat Term Loan Facility. As of March 31, 2025, the Inmarsat Revolving Credit Facility was undrawn and there were no amounts outstanding under standby letters of credit, leaving borrowing availability under the Inmarsat Revolving Credit Facility as of March 31, 2025 of $550.0 million.

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

Borrowings under the Inmarsat Secured Credit Facilities: (1) in the case of borrowings denominated in U.S. Dollars, bear interest, at Inmarsat's option, at either (i) the highest of (x) for the Original Inmarsat Term Loan Facility, the greater of the federal funds rate or the overnight banking fund rate for such day plus 0.50% and for the 2024 Inmarsat Term Loan Facility, the federal funds rate plus 0.50%, (y) the forward-looking one-month term SOFR rate plus 1.00% or (z) the administrative agent's prime rate as announced from time to time, or (ii) the forward-looking term SOFR rate for the applicable interest period (subject to, in the case of the 2024 Inmarsat Term Loan Facility, a floor of 0.50% per annum, in the case of the Inmarsat Revolving Credit Facility, a floor of 0.00% per annum and, in the case of the Original Inmarsat Term Loan Facility, a floor of 1.00% per annum), and (2) in the case of borrowings denominated in available currencies other than U.S. Dollars, bear interest based upon the applicable benchmark for such currencies (as described in the Inmarsat Secured Credit Facilities) plus, in all cases, an applicable margin. The applicable margin for the Original Inmarsat Term Loan Facility is 2.50% per annum for base rate loans and 3.50% per annum for SOFR loans. The applicable margin for the 2024 Inmarsat Term Loan Facility is 3.50% per annum for base rate loans and 4.50% per annum for SOFR loans. The applicable margin for borrowings under the Inmarsat Revolving Credit Facility is based on Inmarsat’s total net leverage ratio and ranges between 1.50% and 2.25% per annum for base rate loans and 2.50% and 3.25% per annum for SOFR loans. As of March 31, 2025, the weighted average effective interest rate on the Company's outstanding borrowings under the Inmarsat Term Loan Facilities, was approximately 9.17%. The Inmarsat Secured Credit Facilities are required to be guaranteed by certain material Inmarsat subsidiaries and secured by substantially all of the assets of the Inmarsat borrowers and subsidiary guarantors.

The Inmarsat Secured Credit Facilities contain covenants that restrict, among other things, Inmarsat’s ability to incur additional debt, grant liens, sell assets, make investments and acquisitions, pay dividends and make certain other restricted payments. In addition, financial covenants regarding Inmarsat’s total net leverage ratio and interest coverage ratio apply to the Inmarsat Revolving Credit Facility. The borrowers under the Inmarsat Secured Credit Facilities were in compliance with the financial covenants under the Inmarsat Secured Credit Facilities as of March 31, 2025.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Ex-Im Credit Facility

The Ex-Im Credit Facility originally provided a $362.4 million senior secured direct loan facility, which was fully drawn. Of the $362.4 million in principal amount of borrowings made under the Ex-Im Credit Facility, $321.2 million was used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remaining $41.2 million used to finance the total exposure fees incurred under the Ex-Im Credit Facility (which included all previously accrued completion exposure fees). As of March 31, 2025, the Company had $19.7 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility.

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

The Ex-Im Credit Facility contains financial covenants regarding Viasat’s maximum total leverage ratio and minimum interest coverage ratio. In addition, the Ex-Im Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Ex-Im Credit Facility as of March 31, 2025.

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

Viasat Revolving Credit Facility

As of March 31, 2025, Viasat's revolving credit facility (the Viasat Revolving Credit Facility) provided a $647.5 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of the earliest of (A) August 24, 2028 and (B) the springing maturity date (as defined in the Viasat Revolving Credit Agreement, which is effectively 91 days prior to the maturity date of certain material debt for borrowed money of Viasat and its subsidiaries to the extent certain conditions have not been satisfied as of such date). At March 31, 2025, the Company had no outstanding borrowings under the Viasat Revolving Credit Facility and $54.2 million outstanding under standby letters of credit, leaving borrowing availability under the Viasat Revolving Credit Facility as of March 31, 2025 of $593.3 million.

Borrowings under the Viasat Revolving Credit Facility bear interest, at the Company’s option, at either (1) the highest of the federal funds rate plus 0.50%, forward-looking term SOFR (as defined in the definitive credit agreement governing the Viasat Revolving Credit Facility) for an interest period of one month plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) forward-looking term SOFR (not to be less than 0.00% per annum), plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. The Company has capitalized certain amounts of interest expense on the Viasat Revolving Credit Facility in connection with the construction of various assets during the construction period. The Viasat Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Viasat Revolving Credit Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of March 31, 2025, none of the Company’s subsidiaries guaranteed the Viasat Revolving Credit Facility.

The Viasat Revolving Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Viasat Revolving Credit Facility contains covenants that restrict, among other things, the Company’s ability to incur additional debt, grant liens, sell assets, make investments and acquisitions, make capital expenditures, pay dividends and make certain other restricted payments. The Company was in compliance with its financial covenants under the Viasat Revolving Credit Facility as of March 31, 2025.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Senior Notes

Senior Notes due 2025; Discharge of Indenture and Gain (Loss) on Extinguishment of Debt

In September 2017, the Company issued $700.0 million in principal amount of 2025 Notes in a private placement to institutional buyers. During the second quarter of fiscal year 2025, the Company repurchased $257.5 million in aggregate principal amount of 2025 Notes in open market transactions, resulting in $442.6 million in principal amount of 2025 Notes remaining outstanding as of March 31, 2025. As a result, the Company recorded a gain of an insignificant amount in (loss) gain on extinguishment of debt, net in the consolidated statement of operations during fiscal year 2025. Subsequent to fiscal year end, on May 2, 2025, the Company redeemed all of the remaining $442.6 million in principal amount of 2025 Notes at a redemption price of 100% of the principal amount so redeemed plus accrued and unpaid interest thereon to the redemption date, and the indenture governing the 2025 Notes was satisfied and discharged in accordance with its terms. As a result of the redemption of the 2025 Notes, the Company is expected to recognize a loss of an insignificant amount on extinguishment of debt during the first quarter of fiscal year 2026. The 2025 Notes bore interest at the rate of 5.625% per year, payable semi-annually in cash in arrears, and were recorded as current portion of long-term debt, net of debt issuance costs, as of March 31, 2025 in the Company’s consolidated financial statements.

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

On October 1, 2024, Inmarsat used the net proceeds from the issuance of the Inmarsat 2029 Notes, together with cash on hand, to redeem all of the remaining $1.97 billion in principal amount of Inmarsat 2026 Notes at a redemption price of 100% of the principal amount so redeemed plus accrued and unpaid interest thereon to the redemption date, and the indenture governing the Inmarsat 2026 Notes was satisfied and discharged in accordance with its terms. As a result of the repurchase and redemption of the Inmarsat 2026 Notes in July and October 2024, during fiscal year 2025, the Company recorded a loss of $100.3 million in (loss) gain on extinguishment of debt, net in the consolidated statement of operations, related to an unamortized fair value adjustment made in purchase accounting. The Inmarsat 2026 Notes bore interest at the rate of 6.750% per year, payable semi-annually in cash in arrears and were recorded as long-term debt, net of unamortized fair value adjustment made in purchase accounting, as of March 31, 2024 in the Company’s consolidated financial statements.

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

The 2027 Notes are required to be guaranteed on a senior secured basis by each of the Company’s existing and future subsidiaries that guarantees the Viasat Revolving Credit Facility. As of March 31, 2025, none of the Company’s subsidiaries guaranteed the 2027 Notes. The 2027 Notes are secured, equally and ratably with the 2022 Term Loan Facility, the 2023 Term Loan Facility, the Viasat Revolving Credit Facility and any future parity lien debt, by liens on substantially all of the Company’s and such subsidiaries' assets.

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

The 2028 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Viasat Revolving Credit Facility. As of March 31, 2025, none of the Company’s subsidiaries guaranteed the 2028 Notes. The 2028 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2028 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2028 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Inmarsat Senior Secured Notes due 2029

In September 2024, certain subsidiaries of Inmarsat Holdings issued $1.975 billion in principal amount of Inmarsat 2029 Notes in a private placement to institutional buyers. The Inmarsat 2029 Notes were issued at face value and are recorded as long-term debt, net of debt issuance costs, in the Company’s consolidated financial statements. The Inmarsat 2029 Notes bear interest at the rate of 9.000% per year, payable semi-annually in cash in arrears, which interest payments commenced in March 2025. Debt issuance costs associated with the issuance of the Inmarsat 2029 Notes are amortized to interest expense on a straight-line basis over the term of the Inmarsat 2029 Notes, the results of which are not materially different from the effective interest rate basis. Inmarsat used the net proceeds from the issuance of the Inmarsat 2029 Notes, together with cash on hand, to redeem all of the outstanding Inmarsat 2026 Notes on October 1, 2024.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The 2031 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Viasat Revolving Credit Facility. As of March 31, 2025, none of the Company’s subsidiaries guaranteed the 2031 Notes. The 2031 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2031 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2031 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

In November 1996, the Company adopted the 1996 Equity Participation Plan (the Equity Participation Plan). The Equity Participation Plan provides for the grant to executive officers, other eligible employees, consultants and non-employee directors of the Company a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, RSUs and performance awards. From November 1996 to September 2024, through various amendments of the Equity Participation Plan, the Company increased the maximum number of shares reserved for issuance under this plan to 59,401,000 shares. The Company believes that such awards align the interests of its executive officers, employees, consultants and non-employee directors with those of its stockholders. Shares of the Company’s common stock granted under the Equity Participation Plan in the form of stock options or stock appreciation right are counted against the Equity Participation Plan share reserve on a one for one basis and performance-based stock options are calculated assuming “maximum” performance. Shares of the Company’s common stock granted under the Equity Participation Plan as an award other than as an option or as a stock appreciation right with a per share purchase price lower than 100% of fair market value on the date of grant are counted against the Equity Participation Plan share reserve as two shares for each share of common stock subject to such awards.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In September 2024, the Company adopted the 2024 Employment Inducement Incentive Award Plan (the Inducement Plan). The Inducement Plan provided for RSU and market condition PSU grants to the Company's new Senior Vice President and Chief Financial Officer. The maximum number of shares reserved for issuance under this plan is 377,500. Shares of the Company’s common stock granted under the Inducement Plan as RSUs are counted against the Inducement Plan share reserve on a one for one basis and market condition PSU grants are calculated assuming “maximum” performance.

In November 1996, the Company adopted the Viasat, Inc. Employee Stock Purchase Plan (the Employee Stock Purchase Plan) to assist employees in acquiring a stock ownership interest in the Company and to encourage them to remain in the employment of the Company. The Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. From November 1996 to September 2023, through various amendments of the Employee Stock Purchase Plan, the Company increased the maximum number of shares reserved for issuance under the Employee Stock Purchase Plan to 11,950,000 shares. To facilitate participation for employees located outside of the United States in light of non-U.S. law and other considerations, the amended Employee Stock Purchase Plan also provides for the grant of purchase rights that are not intended to be tax-qualified. The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during specified six-month offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the Employee Stock Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower.

Total stock-based compensation expense recognized in accordance with ASC 718 was as follows:

	Fiscal Years Ended
	March 31, 2025	March 31, 2024	March 31, 2023
	(In thousands)
Stock-based compensation expense before taxes	$80,385	$83,631	$82,112
Related income tax benefits	(2,181)	(5,292)	(17,238)
Stock-based compensation expense, net of taxes	$78,204	$78,339	$64,874

In accordance with ASC 718, the Company recognizes excess tax benefits or deficiencies on vesting or settlement of awards as discrete items within income tax benefit or provision within net income (loss) and the related cash flows classified within operating activities.

The compensation cost that has been charged against income for the Equity Participation Plan and Inducement Plan under ASC 718 was $72.9 million, $75.6 million and $75.0 million, and for the Employee Stock Purchase Plan was $7.5 million, $8.0 million and $7.1 million, for fiscal years 2025, 2024 and 2023, respectively. The Company capitalized $8.1 million, $10.7 million and $12.9 million of stock-based compensation expense as a part of property, equipment and satellites, net for fiscal years 2025, 2024 and 2023, respectively. During fiscal year 2025, the Company modified certain RSUs and market-based performance stock options in connection with termination of executives resulting in an insignificant amount of incremental compensation expense.

As of March 31, 2025, total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Equity Participation Plan and Inducement Plan (including stock options, market-based performance stock options, RSUs and PSUs) and the Employee Stock Purchase Plan was $125.2 million and $2.9 million, respectively. These costs are expected to be recognized over a weighted average period of 0.6 years, 1.1 years, 2.0 years and 1.7 years, for stock options, market-based performance stock options, RSUs and PSUs, respectively, under the Equity Participation Plan and the Inducement Plan, and less than six months under the Employee Stock Purchase Plan.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock options, market-based performance stock options and employee stock purchase plan. The Company’s stock options typically have a simple four-year vesting schedule (except for one- and three-year vesting schedules for options granted to the members of the Company’s Board of Directors) and a six-year contractual term. The Company grants total shareholder return (TSR) performance stock options to executive officers under the Equity Participation Plan. The number of shares of TSR performance stock options that will become eligible to vest based on the time-based vesting schedule described below is based on a comparison over a four-year performance period of the Company’s TSR to the TSR of the companies included in the S&P Mid Cap 400 Index. The number of options that may become vested and exercisable will range from 0% to 175% of the target number of options based on the Company’s relative TSR ranking for the performance period. The Company’s TSR performance stock options have a four-year time-based vesting schedule and a six-year contractual term. The TSR performance stock options must be vested under both the time-based vesting schedule and the performance-based vesting conditions in order to become exercisable. In fiscal year 2024, the Company granted price hurdle performance stock options to executive officers and certain other high-level employees under the Equity Participation Plan. The price hurdle performance stock options must be vested under both a three-year time-based vesting schedule and a market-based vesting condition in order to become exercisable. The number of options that may become vested and exercisable will range from 0% to 250% of the target number of options granted provided that depending on whether the forty-five calendar day trailing average market closing price of the Company's common stock ending on and including such date equals or exceeds certain levels. The Company estimates the fair value of the TSR performance stock options and the price hurdle performance stock options (collectively, the market-based performance stock options) at the grant date using a Monte Carlo simulation. Expense for vested market-based performance stock options with a market condition that vest is recognized regardless of the actual outcome achieved and is recognized on a graded-vesting basis.

There were no market-based performance stock options granted during fiscal year 2025. The weighted average estimated fair value of market-based performance stock options granted during fiscal years 2024 and 2023 was $16.01 and $25.06 per share, respectively, using the Monte Carlo simulation.

The weighted average estimated fair value of stock options granted and shares issued under the Employee Stock Purchase Plan during fiscal year 2025 was $9.87 and $5.22 per share, respectively, during fiscal year 2024 was $15.73 and $8.79 per share, respectively, and during fiscal year 2023 was $16.49 and $10.30 per share, respectively, using the Black-Scholes model.

The weighted average assumptions (annualized percentages) used in the Black-Scholes model and Monte Carlo simulation were as follows:

	Stock Options			Market-based Performance Stock Options			Employee Stock Purchase Plan
	Fiscal Year 2025	Fiscal Year 2024	Fiscal Year 2023	Fiscal Year 2025	Fiscal Year 2024	Fiscal Year 2023	Fiscal Year 2025	Fiscal Year 2024	Fiscal Year 2023
Volatility	64.5%	54.2%	46.4%	—	56.4%	49.9%	97.3%	66.6%	60.5%
Risk-free interest rate	3.5%	4.2%	3.4%	—	4.4%	3.8%	4.6%	5.3%	3.4%
Dividend yield	0.0%	0.0%	0.0%	—	0.0%	0.0%	0.0%	0.0%	0.0%
Expected life	5.0 years	5.0 years	5.0 years	—	4.6 years	5.0 years	0.5 years	0.5 years	0.5 years

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of stock option activity for fiscal year 2025 is presented below:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)
Outstanding at March 31, 2024	221,949	$51.95
Options granted	35,000	17.33
Options expired	(68,231)	61.67
Options exercised	—	—
Outstanding at March 31, 2025	188,718	$42.02	2.9	$—
Vested and exercisable at March 31, 2025	152,718	$46.72	2.3	$—

The total intrinsic value of stock options exercised during fiscal years 2025, 2024 and 2023 was zero, an insignificant amount and zero, respectively. All options issued under the Company’s Equity Participation Plan have an exercise price equal to the fair market value of the Company’s stock on the date of the grant. The Company recorded no excess tax benefits during fiscal years 2025, 2024 and 2023.

A summary of market-based performance stock option activity for fiscal year 2025 is presented below:

	Number of Shares (1)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)
Outstanding at March 31, 2024	3,356,983	$31.29
Market-based performance options granted	—	—
Market-based performance options canceled	(793,978)	33.84
Market-based performance options exercised	—	—
Outstanding at March 31, 2025	2,563,005	$30.50	3.8	$—
Vested and exercisable at March 31, 2025	—	$—	—	$—

(1)
Number of shares is based on the target number of options under each market-based performance stock option.

Restricted stock units. RSUs represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. There is no exercise price and no monetary payment required for receipt of RSUs or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. RSUs generally vest over three or four years (except for one-year for certain RSUs granted to the members of the Company’s Board of Directors). Compensation cost for these awards is based on the fair value on the date of grant and is recognized as compensation expense on a straight-line basis over the requisite service period. For fiscal years 2025, 2024 and 2023, the Company recognized $56.6 million, $57.4 million and $59.1 million, respectively, in stock-based compensation expense related to RSU awards.

The per unit weighted average grant date fair value of RSUs granted during fiscal years 2025, 2024 and 2023 was $15.77, $29.21 and $35.04, respectively.

A summary of RSU activity for fiscal year 2025 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at March 31, 2024	4,020,734	$37.11
Awarded	3,704,379	15.77
Forfeited	(391,204)	25.09
Vested	(1,575,356)	37.67
Outstanding at March 31, 2025	5,758,553	$24.05
Vested and deferred at March 31, 2025	206,332	$50.44

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The total fair value of shares vested related to RSUs during the fiscal years 2025, 2024 and 2023 was $15.3 million, $34.1 million and $46.9 million, respectively.

Performance-based restricted stock units. During fiscal year 2025, the Company granted performance-based restricted stock units with a market condition (such as stock price milestone) (market condition PSUs) and performance-based restricted stock units with a performance condition (such as an operational milestone) (performance condition PSUs) to executive officers and certain other high-level employees under the Equity Participation Plan and Inducement Plan. The Company’s market condition PSUs cliff vest at the end of three years and the Company's performance condition PSUs have a one year performance-based vesting period and a three-year time-based vesting schedule. The number of shares of market condition PSUs that will become eligible to vest is based on a comparison over a three-year performance period of the Company’s TSR to the TSR of the companies included in the Russell 3000 Index. The final number of market condition PSUs that will be issued will range from 0% to 175% of the target number of PSUs based on the Company’s relative TSR ranking for the performance period. The final number of shares of performance condition PSUs that will be issued will range from 0% to 175% of the target number of PSUs depending on the Company's performance for a given fiscal year period against pre-established targets. PSUs must be vested under both the time-based vesting schedule and the performance-based vesting conditions in order to be issued. PSUs represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement and achievement of performance-based vesting conditions. There is no exercise price and no monetary payment required for receipt of PSUs or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. The Company estimates the fair value of market condition PSUs at the grant date using a Monte Carlo simulation. The expense for market condition PSUs that vest is recognized regardless of the actual outcome achieved and is recognized on a graded-vesting basis. Compensation cost for performance condition PSUs is based on the fair value on the date of grant. Expense for performance condition PSUs that vest is recognized each period based on a probability assessment of the expected outcome of the performance targets with a final adjustment upon measurement at the end of the performance period and is recognized on a graded-vesting basis. During fiscal year 2025, the Company recognized $5.1 million in stock-based compensation expense related to all PSUs, for which the expense for performance condition PSUs was based on an estimated weighted average performance multiplier of approximately 150%.

The per unit weighted average grant date fair value of PSUs granted during fiscal year 2025 was $18.13.

A summary of PSU activity for fiscal year 2025 is presented below:

	Number of Shares (1)	Weighted Average Grant Date Fair Value per Share
Outstanding at March 31, 2024	—	$—
Awarded	635,585	18.13
Forfeited	(25,847)	18.24
Vested	—	—
Outstanding at March 31, 2025	609,738	$18.13

(1)
Number of shares is based on the target number of PSUs under each market condition PSU and performance condition PSU. Based on an estimated weighted average performance multiplier of approximately 150%, approximately 400,000 of performance condition PSUs are expected to time vest over the next three years.

The weighted average assumptions (annualized percentages) used in the Monte Carlo simulation for market condition PSUs were as follows:

Market Condition PSUs
Fiscal Year 2025
Volatility	64.7%
Risk-free interest rate	4.3%
Dividend yield	0.0%

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 10 — Shares Used In Computing Diluted Net Income (Loss) Per Share

The weighted average number of shares used to calculate basic and diluted net loss per share attributable to Viasat, Inc. common stockholders was the same for fiscal years 2025, 2024 and 2023, as the Company incurred a net loss from continuing operations (excluding income (loss) from continuing operations attributable to the noncontrolling interest) for such periods and inclusion of potentially dilutive weighted average shares of common stock would be antidilutive.

Potentially dilutive weighted average shares excluded from the calculation for fiscal years 2025, 2024 and 2023 consisted of 220,095 shares, 242,973 shares and 483,499 shares, respectively, related to stock options (other than market-based performance stock options), zero shares, zero shares, and 480,325 shares, respectively, related to market-based performance stock options and market condition PSUs, 5,539,871 shares, 2,066,973 shares and 2,477,067 shares, respectively, related to RSUs (other than PSUs), 165,498 shares, zero shares, and zero shares, respectively, related to performance condition PSUs, and 1,950,692 shares, 1,127,606 shares and 699,680 shares related to certain terms of the Viasat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan.

Note 11 — Income Taxes

The components of income (loss) before income taxes by jurisdiction were as follows:

	Fiscal Years Ended
	March 31, 2025	March 31, 2024	March 31, 2023
	(In thousands)
United States	$(329,591)	$(859,006)	$(94,019)
Foreign	(215,703)	(334,940)	(68,136)
	$(545,294)	$(1,193,946)	$(162,155)

The (provision for) benefit from income taxes included the following:

	Fiscal Years Ended
	March 31, 2025	March 31, 2024	March 31, 2023
	(In thousands)
Current tax (provision) benefit:
Federal	$(28,247)	$(12,128)	$(11,494)
State	(2,661)	(1,010)	(5,231)
Foreign	(117,042)	(27,028)	(5,965)
	(147,950)	(40,166)	(22,690)
Deferred tax (provision) benefit:
Federal	16,770	74,404	40,889
State	(102)	5,166	(80,715)
Foreign	132,223	100,070	13,098
	148,891	179,640	(26,728)
Total (provision for) benefit from income taxes	$941	$139,474	$(49,418)

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Significant components of the Company’s net deferred tax assets were as follows:

	As of
	March 31, 2025	March 31, 2024
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$252,589	$198,548
Tax credit carryforwards	159,806	141,015
Capitalized research and development costs	136,191	143,581
Operating lease liabilities	99,877	94,360
Interest carryforwards	105,182	88,269
Other	198,071	201,160
Valuation allowance	(430,501)	(353,642)
Total deferred tax assets	521,215	513,291
Deferred tax liabilities:
Intangible assets	(576,599)	(683,366)
Property, equipment and satellites	(689,880)	(725,990)
Operating lease assets	(88,083)	(80,258)
Other	(75,918)	(88,357)
Total deferred tax liabilities	(1,430,480)	(1,577,971)
Net deferred tax assets (liabilities)	$(909,265)	$(1,064,680)

A reconciliation of the benefit from (provision for) income taxes to the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes is as follows:

	Fiscal Years Ended
	March 31, 2025	March 31, 2024	March 31, 2023
	(In thousands)
Tax (provision) benefit at federal statutory rate	$114,512	$250,728	$34,047
State tax provision, net of federal benefit	8,908	28,621	202
Tax credits	16,004	28,574	23,925
Change in federal valuation allowances	(49,566)	(105,968)	—
Change in state valuation allowances	(10,880)	(27,251)	(73,600)
Non-deductible compensation	(2,459)	(5,240)	(3,096)
Non-deductible transaction costs	(40)	(18,911)	(167)
Non-deductible meals and entertainment	(1,112)	(1,077)	(693)
Stock-based compensation	(12,932)	(12,182)	(12,032)
Change in state effective tax rate	(452)	292	458
Base Erosion and Anti-Abuse Tax (BEAT)	(30,448)	—	(8,610)
Foreign effective tax rate differential, net of valuation allowance	(9,185)	6,199	(5,769)
Unremitted subsidiary gains	(7,043)	(1,586)	(887)
Withholding taxes	(6,852)	(4,981)	(1,591)
Other	(7,514)	2,256	(1,605)
Total (provision for) benefit from income taxes	$941	$139,474	$(49,418)

As of March 31, 2025, the Company had federal and state R&D tax credit carryforwards of $138.4 million and $203.4 million, respectively, which begin to expire in fiscal year 2040 and fiscal year 2026, respectively. As of March 31, 2025, the Company had federal and state net operating loss carryforwards of $597.2 million and $303.0 million, respectively, which begin to expire in fiscal year 2029 and fiscal year 2026, respectively.

Beginning in fiscal year 2023, for federal income tax purposes, the Company is required to capitalize and amortize domestic R&D expenditures over five years and foreign R&D expenditures over 15 years under the Tax Cuts and Jobs Act of 2017, which delays the deductibility of these expenditures.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In accordance with ASC 740, net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Future realization of existing deferred tax assets ultimately depends on future profitability and the existence of sufficient taxable income of appropriate character (for example, ordinary income versus capital gains) within the carryforward period available under tax law. In the event that the Company’s estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established, which would cause a decrease to income in the period such determination is made. A valuation allowance of $430.5 million at March 31, 2025 and $353.6 million at March 31, 2024 has been established relating to federal, state and foreign net operating loss carryforwards, federal and state R&D tax credit carryforwards, foreign tax credit carryforwards, and other federal and state net deferred tax assets for cumulative timing differences that, based on management’s estimate of future taxable income attributable to such jurisdictions and generation of additional research credits, are considered more likely than not to expire unused.

During the fourth quarter of fiscal year 2025, the Company released $10.3 million of valuation allowance previously recorded against U.S. deferred tax assets. The Company evaluated both the positive and negative evidence and released valuation allowance equal to the expected benefit from the deferred tax liabilities recorded for legacy Inmarsat U.S. entities in connection with a tax planning strategy to file a consolidated U.S. federal tax return.

During the second quarter of fiscal year 2024, in evaluating the Company’s ability to realize its U.S. net deferred tax assets, the Company considered all available positive and negative evidence, including but not limited to operating results, forecasted ranges of future taxable income, and its recent satellite anomalies. ASC 740 places more weight on the objectively verifiable evidence of current pre-tax losses and recent events than forecasts of future profitability. Therefore, the Company determined it is more likely than not that its U.S. net deferred tax assets will not be realized, excluding its deferred tax assets and liabilities related to the separate U.S. tax return filings of Trellisware and the legacy Inmarsat entities. As a result, the Company’s tax benefit for fiscal year 2024 was reduced by a valuation allowance recorded against such U.S. deferred tax assets.

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

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	As of
	March 31, 2025	March 31, 2024	March 31, 2023
	(In thousands)
Balance, beginning of fiscal year	$185,595	$129,738	$112,806
Increase related to prior year tax positions	1,571	2,728	2,549
Decrease related to prior year tax positions	(253)	(190)	(632)
Increase related to current year tax positions	14,017	15,608	16,123
Increase related to business combinations	—	54,193	—
Expiration of the statute of limitations for the assessment of taxes	(12,744)	(16,482)	(1,108)
Balance, end of fiscal year	$188,186	$185,595	$129,738

Of the total unrecognized tax benefits at March 31, 2025, $13.6 million would reduce the Company’s annual effective tax rate if recognized, based on the Company's valuation allowance position at March 31, 2025. It is reasonably possible that there will not be a significant change in uncertain tax balances in the next 12 months.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of March 31, 2025 and 2024, the Company had accrued interest and penalties of approximately $14.4 million and $16.9 million, respectively. Approximately $19.2 million was recorded through goodwill as part of the purchase accounting for the Inmarsat Acquisition at March 31, 2024. The Company recognized a tax benefit of $2.5 million, $2.0 million and $1.1 million for reductions of interest and penalties in income tax expense for fiscal years 2025, 2024 and 2023, respectively.

The Company is subject to periodic audits by domestic and foreign tax authorities. By statute, the Company’s U.S. federal and state income tax returns are subject to examination by the tax authorities for fiscal years 2022 and thereafter. Additionally, net operating loss and R&D tax credit carryovers that were generated in prior years may also be subject to examination. With few exceptions, fiscal years 2021 and thereafter remain open to examination by foreign tax authorities. Calendar years 2007, 2018 and thereafter remain open in the U.K. for certain entities currently under enquiry. Calendar years 2014 and thereafter remain open in Norway for certain entities currently under enquiry. The Company believes that it has appropriate support for the income tax positions taken on its tax returns and its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations.

Note 12 — Employee Benefits

The Company is a sponsor of a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code. Under the plan, the Company may make discretionary contributions to the plan which vest over three years. The Company’s discretionary matching contributions to the plan are based on the amount of employee contributions and can be made in cash or the Company’s common stock at the Company’s election. Subsequent to the fiscal year ended March 31, 2025, the Company elected to settle the discretionary contributions liability in shares of the Company’s common stock, consistent with fiscal year 2024. Based on the closing price of the Company’s common stock on March 31, 2025, the Company would issue approximately 2,643,897 shares of common stock at this time. Discretionary contributions accrued by the Company as of March 31, 2025 and 2024 amounted to $27.5 million and $28.1 million, respectively.

Note 13 — Related-Party Transactions

In the normal course of business, the Company engages in transactions with its equity method investments (Navarino UK and JSAT Mobile), which are considered related-party transactions. The Company recognized revenue from Navarino UK and JSAT Mobile in the amounts of $65.7 million and $64.4 million during fiscal years 2025 and 2024, respectively. The Company received cash of $68.8 million and $61.1 million from Navarino UK and JSAT Mobile during fiscal years 2025 and 2024, respectively. Accounts receivable from Navarino UK and JSAT Mobile as of March 31, 2025 and 2024 was $8.5 million and $13.2 million, respectively.

Note 14 — Commitments

From time to time, the Company enters into satellite construction agreements as well as various other satellite-related purchase commitments, including with respect to the provision of launch services, operation of its satellites and satellite insurance. As of March 31, 2025, future minimum payments under the Company’s satellite construction contracts and other satellite-related purchase commitments for the next five fiscal years and thereafter were as follows:

Fiscal Years Ending	(In thousands)
2026	$262,927
2027	98,303
2028	79,747
2029	39,272
2030	1,491
Thereafter	5,638
$487,378

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s contracts with satellite manufacturers require the Company to make monthly in-orbit satellite performance incentive payments with respect to certain satellites in commercial service, including interest, through fiscal year 2028, subject to the continued satisfactory performance of the applicable satellites. The Company records the net present value of these expected future payments as a liability and as a component of the cost of the satellites. As of March 31, 2025, the Company’s estimated satellite performance incentive obligations and accrued interest for the applicable satellites were approximately $11.4 million, of which $6.2 million and $5.2 million have been classified as current in accrued liabilities and non-current in other liabilities, respectively. Under these satellite construction contracts, the Company may incur up to $11.4 million in total costs for satellite performance incentive obligations and related interest earned with potential future minimum payments of $5.8 million, $4.7 million and an insignificant amount in fiscal years 2026, 2027, 2028, respectively, with no commitments thereafter.

The Company has various other purchase commitments under satellite capacity agreements which are used to provide satellite networking services to its customers for future minimum payments, which as of March 31, 2025 are approximately $145.1 million, $82.9 million, $74.8 million, $73.2 million and $23.6 million in fiscal years 2026, 2027, 2028, 2029 and 2030, respectively, and $3.9 million of further minimum payments thereafter.

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

The Company has contracts with various U.S. Government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. Government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. Government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. Government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. As of March 31, 2025, the DCMA had approved the Company’s incurred costs through fiscal year 2022. The DCAA is currently auditing the Company's fiscal year 2024 recurring incurred cost submissions. The Company's cost accounting practices are examined for compliance with the applicable CAS. Although the Company has recorded contract revenues subsequent to fiscal year 2022 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of March 31, 2025 and 2024, the Company had $14.8 million and $16.6 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. Government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on the status of the related contracts.

Certain matters resolved during fiscal years 2024 and 2023

In July 2022 and September 2023, the Company settled certain pending litigation. Under the terms of the settlement and licensing agreement, the Company receives certain payments, which may vary based on sales of licensed products. The Company received payments and recognized $41.7 million, $99.9 million and $55.8 million as product revenues within the Company's defense and advanced technologies segment during fiscal years 2025, 2024 and 2023, respectively, and recognized $7.2 million and $6.4 million as interest income during fiscal years 2024 and 2023, respectively.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 16 — Segment Information

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

The Company’s communication services segment provides a wide range of broadband and narrowband communications solutions across government and commercial mobility markets, as well as for residential and enterprise fixed broadband customers. The Company’s communication services segment revenues are primarily derived from the Company’s aviation services (including IFC services), government satcom services, maritime services (including narrowband and safety of communication capabilities), fixed broadband services, and energy services, as well as a wide array of advanced satellite and wireless products, networks and terminal solutions that support or enable the provision of fixed and mobile broadband and narrowband services.

The Company’s defense and advanced technologies segment develops and offers a diverse array of resilient, vertically integrated solutions to government and commercial customers, leveraging the Company’s technical competencies in encryption, cyber security, tactical gateways, modems and waveforms. The more regulated government environment for defense, encryption and other products is subject to unique contractual requirements and possesses economic characteristics that differ from the communication services segment. The Company’s defense and advanced technologies segment revenues are primarily derived from the Company’s information security and cyber defense, space and mission systems, tactical networking, and advanced technologies and other, products and services, which are provided to government and commercial customers.

The Company's Chief Operating Decision Maker (CODM) is the Company's Chairman of the Board and Chief Executive Officer. Segment operating profits (losses) are the primary measure used by the Company's CODM to evaluate segment operating performance. The CODM regularly reviews budget-to-actual variances of segment operating profits (losses) when evaluating segment performance and allocating resources to each segment.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment revenues, expenses and operating profits (losses) for the fiscal years ended March 31, 2025, 2024 and 2023 were as follows:

	Fiscal Years Ended
	March 31, 2025	March 31, 2024	March 31, 2023
	(In thousands)
Revenues:
Communication services
Aviation services	$1,048,225	$864,834	$346,950
Government satcom services	754,552	596,826	165,897
Maritime services	477,968	430,090	3,362
Fixed services and other services	741,601	906,762	919,440
Total services	3,022,346	2,798,512	1,435,649
Total products	276,139	343,028	269,126
Total communication services revenues	3,298,485	3,141,540	1,704,775
Defense and advanced technologies
Total services	203,430	206,082	166,383
Information security and cyber defense products	325,439	302,056	181,591
Space and mission systems products	304,870	309,253	259,286
Tactical networking products	319,577	202,094	179,099
Advanced technologies and other products	67,770	122,733	65,024
Total products	1,017,656	936,136	685,000
Total defense and advanced technologies revenues	1,221,086	1,142,218	851,383
Elimination of intersegment revenues	—	—	—
Total revenues	$4,519,571	$4,283,758	$2,556,158
Expenses:
Communication services
Depreciation	$988,447	$825,788	$350,954
Stock-based compensation expense	48,760	52,662	51,578
Other than acquired intangible assets amortization	41,373	50,718	49,058
Acquisition and transaction related expenses	50,807	114,113	53,285
Ground network (FY25), satellite (FY24) impairment and related charges, net	169,400	905,496	—
Other segment items (2)	2,049,920	2,009,817	1,389,302
Total communication services expenses (1)	3,348,707	3,958,594	1,894,177
Defense and advanced technologies
Depreciation	48,020	41,853	52,701
Stock-based compensation expense	31,625	30,969	30,534
Other than acquired intangible assets amortization	19,034	12,000	11,047
Acquisition and transaction related expenses	13,660	43,466	33,011
Other segment items (2)	892,072	859,517	660,833
Total defense and advanced technologies expenses (1)	1,004,411	987,805	788,126
Total expenses	$4,353,118	$4,946,399	$2,682,303
Operating profits (losses):
Communication services	$(50,222)	$(817,054)	$(189,402)
Defense and advanced technologies	216,675	154,413	63,257
Elimination of intersegment operating profits (losses)	—	—	—
Segment operating profit (loss) before corporate and amortization of acquired intangible assets	166,453	(662,641)	(126,145)
Corporate:
Amortization of acquired intangible assets	(263,933)	(227,165)	(29,811)
Interest income	83,920	96,258	19,512
Interest expense	(421,944)	(400,398)	(26,809)
(Loss) gain on extinguishment of debt, net	(99,814)	—	—
Other income (expense), net	(9,976)	—	1,098
Income (loss) from continuing operations before income taxes	$(545,294)	$(1,193,946)	$(162,155)

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1)
For fiscal years 2025, 2024, and 2023, IR&D expense and related activities, including allocable depreciation, stock-based compensation and other expenses were $83.4 million, $105.0 million and $99.5 million, respectively, for the communication services segment, and $59.0 million, $45.7 million and $29.4 million, respectively, for the defense and advanced technologies segment.
(2)
Other segment items include operating expenses such as cost of service and product revenues, selling, general and administrative expenses, IR&D expenses and related activities excluding allocable portion of depreciation, other than acquired intangibles amortization, stock-based compensation, and certain significant items that are disclosed under each segment.

The CODM is not regularly provided assets on a segment basis, therefore, such information is not presented.

Revenues by geographic area for the fiscal years ended March 31, 2025, 2024 and 2023 were as follows:

	Fiscal Years Ended
	March 31, 2025	March 31, 2024	March 31, 2023
	(In thousands)
U.S. customers	$3,117,233	$3,029,303	$2,147,651
Non U.S. customers (each country individually insignificant)	1,402,338	1,254,455	408,507
Total revenues	$4,519,571	$4,283,758	$2,556,158

The Company distinguishes revenues from external customers by geographic area based on customer location.

The net book value of long-lived assets located outside the United States was approximately $1.7 billion at March 31, 2025 and approximately $2.0 billion at March 31, 2024, including a net book value of long-lived assets located in the United Kingdom of $1.2 billion and $1.3 billion (primarily related to the Inmarsat Acquisition) as of March 31, 2025 and March 31, 2024, respectively.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 17 — Subsequent Event

On May 2, 2025, subsequent to fiscal year 2025, the Company repurchased all of the outstanding 2025 Notes at a redemption price of 100% of the principal amount so redeemed plus accrued and unpaid interest thereon to the redemption date, and the indenture governing the 2025 Notes was satisfied and discharged in accordance with its terms. As a result of the redemption of the 2025 Notes, the Company is expected to recognize a loss of an insignificant amount on extinguishment of debt during the first quarter of fiscal year 2026.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Three Fiscal Years Ended March 31, 2025

Deferred Tax Asset Valuation Allowance
(In thousands)
Balance, March 31, 2022	$78,071
Charged to costs and expenses	71,976
Deductions	—
Balance, March 31, 2023	150,047
Charged to costs and expenses	139,687
Charged to goodwill*	63,908
Deductions	—
Balance, March 31, 2024	353,642
Charged to costs and expenses	76,859
Deductions	—
Balance, March 31, 2025	$430,501

* Related to the acquisition of Inmarsat

II-1