Form 10-Q
period 2025-06-30
VIASAT INC
filed 2025-08-08
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025.

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of July 25, 2025 was 134,262,856.

VIASAT, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of June 30, 2025	As of March 31, 2025
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,177,492	$1,612,105
Accounts receivable, net	686,185	699,552
Inventories	284,216	293,943
Prepaid expenses and other current assets	307,912	282,343
Total current assets	2,455,805	2,887,943

Property, equipment and satellites, net	7,339,470	7,405,664
Operating lease right-of-use assets	429,479	416,490
Acquired intangible assets, net	2,191,774	2,270,777
Goodwill	1,626,221	1,622,132
Other assets	853,057	845,778
Total assets	$14,895,806	$15,448,784

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$241,866	$264,300
Accrued and other liabilities	867,316	908,529
Current portion of long-term debt	52,161	503,825
Total current liabilities	1,161,343	1,676,654

Senior notes	3,655,874	3,652,882
Other long-term debt	2,876,741	2,879,402
Non-current operating lease liabilities	433,428	414,133
Other liabilities	2,166,448	2,181,153
Total liabilities	10,293,834	10,804,224

Commitments and contingencies (Note 8)

Equity:
Viasat, Inc. stockholders’ equity
Common stock	13	13
Paid-in capital	4,965,831	4,926,259
Retained earnings (accumulated deficit)	(381,964)	(325,530)
Accumulated other comprehensive income (loss)	(21,652)	(46,911)
Total Viasat, Inc. stockholders’ equity	4,562,228	4,553,831
Noncontrolling interest in subsidiary	39,744	90,729
Total equity	4,601,972	4,644,560
Total liabilities and equity	$14,895,806	$15,448,784

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended
	June 30, 2025	June 30, 2024
	(In thousands, except per share data)
Revenues:
Service revenues	$826,370	$820,721
Product revenues	344,684	305,739
Total revenues	1,171,054	1,126,460
Operating expenses:
Cost of service revenues	528,234	516,667
Cost of product revenues	233,382	194,158
Selling, general and administrative	262,832	251,122
Independent research and development	34,193	38,563
Amortization of acquired intangible assets	65,741	66,215
Income (loss) from operations	46,672	59,735
Other income (expense):
Interest income	14,290	22,792
Interest expense	(100,357)	(105,776)
(Loss) gain on extinguishment of debt	(288)	—
Other income (expense), net	(5,164)	—
Income (loss) before income taxes	(44,847)	(23,249)
(Provision for) benefit from income taxes	(6,610)	(1,184)
Equity in income (loss) of unconsolidated affiliate, net	3,733	2,746
Net income (loss)	(47,724)	(21,687)
Less: net income (loss) attributable to noncontrolling interest, net of tax	8,710	11,225
Net income (loss) attributable to Viasat, Inc.	$(56,434)	$(32,912)
Basic net income (loss) per share attributable to Viasat, Inc. common stockholders:	$(0.43)	$(0.26)
Diluted net income (loss) per share attributable to Viasat, Inc. common stockholders:	$(0.43)	$(0.26)
Shares used in computing basic net income (loss) per share	131,578	126,580
Shares used in computing diluted net income (loss) per share	131,578	126,580
Comprehensive income (loss):
Net income (loss)	$(47,724)	$(21,687)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	25,259	(9,895)
Unrealized gain (loss) on hedging, net of tax	—	(1,088)
Other comprehensive income (loss), net of tax	25,259	(10,983)
Comprehensive income (loss)	(22,465)	(32,670)
Less: comprehensive income (loss) attributable to noncontrolling interest, net of tax	8,710	11,225
Comprehensive income (loss) attributable to Viasat, Inc.	$(31,175)	$(43,895)

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	June 30, 2025	June 30, 2024
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(47,724)	$(21,687)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	257,701	249,800
Amortization of intangible assets	83,965	81,404
Stock-based compensation expense	14,707	19,182
(Loss) gain on extinguishment of debt	288	—
Deferred income taxes and other non-cash adjustments	21,358	9,387
Loss on disposition of fixed assets	6,646	19,778
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	11,792	(26,224)
Inventories	11,170	(11,888)
Other assets	(31,074)	13,581
Accounts payable	(17,666)	(28,529)
Accrued liabilities	(31,930)	(110,114)
Other liabilities	(20,773)	(43,594)
Net cash provided by (used in) operating activities	258,460	151,096
Cash flows from investing activities:
Purchase of property, equipment and satellites, and other assets	(198,013)	(301,019)
Proceeds from insurance claims on satellites	10,000	79,500
Other investing activities	12,063	—
Net cash provided by (used in) investing activities	(175,950)	(221,519)
Cash flows from financing activities:
Payments on debt borrowings	(462,722)	(19,462)
Purchase of common stock in treasury (immediately retired) related to tax withholdings for stock-based compensation	(4,668)	(1,415)
Distributions to minority shareholders	(45,902)	—
Payments of debt issuance costs	—	(710)
Other financing activities	(527)	(866)
Net cash provided by (used in) financing activities	(513,819)	(22,453)
Effect of exchange rate changes on cash	(3,304)	3,442
Net increase (decrease) in cash and cash equivalents	(434,613)	(89,434)
Cash and cash equivalents at beginning of period	1,612,105	1,901,033
Cash and cash equivalents at end of period	$1,177,492	$1,811,599
Non-cash investing and financing activities:
Issuance of common stock in satisfaction of certain accrued employee compensation liabilities	$27,784	$28,063
Right-of-use assets obtained in exchange for operating lease liabilities	26,304	3,060
Capital expenditures not paid for during the period	16,263	—

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Viasat, Inc. Stockholders
	Common Stock
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total
	(In thousands, except share data)
For the Three Months Ended June 30, 2025
Balance at March 31, 2025	130,210,407	$13	$4,926,259	$(325,530)	$(46,911)	$90,729	$4,644,560
Stock-based compensation	—	—	16,456	—	—	—	16,456
Shares issued in settlement of certain accrued employee compensation liabilities	3,125,378	—	27,784	—	—	—	27,784
RSU and PSU awards vesting, net of shares withheld for taxes which have been retired	848,807	—	(4,668)	—	—	—	(4,668)
Distributions declared to minority shareholders	—	—	—	—	—	(59,695)	(59,695)
Net income (loss)	—	—	—	(56,434)	—	8,710	(47,724)
Other comprehensive income (loss), net of tax	—	—	—	—	25,259	—	25,259
Balance at June 30, 2025	134,184,592	$13	$4,965,831	$(381,964)	$(21,652)	$39,744	$4,601,972

For the Three Months Ended June 30, 2024
Balance at March 31, 2024	125,849,088	$13	$4,797,253	$249,432	$(21,268)	$47,074	$5,072,504
Stock-based compensation	—	—	21,171	—	—	—	21,171
Shares issued in settlement of certain accrued employee compensation liabilities	1,755,074	—	28,063	—	—	—	28,063
RSU awards vesting, net of shares withheld for taxes which have been retired	134,475	—	(1,415)	—	—	—	(1,415)
Net income (loss)	—	—	—	(32,912)	—	11,225	(21,687)
Other comprehensive income (loss), net of tax	—	—	—	—	(10,983)	—	(10,983)
Balance at June 30, 2024	127,738,637	$13	$4,845,072	$216,520	$(32,251)	$58,299	$5,087,653

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation

The accompanying condensed consolidated balance sheet at June 30, 2025, the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended June 30, 2025 and 2024, the condensed consolidated statements of cash flows for the three months ended June 30, 2025 and 2024 and the condensed consolidated statements of equity for the three months ended June 30, 2025 and 2024 have been prepared by the management of Viasat, Inc. (also referred to hereafter as the Company or Viasat), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended March 31, 2025 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 31, 2025 included in the Company’s Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

The Company’s condensed consolidated financial statements include the assets, liabilities and results of operations of Viasat, its wholly owned subsidiaries and its majority-owned subsidiary, TrellisWare Technologies, Inc. (TrellisWare).

All significant intercompany amounts have been eliminated. Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as investment in unconsolidated affiliate in other assets (long-term) in the condensed consolidated balance sheets.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Performance obligations related to developing and delivering complex equipment built to customer specifications under long-term contracts are recognized over time as these performance obligations do not create assets with an alternative use to the Company and the Company has an enforceable right to payment for performance to date. To measure the transfer of control, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. The Company generally uses the cost-to-cost measure of progress for its contracts because that best depicts the transfer of control to the customer, which occurs as the Company incurs costs on its contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Estimating the total costs at completion of a performance obligation requires management to make estimates related to items such as subcontractor performance, material costs and availability, labor costs and productivity and the costs of overhead. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recognized in the period the loss is determined.

Contract costs on U.S. Government contracts are subject to audit and review by the Defense Contract Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. Government agencies, as well as negotiations with U.S. Government representatives. As of June 30, 2025, the DCMA had approved the Company’s incurred costs through fiscal year 2022. The DCMA is currently auditing the Company’s fiscal year 2024 recurring incurred cost submission. The Company's cost accounting practices are examined for compliance with the applicable Cost Accounting Standards (CAS). Although the Company has recorded contract revenues subsequent to fiscal year 2022 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments and if future adjustments exceed the Company’s estimates its profitability would be adversely affected. The Company had $15.1 million and $14.8 million as of June 30, 2025 and March 31, 2025, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. Government cost reimbursable contracts (see Note 8 — Commitments and Contingencies for more information).

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Transaction price allocated to remaining performance obligations

The Company’s remaining performance obligations represent the transaction price of firm contracts and orders for which work has not been performed. The Company includes in its remaining performance obligations only those contracts and orders for which it has accepted purchase orders. Remaining performance obligations associated with the Company’s subscribers for fixed consumer and business broadband services in its communication services segment exclude month-to-month service contracts in accordance with a practical expedient and are estimated using a portfolio approach in which the Company reviews all relevant promotional activities and calculates the remaining performance obligation using the average service component for the portfolio and the average time remaining under the contract. The Company’s future recurring in-flight connectivity (IFC) service contracts in its communication services segment do not have minimum service purchase requirements and therefore are not included in the Company’s remaining performance obligations. As of June 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $3.5 billion, of which the Company expects to recognize approximately half over the next 12 months, with the balance recognized thereafter.

Disaggregation of revenue

The Company operates and manages its business in two reportable segments: communication services and defense and advanced technologies. Revenue is disaggregated by products and services, customer type, contract type, business line and geographic area, as the Company believes this approach best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. See Note 10 — Segment Information for disaggregation of revenue by business line and additional disaggregated revenue disclosures.

The following sets forth disaggregated reported revenue by segment and products and services for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
	Communication Services	Defense and Advanced Technologies	Total Revenues
	(In thousands)
Service revenues	$777,198	$49,172	$826,370
Product revenues	50,173	294,511	344,684
Total revenues	$827,371	$343,683	$1,171,054

	Three Months Ended June 30, 2024
	Communication Services	Defense and Advanced Technologies	Total Revenues
	(In thousands)
Service revenues	$766,611	$54,110	$820,721
Product revenues	60,176	245,563	305,739
Total revenues	$826,787	$299,673	$1,126,460

Revenues from the U.S. Government as an individual customer comprised approximately 15% and 16% of total revenues for the three months ended June 30, 2025 and 2024, respectively. Revenues from the U.S. Government were attributable to each of the communication services segment and defense and advanced technologies segment, with higher revenues from the U.S. Government reported within the Company's communication services segment for both the three months ended June 30, 2025 and 2024.

Almost all of the Company's revenues are derived from fixed-price contracts (which require the Company to provide products and services under a contract at a specified price), which are reported in both of the Company's segments. The remainder of the Company's revenues is primarily from cost-reimbursement contracts (under which the Company is reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit), which are mainly reported within the Company's defense and advanced technologies segment.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Historically, a portion of the Company’s revenues has been derived from customer contracts that include the development of products. The development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for the Company’s funded development from its customer contracts were approximately 11% and 12% of its total revenues for the three months ended June 30, 2025 and 2024, respectively, mainly reported within the Company's defense and advanced technologies segment.

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

The following table presents contract assets and liabilities as of June 30, 2025 and March 31, 2025:

	As of June 30, 2025	As of March 31, 2025
	(In thousands)
Unbilled accounts receivable	$180,411	$180,871
Collections in excess of revenues and deferred revenues	298,876	294,034
Deferred revenues, long-term portion	779,444	786,710

Unbilled accounts receivable decreased by an insignificant amount during the three months ended June 30, 2025, driven by an increase in billings, primarily in the Company's defense and advanced technologies segment revenues.

Collections in excess of revenues and deferred revenues increased by $4.8 million during the three months ended June 30, 2025, driven by advances on goods or services received in excess of revenue recognized.

During the three months ended June 30, 2025, the Company recognized revenue of $106.1 million that was previously included in the Company’s collections in excess of revenues and deferred revenues at March 31, 2025. During the three months ended June 30, 2024, the Company recognized revenue of $106.3 million that was previously included in the Company’s collections in excess of revenues and deferred revenues at March 31, 2024.

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

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (ASC 835-20). With respect to the construction of satellites, gateway and networking equipment and other assets under construction, the Company capitalized $55.2 million and $56.6 million of interest expense during the three months ended June 30, 2025 and 2024, respectively.

The Company's complementary fleet of 23 in service or operational satellites spans the Ka-, L- and S- bands, with 13 Ka-band satellites, eight high-availability L-band satellites (three of which are contingency L-band satellites that are operational but not currently in commercial service), an S-band satellite that supports the European Aviation Network to provide IFC services to commercial airlines in Europe, and an Inmarsat-6 class hybrid Ka-/L-band satellite (the I-6 F1 satellite). In late July 2024, the ViaSat-3 F1 satellite completed in-orbit testing and was integrated into the Company's existing satellite fleet covering the Americas. In May 2025, two Ka-band highly-elliptical earth orbit satellite payloads (GX10A and GX10B) were put in service to provide polar coverage for government customers, with commercial maritime and aviation services anticipated to follow during fiscal year 2026. Furthermore, the Company has eight additional geostationary earth orbit (GEO) satellites under development: two additional high-capacity Ka-band GEO satellites (ViaSat-3 F2 and ViaSat-3 F3), three additional adaptive Ka-band GEO satellites (GX7, GX8 and GX9) and three Inmarsat-8 L-band GEO safety service satellites. In addition to the Company's satellite fleet, the Company has purchased capacity on and has access to additional regional partner satellites. In addition, the Company owns related earth stations and networking equipment for all of its satellites. The Company procures CPE units leased to customers in order to connect to the Company's satellite network as part of the Company’s communication services segment, which are reflected in investing activities and property, equipment and satellites, net in the accompanying condensed consolidated financial statements. The Company depreciates the satellites, earth stations and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites, net, as of June 30, 2025 were $525.0 million and $335.6 million, respectively. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites, net, as of March 31, 2025 were $526.0 million and $328.0 million, respectively.

As a result of the anomalies that occurred with respect to the ViaSat-3 F1 and I-6 F2 satellites in fiscal year 2024, the Company recorded a reduction to the carrying value of the satellites of approximately $1.67 billion in fiscal year 2024, which was partially offset by total insurance claim receivables of approximately $770.0 million, and for which the final payment was received in the first quarter of fiscal year 2026.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Occasionally, the Company may enter into finance lease arrangements for various machinery, equipment, computer-related equipment, software, furniture, fixtures, or satellites. The Company records amortization of assets leased under finance lease arrangements (upon lease commencement) within depreciation expense. The Company’s finance leases consist primarily of satellite lifetime Ka-band capacity leases and have remaining terms from less than one year to 14 years. The Company reports assets obtained under finance leases in property, equipment and satellites, net and the current and non-current portions of its finance lease liabilities in current portion of long-term debt and other long-term debt, respectively, in the condensed consolidated balance sheets (see Note 1 — Basis of Presentation – Leases for more information).

Cloud computing arrangements

The Company enters into certain cloud-based software hosting arrangements that are accounted for as service contracts. Costs incurred for these arrangements are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and postimplementation activities. The Company amortizes the capitalized implementation costs straight-line over the fixed, non-cancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. The capitalized costs are included in other current assets within the prepaid expenses and other current assets caption, and other assets (long-term) on the Company's condensed consolidated balance sheets.

The Company has entered into several cloud computing arrangements that are hosted services contracts mainly as part of projects related to the continuous transformation of technology, integration and implementation of an ERP system. As of June 30, 2025 and March 31, 2025, gross capitalized implementation costs incurred in cloud computing arrangements was $98.9 million and $88.7 million, respectively. As of June 30, 2025 and March 31, 2025, the related accumulated amortization was $21.0 million and $18.4 million, respectively. The Company recognized amortization of capitalized implementation costs of $2.6 million and $1.5 million for the three months ended June 30, 2025 and 2024, respectively.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

The Company’s operating leases consist primarily of leases for office space, data centers and satellite ground facilities and have remaining terms that typically range from less than one year to 16 years, some of which include renewal options, and some of which include options to terminate the leases within one year. Certain earth station leases have renewal terms that have been deemed to be reasonably certain to be exercised and as such have been recognized as part of the Company’s right-of-use assets and lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company recognizes right-of-use assets and lease liabilities for such leases in accordance with ASC 842. The Company reports operating lease right-of-use assets in operating lease right-of-use assets and the current and non-current portions of its operating lease liabilities in accrued and other liabilities and non-current operating lease liabilities, respectively, in the condensed consolidated balance sheets.

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

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs related to patents, orbital slots and other licenses of $139.6 million and $129.4 million were included in other assets as of June 30, 2025 and March 31, 2025, respectively. Accumulated amortization related to these assets was $13.4 million and $10.2 million as of June 30, 2025 and March 31, 2025, respectively. Amortization expense related to these assets was $3.2 million and an insignificant amount for the three months ended June 30, 2025 and 2024, respectively. If a patent, orbital slot or other license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During the three months ended June 30, 2025 and 2024, the Company did not write off any significant costs due to abandonment or impairment.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense using the effective interest rate method, or, when the results are not materially different, on a straight-line basis over the expected term of the related debt. The Company capitalized zero debt issuance costs during each of the three months ended June 30, 2025 and 2024. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in (loss) gain on extinguishment of debt in the condensed consolidated statements of operations and comprehensive income (loss). If the terms of a financing obligation are amended and accounted for as a debt modification by the Company, fees incurred directly with the lending institution are capitalized and amortized over the remaining contractual term using the effective interest method. Fees incurred with other parties are expensed as incurred. Debt issuance costs related to the Company’s revolving credit facilities (collectively, the Revolving Credit Facilities) are recorded in other long-term assets in the condensed consolidated balance sheets in accordance with the authoritative guidance for imputation of interest (ASC 835-30). Debt issuance costs related to the Company’s senior secured and senior unsecured notes (collectively, the Notes) and senior secured term loan credit facilities (together with the Revolving Credit Facilities, the Credit Facilities) are recorded as a direct deduction from the carrying amount of the related debt, consistent with debt discounts, in accordance with ASC 835-30.

Software development

Costs of developing software for sale are charged to independent research and development (IR&D) expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. As of June 30, 2025 and March 31, 2025, the Company had $793.8 million and $780.3 million, respectively, of capitalized costs related to software developed for resale. Accumulated amortization related to these assets was $529.0 million and $515.8 million as of June 30, 2025 and March 31, 2025, respectively. The Company capitalized $23.5 million and $18.8 million of costs related to software developed for resale for the three months ended June 30, 2025 and 2024, respectively. Amortization expense for capitalized software development costs was $14.9 million and $14.3 million for the three months ended June 30, 2025 and 2024, respectively.

Self-insurance and post-retirement medical benefit liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company recorded self-insurance liability for its plans of $5.5 million and $5.9 million as of June 30, 2025 and March 31, 2025, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued and other liabilities in the condensed consolidated balance sheets in accordance with the estimated timing of the projected payments.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At June 30, 2025 and March 31, 2025, no such amounts were accrued related to the aforementioned provisions.

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

In June 2025, TrellisWare declared a cash dividend for a total of $155.7 million. The Company's share of this dividend was $96.0 million. The remaining $59.7 million was recorded as a reduction to noncontrolling interest in subsidiary in the condensed consolidated balance sheet as of June 30, 2025. Of the portion attributable to noncontrolling interest, $45.9 million was paid to minority shareholders during the first quarter of fiscal year 2026 and $13.8 million was included in accrued and other liabilities in the condensed consolidated balance sheet as of June 30, 2025.

Common stock held in treasury

As of June 30, 2025 and March 31, 2025, the Company had zero shares of common stock held in treasury.

During the three months ended June 30, 2025 and 2024, the Company issued 1,351,971 and 220,113 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit (RSU) and performance-based RSU (PSU) agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these RSU and PSU agreements, during the three months ended June 30, 2025 and 2024, the Company repurchased 503,164 and 85,638 shares of common stock, respectively, at cost and with a total value of $4.7 million and $1.4 million, respectively. Although shares withheld for employee withholding taxes are technically not issued, they are treated as common stock repurchases for accounting purposes (with such shares deemed to be repurchased and then immediately retired), as they reduce the number of shares that otherwise would have been issued upon vesting of the RSUs and PSUs. These retired shares remain as authorized stock and are considered to be unissued. The retirement of treasury stock had no impact on the Company’s total consolidated stockholders’ equity.

Derivatives

As a result of the Inmarsat Acquisition, the Company assumed interest rate cap contracts to hedge the variable interest rate under Inmarsat's senior secured term loan facilities. The interest rate cap contracts provided protection from Compound SOFR rates over 2%, covered the total nominal amount of Inmarsat's senior secured term loan facilities of $1.6 billion, and matured in February 2025. At the time of the acquisition, the Company continued to account for the interest rate cap contracts as cash-flow hedges. Upon amendment of Inmarsat's senior secured term loan facilities in March 2024 (see Note 6 — Senior Notes and Other Long-Term Debt for more information), the portion of the interest rate cap contracts related to Inmarsat's $1.3 billion senior secured term loan facility (the 2024 Inmarsat Term Loan Facility) continued to be accounted for as cash-flow hedges, as the interest rate cap contracts remained in place with their original maturity date.

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

Gains and losses arising from changes in the fair value of derivative instruments which are designated as cash-flow hedging instruments are recorded in accumulated other comprehensive income (loss) as unrealized gains (losses) on derivative instruments until the underlying transaction affects the Company’s earnings, at which time they are then recorded in the same income statement line as the underlying transaction. The Company may designate a derivative with periodic cash settlements and a non-zero fair value at hedge inception as the hedging instrument in a qualifying cash flow hedging relationship. The non-zero fair value of cash flow hedges on the designation date is recognized into income under a systematic and rational method over the life of the hedging instrument and in the same line item in the condensed consolidated statements of operations and comprehensive income (loss) as the earnings of the hedge item, with the offset recorded to other comprehensive income (loss).

During the three months ended June 30, 2024, the Company recognized a gain of $3.2 million (and related tax expense of an insignificant amount) in other comprehensive income arising from changes in the fair value of the interest rate cap contracts (designated as cash-flow hedging instruments) related to Inmarsat's senior secured term loan facilities. During the three months ended June 30, 2024, the Company recorded a decrease of $4.6 million (and related tax benefit of $1.2 million) to other comprehensive income and interest expense, net of the recognition into income of the non-zero hedge inception fair value (based on the nature of the underlying transaction). During the three months ended June 30, 2024, the Company received $14.1 million as a result of periodic cash settlements, which was included in operating cash flows in the condensed consolidated statements of cash flows.

Stock-based compensation

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award. Expense for RSUs and stock options is recognized on a straight-line basis over the employee’s requisite service period. Expense for PSUs with a market condition (such as a stock price milestone) (market condition PSUs) that vest is recognized regardless of the actual outcome achieved and is recognized on a graded-vesting basis. Expense for PSUs with a performance condition (such as an operational milestone) (performance condition PSUs) that vest is recorded each period based on a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period and is recognized on a graded-vesting basis. The Company accounts for forfeitures as they occur. The Company recognized $14.7 million and $19.2 million of stock-based compensation expense for the three months ended June 30, 2025 and 2024, respectively. The Company recognizes excess tax benefits or deficiencies on vesting or settlement of awards as discrete items within income tax benefit or provision within net income (loss) and the related cash flows are classified within operating activities.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires public entities to enhance disclosures about their reportable segments' significant expenses on an interim and annual basis. The Company adopted the new guidance for annual disclosures in fiscal year 2025 and for interim disclosures in the first quarter of fiscal year 2026 on a retrospective basis. See Note 10 — Segment Information for additional information.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 enhances annual income tax disclosures by requiring disclosure of specific categories in the income tax rate reconciliation table and disaggregation of income taxes paid. The new standard will become effective for the Company's annual disclosures beginning in fiscal year 2026. Early adoption is permitted and the new standard should be applied prospectively, however retrospective application is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements – Amendments to Remove References to the Concepts Statements. This update contains amendments to the Codification that remove references to various Concepts Statements. The amendments in this update are not intended to result in significant accounting changes for most entities. The Company adopted the new guidance on a prospective basis in the first quarter of fiscal year 2026 and the guidance did not have an impact on its consolidated financial statements and disclosures.

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

In May 2025, the FASB issued ASU 2025-04, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. The purpose of this ASU is to reduce diversity in practice and improve the decision usefulness and operability of the guidance for share-based consideration payable to a customer in conjunction with selling goods or services. The new standard will become effective for the Company's interim and annual disclosures beginning in fiscal year 2028. Early adoption is permitted and the new guidance can be applied either on a modified retrospective or a retrospective basis. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2 — Composition of Certain Balance Sheet Captions

	As of June 30, 2025	As of March 31, 2025
	(In thousands)
Accounts receivable, net:
Billed	$527,033	$539,522
Unbilled	180,411	180,871
Allowance for doubtful accounts	(21,259)	(20,841)
	$686,185	$699,552
Inventories:
Raw materials	$95,978	$96,893
Work in process	21,997	19,761
Finished goods	166,241	177,289
	$284,216	$293,943
Prepaid expenses and other current assets:
Prepaid expenses	$174,435	$176,694
Other	133,477	105,649
	$307,912	$282,343
Property, equipment and satellites, net:
Equipment and software (estimated useful life of 3-7 years)	$3,941,901	$3,837,083
CPE leased equipment (estimated useful life of 4-7 years)	524,974	525,972
Furniture and fixtures (estimated useful life of 7 years)	58,112	58,153
Leasehold improvements (estimated useful life of 2-20 years)	315,333	313,249
Buildings (estimated useful life of 12-38 years)	15,388	15,388
Land	19,661	19,661
Construction in progress	732,318	722,194
Satellites (estimated useful life of 7-17 years)	3,412,660	3,405,067
Satellite Ka-band capacity obtained under finance leases (estimated useful life of 7-15 years)	338,201	338,201
Satellites under construction	2,269,050	2,205,305
	11,627,598	11,440,273
Less: accumulated depreciation and amortization	(4,288,128)	(4,034,609)
	$7,339,470	$7,405,664
Acquired intangible assets, net:
Contracts and customer relationships (weighted average useful life of 11 years)	$1,433,043	$1,432,562
Orbital slots and spectrum assets (weighted average useful life of 12 years)	1,088,600	1,088,600
Technology (weighted average useful life of 7 years)	224,571	247,921
Trade names (weighted average useful life of 8 years)	114,587	116,949
Other (weighted average useful life of 9 years)	18,614	18,017
	2,879,415	2,904,049
Less: accumulated amortization	(687,641)	(633,272)
	$2,191,774	$2,270,777
Other assets:
Deferred income taxes	$148,766	$160,452
Capitalized software costs, net	264,813	264,492
Patents, orbital slots and other licenses, net	126,206	119,193
Other	313,272	301,641
	$853,057	$845,778
Accrued and other liabilities:
Collections in excess of revenues and deferred revenues	$298,876	$294,034
Accrued employee compensation	88,257	185,556
Accrued vacation	48,323	46,651
Operating lease liabilities	67,297	65,310
Interest payable	79,045	52,183
Other	285,518	264,795
	$867,316	$908,529
Other liabilities:
Deferred revenues, long-term portion	$779,444	$786,710
Deferred income taxes	1,068,545	1,069,717
Other	318,459	324,726
	$2,166,448	$2,181,153

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

The following tables present the Company's hierarchy for its assets measured at fair value on a recurring basis as of June 30, 2025 and March 31, 2025. The Company had no liabilities measured at fair value on a recurring basis as of both June 30, 2025 and March 31, 2025.

	Fair Value as of June 30, 2025	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$452,512	$452,512	$—	$—
Total assets measured at fair value on a recurring basis	$452,512	$452,512	$—	$—

	Fair Value as of March 31, 2025	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$572,256	$572,256	$—	$—
Total assets measured at fair value on a recurring basis	$572,256	$572,256	$—	$—

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Cash equivalents — The Company’s cash equivalents consist of money market funds, with a significant portion held in U.S. government-backed securities and treasuries.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Long-term debt — As of June 30, 2025, the Company’s long-term debt (including current portion) was comprised of (1) $600.0 million in aggregate principal amount of Viasat's 5.625% Senior Secured Notes due 2027 (the 2027 Notes), $400.0 million in aggregate principal amount of Viasat's 6.500% Senior Notes due 2028 (the 2028 Notes), $1.975 billion in aggregate principal amount of Inmarsat's 9.000% Senior Secured Notes due 2029 (the Inmarsat 2029 Notes), and $733.4 million in aggregate principal amount of Viasat’s 7.500% Senior Notes due 2031 (the 2031 Notes), (2) borrowings under Viasat’s $700.0 million senior secured term loan facility (the 2022 Term Loan Facility), borrowings under Viasat’s $616.7 million senior secured term loan facility (the 2023 Term Loan Facility), borrowings under the 2024 Inmarsat Term Loan Facility, borrowings under Inmarsat’s original senior secured term loan facility (the Original Inmarsat Term Loan Facility and, together with the 2024 Inmarsat Term Loan Facility, the Inmarsat Term Loan Facilities) and borrowings under Viasat’s direct loan facility with the Export-Import Bank of the United States (the Ex-Im Credit Facility), and (3) finance lease obligations reported at the present value of future minimum lease payments with current accrued interest. Long-term debt related to the Revolving Credit Facilities is reported at the outstanding principal amount of borrowings, while long-term debt related to the Company's other Credit Facilities and the Notes is reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s long-term debt related to the Company's variable rate Credit Facilities approximates its carrying amount due to its variable interest rate, which approximates a market interest rate. As of June 30, 2025 and March 31, 2025, the fair value of the Company’s long-term debt related to the Ex-Im Credit Facility was Level 2 and was approximately $9.7 million and $19.2 million, respectively. As of June 30, 2025 and March 31, 2025, the estimated fair value of the Company’s outstanding long-term debt related to each series of Notes was Level 2 and was $597.5 million and $575.0 million, respectively, for the 2027 Notes, $378.0 million and $350.0 million, respectively, for the 2028 Notes, $1.99 billion and $1.82 billion, respectively, for the Inmarsat 2029 Notes, and $635.4 million and $552.8 million, respectively, for the 2031 Notes. As of March 31, 2025, the estimated fair value of Viasat's 5.625% Senior Notes due 2025 (the 2025 Notes) was Level 2 and was $438.6 million. The 2025 Notes were redeemed in full during the first quarter of fiscal year 2026.

Satellite performance incentive obligations — The Company’s contracts with satellite manufacturers require the Company to make monthly in-orbit satellite performance incentive payments with respect to certain satellites in commercial service, including interest, through fiscal year 2028, subject to the continued satisfactory performance of the applicable satellites. The Company records the net present value of these expected future payments as a liability and as a component of the cost of the satellites. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentive obligations on a recurring basis. The fair value of the Company’s outstanding satellite performance incentive obligations is estimated to approximate their carrying value based on current rates (Level 2). As of June 30, 2025 and March 31, 2025, the Company’s estimated satellite performance incentive obligations relating to certain satellites in commercial service, including accrued interest, were $10.4 million and $11.4 million, respectively.

Note 4 — Shares Used In Computing Diluted Net Income (Loss) Per Share

The weighted average number of shares used to calculate basic and diluted net loss per share attributable to Viasat, Inc. common stockholders was the same for the three months ended June 30, 2025 and 2024, as the Company incurred a net loss attributable to Viasat, Inc. common stockholders for such periods and inclusion of potentially dilutive weighted average shares of common stock would be antidilutive.

Potentially dilutive weighted average shares excluded from the calculation for the three months ended June 30, 2025 and 2024 consisted of 189,202 shares and 221,949 shares, respectively, related to stock options (other than market-based performance stock options), 45,736 and zero shares, respectively, related to market-based performance stock options and market condition PSUs, 4,958,370 shares and 3,705,569 shares, respectively, related to RSUs (other than PSUs), 281,178 shares and 72,660 shares, respectively, related to performance condition PSUs, and 2,429,150 shares and 1,666,593 shares, respectively, related to certain terms of the Viasat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan.

Note 5 — Goodwill and Acquired Intangible Assets

During the three months ended June 30, 2025 and 2024, the insignificant increase in the Company’s goodwill was primarily related to foreign currency translation effect recorded within both of the Company's segments.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Acquired intangible assets are amortized using the straight-line method over their estimated useful lives of two to 12 years (which approximates the economic pattern of benefit). Amortization expense related to acquired intangible assets was $65.7 million and $66.2 million for the three months ended June 30, 2025 and 2024, respectively.

Goodwill by segments as of June 30, 2025 and March 31, 2025 was as follows:

	As of June 30, 2025	As of March 31, 2025
	(In thousands)
Communication services	$1,585,529	$1,582,083
Defense and advanced technologies	40,692	40,049
Total	$1,626,221	$1,622,132

Note 6 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of June 30, 2025 and March 31, 2025:

	As of June 30, 2025	As of March 31, 2025
	(In thousands)
2022 Term Loan Facility	$679,000	$680,750
2023 Term Loan Facility	605,908	607,450
Original Inmarsat Term Loan Facility	300,000	300,000
2024 Inmarsat Term Loan Facility	1,283,750	1,287,000
Ex-Im Credit Facility	9,826	19,652
Inmarsat Revolving Credit Facility	—	—
Viasat Revolving Credit Facility	—	—
2025 Notes (1)	—	442,550
2027 Notes	600,000	600,000
2028 Notes	400,000	400,000
Inmarsat 2029 Notes	1,975,000	1,975,000
2031 Notes	733,400	733,400
Finance lease obligations (see Note 1)	154,645	158,473
Total debt	6,741,529	7,204,275
Unamortized discount, debt issuance costs and fair value adjustments made in purchase accounting	(156,753)	(168,166)
Less: current portion of long-term debt	52,161	503,825
Total long-term debt	$6,532,615	$6,532,284

(1)
On May 2, 2025, the 2025 Notes were redeemed in full.

2022 Term Loan Facility

In March 2022, the Company entered into the $700.0 million 2022 Term Loan Facility, which was fully drawn at closing and matures on March 4, 2029. At June 30, 2025, the Company had $679.0 million in principal amount of outstanding borrowings under the 2022 Term Loan Facility.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Borrowings under the 2022 Term Loan Facility are required to be repaid in quarterly installments of $1.75 million each, which commenced on September 30, 2022, followed by a final installment of $654.5 million at maturity. Borrowings under the 2022 Term Loan Facility bear interest, at the Company’s option, at either (1) a base rate equal to the greater of the administrative agent’s prime rate as announced from time to time, the federal funds effective rate plus 0.50%, and the forward-looking term SOFR rate administered by CME for a one-month interest period plus 1.00%, subject to a floor of 1.50% for the initial term loans, plus an applicable margin of 3.50%, or (2) the forward-looking term SOFR rate administered by CME for the applicable interest period, subject to a floor of 0.50% for the initial term loans, plus an applicable margin of 4.50%. As of June 30, 2025, the effective interest rate on the Company’s outstanding borrowings under the 2022 Term Loan Facility was 9.48%. The 2022 Term Loan Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the 2022 Term Loan Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of June 30, 2025, none of the Company’s subsidiaries guaranteed the 2022 Term Loan Facility.

The 2022 Term Loan Facility contains covenants that restrict, among other things, the ability of Company and its restricted subsidiaries to incur additional debt, grant liens, sell assets, make investments, pay dividends and make certain other restricted payments. The Company was in compliance with its covenants under the 2022 Term Loan Facility as of June 30, 2025.

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

2023 Term Loan Facility

In connection with the closing of the Inmarsat Acquisition in May 2023, the Company entered into the $616.7 million 2023 Term Loan Facility, which was fully drawn at closing and matures on May 30, 2030. At June 30, 2025, the Company had $605.9 million in principal amount of outstanding borrowings under the 2023 Term Loan Facility.

Borrowings under the 2023 Term Loan Facility are required to be repaid in quarterly installments of $1.5 million each, which commenced on December 31, 2023, followed by a final installment of $576.6 million at maturity. Borrowings under the 2023 Term Loan Facility bear interest, at the Company's option, at either (1) a base rate equal to the greater of the administrative agent’s prime rate as announced from time to time, the federal funds effective rate plus 0.50%, and the forward-looking term SOFR rate administered by CME for a one-month interest period plus 1.00%, subject to a floor of 1.50% for the initial term loans, plus an applicable margin of 3.50%, or (2) the forward-looking term SOFR rate administered by CME for the applicable interest period, subject to a floor of 0.50% for the initial term loans, plus an applicable margin of 4.50%, plus a credit spread adjustment ranging from 0.11% to 0.43%. As of June 30, 2025, the effective interest rate on the Company’s outstanding borrowings under the 2023 Term Loan Facility was 9.91%. The 2023 Term Loan Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the 2023 Term Loan Facility) and secured by substantially all of the Company’s assets and any such subsidiaries' assets. As of June 30, 2025, none of the Company’s subsidiaries guaranteed the 2023 Term Loan Facility.

The 2023 Term Loan Facility contains covenants that restrict, among other things, the ability of Company and its restricted subsidiaries to incur additional debt, grant liens, sell assets, make investments, pay dividends and make certain other restricted payments. The Company was in compliance with its covenants under the 2023 Term Loan Facility as of June 30, 2025.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Inmarsat Secured Credit Facilities

In March 2024, Inmarsat amended its then-existing senior secured credit facilities to (among other matters): (1) establish the $1.3 billion 2024 Inmarsat Term Loan Facility, the proceeds of which, together with cash on hand, were used to repay approximately $1.38 billion of the outstanding borrowings under the Original Inmarsat Term Loan Facility, resulting in $300.0 million in principal amount of borrowings remaining outstanding under the Original Inmarsat Term Loan Facility at the closing of the amendment, and (2) replace the prior $700.0 million revolving credit facility with a new $550.0 million revolving line of credit (including up to $100.0 million of letters of credit) (the Inmarsat Revolving Credit Facility and, together with the 2024 Inmarsat Term Loan Facility and the Original Inmarsat Term Loan Facility, the Inmarsat Secured Credit Facilities). The maturity date for the Original Inmarsat Term Loan Facility is December 12, 2026, and for the 2024 Inmarsat Term Loan Facility is September 28, 2029. The Inmarsat Revolving Credit Facility matures on the earlier of March 28, 2027 and (if more than $100.0 million of borrowings are outstanding under the Original Inmarsat Term Loan Facility) the date that is 91 days prior to the maturity of the Original Inmarsat Term Loan Facility. As of June 30, 2025, Inmarsat had $1.3 billion in principal amount of outstanding borrowings under the 2024 Inmarsat Term Loan Facility and $300.0 million in principal amount of outstanding borrowings under the Original Inmarsat Term Loan Facility. As of June 30, 2025, the Inmarsat Revolving Credit Facility was undrawn and there were no amounts outstanding under standby letters of credit, leaving borrowing availability under the Inmarsat Revolving Credit Facility of $550.0 million.

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

Borrowings under the Inmarsat Secured Credit Facilities: (1) in the case of borrowings denominated in U.S. Dollars, bear interest, at Inmarsat's option, at either (i) the highest of (x) for the Original Inmarsat Term Loan Facility, the greater of the federal funds rate or the overnight banking fund rate for such day plus 0.50% and for the 2024 Inmarsat Term Loan Facility, the federal funds rate plus 0.50%, (y) the forward-looking one-month term SOFR rate plus 1.00% or (z) the administrative agent's prime rate as announced from time to time, or (ii) the forward-looking term SOFR rate for the applicable interest period (subject to, in the case of the 2024 Inmarsat Term Loan Facility, a floor of 0.50% per annum, in the case of the Inmarsat Revolving Credit Facility, a floor of 0.00% per annum and, in the case of the Original Inmarsat Term Loan Facility, a floor of 1.00% per annum), and (2) in the case of borrowings denominated in available currencies other than U.S. Dollars, bear interest based upon the applicable benchmark for such currencies (as described in the Inmarsat Secured Credit Facilities) plus, in all cases, an applicable margin. The applicable margin for the Original Inmarsat Term Loan Facility is 2.50% per annum for base rate loans and 3.50% per annum for SOFR loans. The applicable margin for the 2024 Inmarsat Term Loan Facility is 3.50% per annum for base rate loans and 4.50% per annum for SOFR loans. The applicable margin for borrowings under the Inmarsat Revolving Credit Facility is based on Inmarsat’s total net leverage ratio and ranges between 1.50% and 2.25% per annum for base rate loans and 2.50% and 3.25% per annum for SOFR loans. As of June 30, 2025, the effective interest rate on the Company's outstanding borrowings under the Inmarsat Term Loan Facilities was approximately 10.16%. The Inmarsat Secured Credit Facilities are required to be guaranteed by certain material Inmarsat subsidiaries and secured by substantially all of the assets of the Inmarsat borrowers and subsidiary guarantors.

The Inmarsat Secured Credit Facilities contain covenants that restrict, among other things, Inmarsat’s ability to incur additional debt, grant liens, sell assets, make investments and acquisitions, pay dividends and make certain other restricted payments. In addition, covenants regarding Inmarsat’s total net leverage ratio and interest coverage ratio apply to the Inmarsat Revolving Credit Facility. The borrowers under the Inmarsat Secured Credit Facilities were in compliance with the covenants under the Inmarsat Secured Credit Facilities as of June 30, 2025.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Ex-Im Credit Facility

The Ex-Im Credit Facility originally provided a $362.4 million senior secured direct loan facility, which was fully drawn. Of the $362.4 million in principal amount of borrowings made under the Ex-Im Credit Facility, $321.2 million was used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remaining $41.2 million used to finance the total exposure fees incurred under the Ex-Im Credit Facility (which included all previously accrued completion exposure fees). As of June 30, 2025, the Company had $9.8 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility.

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

The Ex-Im Credit Facility contains covenants regarding Viasat’s maximum total leverage ratio and minimum interest coverage ratio. In addition, the Ex-Im Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company was in compliance with its covenants under the Ex-Im Credit Facility as of June 30, 2025.

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

Viasat Revolving Credit Facility

As of June 30, 2025, Viasat's revolving credit facility (the Viasat Revolving Credit Facility) provided a $647.5 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of the earliest of (A) August 24, 2028 and (B) the springing maturity date (as defined in the Viasat Revolving Credit Agreement, which is effectively 91 days prior to the maturity date of certain material debt for borrowed money of Viasat and its subsidiaries to the extent certain conditions have not been satisfied as of such date). At June 30, 2025, the Viasat Revolving Credit Facility was undrawn and there was $51.9 million outstanding under standby letters of credit, leaving borrowing availability under the Viasat Revolving Credit Facility of $595.6 million.

Borrowings under the Viasat Revolving Credit Facility bear interest, at the Company’s option, at either (1) the highest of the federal funds rate plus 0.50%, forward-looking term SOFR (as defined in the definitive credit agreement governing the Viasat Revolving Credit Facility) for an interest period of one month plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) forward-looking term SOFR (not to be less than 0.00% per annum), plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. The Company has capitalized certain amounts of interest expense on the Viasat Revolving Credit Facility in connection with the construction of various assets during the construction period. The Viasat Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Viasat Revolving Credit Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of June 30, 2025, none of the Company’s subsidiaries guaranteed the Viasat Revolving Credit Facility.

The Viasat Revolving Credit Facility contains covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Viasat Revolving Credit Facility contains covenants that restrict, among other things, the Company’s ability to incur additional debt, grant liens, sell assets, make investments and acquisitions, make capital expenditures, pay dividends and make certain other restricted payments. The Company was in compliance with its covenants under the Viasat Revolving Credit Facility as of June 30, 2025.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Senior Notes

Senior Notes due 2025; Discharge of Indenture and Gain (Loss) on Extinguishment of Debt

In September 2017, the Company issued $700.0 million in principal amount of 2025 Notes in a private placement to institutional buyers. During the second quarter of fiscal year 2025, the Company repurchased $257.5 million in aggregate principal amount of 2025 Notes in open market transactions. On May 2, 2025, the Company redeemed all of the remaining $442.6 million in principal amount of 2025 Notes at a redemption price of 100% of the principal amount so redeemed plus accrued and unpaid interest thereon to the redemption date, and the indenture governing the 2025 Notes was satisfied and discharged in accordance with its terms. As a result of the redemption of the 2025 Notes, during the three months ended June 30, 2025, the Company recorded a loss of an insignificant amount in loss (gain) on extinguishment of debt in the condensed consolidated statement of operations and comprehensive income (loss). The 2025 Notes bore interest at the rate of 5.625% per year, payable semi-annually in cash in arrears, and were recorded as current portion of long-term debt, net of debt issuance costs, as of March 31, 2025 in the Company’s condensed consolidated financial statements.

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

The 2027 Notes are required to be guaranteed on a senior secured basis by each of the Company’s existing and future subsidiaries that guarantees the Viasat Revolving Credit Facility. As of June 30, 2025, none of the Company’s subsidiaries guaranteed the 2027 Notes. The 2027 Notes are secured, equally and ratably with the 2022 Term Loan Facility, the 2023 Term Loan Facility, the Viasat Revolving Credit Facility and any future parity lien debt, by liens on substantially all of the Company’s and such subsidiaries' assets.

The 2027 Notes are the Company’s general senior secured obligations and rank equally in right of payment with all of its existing and future unsubordinated debt. The 2027 Notes are effectively senior to all of the Company’s existing and future unsecured debt (including the 2028 Notes and the 2031 Notes) as well as to all of any permitted junior lien debt that may be incurred in the future, in each case to the extent of the value of the assets securing the 2027 Notes. The 2027 Notes are effectively subordinated to any obligations that are secured by liens on assets that do not constitute a part of the collateral securing the 2027 Notes (such as the Inmarsat 2026 Notes), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2027 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

The 2028 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Viasat Revolving Credit Facility. As of June 30, 2025, none of the Company’s subsidiaries guaranteed the 2028 Notes. The 2028 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2028 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2028 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

Senior Notes due 2031

In September 2023, the Company issued $733.4 million in principal amount of 2031 Notes in a private placement to institutional buyers to replace the $733.4 million unsecured bridge loan facility that was entered into in connection with the closing of the Inmarsat Acquisition in May 2023. The 2031 Notes were issued at face value and are recorded as long-term debt, net of debt issuance costs, in the Company’s condensed consolidated financial statements. The 2031 Notes bear interest at the rate of 7.500% per year, payable semi-annually in cash in arrears, which interest payments commenced in May 2024. Debt issuance costs associated with the issuance of the 2031 Notes are amortized to interest expense on a straight-line basis over the term of the 2031 Notes, the results of which are not materially different from the effective interest rate basis.

The 2031 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Viasat Revolving Credit Facility. As of June 30, 2025, none of the Company’s subsidiaries guaranteed the 2031 Notes. The 2031 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2031 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2031 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

Note 7 — Related-Party Transactions

In the normal course of business, the Company engages in transactions with its equity method investments (Navarino UK and JSAT Mobile), which are considered related-party transactions. The Company recognized revenue from Navarino UK and JSAT Mobile for the three months ended June 30, 2025 and 2024 of $16.9 million and $16.8 million, respectively. The Company received cash of $15.3 million and $19.3 million from Navarino UK and JSAT Mobile for the three months ended June 30, 2025 and 2024, respectively. Accounts receivable from Navarino UK and JSAT Mobile as of June 30, 2025 and March 31, 2025 was $10.1 million and $8.5 million, respectively.

Note 8 — Commitments and Contingencies

From time to time, the Company enters into satellite construction agreements as well as various other satellite-related purchase commitments, including with respect to the provision of launch services, operation of its satellites and satellite insurance. See Note 14 — Commitments to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2025 for information regarding the Company’s future minimum payments under its satellite construction contracts and other satellite-related purchase commitments.

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

The Company has contracts with various U.S. Government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. Government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. Government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. Government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. As of June 30, 2025, the DCMA had approved the Company’s incurred costs through fiscal year 2022. The DCAA is currently auditing the Company's fiscal year 2024 recurring incurred cost submission. The Company's cost accounting practices are examined for compliance with the applicable CAS. Although the Company has recorded contract revenues subsequent to fiscal year 2022 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of June 30, 2025 and March 31, 2025, the Company had $15.1 million and $14.8 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. Government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on the status of the related contracts.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

In June 2025, Inmarsat agreed to a binding term sheet with Ligado Networks (Ligado) and AST & Science, LLC to settle Inmarsat's opposition to Ligado’s planned restructuring. Under the conditions set forth in the term sheet, the Company anticipates receiving $568 million from Ligado in fiscal year 2026, consisting of (i) a $420 million lump sum payment on October 31, 2025, (ii) a $100 million lump sum payment on March 31, 2026 and (iii) a resumption of quarterly payments of approximately $16 million starting on September 30, 2025 with an annual escalator of 3% for the life of the contract (through 2107). The conditions of the term sheet are subject to bankruptcy court approval.

In September 2023, the Company settled certain pending litigation. Under the terms of the settlement and licensing agreement, the Company receives certain payments, which may vary based on sales of licensed products. During the three months ended June 30, 2025 and 2024, the Company received payments of approximately $30.8 million and $41.7 million, respectively, which were recognized as product revenues in the Company’s defense and advanced technologies segment for such periods. The Company may from time to time receive additional licensing and royalty payments under the settlement and licensing agreement.

Note 9 — Income Taxes

For the three months ended June 30, 2025 and 2024, the Company recorded income tax provisions of $6.6 million and $1.2 million, respectively, resulting in effective tax rates of negative 15% and negative 5%, respectively. The effective tax rates for both of the periods differed from the U.S. statutory rate primarily due to a U.S. valuation allowance and foreign tax rate differences.

The Company's total valuation allowance increased from $430.5 million at March 31, 2025 to $440.2 million at June 30, 2025, relating to carryforwards for federal, state, and foreign net operating losses, federal and state research and development tax credits, and foreign tax credits.

For the three months ended June 30, 2025, the Company’s gross unrecognized tax benefits increased by $4.1 million, and interest and penalties increased by an insignificant amount. Of the total $192.3 million gross unrecognized tax benefits at June 30, 2025, $14.2 million would reduce the Company's annual effective tax rate if recognized based on the Company's valuation allowance position at June 30, 2025.

Subsequent to the first quarter of fiscal year 2026, the One Big Beautiful Bill Act (OBBBA) was enacted in the United States. As required by ASC 740, no impacts of the tax law changes pursuant to the OBBBA are included in the three months ended June 30, 2025. The OBBBA includes a broad range of material business tax reforms, such as 100% bonus depreciation, expensing of U.S.-based research and development, modification of the interest expense limitation, and modification of various U.S. international tax provisions. The Company is currently evaluating the impacts of the tax law changes pursuant to the OBBBA on its consolidated financial statements and disclosures.

Note 10 — Segment Information

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The Company’s defense and advanced technologies segment develops and offers a diverse array of resilient, vertically integrated solutions to government and commercial customers, leveraging the Company’s technical competencies in encryption, cyber security, tactical gateways, modems and waveforms. The more regulated government environment for defense, encryption and other products is subject to unique contractual requirements and possesses economic characteristics that differ from the communication services segment. The Company’s defense and advanced technologies segment revenues are primarily derived from the Company’s information security and cyber defense, space and mission systems, tactical networking, and advanced technologies and other products and services, which are provided to government and commercial customers.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Segment revenues, expenses and operating profits (losses) for the three months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended
	June 30, 2025	June 30, 2024
	(In thousands)
Revenues:
Communication services
Aviation services	$292,892	$257,155
Government satcom services	191,768	183,873
Maritime services	117,801	123,947
Fixed services and other services	174,737	201,636
Total services	777,198	766,611
Total products	50,173	60,176
Total communication services revenues	827,371	826,787
Defense and advanced technologies
Total services	49,172	54,110
Information security and cyber defense products	102,148	55,507
Space and mission systems products	87,973	73,306
Tactical networking products	68,279	71,410
Advanced technologies and other products	36,111	45,340
Total products	294,511	245,563
Total defense and advanced technologies revenues	343,683	299,673
Elimination of intersegment revenues	—	—
Total revenues	$1,171,054	$1,126,460
Expenses:
Communication services
Depreciation	$246,749	$238,393
Stock-based compensation expense	8,312	12,095
Other than acquired intangible assets amortization (1)	14,009	10,740
Acquisition and transaction related expenses	7,874	1,786
Other segment items (2)	509,551	521,834
Total communication services expenses (3)	786,495	784,848
Defense and advanced technologies
Depreciation	10,952	11,407
Stock-based compensation expense	6,395	7,087
Other than acquired intangible assets amortization (1)	4,893	4,449
Acquisition and transaction related expenses	1,851	515
Other segment items (2)	248,055	192,204
Total defense and advanced technologies expenses (3)	272,146	215,662
Total expenses	$1,058,641	$1,000,510
Operating profits (losses):
Communication services	$40,876	$41,939
Defense and advanced technologies	71,537	84,011
Elimination of intersegment operating profits (losses)	—	—
Segment operating profit (loss) before corporate	112,413	125,950
Corporate:
Amortization of acquired intangible assets	(65,741)	(66,215)
Interest income	14,290	22,792
Interest expense	(100,357)	(105,776)
(Loss) gain on extinguishment of debt	(288)	—
Other income (expense), net	(5,164)	—
Income (loss) before income taxes	$(44,847)	$(23,249)

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(1)
Including amortization of capitalized cloud computing implementation costs.
(2)
Other segment items include operating expenses such as cost of service and product revenues, selling, general and administrative expenses, IR&D expenses and related activities excluding allocable portion of depreciation, other than acquired intangibles amortization, stock-based compensation, and certain significant items that are disclosed under each segment.
(3)
For the three months ended June 30, 2025 and 2024, IR&D expense and related activities, including allocable depreciation, stock-based compensation and other expenses were $19.2 million and $25.8 million, respectively, for the communication services segment, and $15.0 million and $12.8 million, respectively, for the defense and advanced technologies segment.

The CODM is not regularly provided assets on a segment basis, therefore, such information is not presented.

Revenues by geographic area for the three months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended
	June 30, 2025	June 30, 2024
	(In thousands)
U.S. customers	$815,333	$776,495
Non-U.S. customers (each country individually insignificant)	355,721	349,965
Total revenues	$1,171,054	$1,126,460

The Company distinguishes revenues from external customers by geographic area based on customer location.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements regarding projections of earnings, revenue, costs or other financial items; anticipated trends in our business or key markets; growth opportunities; the ability to successfully compete in our target markets and durability or strengthening of competitive advantages; the construction, completion, testing, launch, commencement of commercial service, expected performance and benefits of satellites and satellite payloads (including satellites planned or under construction) and the timing thereof; the expected capacity, coverage, service speeds and other features of our satellites, and the cost, economics and benefits associated therewith; anticipated subscriber growth; introduction and integration of multi-orbit capabilities; future economic conditions; the development, customer acceptance and anticipated performance of our technologies, products or services; plans, objectives and strategies for future operations; ability to drive capital efficiency and improved resource utilization; the number of additional aircraft or vessels anticipated to be put into service with our connectivity systems; expected revenue streams from the Ligado settlement; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ materially include: our ability to realize the anticipated benefits of any existing or future satellite; unexpected expenses related to our satellite projects; risks associated with the construction, launch and operation of satellites, including the effect of any anomaly, launch, operational or deployment failure or degradation in satellite performance; capacity constraints in our business in the lead-up to the launch of services on new satellites; increasing levels of competition in our target markets; our ability to successfully implement our business plan on our anticipated timeline or at all; our ability to successfully develop, introduce and sell new technologies, products and services; audits by the U.S. Government; changes in the global business environment and economic conditions; delays in approving U.S. Government budgets and cuts in government defense expenditures; our reliance on U.S. Government contracts, and on a small number of contracts which account for a significant percentage of our revenues; reduced demand for products and services as a result of continued constraints on capital spending by customers; changes in relationships with, or the financial condition of, key customers or suppliers; our reliance on a limited number of third parties to manufacture and supply our products; introduction of new technologies and other factors affecting the communications and defense industries generally; the effect of adverse regulatory changes (including changes affecting spectrum availability or permitted uses) on our ability to sell or deploy our products and services; changes in the way others use spectrum; our inability to access additional spectrum, use spectrum for additional purposes, and/or operate satellites at additional orbital locations; competing uses of the same spectrum or orbital locations that we utilize or seek to utilize; the effect of changes to global tax laws; our level of indebtedness and ability to comply with applicable debt covenants; our involvement in litigation, including intellectual property claims and litigation to protect our proprietary technology; bankruptcy court approval of the Ligado settlement and compliance by Ligado with its terms; our dependence on a limited number of key employees; and other factors identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 and under the heading “Risk Factors” in Part II, Item 1A of this report, elsewhere in this report and our other filings with the Securities and Exchange Commission (the SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

The following are the primary business lines in our communication services segment:

•
Aviation, which includes industry-leading in-flight connectivity (IFC) services, narrowband safety operational data services and other complementary services and applications for commercial aircraft, business jets and unmanned aircraft. As of June 30, 2025, we had our IFC systems installed and in service on approximately 4,230 commercial aircraft, of which approximately 100 were inactive at quarter end (mostly due to standard aircraft maintenance), and approximately 2,050 business jets with Ka-band communication services. We anticipate that approximately 1,580 additional commercial aircraft will be put into service with our IFC systems under existing customer agreements with commercial airlines. However, due to the nature of commercial airline contracts and other factors such as original equipment manufacturer (OEM) delays, there can be no assurance that anticipated IFC services will be activated on all such additional commercial aircraft.
•
Government satcom, which includes various broadband and narrowband products and services for both fixed and mobile communications that provide military and government users with secure, high-speed, real-time broadband and multimedia connectivity in key regions of the world, as well as tactical line-of-sight and beyond-line-of-sight communications, Intelligence Surveillance and Reconnaissance services and L-band Advanced Communications Element terminals.
•
Maritime, which includes high-quality, resilient satellite-based broadband and narrowband communications services around the globe to commercial shipping fleets, offshore service vessel operators and commercial fishing companies, as well as NexusWave, a fully managed multi-layer connectivity service for merchant shipping companies. As of June 30, 2025, we provided Ka-band communication services to approximately 13,900 vessels.
•
Fixed services and other, which includes high-speed, high-quality, reliable fixed broadband internet services to businesses and residential users (primarily in the United States as well as in various countries in Europe and Latin America), enterprise connectivity solutions, Internet-of-Things and other narrowband services (such as L-band managed services that enable real-time machine-to-machine position or high-value asset tracking), energy services, and prepaid internet services that provide innovative, affordable, satellite-based connectivity in communities that have little or no access to the internet. As of June 30, 2025, our U.S. fixed broadband business had approximately 172,000 subscribers with an average monthly revenue per user of $115.

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

The following are the primary business lines in our defense and advanced technologies segment:

•
Information security and cyber defense, which comprises a variety of high-quality networking, cybersecurity and information assurance products and services that provide advanced, high-speed IP-based “Type 1” and High Assurance Internet Protocol Encryption (HAIPE®)-compliant encryption solutions that enable military and government users to communicate information securely, and that protect the integrity of data stored on computers and storage devices. Information security and cyber defense also includes our Move Out/Jump Off expeditionary tactical gateway family of products.
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
•
Tactical networking, which provides resilient communications designed for on-the-move or on-the-pause operations in a multi-domain battlespace with friendly force tracking and narrowband solutions. Tactical networking includes the products and services offered by TrellisWare Technologies, Inc.
•
Advanced technologies and other, which includes commercial communication satellite product development, orchestration of sovereign and multi-orbit solutions, products focused on emerging growth markets (such as direct-to-device) and intellectual property licensing revenues.

Factors and Trends Affecting our Results of Operations

For a summary of factors and trends affecting our results of operations, see Part II, Item 7, "Factors and Trends Affecting our Results of Operations" in our Annual Report on Form 10-K for the year ended March 31, 2025.

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

Almost all of our revenues are derived from fixed-price contracts (which require us to provide products and services under a contract at a specified price), which are reported in both of our segments. The remainder of our revenues is primarily from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit), which are mainly reported within our defense and advanced technologies segment.

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

Performance obligations related to developing and delivering complex equipment built to customer specifications under long-term contracts are recognized over time as these performance obligations do not create assets with an alternative use to us and we have an enforceable right to payment for performance to date. To measure the transfer of control, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for our contracts because that best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Estimating the total costs at completion of a performance obligation requires management to make estimates related to items such as subcontractor performance, material costs and availability, labor costs and productivity and the costs of overhead. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recognized in the period the loss is determined. A one percent variance in our future cost estimates on open fixed-price contracts as of June 30, 2025 would change our income (loss) before income taxes by an insignificant amount.

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

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded for the three months ended June 30, 2025 and 2024.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data for the periods indicated:

	Three Months Ended
	June 30, 2025	June 30, 2024
Revenues:	100%	100%
Service revenues	71	73
Product revenues	29	27
Operating expenses:
Cost of service revenues	45	46
Cost of product revenues	20	17
Selling, general and administrative	22	22
Independent research and development	3	3
Amortization of acquired intangible assets	6	6
Income (loss) from operations	4	5
Interest (expense) income, net	(7)	(7)
Income (loss) before income taxes	(4)	(2)
(Provision for) benefit from income taxes	(1)	—
Net income (loss)	(4)	(2)
Net income (loss) attributable to Viasat, Inc.	(5)	(3)

Three Months Ended June 30, 2025 vs. Three Months Ended June 30, 2024

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2025	June 30, 2024	Increase (Decrease)	Increase (Decrease)
Service revenues	$826.4	$820.7	$5.6	1%
Product revenues	344.7	305.7	38.9	13%
Total revenues	$1,171.1	$1,126.5	$44.6	4%

Our total revenues increased by $44.6 million as a result of a $38.9 million increase in product revenues and a $5.6 million increase in service revenues. The increase in product revenues was primarily driven by a $48.9 million increase in our defense and advanced technologies segment, partially offset by a $10.0 million decrease in our communication services segment. The increase in service revenues was primarily driven by a $10.6 million increase in our communication services segment, partially offset by a $4.9 million decrease in our defense and advanced technologies segment.

Cost of revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2025	June 30, 2024	Increase (Decrease)	Increase (Decrease)
Cost of service revenues	$528.2	$516.7	$11.6	2%
Cost of product revenues	233.4	194.2	39.2	20%
Total cost of revenues	$761.6	$710.8	$50.8	7%

Cost of revenues increased by $50.8 million due to increases of $39.2 million in cost of product revenues and $11.6 million in cost of service revenues. The increase in cost of product revenues correlated to our product revenue growth, primarily in our defense and advanced technologies segment. Product revenues in this segment included a higher percentage of intellectual property licensing and royalty-based revenues in the prior period, which had relatively low costs of product revenues. The increase in cost of service revenues was primarily due to increased service revenues, mainly in our communication services segment.

Selling, general and administrative expenses

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2025	June 30, 2024	Increase (Decrease)	Increase (Decrease)
Selling, general and administrative	$262.8	$251.1	$11.7	5%

The $11.7 million increase in selling, general and administrative (SG&A) expenses was primarily driven by an $18.3 million increase in support costs, including legal expenses associated with our Ligado settlement activities, partially offset by a $6.2 million decrease in selling costs, both of which were mainly in our communication services segment. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, acquisition and transaction related expenses, facilities, finance, contract administration and general management.

Independent research and development

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2025	June 30, 2024	Increase (Decrease)	Increase (Decrease)
Independent research and development	$34.2	$38.6	$(4.4)	(11)%

Independent research and development (IR&D) expenses remained relatively flat year-over-year.

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to 12 years. Amortization of acquired intangible assets remained relatively flat year-over-year.

Interest income

The $8.5 million decrease in interest income for the three months ended June 30, 2025 compared to the prior year period was primarily due to lower interest earned as a result of lower average invested balance in combination with lower interest rates.

Interest expense

The $5.4 million decrease in interest expense for the three months ended June 30, 2025 compared to the prior year period was primarily a result of our decreased level of indebtedness compared to the prior year period, as we redeemed Viasat's 5.625% Senior Notes due 2025 (the 2025 Notes) in full in early May 2025.

Income taxes

For the three months ended June 30, 2025 and 2024, we recorded income tax provisions of $6.6 million and $1.2 million, respectively, resulting in effective tax rates of negative 15% and negative 5%, respectively. The effective tax rates for both of the periods differed from the U.S. statutory rate primarily due to a U.S. valuation allowance and foreign tax rate differences.

Segment Results for the Three Months Ended June 30, 2025 vs. Three Months Ended June 30, 2024

Communication services segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2025	June 30, 2024	Increase (Decrease)	Increase (Decrease)
Segment service revenues	$777.2	$766.6	$10.6	1%
Segment product revenues	50.2	60.2	(10.0)	(17)%
Total segment revenues	$827.4	$826.8	$0.6	—%

Our communication services segment revenues increased by $0.6 million due to a $10.6 million increase in segment service revenues, partially offset by a $10.0 million decrease in segment product revenues. The increase in segment service revenues was primarily due to growth in aviation services, partially offset by an expected decrease in revenues from fixed services and other, as we continued to allocate a greater proportion of our bandwidth to our IFC business in preference to our U.S. fixed services business due to bandwidth constraints. The IFC service revenue increase was primarily driven by the increase in the number of commercial aircraft and business jets receiving our in-flight services through our IFC systems, with our IFC systems installed and in service on approximately 4,230 commercial aircraft (of which approximately 100 were inactive at quarter end, mostly due to standard aircraft maintenance), and approximately 2,050 business jets as of June 30, 2025, compared to approximately 3,810 commercial aircraft (of which approximately 60 were inactive at quarter end, mostly due to standard aircraft maintenance) and approximately 1,850 business jets as of June 30, 2024. In addition, government satcom service revenues grew by $7.9 million compared to the prior year period. The decrease in segment product revenues was primarily attributed to the revenues generated by the energy services system integration business that we sold in December 2024.

Segment operating profit (loss)

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2025	June 30, 2024	Increase (Decrease)	Increase (Decrease)
Segment operating profit (loss)	$40.9	$41.9	$(1.1)	(3)%
Percentage of segment revenues	5%	5%

The decrease in our communication services segment operating profit was primarily due to a $5.6 million increase in SG&A costs, including legal expenses associated with our Ligado settlement activities.

Defense and advanced technologies segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2025	June 30, 2024	Increase (Decrease)	Increase (Decrease)
Segment service revenues	$49.2	$54.1	$(4.9)	(9)%
Segment product revenues	294.5	245.6	48.9	20%
Total segment revenues	$343.7	$299.7	$44.0	15%

Our defense and advanced technologies segment revenues increased by $44.0 million due to a $48.9 million increase in segment product revenues, partially offset by a $4.9 million decrease in segment service revenues. The increase in segment product revenues was primarily driven by a $46.6 million increase in information security and cyber defense and a $14.7 million increase in space and mission systems, partially offset by a $9.2 million decrease in advanced technologies and other.

Segment operating profit (loss)

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2025	June 30, 2024	Increase (Decrease)	Increase (Decrease)
Segment operating profit (loss)	$71.5	$84.0	$(12.5)	(15)%
Percentage of segment revenues	21%	28%

The decrease in our defense and advanced technologies segment operating profit was primarily due to a $6.1 million increase in SG&A costs and higher IR&D costs supporting next generation encryption products, coupled with an increase in segment cost of product revenues that was attributed to segment product revenue growth. In addition, product revenues in this segment included a higher percentage of intellectual property licensing and royalty-based revenues in the prior period, which had relatively low costs of product revenues.

Backlog

Our firm and funded backlog as of June 30, 2025 is reflected in the table below:

As of June 30, 2025
(In millions)
Firm backlog
Communication services	$2,489.8
Defense and advanced technologies	1,058.9
Total	$3,548.7
Funded backlog
Communication services	$2,469.5
Defense and advanced technologies	823.0
Total	$3,292.5

The firm backlog does not include contract options. As of June 30, 2025, approximately half of the firm backlog is expected to be delivered during the next 12 months, with the balance delivered thereafter. We include in our backlog only those orders for which we have accepted purchase orders, and not anticipated purchase orders and requests. In our communication services segment, our backlog includes fixed broadband service revenues under our subscriber agreements, but does not include future recurring IFC service revenues under our agreements with commercial airlines. As of June 30, 2025, our IFC systems were installed and in service on approximately 4,230 commercial aircraft, of which approximately 100 were inactive at quarter end (mostly due to standard aircraft maintenance). We anticipate that approximately 1,580 additional commercial aircraft will be put into service with our IFC systems under existing customer agreements with commercial airlines. Due to the nature of commercial airline contracts and other factors such as OEM delays, there can be no assurance that all anticipated purchase orders and requests will be placed or that anticipated IFC services will be activated on all such additional commercial aircraft.

Our total new awards, which exclude future revenue under recurring consumer commitment arrangements, were approximately $1.2 billion for each of the three months ended June 30, 2025 and 2024.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing, export credit agency financing and equity financing. At June 30, 2025, we had $1.2 billion in cash and cash equivalents, $1.3 billion in working capital, no outstanding borrowings and borrowing availability of $595.6 million under our $647.5 million revolving credit facility (the Viasat Revolving Credit Facility), and no outstanding borrowings and borrowing availability of $550.0 million under Inmarsat's $550.0 million revolving line of credit (the Inmarsat Revolving Credit Facility, and together with the Viasat Revolving Credit Facility, the Revolving Credit Facilities). At March 31, 2025, we had $1.6 billion in cash and cash equivalents, $1.2 billion in working capital, no outstanding borrowings and borrowing availability of $593.3 million under the Viasat Revolving Credit Facility, and no outstanding borrowings and borrowing availability of $550.0 million under the Inmarsat Revolving Credit Facility. We invest our cash in excess of current operating requirements in short-term, highly liquid bank money market funds primarily investing in U.S. government-backed securities and treasuries.

The general cash needs of our business can vary significantly and our future capital requirements will depend upon many factors, including cash required for our satellite projects and any future broadband satellite projects we may engage in, expansion of our IR&D and marketing efforts, and the nature and timing of orders. In particular:

•
The cash needs of our communication services segment tend to be driven by the timing and amount of capital expenditures (e.g., payments under satellite construction and launch contracts and investments in ground infrastructure roll-out), the timing and amount of investments in IR&D activities (including with respect to next-generation satellite payload technologies), investments in joint ventures, strategic partnering arrangements, network expansion activities, investments to obtain Supplemental Type Certificates to enable the retrofit installation of our IFC and wireless in-flight entertainment equipment, investments in platforms and software to support our services and entry into new markets, as well as the quality of customer, type of contract and payment terms.
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

In June 2025, Inmarsat agreed to a binding term sheet with Ligado Networks (Ligado) and AST & Science, LLC to settle Inmarsat's opposition to Ligado’s planned restructuring. Under the conditions set forth in the term sheet, we anticipate receiving $568 million from Ligado in fiscal year 2026, consisting of (i) a $420 million lump sum payment on October 31, 2025, (ii) a $100 million lump sum payment on March 31, 2026 and (iii) a resumption of quarterly payments of approximately $16 million starting on September 30, 2025 with an annual escalator of 3% for the life of the contract (through 2107). The conditions of the term sheet are subject to bankruptcy court approval.

To further enhance our liquidity position or to finance the construction and launch of any future satellites, acquisitions, strategic partnering arrangements, joint ventures or other business investment initiatives, we may obtain additional financing, which could consist of debt, convertible debt or equity financing from public and/or private credit and capital markets. From time to time, we file universal shelf registration statements with the SEC for the future sale of an unlimited amount of common stock, preferred stock, debt securities, depositary shares and warrants, which securities may be offered from time to time, separately or together, directly by us, by selling security holders, or through underwriters, dealers or agents at amounts, prices, interest rates and other terms to be determined at the time of the offering. Additionally, we consider strategic divestitures from time to time, such as the sale of our Link-16 tactical data link business that was completed in January 2023 for $1.96 billion in cash, as well as divestitures of non-core assets or businesses, such as the divestiture of our energy services system integration business in December 2024.

We may, from time to time, seek to retire, prepay or repurchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. On May 2, 2025, we redeemed all of Viasat’s remaining 2025 Notes in full. As a result, we recorded a loss of an insignificant amount in (loss) gain on extinguishment of debt in the condensed consolidated statement of operations and comprehensive income (loss) for the three months ended June 30, 2025.

Although we can give no assurances concerning our future liquidity, we believe that we have adequate sources of funding to meet our anticipated operating requirements for the next 12 months, which include, but are not limited to, cash on hand, borrowing capacity, and cash expected to be provided by operating activities.

Cash flows

Cash provided by operating activities for the first three months of fiscal year 2026 was $258.5 million compared to $151.1 million in the prior year period. This $107.4 million increase was driven by a $128.3 million year-over-year decrease in cash used to fund net operating assets, partially offset by our operating results (net income (loss) adjusted for depreciation, amortization and other non-cash charges) which resulted in $20.9 million of lower cash provided by operating activities year-over-year. The decrease in cash used to fund net operating assets during the first three months of fiscal year 2026 when compared to the prior year period was primarily due to the timing of payments related to our accrued liabilities. Cash paid for income taxes, net, during the first three months of fiscal year 2026 and 2025 were $34.5 million and $32.4 million, respectively. Cash paid for interest (net of amounts capitalized) during the first three months of fiscal years 2026 and 2025 were $59.3 million and $116.4 million, respectively.

Cash used in investing activities for the first three months of fiscal year 2026 was approximately $176.0 million compared to $221.5 million in the prior year period. This $45.6 million decrease in cash used in investing activities year-over-year reflected a decrease of $103.0 million in cash used for capital expenditures, partially offset by a $69.5 million decrease in cash receipts related to satellite insurance claim proceeds year-over-year.

Cash used in financing activities for the first three months of fiscal year 2026 was approximately $513.8 million compared to $22.5 million for the prior year period. This $491.4 million increase in cash used in financing activities year-over-year was primarily due to the redemption of the remaining $442.6 million in principal amount of the 2025 Notes in the first quarter of fiscal year 2026. See Note 6 — Senior Notes and Other Long-Term Debt to our condensed consolidated financial statements for further information.

Satellite-related activities

Our complementary fleet of 23 in service or operational satellites spans the Ka-, L- and S- bands, with 13 Ka-band satellites, eight L-band satellites (three of which are contingency L-band satellites that are operational but not currently in commercial service), an S-band satellite that supports the European Aviation Network to provide IFC services to commercial airlines in Europe, and an Inmarsat-6 class hybrid Ka-/L-band satellite (the I-6 F1 satellite). In late July 2024, the ViaSat-3 F1 satellite completed in-orbit testing and was integrated into our existing satellite fleet covering the Americas. In May 2025, two Ka-band highly-elliptical earth orbit satellite payloads (GX10A and GX10B) were put in service to provide polar coverage for government customers, with commercial maritime and aviation services anticipated to follow during the current fiscal year. Furthermore, we have eight additional GEO satellites under development: two additional high-capacity Ka-band GEO satellites (ViaSat-3 F2 and ViaSat-3 F3), three additional adaptive Ka-band GEO satellites (GX7, GX8 and GX9) and three Inmarsat-8 L-band GEO safety service satellites. Our extensive satellite fleet enables us to provide a wide array of high-quality broadband and narrowband services with near global coverage (including strong oceanic coverage) with greater redundancy and resiliency.

We expect to continue to invest in IR&D as we continue our focus on leadership and innovation in satellite and space technologies, including for the development of any new generation satellite designs and next-generation satellite network solutions. The level of our investment in a given fiscal year will depend on a variety of factors, including the stage of development of our satellite projects, new market opportunities and our overall operating performance. By leveraging our own satellite fleet and its unique advantages, existing national operator partnerships, plus coverage and capacity from leading third-party satellites and constellations, our services are designed to provide customers with the essential capacity density, market access, speed, bandwidth and responsiveness they need. Importantly, we have continued to innovate advanced multi-orbit resource management techniques to reduce costs and expand geographic coverage to better serve the unique needs of each mobility and defense customer. In forming key partnerships with multiple geostationary orbit and non-geostationary orbit operators, we are well-positioned to support delivery of Viasat’s next-generation services, achieve industry-leading resource utilization, and drive capital efficiency. In parallel, we are working to ensure equitable access to finite space resources and support regulatory certainty enabling multi-orbit solutions and related infrastructure to thrive in a shared and sustainable way.

As we continue to build and expand our global network and satellite fleet, from time to time we enter into satellite construction agreements for the construction and purchase of additional satellites and (depending on the satellite design) the integration of our payload and technologies into the satellites. See Note 14 — Commitments to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2025 for information regarding our future minimum payments under our satellite construction contracts and other satellite-related purchase commitments (including satellite performance incentive obligations) for the next five fiscal years and thereafter, as well as purchase commitments including satellite-related agreements under the contractual obligations table below. The total project cost to bring a new satellite into service will depend, among other things, on the scope and timing of the earth station infrastructure roll-out and the method used to procure fiber or other access to the earth station infrastructure. Our total cash funding of a satellite project may be reduced through third-party agreements, such as potential joint service offerings and other strategic partnering arrangements.

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

Long-term debt

As of June 30, 2025, the aggregate principal amount of our total outstanding indebtedness was $6.7 billion, which was comprised of (1) $600.0 million in aggregate principal amount of Viasat's 5.625% Senior Secured Notes due 2027, $400.0 million in aggregate principal amount of Viasat's 6.500% Senior Notes due 2028, $1.975 billion in aggregate principal amount of Inmarsat's 9.000% Senior Secured Notes due 2029 and $733.4 million in aggregate principal amount of Viasat's 7.500% Senior Notes due 2031, (2) $679.0 million in principal amount of outstanding borrowings under Viasat's $700.0 million senior secured term loan facility (the 2022 Term Loan Facility), $605.9 million in principal amount of outstanding borrowings under Viasat's $616.7 million senior secured term loan facility (the 2023 Term Loan Facility), $1.6 billion in aggregate principal amount of outstanding borrowings under Inmarsat's senior secured term loan facilities (the Inmarsat Term Loan Facilities), no outstanding borrowings under the Revolving Credit Facilities, and $9.8 million in principal amount of outstanding borrowings under Viasat's direct loan facility with the Export-Import Bank of the United States (the Ex-Im Credit Facility), and (3) $154.6 million of finance lease obligations. For information regarding our outstanding indebtedness, refer to Note 6 — Senior Notes and Other Long-Term Debt to our condensed consolidated financial statements.

Capital Expenditures and IR&D Investments

For a discussion of our capital expenditures and IR&D investments, see Part II, Item 7, “Liquidity and Capital Resources – Capital Expenditures and IR&D Investments” in our Annual Report on Form 10-K for the year ended March 31, 2025 for more information.

Contractual Obligations

The following table sets forth a summary of certain material cash requirements for known contractual obligations and commitments at June 30, 2025:

(In thousands, including interest where applicable)	Next 12 months	Thereafter
Operating leases	$89,227	$590,353
Senior notes and other long-term debt (1)	613,612	8,550,277
Purchase commitments including satellite-related agreements	1,147,018	1,246,605
Total	$1,849,857	$10,387,235

(1)
To the extent that the interest rate on any long-term debt is variable, amounts reflected represent estimated interest payments on the applicable current outstanding balance based on the interest rate at June 30, 2025 until the applicable maturity date.

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

Our condensed consolidated balance sheets included $2.2 billion of “other liabilities” as of both June 30, 2025 and March 31, 2025, which primarily consisted of deferred income taxes and the long-term portion of deferred revenues. These remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at June 30, 2025 as defined in Regulation S-K Item 303(b) other than as discussed under “Contractual Obligations” above or disclosed in the notes to our condensed consolidated financial statements included in this report or in our Annual Report on Form 10-K for the year ended March 31, 2025.

Recent Authoritative Guidance

For information regarding recently adopted and issued accounting pronouncements, see Note 1 — Basis of Presentation to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and short-term and long-term obligations (including Viasat’s and Inmarsat’s senior secured credit facilities (collectively, the Credit Facilities) and our senior unsecured and senior secured notes (collectively, the Notes)). We consider investments in highly liquid instruments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Our indebtedness for borrowed money comprises borrowings under our Credit Facilities and the aggregate principal amount outstanding under our Notes. The Notes and borrowings under our Ex-Im Credit Facility bear interest at a fixed rate and therefore our exposure to market risk for changes in interest rates relates primarily to borrowings under our remaining Credit Facilities, cash equivalents and short-term obligations.

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

Our primary interest rate under our variable rate Credit Facilities is the forward-looking term SOFR rate plus an applicable margin. As of June 30, 2025, the effective interest rate on our outstanding borrowings under the 2022 Term Loan Facility was 9.48%, and under the 2023 Term Loan Facility was 9.91%. As of June 30, 2025, the effective interest rate under the Inmarsat Term Loan Facilities was approximately 10.16%. As of June 30, 2025, the effective interest rate that would have been applied to any new SOFR-based borrowings under the Viasat Revolving Credit Facility was approximately 6.87%, and under the Inmarsat Revolving Credit Facility was approximately 7.07%. As of June 30, 2025, we had no outstanding borrowings under our Revolving Credit Facilities. Accordingly, assuming the outstanding balance under the 2022 Term Loan Facility, the 2023 Term Loan Facility and the Inmarsat Term Loan Facilities remained constant over a year and we continued to have no outstanding borrowings under the Revolving Credit Facilities, a 10% increase in the interest rates would increase interest incurred, prior to effects of capitalized interest, by approximately $25.4 million over a 12-month period.

Foreign Exchange Risk

We generally conduct our business in U.S. dollars. However, as our international business is conducted in a variety of foreign currencies, we are exposed to fluctuations in foreign currency exchange rates. A five percent variance in foreign currencies in which our international business is conducted would change our income (loss) before income taxes by an insignificant amount for each of the three months ended June 30, 2025 and 2024. Our objective in managing our exposure to foreign currency risk is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, from time to time, we may enter into foreign currency forward contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2025, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2025.

During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Periodically, we are involved in a variety of claims, suits, investigations and proceedings arising in the ordinary course of business, including government investigations and claims, and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters. Such matters could result in fines; penalties, compensatory, treble or other damages; or non-monetary relief. A violation of government contract laws and regulations could also result in the termination of our government contracts or debarment from bidding on future government contracts. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of our current pending matters will not have a material adverse effect on our business, financial condition, results of operations or liquidity. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our business, financial condition, results of operations or liquidity in a particular period. For further information on the risks we face from existing and future claims, suits, investigations and proceedings, see “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, which factors could materially affect our business, financial condition, liquidity or future results. There have been no material changes to the risk factors described in the "Risk Factors" section in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025. The risks described in our report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

Item 5. Other Information

During the three months ended June 30, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

10.1**	Stockholder Agreement, dated as of May 21, 2025, by and between Viasat, Inc. and Triton LuxTopHolding SARL.	8-K	000-21767	10.1	05/22/2025

10.2**	Stockholder Agreement, dated as of May 21, 2025, by and between Viasat, Inc. and CPP Investment Board Private Holdings (4) Inc.	8-K	000-21767	10.2	05/22/2025

10.3**	Stockholder Agreement, dated as of May 21, 2025, by and between Viasat, Inc. and Ontario Teachers’ Pension Plan Board.	8-K	000-21767	10.3	05/22/2025

10.4**	Stockholder Agreement, dated as of May 21, 2025, by and between Viasat, Inc. and WP Triton Co-Invest, L.P.	8-K	000-21767	10.4	05/22/2025

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document					X

104	Cover Page (formatted as inline XBRL and contained in Exhibit 101)					X

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

** Certain schedules to this Exhibit are omitted pursuant to Regulation S-K Item 601(b)(2) or 601(a)(5) (as applicable). Viasat agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request; provided, however, that Viasat may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.

August 7, 2025	/s/ MARK DANKBERG
Mark Dankberg
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ GARRETT CHASE
Garrett Chase
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ SHAWN DUFFY
Shawn Duffy
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)