Form 10-Q
period 2025-09-30
VIASAT INC
filed 2025-11-10
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025.

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of October 24, 2025 was 135,263,968.

VIASAT, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of September 30, 2025	As of March 31, 2025
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,230,074	$1,612,105
Accounts receivable, net	682,820	699,552
Inventories	278,658	293,943
Prepaid expenses and other current assets	243,823	282,343
Total current assets	2,435,375	2,887,943

Property, equipment and satellites, net	7,285,257	7,405,664
Operating lease right-of-use assets	424,811	416,490
Acquired intangible assets, net	2,126,896	2,270,777
Goodwill	1,626,078	1,622,132
Other assets	857,571	845,778
Total assets	$14,755,988	$15,448,784

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$308,714	$264,300
Accrued and other liabilities	814,100	908,529
Current portion of long-term debt	49,503	503,825
Total current liabilities	1,172,317	1,676,654

Senior notes	3,658,865	3,652,882
Other long-term debt	2,875,867	2,879,402
Non-current operating lease liabilities	426,514	414,133
Other liabilities	2,049,390	2,181,153
Total liabilities	10,182,953	10,804,224

Commitments and contingencies (Note 8)

Equity:
Viasat, Inc. stockholders’ equity
Common stock	14	13
Paid-in capital	4,994,269	4,926,259
Retained earnings (accumulated deficit)	(443,408)	(325,530)
Accumulated other comprehensive income (loss)	(27,115)	(46,911)
Total Viasat, Inc. stockholders’ equity	4,523,760	4,553,831
Noncontrolling interest in subsidiary	49,275	90,729
Total equity	4,573,035	4,644,560
Total liabilities and equity	$14,755,988	$15,448,784

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(In thousands, except per share data)
Revenues:
Service revenues	$821,510	$798,314	$1,647,880	$1,619,035
Product revenues	319,383	323,948	664,067	629,687
Total revenues	1,140,893	1,122,262	2,311,947	2,248,722
Operating expenses:
Cost of service revenues	514,893	531,593	1,043,127	1,048,260
Cost of product revenues	241,108	243,485	474,490	437,643
Selling, general and administrative	241,785	272,448	504,617	523,570
Independent research and development	42,263	33,390	76,456	71,953
Amortization of acquired intangible assets	65,069	66,024	130,810	132,239
Income (loss) from operations	35,775	(24,678)	82,447	35,057
Other income (expense):
Interest income	12,525	23,896	26,815	46,688
Interest expense	(93,487)	(115,340)	(193,844)	(221,116)
(Loss) gain on extinguishment of debt, net	—	(3,200)	(288)	(3,200)
Other income (expense), net	—	—	(5,164)	—
Income (loss) before income taxes	(45,187)	(119,322)	(90,034)	(142,571)
(Provision for) benefit from income taxes	(10,862)	(5,915)	(17,472)	(7,099)
Equity in income (loss) of unconsolidated affiliate, net	4,222	3,441	7,955	6,187
Net income (loss)	(51,827)	(121,796)	(99,551)	(143,483)
Less: net income (loss) attributable to noncontrolling interest, net of tax	9,617	15,788	18,327	27,013
Net income (loss) attributable to Viasat, Inc.	$(61,444)	$(137,584)	$(117,878)	$(170,496)
Basic net income (loss) per share attributable to Viasat, Inc. common stockholders:	$(0.45)	$(1.07)	$(0.88)	$(1.34)
Diluted net income (loss) per share attributable to Viasat, Inc. common stockholders:	$(0.45)	$(1.07)	$(0.88)	$(1.34)
Shares used in computing basic net income (loss) per share	135,119	128,376	133,356	127,490
Shares used in computing diluted net income (loss) per share	135,119	128,376	133,356	127,490
Comprehensive income (loss):
Net income (loss)	$(51,827)	$(121,796)	$(99,551)	$(143,483)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	(5,463)	15,079	19,796	5,184
Unrealized gain (loss) on hedging, net of tax	—	(4,914)	—	(6,002)
Other comprehensive income (loss), net of tax	(5,463)	10,165	19,796	(818)
Comprehensive income (loss)	(57,290)	(111,631)	(79,755)	(144,301)
Less: comprehensive income (loss) attributable to noncontrolling interest, net of tax	9,617	15,788	18,327	27,013
Comprehensive income (loss) attributable to Viasat, Inc.	$(66,907)	$(127,419)	$(98,082)	$(171,314)

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	September 30, 2025	September 30, 2024
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(99,551)	$(143,483)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	510,371	522,601
Amortization of intangible assets	157,578	163,269
Stock-based compensation expense	34,829	41,965
Loss (gain) on extinguishment of debt, net	288	3,200
Deferred income taxes and other non-cash adjustments	(67,461)	20,166
Loss on disposition of fixed assets	15,561	40,914
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	14,350	(46,934)
Inventories	18,050	(8,688)
Other assets	56,268	(88,851)
Accounts payable	36,754	(6,012)
Accrued liabilities	(75,989)	(33,314)
Other liabilities	(60,346)	(74,548)
Net cash provided by (used in) operating activities	540,702	390,285
Cash flows from investing activities:
Purchase of property, equipment and satellites, and other assets	(411,712)	(529,827)
Proceeds from insurance claims on satellites	10,000	197,500
Other investing activities	12,063	—
Net cash provided by (used in) investing activities	(389,649)	(332,327)
Cash flows from financing activities:
Payments on debt borrowings	(473,186)	(383,528)
Proceeds from debt borrowings	—	1,975,000
Payments of debt issuance costs	—	(28,116)
Distributions to minority shareholders	(59,695)	—
Purchase of common stock in treasury (immediately retired) related to tax withholdings for stock-based compensation	(6,624)	(2,395)
Proceeds from issuance of common stock under equity plans	7,805	9,657
Other financing activities	(2,044)	(1,612)
Net cash provided by (used in) financing activities	(533,744)	1,569,006
Effect of exchange rate changes on cash and cash equivalents	660	1,773
Net increase (decrease) in cash and cash equivalents	(382,031)	1,628,737
Cash and cash equivalents at beginning of period	1,612,105	1,901,033
Cash and cash equivalents at end of period	$1,230,074	$3,529,770
Non-cash investing and financing activities:
Capital expenditures not paid for during the period	$40,570	$—
Right-of-use assets obtained in exchange for operating lease liabilities	37,223	50,885
Issuance of common stock in satisfaction of certain accrued employee compensation liabilities	27,784	28,063
Debt issuance costs not paid for	—	7,458

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Viasat, Inc. Stockholders
	Common Stock
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total
	(In thousands, except share data)
For the Three Months Ended September 30, 2025
Balance at June 30, 2025	134,184,592	$13	$4,965,831	$(381,964)	$(21,652)	$39,744	$4,601,972
Exercise of stock options	5,000	—	122	—	—	—	122
Issuance of stock under Employee Stock Purchase Plan	939,629	1	7,682	—	—	—	7,683
Stock-based compensation	—	—	22,590	—	—	—	22,590
RSU and PSU awards vesting, net of shares withheld for taxes which have been retired	126,601	—	(1,956)	—	—	—	(1,956)
Other noncontrolling interest activity	—	—	—	—	—	(86)	(86)
Net income (loss)	—	—	—	(61,444)	—	9,617	(51,827)
Other comprehensive income (loss), net of tax	—	—	—	—	(5,463)	—	(5,463)
Balance at September 30, 2025	135,255,822	$14	$4,994,269	$(443,408)	$(27,115)	$49,275	$4,573,035

For the Three Months Ended September 30, 2024
Balance at June 30, 2024	127,738,637	$13	$4,845,072	$216,520	$(32,251)	$58,299	$5,087,653
Issuance of stock under Employee Stock Purchase Plan	561,888	—	9,657	—	—	—	9,657
Stock-based compensation	—	—	24,866	—	—	—	24,866
RSU awards vesting, net of shares withheld for taxes which have been retired	93,802	—	(980)	—	—	—	(980)
Other noncontrolling interest activity	—	—	—	—	—	(85)	(85)
Net income (loss)	—	—	—	(137,584)	—	15,788	(121,796)
Other comprehensive income (loss), net of tax	—	—	—	—	10,165	—	10,165
Balance at September 30, 2024	128,394,327	$13	$4,878,615	$78,936	$(22,086)	$74,002	$5,009,480

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Viasat, Inc. Stockholders
	Common Stock
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total
	(In thousands, except share data)
For the Six Months Ended September 30, 2025
Balance at March 31, 2025	130,210,407	$13	$4,926,259	$(325,530)	$(46,911)	$90,729	$4,644,560
Exercise of stock options	5,000	—	122	—	—	—	122
Issuance of stock under Employee Stock Purchase Plan	939,629	1	7,682	—	—	—	7,683
Stock-based compensation	—	—	39,046	—	—	—	39,046
Shares issued in settlement of certain accrued employee compensation liabilities	3,125,378	—	27,784	—	—	—	27,784
RSU and PSU awards vesting, net of shares withheld for taxes which have been retired	975,408	—	(6,624)	—	—	—	(6,624)
Distributions declared to minority shareholders	—	—	—	—	—	(59,695)	(59,695)
Other noncontrolling interest activity	—	—	—	—	—	(86)	(86)
Net income (loss)	—	—	—	(117,878)	—	18,327	(99,551)
Other comprehensive income (loss), net of tax	—	—	—	—	19,796	—	19,796
Balance at September 30, 2025	135,255,822	$14	$4,994,269	$(443,408)	$(27,115)	$49,275	$4,573,035

For the Six Months Ended September 30, 2024
Balance at March 31, 2024	125,849,088	$13	$4,797,253	$249,432	$(21,268)	$47,074	$5,072,504
Issuance of stock under Employee Stock Purchase Plan	561,888	—	9,657	—	—	—	9,657
Stock-based compensation	—	—	46,037	—	—	—	46,037
Shares issued in settlement of certain accrued employee compensation liabilities	1,755,074	—	28,063	—	—	—	28,063
RSU awards vesting, net of shares withheld for taxes which have been retired	228,277	—	(2,395)	—	—	—	(2,395)
Other noncontrolling interest activity	—	—	—	—	—	(85)	(85)
Net income (loss)	—	—	—	(170,496)	—	27,013	(143,483)
Other comprehensive income (loss), net of tax	—	—	—	—	(818)	—	(818)
Balance at September 30, 2024	128,394,327	$13	$4,878,615	$78,936	$(22,086)	$74,002	$5,009,480

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation

The accompanying condensed consolidated balance sheet at September 30, 2025, the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended September 30, 2025 and 2024, the condensed consolidated statements of cash flows for the six months ended September 30, 2025 and 2024 and the condensed consolidated statements of equity for the three and six months ended September 30, 2025 and 2024 have been prepared by the management of Viasat, Inc. (also referred to hereafter as the Company or Viasat), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended March 31, 2025 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 31, 2025 included in the Company’s Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

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

Contract costs on U.S. Government contracts are subject to audit and review by the Defense Contract Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. Government agencies, as well as negotiations with U.S. Government representatives. As of September 30, 2025, the DCMA had approved the Company’s incurred costs through fiscal year 2022. The DCAA is currently auditing the Company’s fiscal year 2024 recurring incurred cost submission. The Company's cost accounting practices are examined for compliance with the applicable Cost Accounting Standards (CAS). Although the Company has recorded contract revenues subsequent to fiscal year 2022 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. The Company had $15.1 million and $14.8 million as of September 30, 2025 and March 31, 2025, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. Government cost reimbursable contracts (see Note 8 — Commitments and Contingencies for more information).

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Transaction price allocated to remaining performance obligations

The Company’s remaining performance obligations represent the transaction price of firm contracts and orders for which work has not been performed. The Company includes in its remaining performance obligations only those contracts and orders for which it has accepted purchase orders. Remaining performance obligations associated with the Company’s subscribers for fixed consumer and business broadband services in its communication services segment exclude month-to-month service contracts in accordance with a practical expedient and are estimated using a portfolio approach in which the Company reviews all relevant promotional activities and calculates the remaining performance obligation using the average service component for the portfolio and the average time remaining under the contract. The Company’s future recurring in-flight connectivity (IFC) service contracts in its communication services segment do not have minimum service purchase requirements and therefore are not included in the Company’s remaining performance obligations. As of September 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $3.9 billion, of which the Company expects to recognize approximately half over the next 12 months, with the balance recognized thereafter.

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

The following sets forth disaggregated reported revenue by segment and products and services for the three and six months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
	Communication Services	Defense and Advanced Technologies	Total Revenues
	(In thousands)
Service revenues	$769,817	$51,693	$821,510
Product revenues	66,838	252,545	319,383
Total revenues	$836,655	$304,238	$1,140,893

	Six Months Ended September 30, 2025
	Communication Services	Defense and Advanced Technologies	Total Revenues
	(In thousands)
Service revenues	$1,547,015	$100,865	$1,647,880
Product revenues	117,011	547,056	664,067
Total revenues	$1,664,026	$647,921	$2,311,947

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	Three Months Ended September 30, 2024
	Communication Services	Defense and Advanced Technologies	Total Revenues
	(In thousands)
Service revenues	$747,894	$50,420	$798,314
Product revenues	78,491	245,457	323,948
Total revenues	$826,385	$295,877	$1,122,262

	Six Months Ended September 30, 2024
	Communication Services	Defense and Advanced Technologies	Total Revenues
	(In thousands)
Service revenues	$1,514,505	$104,530	$1,619,035
Product revenues	138,667	491,020	629,687
Total revenues	$1,653,172	$595,550	$2,248,722

Revenues from the U.S. Government as an individual customer comprised approximately 17% and 16% of total revenues for the three and six months ended September 30, 2025, respectively, and approximately 18% and 17% of total revenues for the three and six months ended September 30, 2024, respectively. Revenues from the U.S. Government were attributable to each of the communication services segment and defense and advanced technologies segment, with higher revenues from the U.S. Government reported within the Company's communication services segment for each of the three and six months ended September 30, 2025 and 2024.

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

Historically, a portion of the Company’s revenues has been derived from customer contracts that include the development of products. The development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for the Company’s funded development from its customer contracts were approximately 10% of its total revenues for each of the three and six months ended September 30, 2025, and approximately 12% of its total revenues for each of the three and six months ended September 30, 2024, mainly reported within the Company's defense and advanced technologies segment.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following table presents contract assets and liabilities as of September 30, 2025 and March 31, 2025:

	As of September 30, 2025	As of March 31, 2025
	(In thousands)
Unbilled accounts receivable	$175,829	$180,871
Collections in excess of revenues and deferred revenues	288,357	294,034
Deferred revenues, long-term portion	777,631	786,710

Unbilled accounts receivable decreased by $5.0 million during the six months ended September 30, 2025, driven by an increase in billings, primarily attributable to the timing of milestone billings related to IFC systems installations and for certain larger development projects.

Collections in excess of revenues and deferred revenues decreased by $5.7 million during the six months ended September 30, 2025, driven by revenue recognized in excess of advances on goods or services received, primarily attributable to the timing of advance payments in broadband services.

During the three and six months ended September 30, 2025, the Company recognized revenue of $71.7 million and $177.8 million, respectively, that was previously included in the Company’s collections in excess of revenues and deferred revenues at March 31, 2025. During the three and six months ended September 30, 2024, the Company recognized revenue of $39.9 million and $146.2 million, respectively, that was previously included in the Company’s collections in excess of revenues and deferred revenues at March 31, 2024.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (ASC 835-20). With respect to the construction of satellites, gateway and networking equipment and other assets under construction, the Company capitalized $60.4 million and $115.6 million of interest expense for the three and six months ended September 30, 2025, respectively, and $48.6 million and $105.2 million for the three and six months ended September 30, 2024, respectively.

The Company's complementary fleet of 23 in service or operational satellites spans the Ka-, L- and S- bands, with 13 Ka-band satellites, eight high-availability L-band satellites (three of which are contingency L-band satellites that are operational but not currently in commercial service), an S-band satellite that supports the European Aviation Network to provide IFC services to commercial airlines in Europe, and an Inmarsat-6 class hybrid Ka-/L-band satellite (the Inmarsat-6 F1 satellite). In late July 2024, the ViaSat-3 F1 satellite completed in-orbit testing and was integrated into the Company's existing satellite fleet covering the Americas. In May 2025, two Ka-band highly-elliptical earth orbit satellite payloads (GX10A and GX10B) were put in service to provide polar coverage for government customers, with commercial maritime and aviation services anticipated to follow in late fiscal year 2026. Furthermore, the Company has eight additional geostationary earth orbit (GEO) satellites under development or in preparation for launch: two additional high-capacity Ka-band GEO satellites (ViaSat-3 F2 and ViaSat-3 F3), three additional adaptive Ka-band GEO satellites (GX7, GX8 and GX9) and three Inmarsat-8 L-band GEO safety service satellites. In addition to the Company's satellite fleet, the Company has purchased capacity on and has access to additional regional partner satellites. In addition, the Company owns related earth stations and networking equipment for all of its satellites. The Company procures CPE units leased to customers in order to connect to the Company's satellite network as part of the Company’s communication services segment, which are reflected in investing activities and property, equipment and satellites, net in the accompanying condensed consolidated financial statements. The Company depreciates the satellites, earth stations and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites, net, as of September 30, 2025 were $527.1 million and $343.6 million, respectively. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites, net, as of March 31, 2025 were $526.0 million and $328.0 million, respectively.

As a result of the anomalies that occurred with respect to the ViaSat-3 F1 and Inmarsat-6 F2 satellites in fiscal year 2024, the Company recorded a reduction to the carrying value of the satellites of approximately $1.67 billion in fiscal year 2024, which was partially offset by total insurance claim receivables of approximately $770.0 million, and for which the final payment was received in the first quarter of fiscal year 2026.

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

The Company has entered into several cloud computing arrangements that are hosted services contracts mainly as part of projects related to the continuous transformation of technology, integration and implementation of an ERP system. As of September 30, 2025 and March 31, 2025, gross capitalized implementation costs incurred in cloud computing arrangements was $105.6 million and $88.7 million, respectively. As of September 30, 2025 and March 31, 2025, the related accumulated amortization was $23.6 million and $18.4 million, respectively. The Company recognized amortization of capitalized implementation costs of $2.6 million and $5.1 million for three and six months ended September 30, 2025, respectively, and $1.7 million and $3.2 million for the three and six months ended September 30, 2024, respectively.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs related to patents, orbital slots and other licenses of $142.7 million and $129.4 million were included in other assets as of September 30, 2025 and March 31, 2025, respectively. Accumulated amortization related to these assets was $16.9 million and $10.2 million as of September 30, 2025 and March 31, 2025, respectively. Amortization expense related to these assets was $3.5 million and $6.8 million for the three and six months ended September 30, 2025, respectively, and was an insignificant amount for each of the three and six months ended September 30, 2024. If a patent, orbital slot or other license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During the three and six months ended September 30, 2025 and 2024, the Company did not write off any significant costs due to abandonment or impairment.

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense using the effective interest rate method, or, when the results are not materially different, on a straight-line basis over the expected term of the related debt. The Company capitalized zero and $35.6 million of debt issuance costs during the six months ended September 30, 2025 and 2024, respectively. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in (loss) gain on extinguishment of debt, net in the condensed consolidated statements of operations and comprehensive income (loss). If the terms of a financing obligation are amended and accounted for as a debt modification by the Company, fees incurred directly with the lending institution are capitalized and amortized over the remaining contractual term using the effective interest method. Fees incurred with other parties are expensed as incurred. Debt issuance costs related to the Company’s revolving credit facilities (collectively, the Revolving Credit Facilities) are recorded in other long-term assets in the condensed consolidated balance sheets in accordance with the authoritative guidance for imputation of interest (ASC 835-30). Debt issuance costs related to the Company’s senior secured and senior unsecured notes (collectively, the Notes) and senior secured term loan credit facilities (together with the Revolving Credit Facilities, the Credit Facilities) are recorded as a direct deduction from the carrying amount of the related debt, consistent with debt discounts, in accordance with ASC 835-30.

Software development

Costs of developing software for sale are charged to independent research and development (IR&D) expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. As of September 30, 2025 and March 31, 2025, the Company had $816.4 million and $780.3 million, respectively, of capitalized costs related to software developed for resale. Accumulated amortization related to these assets was $534.0 million and $515.8 million as of September 30, 2025 and March 31, 2025, respectively. The Company capitalized $22.6 million and $46.1 million of costs related to software developed for resale for the three and six months ended September 30, 2025, respectively, and $19.0 million and $37.8 million for the three and six months ended September 30, 2024, respectively. Amortization expense for capitalized software development costs was $4.9 million and $19.8 million for the three and six months ended September 30, 2025, respectively, and $15.1 million and $29.4 million for the three and six months ended September 30, 2024, respectively.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Self-insurance and post-retirement medical benefit liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company recorded self-insurance liability for its plans of $5.5 million and $5.9 million as of September 30, 2025 and March 31, 2025, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued and other liabilities in the condensed consolidated balance sheets in accordance with the estimated timing of the projected payments.

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

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At September 30, 2025 and March 31, 2025, no such amounts were accrued related to the aforementioned provisions.

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

In June 2025, TrellisWare declared a cash dividend for a total of $155.7 million. The Company's share of this dividend was $96.0 million. The remaining $59.7 million was recorded as a reduction to noncontrolling interest in subsidiary during the first quarter of fiscal year 2026. Of the portion attributable to noncontrolling interest, $13.8 million and $59.7 million was paid to minority shareholders during the three and six months ended September 30, 2025, respectively.

Common stock held in treasury

As of September 30, 2025 and March 31, 2025, the Company had zero shares of common stock held in treasury.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

During the three months ended September 30, 2025 and 2024, the Company issued 226,081 shares and 150,045 shares of common stock, respectively, and during the six months ended September 30, 2025 and 2024, the Company issued 1,578,052 shares and 370,158 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit (RSU) and performance-based RSU (PSU) agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these RSU and PSU agreements, during the three months ended September 30, 2025 and 2024, the Company repurchased 99,480 shares and 56,243 shares of common stock, respectively, at cost and with a total value of $2.0 million and $1.0 million, respectively. During the six months ended September 30, 2025 and 2024, the Company repurchased 602,644 shares and 141,881 shares of common stock, respectively, at cost and with a total value of $6.6 million and $2.4 million, respectively. Although shares withheld for employee withholding taxes are technically not issued, they are treated as common stock repurchases for accounting purposes (with such shares deemed to be repurchased and then immediately retired), as they reduce the number of shares that otherwise would have been issued upon vesting of the RSUs and PSUs. These retired shares remain as authorized stock and are considered to be unissued. The retirement of treasury stock had no impact on the Company’s total consolidated stockholders’ equity.

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

During the three and six months ended September 30, 2024, the Company recognized a loss of $3.1 million (and related tax benefit of an insignificant amount) and a gain of an insignificant amount (and related tax expense of an insignificant amount), respectively, in other comprehensive income arising from changes in the fair value of the interest rate cap contracts (designated as cash-flow hedging instruments) related to Inmarsat's senior secured term loan facilities. During the three and six months ended September 30, 2024, the Company recorded a decrease of $3.4 million (and related tax benefit of an insignificant amount) and a decrease of $8.1 million (and related tax benefit of $2.0 million), respectively, to other comprehensive income and interest expense, net of the recognition into income of the non-zero hedge inception fair value (based on the nature of the underlying transaction). During the three and six months ended September 30, 2024, the Company received $14.4 million and $28.5 million, respectively, as a result of periodic cash settlements, which was included in operating cash flows in the condensed consolidated statements of cash flows.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Stock-based compensation

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award. Expense for RSUs and stock options is recognized on a straight-line basis over the employee’s requisite service period. Expense for PSUs with a market condition (such as a stock price milestone) (market condition PSUs) that vest is recognized regardless of the actual outcome achieved and is recognized on a graded-vesting basis. Expense for PSUs with a performance condition (such as an operational milestone) (performance condition PSUs) that vest is recorded each period based on a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period and is recognized on a graded-vesting basis. The Company accounts for forfeitures as they occur. The Company recognized $20.1 million and $34.8 million of stock-based compensation expense for the three and six months ended September 30, 2025, respectively. The Company recognized $22.8 million and $42.0 million of stock-based compensation expense for the three and six months ended September 30, 2024, respectively. The Company recognizes excess tax benefits or deficiencies on vesting or settlement of awards as discrete items within income tax benefit or provision within net income (loss) and the related cash flows are classified within operating activities.

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

In May 2025, the FASB issued ASU 2025-04, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. The purpose of this ASU is to reduce diversity in practice and improve the decision usefulness and operability of the guidance for share-based consideration payable to a customer in conjunction with selling goods or services. The new standard will become effective for the Company's interim and annual disclosures beginning in fiscal year 2028. Early adoption is permitted and the new guidance should be applied either on a modified retrospective or a retrospective basis. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The purpose of this ASU is to allow entities to apply a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Topic 606. The new standard will become effective for the Company's interim and annual disclosures beginning in fiscal year 2027. Early adoption is permitted and the new guidance should be applied prospectively. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In September 2025, FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The purpose of this ASU is to modernize the accounting guidance for the costs to develop software for internal use by removing all references to prescriptive and sequential software development project stages and providing further guidance on when an entity is required to start capitalizing eligible costs. The new standard will become effective for the Company's interim and annual disclosures beginning in fiscal year 2029. Early adoption is permitted and the new guidance should be applied either on prospective transition, modified transition or retrospective transition approach. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In September 2025, FASB issued ASU 2025-07, Derivative and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. This ASU expands the scope exception in Topic 815 and clarifies the guidance on share-based noncash consideration from a customer in Topic 606. The new standard will become effective for the Company's interim and annual disclosures beginning in fiscal year 2028. Early adoption is permitted and the new guidance should be applied either prospectively or on a modified retrospective basis. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2 — Composition of Certain Balance Sheet Captions

	As of September 30, 2025	As of March 31, 2025
	(In thousands)
Accounts receivable, net:
Billed	$528,343	$539,522
Unbilled	175,829	180,871
Allowance for doubtful accounts	(21,352)	(20,841)
	$682,820	$699,552
Inventories:
Raw materials	$99,904	$96,893
Work in process	16,495	19,761
Finished goods	162,259	177,289
	$278,658	$293,943
Prepaid expenses and other current assets:
Prepaid expenses	$160,295	$176,694
Other	83,528	105,649
	$243,823	$282,343
Property, equipment and satellites, net:
Equipment and software (estimated useful life of 3-7 years)	$4,012,660	$3,837,083
CPE leased equipment (estimated useful life of 4-7 years)	527,085	525,972
Furniture and fixtures (estimated useful life of 7 years)	56,449	58,153
Leasehold improvements (estimated useful life of 2-20 years)	318,656	313,249
Buildings (estimated useful life of 12-38 years)	15,388	15,388
Land	19,661	19,661
Construction in progress	730,119	722,194
Satellites (estimated useful life of 7-17 years)	3,412,688	3,405,067
Satellite Ka-band capacity obtained under finance leases (estimated useful life of 7-15 years)	338,201	338,201
Satellites under construction	2,380,377	2,205,305
	11,811,284	11,440,273
Less: accumulated depreciation and amortization	(4,526,027)	(4,034,609)
	$7,285,257	$7,405,664
Acquired intangible assets, net:
Contracts and customer relationships (weighted average useful life of 11 years)	$1,433,184	$1,432,562
Orbital slots and spectrum assets (weighted average useful life of 12 years)	1,088,600	1,088,600
Technology (weighted average useful life of 7 years)	224,394	247,921
Trade names (weighted average useful life of 8 years)	114,587	116,949
Other (weighted average useful life of 9 years)	18,615	18,017
	2,879,380	2,904,049
Less: accumulated amortization	(752,484)	(633,272)
	$2,126,896	$2,270,777
Other assets:
Deferred income taxes	$136,546	$160,452
Capitalized software costs, net	282,422	264,492
Patents, orbital slots and other licenses, net	125,832	119,193
Other	312,771	301,641
	$857,571	$845,778
Accrued and other liabilities:
Collections in excess of revenues and deferred revenues	$288,357	$294,034
Accrued employee compensation	110,021	185,556
Accrued vacation	47,088	46,651
Operating lease liabilities	67,591	65,310
Interest payable	50,008	52,183
Other	251,035	264,795
	$814,100	$908,529
Other liabilities:
Deferred revenues, long-term portion	$777,631	$786,710
Deferred income taxes	963,978	1,069,717
Other	307,781	324,726
	$2,049,390	$2,181,153

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

The following tables present the Company's hierarchy for its assets measured at fair value on a recurring basis as of September 30, 2025 and March 31, 2025. The Company had no liabilities measured at fair value on a recurring basis as of both September 30, 2025 and March 31, 2025.

	Fair Value as of September 30, 2025	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$523,356	$523,356	$—	$—
Total assets measured at fair value on a recurring basis	$523,356	$523,356	$—	$—

	Fair Value as of March 31, 2025	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$572,256	$572,256	$—	$—
Total assets measured at fair value on a recurring basis	$572,256	$572,256	$—	$—

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Cash equivalents — The Company’s cash equivalents consist of money market funds, with a significant portion held in U.S. government-backed securities and treasuries.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Long-term debt — As of September 30, 2025, the Company’s long-term debt (including current portion) was comprised of (1) $600.0 million in aggregate principal amount of Viasat's 5.625% Senior Secured Notes due 2027 (the 2027 Notes), $400.0 million in aggregate principal amount of Viasat's 6.500% Senior Notes due 2028 (the 2028 Notes), $1.975 billion in aggregate principal amount of Inmarsat's 9.000% Senior Secured Notes due 2029 (the Inmarsat 2029 Notes), and $733.4 million in aggregate principal amount of Viasat’s 7.500% Senior Notes due 2031 (the 2031 Notes), (2) borrowings under Viasat’s $700.0 million senior secured term loan facility (the 2022 Term Loan Facility), borrowings under Viasat’s $616.7 million senior secured term loan facility (the 2023 Term Loan Facility), borrowings under the 2024 Inmarsat Term Loan Facility, borrowings under Inmarsat’s original senior secured term loan facility (the Original Inmarsat Term Loan Facility and, together with the 2024 Inmarsat Term Loan Facility, the Inmarsat Term Loan Facilities) and borrowings under Viasat’s direct loan facility with the Export-Import Bank of the United States (the Ex-Im Credit Facility), and (3) finance lease obligations reported at the present value of future minimum lease payments with current accrued interest. Long-term debt related to the Revolving Credit Facilities is reported at the outstanding principal amount of borrowings, while long-term debt related to the Company's other Credit Facilities and the Notes is reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s long-term debt related to the Company's variable rate Credit Facilities approximates its carrying amount due to its variable interest rate, which approximates a market interest rate. As of September 30, 2025 and March 31, 2025, the fair value of the Company’s long-term debt related to the Ex-Im Credit Facility was Level 2 and was approximately $9.7 million and $19.2 million, respectively. As of September 30, 2025 and March 31, 2025, the estimated fair value of the Company’s outstanding long-term debt related to each series of Notes was Level 2 and was $597.7 million and $575.0 million, respectively, for the 2027 Notes, $389.5 million and $350.0 million, respectively, for the 2028 Notes, $2.08 billion and $1.82 billion, respectively, for the Inmarsat 2029 Notes, and $685.7 million and $552.8 million, respectively, for the 2031 Notes. As of March 31, 2025, the estimated fair value of Viasat's 5.625% Senior Notes due 2025 (the 2025 Notes) was Level 2 and was $438.6 million. The 2025 Notes were redeemed in full during the first quarter of fiscal year 2026.

Satellite performance incentive obligations — The Company’s contracts with satellite manufacturers require the Company to make monthly in-orbit satellite performance incentive payments with respect to certain satellites in commercial service, including interest, through fiscal year 2028, subject to the continued satisfactory performance of the applicable satellites. The Company records the net present value of these expected future payments as a liability and as a component of the cost of the satellites. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentive obligations on a recurring basis. The fair value of the Company’s outstanding satellite performance incentive obligations is estimated to approximate their carrying value based on current rates (Level 2). As of September 30, 2025 and March 31, 2025, the Company’s estimated satellite performance incentive obligations relating to certain satellites in commercial service, including accrued interest, were $8.5 million and $11.4 million, respectively.

Note 4 — Shares Used In Computing Diluted Net Income (Loss) Per Share

The weighted average number of shares used to calculate basic and diluted net loss per share attributable to Viasat, Inc. common stockholders was the same for the three and six months ended September 30, 2025 and 2024, as the Company incurred a net loss attributable to Viasat, Inc. common stockholders for such periods and inclusion of potentially dilutive weighted average shares of common stock would be antidilutive.

Potentially dilutive weighted average shares excluded from the calculation for the three months ended September 30, 2025 and 2024 consisted of 135,955 shares and 226,428 shares, respectively, related to stock options (other than market-based performance stock options), 268,885 shares and 37,424 shares, respectively, related to market-based performance stock options and market condition PSUs, 4,115,919 shares and 2,852,674 shares, respectively, related to RSUs (other than PSUs), 127,919 shares and 51,698 shares, respectively, related to performance condition PSUs, and 665,602 shares and 995,325 shares, respectively, related to certain terms of the Viasat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Potentially dilutive weighted average shares excluded from the calculation for the six months ended September 30, 2025 and 2024 consisted of 163,271 shares and 224,200 shares, respectively, related to stock options (other than market-based performance stock options), 243,507 shares and 23,667 shares, respectively, related to market-based performance stock options and market condition PSUs, 3,678,524 shares and 3,446,400 shares, respectively, related to RSUs (other than PSUs), 149,544 shares and 27,343 shares, respectively, related to performance condition PSUs, and 1,661,895 shares and 1,331,372 shares, respectively, related to certain terms of the Viasat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan.

Note 5 — Goodwill and Acquired Intangible Assets

During each of the six months ended September 30, 2025 and 2024, the insignificant increase in the Company’s goodwill was primarily related to foreign currency translation effect, mainly in the Company's communication services segment.

Acquired intangible assets are amortized using the straight-line method over their estimated useful lives of two to 12 years (which approximates the economic pattern of benefit). Amortization expense related to acquired intangible assets was $65.1 million and $66.0 million for the three months ended September 30, 2025 and 2024, respectively, and $130.8 million and $132.2 million for the six months ended September 30, 2025 and 2024, respectively.

Goodwill by segments as of September 30, 2025 and March 31, 2025 was as follows:

	As of September 30, 2025	As of March 31, 2025
	(In thousands)
Communication services	$1,585,542	$1,582,083
Defense and advanced technologies	40,536	40,049
Total	$1,626,078	$1,622,132

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 6 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of September 30, 2025 and March 31, 2025:

	As of September 30, 2025	As of March 31, 2025
	(In thousands)
2022 Term Loan Facility	$677,250	$680,750
2023 Term Loan Facility	604,366	607,450
Original Inmarsat Term Loan Facility	300,000	300,000
2024 Inmarsat Term Loan Facility	1,280,500	1,287,000
Ex-Im Credit Facility(1)	9,826	19,652
Inmarsat Revolving Credit Facility	—	—
Viasat Revolving Credit Facility	—	—
2025 Notes (2)	—	442,550
2027 Notes	600,000	600,000
2028 Notes	400,000	400,000
Inmarsat 2029 Notes	1,975,000	1,975,000
2031 Notes	733,400	733,400
Finance lease obligations (see Note 1)	150,701	158,473
Total debt	6,731,043	7,204,275
Unamortized discount, debt issuance costs and fair value adjustments made in purchase accounting	(146,808)	(168,166)
Less: current portion of long-term debt	49,503	503,825
Total long-term debt	$6,534,732	$6,532,284

(1)
Subsequent to the second quarter of fiscal year 2026, the Ex-Im Credit Facility was fully repaid at maturity on October 15, 2025.
(2)
On May 2, 2025, the 2025 Notes were redeemed in full.

2022 Term Loan Facility

In March 2022, the Company entered into the $700.0 million 2022 Term Loan Facility, which was fully drawn at closing and matures on March 4, 2029. At September 30, 2025, the Company had $677.3 million in principal amount of outstanding borrowings under the 2022 Term Loan Facility.

Borrowings under the 2022 Term Loan Facility are required to be repaid in quarterly installments of $1.75 million each, which commenced on September 30, 2022, followed by a final installment of $654.5 million at maturity. Borrowings under the 2022 Term Loan Facility bear interest, at the Company’s option, at either (1) a base rate equal to the greater of the administrative agent’s prime rate as announced from time to time, the federal funds effective rate plus 0.50%, and the forward-looking term SOFR rate administered by CME for a one-month interest period plus 1.00%, subject to a floor of 1.50% for the initial term loans, plus an applicable margin of 3.50%, or (2) the forward-looking term SOFR rate administered by CME for the applicable interest period, subject to a floor of 0.50% for the initial term loans, plus an applicable margin of 4.50%. As of September 30, 2025, the effective interest rate on the Company’s outstanding borrowings under the 2022 Term Loan Facility was 9.31%. The 2022 Term Loan Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the 2022 Term Loan Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of September 30, 2025, none of the Company’s subsidiaries guaranteed the 2022 Term Loan Facility.

The 2022 Term Loan Facility contains covenants that restrict, among other things, the ability of Company and its restricted subsidiaries to incur additional debt, grant liens, sell assets, make investments, pay dividends and make certain other restricted payments. The Company was in compliance with its covenants under the 2022 Term Loan Facility as of September 30, 2025.

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

2023 Term Loan Facility

In connection with the closing of the Inmarsat Acquisition in May 2023, the Company entered into the $616.7 million 2023 Term Loan Facility, which was fully drawn at closing and matures on May 30, 2030. At September 30, 2025, the Company had $604.4 million in principal amount of outstanding borrowings under the 2023 Term Loan Facility.

Borrowings under the 2023 Term Loan Facility are required to be repaid in quarterly installments of $1.5 million each, which commenced on December 31, 2023, followed by a final installment of $576.6 million at maturity. Borrowings under the 2023 Term Loan Facility bear interest, at the Company's option, at either (1) a base rate equal to the greater of the administrative agent’s prime rate as announced from time to time, the federal funds effective rate plus 0.50%, and the forward-looking term SOFR rate administered by CME for a one-month interest period plus 1.00%, subject to a floor of 1.50% for the initial term loans, plus an applicable margin of 3.50%, or (2) the forward-looking term SOFR rate administered by CME for the applicable interest period, subject to a floor of 0.50% for the initial term loans, plus an applicable margin of 4.50%, plus a credit spread adjustment ranging from 0.11% to 0.43%. As of September 30, 2025, the effective interest rate on the Company’s outstanding borrowings under the 2023 Term Loan Facility was 9.74%. The 2023 Term Loan Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the 2023 Term Loan Facility) and secured by substantially all of the Company’s assets and any such subsidiaries' assets. As of September 30, 2025, none of the Company’s subsidiaries guaranteed the 2023 Term Loan Facility.

The 2023 Term Loan Facility contains covenants that restrict, among other things, the ability of Company and its restricted subsidiaries to incur additional debt, grant liens, sell assets, make investments, pay dividends and make certain other restricted payments. The Company was in compliance with its covenants under the 2023 Term Loan Facility as of September 30, 2025.

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

Inmarsat Secured Credit Facilities

In March 2024, Inmarsat amended its then-existing senior secured credit facilities to (among other matters): (1) establish the $1.3 billion 2024 Inmarsat Term Loan Facility, the proceeds of which, together with cash on hand, were used to repay approximately $1.38 billion of the outstanding borrowings under the Original Inmarsat Term Loan Facility, resulting in $300.0 million in principal amount of borrowings remaining outstanding under the Original Inmarsat Term Loan Facility at the closing of the amendment, and (2) replace the prior $700.0 million revolving credit facility with a new $550.0 million revolving line of credit (including up to $100.0 million of letters of credit) (the Inmarsat Revolving Credit Facility and, together with the 2024 Inmarsat Term Loan Facility and the Original Inmarsat Term Loan Facility, the Inmarsat Secured Credit Facilities). The maturity date for the Original Inmarsat Term Loan Facility is December 12, 2026, and for the 2024 Inmarsat Term Loan Facility is September 28, 2029. The Inmarsat Revolving Credit Facility matures on the earlier of March 28, 2027 and (if more than $100.0 million of borrowings are outstanding under the Original Inmarsat Term Loan Facility) the date that is 91 days prior to the maturity of the Original Inmarsat Term Loan Facility. As of September 30, 2025, Inmarsat had $1.3 billion in principal amount of outstanding borrowings under the 2024 Inmarsat Term Loan Facility and $300.0 million in principal amount of outstanding borrowings under the Original Inmarsat Term Loan Facility. As of September 30, 2025, the Inmarsat Revolving Credit Facility was undrawn and there were no amounts outstanding under standby letters of credit, leaving borrowing availability under the Inmarsat Revolving Credit Facility of $550.0 million.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Borrowings under the 2024 Inmarsat Term Loan Facility are required to be repaid in quarterly installments of $3.25 million each, which commenced in June 2024, followed by a final installment of $1.23 billion at maturity. As a result of the voluntary prepayments at the closing of the amendment, all quarterly amortization installments with respect to the Original Inmarsat Term Loan Facility have been reduced to zero, with the only remaining scheduled principal repayment being a final installment of $300.0 million at the maturity date on December 12, 2026.

Borrowings under the Inmarsat Secured Credit Facilities: (1) in the case of borrowings denominated in U.S. Dollars, bear interest, at Inmarsat's option, at either (i) the highest of (x) for the Original Inmarsat Term Loan Facility, the greater of the federal funds rate or the overnight banking fund rate for such day plus 0.50% and for the 2024 Inmarsat Term Loan Facility, the federal funds rate plus 0.50%, (y) the forward-looking one-month term SOFR rate plus 1.00% or (z) the administrative agent's prime rate as announced from time to time, or (ii) the forward-looking term SOFR rate for the applicable interest period (subject to, in the case of the 2024 Inmarsat Term Loan Facility, a floor of 0.50% per annum, in the case of the Inmarsat Revolving Credit Facility, a floor of 0.00% per annum and, in the case of the Original Inmarsat Term Loan Facility, a floor of 1.00% per annum), and (2) in the case of borrowings denominated in available currencies other than U.S. Dollars, bear interest based upon the applicable benchmark for such currencies (as described in the Inmarsat Secured Credit Facilities) plus, in all cases, an applicable margin. The applicable margin for the Original Inmarsat Term Loan Facility is 2.50% per annum for base rate loans and 3.50% per annum for SOFR loans. The applicable margin for the 2024 Inmarsat Term Loan Facility is 3.50% per annum for base rate loans and 4.50% per annum for SOFR loans. The applicable margin for borrowings under the Inmarsat Revolving Credit Facility is based on Inmarsat’s total net leverage ratio and ranges between 1.50% and 2.25% per annum for base rate loans and 2.50% and 3.25% per annum for SOFR loans. As of September 30, 2025, the effective interest rate on the Company's outstanding borrowings under the Inmarsat Term Loan Facilities was approximately 10.14%. The Inmarsat Secured Credit Facilities are required to be guaranteed by certain material Inmarsat subsidiaries and secured by substantially all of the assets of the Inmarsat borrowers and subsidiary guarantors.

The Inmarsat Secured Credit Facilities contain covenants that restrict, among other things, Inmarsat’s ability to incur additional debt, grant liens, sell assets, make investments and acquisitions, pay dividends and make certain other restricted payments. In addition, covenants regarding Inmarsat’s total net leverage ratio and interest coverage ratio apply to the Inmarsat Revolving Credit Facility. The borrowers under the Inmarsat Secured Credit Facilities were in compliance with the covenants under the Inmarsat Secured Credit Facilities as of September 30, 2025.

Borrowings under the Inmarsat Term Loan Facilities are recorded as current portion of long-term debt and as other long-term debt, net of unamortized discount, unamortized fair value adjustment made in purchase accounting and debt issuance costs, in the Company’s condensed consolidated financial statements. The 2024 Inmarsat Term Loan Facility was issued with an original issue discount of 2.00%.

Ex-Im Credit Facility

The Ex-Im Credit Facility originally provided a $362.4 million senior secured direct loan facility, which was fully drawn. Of the $362.4 million in principal amount of borrowings made under the Ex-Im Credit Facility, $321.2 million was used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remaining $41.2 million used to finance the total exposure fees incurred under the Ex-Im Credit Facility (which included all previously accrued completion exposure fees). As of September 30, 2025, the Company had $9.8 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility. Subsequent to the second quarter of fiscal year 2026, the Ex-Im Credit Facility was fully repaid at maturity on October 15, 2025.

Borrowings under the Ex-Im Credit Facility bore interest at a fixed rate of 2.38%, payable semi-annually in arrears. The effective interest rate on the Company’s outstanding borrowings under the Ex-Im Credit Facility, which took into account timing and amount of borrowings and payments, exposure fees, debt issuance costs and other fees, was 4.54%.

The Ex-Im Credit Facility contained covenants regarding Viasat’s maximum total leverage ratio and minimum interest coverage ratio. In addition, the Ex-Im Credit Facility contained covenants that restricted, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company was in compliance with its covenants under the Ex-Im Credit Facility as of September 30, 2025.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Borrowings under the Ex-Im Credit Facility were recorded as current portion of long-term debt, net of unamortized discount and debt issuance costs, in the Company’s condensed consolidated financial statements. The discount of $42.3 million (consisting of the initial $6.0 million pre-exposure fee, $35.3 million of completion exposure fees, and other customary fees) and deferred financing cost associated with the issuance of the borrowings under the Ex-Im Credit Facility were amortized to interest expense on an effective interest rate basis over the weighted average term of the Ex-Im Credit Facility and in accordance with the related payment obligations.

Viasat Revolving Credit Facility

As of September 30, 2025, Viasat's revolving credit facility (the Viasat Revolving Credit Facility) provided a $647.5 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of the earliest of (A) August 24, 2028 and (B) the springing maturity date (as defined in the Viasat Revolving Credit Agreement, which is effectively 91 days prior to the maturity date of certain material debt for borrowed money of Viasat and its subsidiaries to the extent certain conditions have not been satisfied as of such date). As of September 30, 2025, the Viasat Revolving Credit Facility was undrawn and there was $50.6 million outstanding under standby letters of credit, leaving borrowing availability under the Viasat Revolving Credit Facility of $596.9 million.

Borrowings under the Viasat Revolving Credit Facility bear interest, at the Company’s option, at either (1) the highest of the federal funds rate plus 0.50%, forward-looking term SOFR (as defined in the definitive credit agreement governing the Viasat Revolving Credit Facility) for an interest period of one month plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) forward-looking term SOFR (not to be less than 0.00% per annum), plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. The Company has capitalized certain amounts of interest expense on the Viasat Revolving Credit Facility in connection with the construction of various assets during the construction period. The Viasat Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Viasat Revolving Credit Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of September 30, 2025, none of the Company’s subsidiaries guaranteed the Viasat Revolving Credit Facility.

The Viasat Revolving Credit Facility contains covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Viasat Revolving Credit Facility contains covenants that restrict, among other things, the Company’s ability to incur additional debt, grant liens, sell assets, make investments and acquisitions, make capital expenditures, pay dividends and make certain other restricted payments. The Company was in compliance with its covenants under the Viasat Revolving Credit Facility as of September 30, 2025.

Senior Notes

Senior Notes due 2025; Discharge of Indenture and Gain (Loss) on Extinguishment of Debt

In September 2017, the Company issued $700.0 million in principal amount of 2025 Notes in a private placement to institutional buyers. During the second quarter of fiscal year 2025, the Company repurchased $257.5 million in aggregate principal amount of 2025 Notes in open market transactions. As a result, during the three and six months ended September 30, 2024, the Company recorded a gain of an insignificant amount in (loss) gain on extinguishment of debt, net in the condensed consolidated statement of operations and comprehensive income (loss). On May 2, 2025, the Company redeemed all of the remaining $442.6 million in principal amount of 2025 Notes at a redemption price of 100% of the principal amount so redeemed plus accrued and unpaid interest thereon to the redemption date, and the indenture governing the 2025 Notes was satisfied and discharged in accordance with its terms. As a result of the redemption of the 2025 Notes in the first quarter of fiscal year 2026, during the six months ended September 30, 2025, the Company recorded a loss of an insignificant amount in loss (gain) on extinguishment of debt, net in the condensed consolidated statement of operations and comprehensive income (loss). The 2025 Notes bore interest at the rate of 5.625% per year, payable semi-annually in cash in arrears, and were recorded as current portion of long-term debt, net of debt issuance costs, as of March 31, 2025 in the Company’s condensed consolidated financial statements.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Inmarsat Senior Secured Notes due 2026; Discharge of Indenture and Loss on Extinguishment of Debt

In October 2019, certain subsidiaries of Inmarsat Holdings issued $2.08 billion in principal amount of Inmarsat's 6.750% Senior Secured Notes due 2026 (the Inmarsat 2026 Notes) in a private placement to institutional buyers. In July 2024, Inmarsat repurchased $101.7 million in aggregate principal amount of Inmarsat 2026 Notes in open market transactions. As a result, during the three and six months ended September 30, 2024, the Company recorded a loss of $3.7 million in loss (gain) on extinguishment of debt, net in the condensed consolidated statement of operations and comprehensive income (loss).

On October 1, 2024, Inmarsat used the net proceeds from the issuance of the Inmarsat 2029 Notes, together with cash on hand, to redeem all of the remaining $1.97 billion in principal amount of Inmarsat 2026 Notes at a redemption price of 100% of the principal amount so redeemed, plus accrued and unpaid interest thereon to the redemption date, and the indenture governing the Inmarsat 2026 Notes was satisfied and discharged in accordance with its terms.

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

The 2027 Notes are required to be guaranteed on a senior secured basis by each of the Company’s existing and future subsidiaries that guarantees the Viasat Revolving Credit Facility. As of September 30, 2025, none of the Company’s subsidiaries guaranteed the 2027 Notes. The 2027 Notes are secured, equally and ratably with the 2022 Term Loan Facility, the 2023 Term Loan Facility, the Viasat Revolving Credit Facility and any future parity lien debt, by liens on substantially all of the Company’s and such subsidiaries' assets.

The 2027 Notes are the Company’s general senior secured obligations and rank equally in right of payment with all of its existing and future unsubordinated debt. The 2027 Notes are effectively senior to all of the Company’s existing and future unsecured debt (including the 2028 Notes and the 2031 Notes) as well as to all of any permitted junior lien debt that may be incurred in the future, in each case to the extent of the value of the assets securing the 2027 Notes. The 2027 Notes are effectively subordinated to any obligations that are secured by liens on assets that do not constitute a part of the collateral securing the 2027 Notes (such as the Inmarsat 2029 Notes), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2027 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

The 2028 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Viasat Revolving Credit Facility. As of September 30, 2025, none of the Company’s subsidiaries guaranteed the 2028 Notes. The 2028 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2028 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2028 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

The 2031 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Viasat Revolving Credit Facility. As of September 30, 2025, none of the Company’s subsidiaries guaranteed the 2031 Notes. The 2031 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2031 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2031 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

Note 7 — Related-Party Transactions

In the normal course of business, the Company engages in transactions with its equity method investments (Navarino UK and JSAT Mobile), which are considered related-party transactions. The Company recognized revenue from Navarino UK and JSAT Mobile in the amounts of $15.5 million and $17.0 million for the three months ended September 30, 2025 and 2024, respectively, and $32.4 million and $33.8 million for the six months ended September 30, 2025 and 2024, respectively. The Company received cash of $17.1 million and $16.9 million from Navarino UK and JSAT Mobile for the three months ended September 30, 2025 and 2024, respectively, and $32.4 million and $36.2 million for the six months ended September 30, 2025 and 2024, respectively. Accounts receivable from Navarino UK and JSAT Mobile was $8.5 million as of both September 30, 2025 and March 31, 2025.

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

The Company has contracts with various U.S. Government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. Government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. Government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. Government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. As of September 30, 2025, the DCMA had approved the Company’s incurred costs through fiscal year 2022. The DCAA is currently auditing the Company's fiscal year 2024 recurring incurred cost submission. The Company's cost accounting practices are examined for compliance with the applicable CAS. Although the Company has recorded contract revenues subsequent to fiscal year 2022 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. The Company had $15.1 million and $14.8 million as of September 30, 2025 and March 31, 2025, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. Government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on the status of the related contracts.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

In June 2025, Inmarsat agreed to a binding term sheet with Ligado Networks (Ligado) and AST & Science, LLC to settle Inmarsat's opposition to Ligado’s planned restructuring. Under the conditions set forth in the term sheet, the Company anticipates receiving $568 million from Ligado in fiscal year 2026, consisting of (i) a $420 million lump sum payment on October 31, 2025, (ii) a $100 million lump sum payment on March 31, 2026 and (iii) a resumption of quarterly payments of approximately $16 million, which started on September 30, 2025, with an annual escalator of 3% for the life of the contract (through 2107). On September 30, 2025, the Company received a $16.0 million quarterly payment and, subsequent to the second quarter of fiscal year 2026, based on the expiration of certain conditions, the Company received the lump sum payment of $420.0 million from Ligado.

In September 2023, the Company settled certain pending litigation. Under the terms of the settlement and licensing agreement, the Company receives certain payments, which may vary based on sales of licensed products. In the first quarter of fiscal year 2026 and 2025, the Company received payments of approximately $30.8 million and $41.7 million, respectively, which were recognized as product revenues in the Company’s defense and advanced technologies segment for the six months ended September 30, 2025 and 2024, respectively. The Company may from time to time receive additional licensing and royalty payments under the settlement and licensing agreement.

Note 9 — Income Taxes

For the three and six months ended September 30, 2025, the Company recorded an income tax provision of $10.9 million and $17.5 million, respectively, resulting in effective tax rates of negative 24% and negative 19%, respectively. For the three and six months ended September 30, 2024, the Company recorded an income tax provision of $5.9 million and $7.1 million, respectively, resulting in effective tax rates of negative 5% for each of the periods. The effective tax rates for all periods differed from the U.S. statutory rate primarily due to a U.S. valuation allowance and foreign tax rate differences.

The Company's total valuation allowance increased from $430.5 million at March 31, 2025 to $459.0 million at September 30, 2025 relating to carryforwards for federal, state, and foreign net operating losses, federal and state research and development tax credits, and foreign tax credits.

For the three and six months ended September 30, 2025, the Company’s gross unrecognized tax benefits increased by $3.2 million and $7.3 million, respectively, and interest and penalties decreased by $2.3 million and $1.4 million, respectively. Of the total $195.5 million gross unrecognized tax benefits at September 30, 2025, $14.2 million would reduce the Company's annual effective tax rate if recognized based on the Company's valuation allowance position at September 30, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the U.S. The OBBBA includes a broad range of material business tax reforms, such as 100% bonus depreciation, expensing of U.S.-based research and development, modification of the interest expense limitation, and modification of various U.S. international tax provisions. For the three and six months ended September 30, 2025, the tax law changes resulted in approximately $6.5 million of incremental non-cash tax expense to increase the Company’s U.S. valuation allowance due to material changes in the Company’s mix of gross deferred tax assets and liabilities. Additionally, the tax law changes increased prepaid income taxes associated with the Company's majority-owned subsidiary as of September 30, 2025 primarily due to the accelerated amortization of research and development expenses that were previously capitalized for tax purposes with corresponding savings to cash taxes. The Company will continue to evaluate the impacts of the tax law changes as further guidance becomes available.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Segment revenues, expenses and operating profits (losses) for the three and six months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended		Six Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(In thousands)
Revenues:
Communication services
Aviation services	$300,732	$261,987	$593,624	$519,142
Government satcom services	195,800	179,875	387,568	363,748
Maritime services	117,594	121,179	235,395	245,126
Fixed services and other services	155,691	184,853	330,428	386,489
Total services	769,817	747,894	1,547,015	1,514,505
Total products	66,838	78,491	117,011	138,667
Total communication services revenues	836,655	826,385	1,664,026	1,653,172
Defense and advanced technologies
Total services	51,693	50,420	100,865	104,530
Information security and cyber defense products	94,928	83,548	197,076	139,055
Space and mission systems products	78,231	78,782	166,204	152,088
Tactical networking products	74,193	80,034	142,472	151,444
Advanced technologies and other products	5,193	3,093	41,304	48,433
Total products	252,545	245,457	547,056	491,020
Total defense and advanced technologies revenues	304,238	295,877	647,921	595,550
Elimination of intersegment revenues	—	—	—	—
Total revenues	$1,140,893	$1,122,262	$2,311,947	$2,248,722
Expenses:
Communication services
Depreciation	$240,219	$261,070	$486,968	$499,463
Stock-based compensation expense	12,490	13,483	20,802	25,578
Other than acquired intangible assets amortization (1)	4,739	10,969	18,748	21,709
Acquisition and transaction related expenses	3,480	29,685	11,354	31,471
Other segment items (2)	504,342	511,645	1,013,893	1,033,479
Total communication services expenses (3)	765,270	826,852	1,551,765	1,611,700
Defense and advanced technologies
Depreciation	12,451	11,731	23,403	23,138
Stock-based compensation expense	7,632	9,300	14,027	16,387
Other than acquired intangible assets amortization (1)	6,650	4,872	11,543	9,321
Acquisition and transaction related expenses	1,600	4,865	3,451	5,380
Other segment items (2)	246,446	223,296	494,501	415,500
Total defense and advanced technologies expenses (3)	274,779	254,064	546,925	469,726
Total expenses	$1,040,049	$1,080,916	$2,098,690	$2,081,426
Operating profits (losses):
Communication services	$71,385	$(467)	$112,261	$41,472
Defense and advanced technologies	29,459	41,813	100,996	125,824
Elimination of intersegment operating profits (losses)	—	—	—	—
Segment operating profit (loss) before corporate	100,844	41,346	213,257	167,296
Corporate:
Amortization of acquired intangible assets	(65,069)	(66,024)	(130,810)	(132,239)
Interest income	12,525	23,896	26,815	46,688
Interest expense	(93,487)	(115,340)	(193,844)	(221,116)
(Loss) gain on extinguishment of debt, net	—	(3,200)	(288)	(3,200)
Other income (expense), net	—	—	(5,164)	—
Income (loss) before income taxes	$(45,187)	$(119,322)	$(90,034)	$(142,571)

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
(3)
For the three and six months ended September 30, 2025, IR&D expense and related activities, including allocable depreciation, stock-based compensation and other expenses were $21.7 million and $40.8 million, respectively, for the communication services segment, and $20.6 million and $35.6 million, respectively, for the defense and advanced technologies segment. For the three and six months ended September 30, 2024, IR&D expense and related activities, including allocable depreciation, stock-based compensation and other expenses were $19.7 million and $45.5 million, respectively, for the communication services segment, and $13.7 million and $26.5 million, respectively, for the defense and advanced technologies segment.

The CODM is not regularly provided assets on a segment basis, therefore, such information is not presented.

Revenues by geographic area for the three and six months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended		Six Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(In thousands)
U.S. customers	$779,662	$776,785	$1,594,995	$1,553,280
Non-U.S. customers (each country individually insignificant)	361,231	345,477	716,952	695,442
Total revenues	$1,140,893	$1,122,262	$2,311,947	$2,248,722

The Company distinguishes revenues from external customers by geographic area based on customer location.

Note 11 — Subsequent Events

Subsequent to the second quarter of fiscal year 2026, the Ex-Im Credit Facility was fully repaid at maturity on October 15, 2025.

Subsequent to the second quarter of fiscal year 2026, based on the expiration of certain conditions, the Company received the lump sum payment of $420.0 million from Ligado.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements regarding projections of earnings, revenue, costs or other financial items; anticipated trends in our business or key markets; growth opportunities; the ability to successfully compete in our target markets and durability or strengthening of competitive advantages; the construction, completion, testing, launch, commencement of commercial service, expected performance and benefits of satellites and satellite payloads (including satellites planned or under construction) and the timing thereof; the expected capacity, coverage, service speeds and other features of our satellites, and the cost, economics and benefits associated therewith; anticipated subscriber growth; introduction and integration of multi-orbit capabilities; future economic conditions; the development, customer acceptance and anticipated performance of our technologies, products or services; plans, objectives and strategies for future operations; ability to drive capital efficiency and improved resource utilization; the number of additional aircraft or vessels anticipated to be put into service with our connectivity systems; expected revenue streams from the Ligado settlement; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ materially include: our ability to realize the anticipated benefits of any existing or future satellite; unexpected expenses related to our satellite projects; risks associated with the construction, launch and operation of satellites, including the effect of any anomaly, launch, operational or deployment failure or degradation in satellite performance; capacity constraints in our business in the lead-up to the launch of services on new satellites; increasing levels of competition in our target markets; our ability to successfully implement our business plan on our anticipated timeline or at all; our ability to successfully develop, introduce and sell new technologies, products and services; audits by the U.S. Government; changes in the global business environment and economic conditions (including a continued shutdown of the U.S. government); delays in approving U.S. Government budgets and cuts in government defense expenditures; our reliance on U.S. Government contracts, and on a small number of contracts which account for a significant percentage of our revenues; reduced demand for products and services as a result of continued constraints on capital spending by customers; changes in relationships with, or the financial condition of, key customers or suppliers; our reliance on a limited number of third parties to manufacture and supply our products; introduction of new technologies and other factors affecting the communications and defense industries generally; the effect of adverse regulatory changes (including changes affecting spectrum availability or permitted uses) on our ability to sell or deploy our products and services; changes in the way others use spectrum; our inability to access additional spectrum, use spectrum for additional purposes, and/or operate satellites at additional orbital locations; competing uses of the same spectrum or orbital locations that we utilize or seek to utilize; the effect of changes to global tax laws; our level of indebtedness and ability to comply with applicable debt covenants; our involvement in litigation, including intellectual property claims and litigation to protect our proprietary technology; compliance by Ligado with the terms of the Ligado settlement; our dependence on a limited number of key employees; and other factors identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 and under the heading “Risk Factors” in Part II, Item 1A of this report, elsewhere in this report and our other filings with the Securities and Exchange Commission (the SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

The following are the primary business lines in our communication services segment:

•
Aviation, which includes industry-leading in-flight connectivity (IFC) services, narrowband safety operational data services and other complementary services and applications for commercial aircraft, business jets and unmanned aircraft. As of September 30, 2025, we had our IFC systems installed and in service on approximately 4,370 commercial aircraft (of which approximately 120 were inactive at quarter end, mostly due to standard aircraft maintenance) and approximately 2,080 business jets with Ka-band communication services. We anticipate that approximately 1,470 additional commercial aircraft will be put into service with our IFC systems under existing customer agreements with commercial airlines. However, due to the nature of commercial airline contracts and other factors, such as original equipment manufacturer (OEM) delays, there can be no assurance that anticipated IFC services will be activated on all such additional commercial aircraft.
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
•
Maritime, which includes high-quality, resilient satellite-based broadband and narrowband communications services around the globe to commercial shipping fleets, offshore service vessel operators and commercial fishing companies, as well as NexusWave, a fully managed multi-layer connectivity service for merchant shipping companies. As of September 30, 2025, we provided Ka-band communication services to approximately 13,650 vessels.
•
Fixed services and other, which includes high-speed, high-quality, reliable fixed broadband internet services to businesses and residential users (primarily in the United States as well as in various countries in Europe and Latin America), enterprise connectivity solutions, Internet-of-Things and other narrowband services (such as L-band managed services that enable real-time machine-to-machine position or high-value asset tracking), energy services, and prepaid internet services that provide innovative, affordable, satellite-based connectivity in communities that have little or no access to the internet. As of September 30, 2025, our U.S. fixed broadband business had approximately 157,000 subscribers with an average monthly revenue per user of $113.

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

Performance obligations related to developing and delivering complex equipment built to customer specifications under long-term contracts are recognized over time as these performance obligations do not create assets with an alternative use to us and we have an enforceable right to payment for performance to date. To measure the transfer of control, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for our contracts because that best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Estimating the total costs at completion of a performance obligation requires management to make estimates related to items such as subcontractor performance, material costs and availability, labor costs and productivity and the costs of overhead. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recognized in the period the loss is determined. A one percent variance in our future cost estimates on open fixed-price contracts as of September 30, 2025 would change our income (loss) before income taxes by an insignificant amount.

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

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded for the three and six months ended September 30, 2025 and 2024.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues:	100%	100%	100%	100%
Service revenues	72	71	71	72
Product revenues	28	29	29	28
Operating expenses:
Cost of service revenues	45	47	45	47
Cost of product revenues	21	22	21	19
Selling, general and administrative	21	24	22	23
Independent research and development	4	3	3	3
Amortization of acquired intangible assets	6	6	6	6
Income (loss) from operations	3	(2)	4	2
Interest (expense) income, net	(7)	(8)	(7)	(8)
Income (loss) before income taxes	(4)	(11)	(4)	(6)
(Provision for) benefit from income taxes	(1)	(1)	(1)	—
Net income (loss)	(5)	(11)	(4)	(6)
Net income (loss) attributable to Viasat, Inc.	(5)	(12)	(5)	(8)

Three Months Ended September 30, 2025 vs. Three Months Ended September 30, 2024

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2025	September 30, 2024	Increase (Decrease)	Increase (Decrease)
Service revenues	$821.5	$798.3	$23.2	3%
Product revenues	319.4	323.9	(4.6)	(1)%
Total revenues	$1,140.9	$1,122.3	$18.6	2%

Our total revenues increased by $18.6 million as a result of a $23.2 million increase in service revenues, partially offset by a $4.6 million decrease in product revenues. The increase in service revenues was primarily driven by increases of $21.9 million in our communication services segment and $1.3 million in our defense and advanced technologies segment. The decrease in product revenues was primarily driven by an $11.7 million decrease in our communication services segment, partially offset by a $7.1 million increase in our defense and advanced technologies segment.

Cost of revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2025	September 30, 2024	Increase (Decrease)	Increase (Decrease)
Cost of service revenues	$514.9	$531.6	$(16.7)	(3)%
Cost of product revenues	241.1	243.5	(2.4)	(1)%
Total cost of revenues	$756.0	$775.1	$(19.1)	(2)%

Cost of revenues decreased by $19.1 million due to decreases of $16.7 million in cost of service revenues and $2.4 million in cost of product revenues. The decrease in cost of service revenues was primarily attributable to improved margins, mainly in our communication services segment. The decrease in cost of product revenues was primarily a result of decreased product revenues in our communication services segment, reflecting the sale of our energy services system integration business in December 2024.

Selling, general and administrative expenses

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2025	September 30, 2024	Increase (Decrease)	Increase (Decrease)
Selling, general and administrative	$241.8	$272.4	$(30.7)	(11)%

The $30.7 million decrease in selling, general and administrative (SG&A) expenses was primarily driven by a decrease of $30.1 million in support costs, mainly in our communication services segment. SG&A expenses are comprised primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, acquisition and transaction related expenses, facilities, finance, contract administration and general management.

Independent research and development

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2025	September 30, 2024	Increase (Decrease)	Increase (Decrease)
Independent research and development	$42.3	$33.4	$8.9	27%

The $8.9 million increase in independent research and development (IR&D) expenses was primarily a result of increased IR&D efforts supporting next-generation encryption and space and mission systems products, and Direct-to-Device (D2D) growth initiatives in our defense and advanced technologies segment.

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to 12 years. Amortization of acquired intangible assets remained relatively flat year-over-year.

Interest income

The $11.4 million decrease in interest income for the three months ended September 30, 2025 compared to the prior year period was primarily due to lower interest earned as a result of lower average invested balance in combination with lower interest rates.

Interest expense

The $21.9 million decrease in interest expense for the three months ended September 30, 2025 compared to the prior year period was primarily as a result of the increase in capitalized interest and our decreased level of indebtedness compared to the prior year period, as we redeemed Viasat's 5.625% Senior Notes due 2025 (the 2025 Notes) in full in early May 2025.

Income taxes

For the three months ended September 30, 2025, we recorded an income tax provision of $10.9 million, resulting in an effective tax rate of negative 24%. For the three months ended September 30, 2024, we recorded an income tax provision of $5.9 million, resulting in an effective tax rate of negative 5%. The effective tax rates for both periods differed from the U.S. statutory rate primarily due to a U.S. valuation allowance and foreign tax rate differences.

Segment Results for the Three Months Ended September 30, 2025 vs. Three Months Ended September 30, 2024

Communication services segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2025	September 30, 2024	Increase (Decrease)	Increase (Decrease)
Segment service revenues	$769.8	$747.9	$21.9	3%
Segment product revenues	66.8	78.5	(11.7)	(15)%
Total segment revenues	$836.7	$826.4	$10.3	1%

Our communication services segment revenues increased by $10.3 million due to a $21.9 million increase in segment service revenues, partially offset by a $11.7 million decrease in segment product revenues. The increase in segment service revenues was primarily due to a $38.7 million increase in aviation services and a $15.9 million increase in government satcom services, partially offset by an expected decrease in revenues of $29.2 million from fixed services and other, as we continued to allocate a greater proportion of our bandwidth to our IFC business in preference to our U.S. fixed services business due to bandwidth constraints, as well as a $3.6 million decrease in maritime. The increase in IFC service revenues was primarily driven by the increase in the number of commercial aircraft and business jets receiving our in-flight services through our IFC systems, with our IFC systems installed and in service on approximately 4,370 commercial aircraft (of which approximately 120 were inactive at quarter end, mostly due to standard aircraft maintenance), and approximately 2,080 business jets as of September 30, 2025, compared to approximately 3,900 commercial aircraft (of which approximately 80 were inactive at quarter end, mostly due to standard aircraft maintenance) and approximately 1,920 business jets as of September 30, 2024. The decrease in segment product revenues was primarily attributed to the revenues generated in the prior year period by the energy services system integration business that we sold in December 2024.

Segment operating profit (loss)

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2025	September 30, 2024	(Increase) Decrease	(Increase) Decrease
Segment operating profit (loss)	$71.4	$(0.5)	$71.9	15386%
Percentage of segment revenues	9%	(—)%

The change in our communication services segment from an operating loss to an operating profit was primarily due to higher earnings contributions of $43.5 million as a result of improved margins, coupled with a $30.4 million decrease in SG&A expenses (mostly related to support costs).

Defense and advanced technologies segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2025	September 30, 2024	Increase (Decrease)	Increase (Decrease)
Segment service revenues	$51.7	$50.4	$1.3	3%
Segment product revenues	252.5	245.5	7.1	3%
Total segment revenues	$304.2	$295.9	$8.4	3%

Our defense and advanced technologies segment revenues increased by $8.4 million due to increases of $7.1 million in segment product revenues and $1.3 million in segment service revenues. The increase in segment product revenues was primarily driven by an $11.4 million increase in information security and cyber defense, partially offset by a $5.8 million decrease in tactical networking.

Segment operating profit (loss)

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2025	September 30, 2024	Increase (Decrease)	Increase (Decrease)
Segment operating profit (loss)	$29.5	$41.8	$(12.4)	(30)%
Percentage of segment revenues	10%	14%

The decrease in our defense and advanced technologies segment operating profit was primarily attributed a $6.9 million increase in IR&D efforts to support next-generation encryption and space and mission systems products, and D2D growth initiatives, in addition to lower earnings contributions of $5.8 million as a result of lower margins. Product revenues in this segment included a higher percentage of intellectual property licensing and royalty-based revenues in the prior year period, which had lower costs of product revenues.

Six Months Ended September 30, 2025 vs. Six Months Ended September 30, 2024

Revenues

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2025	September 30, 2024	Increase (Decrease)	Increase (Decrease)
Service revenues	$1,647.9	$1,619.0	$28.8	2%
Product revenues	664.1	629.7	34.4	5%
Total revenues	$2,311.9	$2,248.7	$63.2	3%

Our total revenues increased by $63.2 million as a result of a $34.4 million increase in product revenues and a $28.8 million increase in service revenues. The increase in product revenues was primarily driven by a $56.0 million increase in our defense and advanced technologies segment, partially offset by a $21.7 million decrease in our communication services segment. The increase in service revenues was primarily driven by a $32.5 million increase in our communication services segment, partially offset by a $3.7 million decrease in our defense and advanced technologies segment.

Cost of revenues

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2025	September 30, 2024	Increase (Decrease)	Increase (Decrease)
Cost of service revenues	$1,043.1	$1,048.3	$(5.1)	—%
Cost of product revenues	474.5	437.6	36.8	8%
Total cost of revenues	$1,517.6	$1,485.9	$31.7	2%

Cost of revenues increased by $31.7 million due to a $36.8 million increase in cost of product revenues, partially offset by a $5.1 million decrease in cost of service revenues. The increase in cost of product revenues correlated to our product revenue growth in our defense and advanced technologies segment. Product revenues in this segment included a higher percentage of intellectual property licensing and royalty-based revenues in the prior period, which had relatively low costs of product revenues. The slight decrease in cost of service revenues was primarily attributed to improved margins, mainly in our communication services segment.

Selling, general and administrative expenses

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2025	September 30, 2024	Increase (Decrease)	Increase (Decrease)
Selling, general and administrative	$504.6	$523.6	$(19.0)	(4)%

The $19.0 million decrease in SG&A expenses was primarily driven by an $11.8 million decrease in support costs and a $7.8 million decrease in selling costs, both of which decreases were mainly in our communication services segment.

Independent research and development

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2025	September 30, 2024	Increase (Decrease)	Increase (Decrease)
Independent research and development	$76.5	$72.0	$4.5	6%

The $4.5 million increase in IR&D expenses was primarily a result of increased IR&D efforts supporting next-generation encryption and space and mission systems products, and D2D growth initiatives in our defense and advanced technologies segment.

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to 12 years. Amortization of acquired intangible assets remained relatively flat year-over-year.

Interest income

The $19.9 million decrease in interest income for the six months ended September 30, 2025 compared to the prior year period was primarily due to lower interest earned as a result of lower average invested balance in combination with lower interest rates.

Interest expense

The $27.3 million decrease in interest expense for the six months ended September 30, 2025 compared to the prior year period was primarily a result of the increase in capitalized interest and our decreased level of indebtedness compared to the prior year period, as we redeemed the 2025 Notes in full in early May 2025.

Income taxes

For the six months ended September 30, 2025, we recorded an income tax provision of $17.5 million, resulting in an effective tax rate of negative 19%. For the six months ended September 30, 2024, we recorded an income tax provision of $7.1 million, resulting in an effective tax rate of negative 5%. The effective tax rates for both periods differed from the U.S. statutory rate primarily due to a U.S. valuation allowance and foreign tax rate differences.

Segment Results for the Six Months Ended September 30, 2025 vs. Six Months Ended September 30, 2024

Communication services segment

Revenues

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2025	September 30, 2024	Increase (Decrease)	Increase (Decrease)
Segment service revenues	$1,547.0	$1,514.5	$32.5	2%
Segment product revenues	117.0	138.7	(21.7)	(16)%
Total segment revenues	$1,664.0	$1,653.2	$10.9	1%

Our communication services segment revenues increased by $10.9 million due to a $32.5 million increase in segment service revenues, partially offset by a $21.7 million decrease in segment product revenues. The increase in segment service revenues was primarily due to a $74.5 million increase in aviation services and a $23.8 million increase in government satcom services, partially offset by an expected decrease in revenues of $56.1 million from fixed services and other, as we continued to allocate a greater proportion of our bandwidth to our IFC business in preference to our U.S. fixed services business due to bandwidth constraints, as well as a $9.7 million decrease in maritime. The increase in IFC service revenues was primarily driven by the increase in the number of commercial aircraft and business jets receiving our in-flight services through our IFC systems year-over-year, as described above. The decrease in segment product revenues was primarily attributed to the revenues generated in prior year period by the energy services system integration business that we sold in December 2024.

Segment operating profit (loss)

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2025	September 30, 2024	Increase (Decrease)	Increase (Decrease)
Segment operating profit (loss)	$112.3	$41.5	$70.8	171%
Percentage of segment revenues	7%	3%

The increase in our communication services segment operating profit was primarily due to higher earnings contributions of $41.4 million as a result of improved margins, coupled with a $24.8 million decrease in SG&A expenses (mostly related to support costs).

Defense and advanced technologies segment

Revenues

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2025	September 30, 2024	Increase (Decrease)	Increase (Decrease)
Segment service revenues	$100.9	$104.5	$(3.7)	(4)%
Segment product revenues	547.1	491.0	56.0	11%
Total segment revenues	$647.9	$595.6	$52.4	9%

Our defense and advanced technologies segment revenues increased by $52.4 million due to a $56.0 million increase in segment product revenues, partially offset by a $3.7 million decrease in segment service revenues. The increase in segment product revenues was primarily driven by a $58.0 million increase in information security and cyber defense and a $14.1 million increase in space and mission systems. These increases were partially offset by a $9.0 million decrease in tactical networking and a $7.1 million decrease in advanced technologies and other.

Segment operating profit (loss)

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2025	September 30, 2024	Increase (Decrease)	Increase (Decrease)
Segment operating profit (loss)	$101.0	$125.8	$(24.8)	(20)%
Percentage of segment revenues	16%	21%

The decrease in our defense and advanced technologies segment operating profit was primarily due to lower earnings contributions of $9.9 million, reflecting an increase in segment cost of product revenues (attributable to segment product revenue growth), a lower percentage of intellectual property licensing and royalty-based revenues in the current year period (which had relatively low costs of product revenues), and a $9.1 million increase in IR&D efforts to support next-generation encryption and space and mission systems products, and D2D growth initiatives.

Backlog

Our firm and funded backlog as of September 30, 2025 is reflected in the table below:

As of September 30, 2025
(In millions)
Firm backlog
Communication services	$2,677.4
Defense and advanced technologies	1,209.0
Total	$3,886.4
Funded backlog
Communication services	$2,666.4
Defense and advanced technologies	962.9
Total	$3,629.3

The firm backlog does not include contract options. As of September 30, 2025, approximately half of the firm backlog is expected to be delivered during the next 12 months, with the balance delivered thereafter. We include in our backlog only those orders for which we have accepted purchase orders, and not anticipated purchase orders and requests. In our communication services segment, our backlog includes fixed broadband service revenues under our subscriber agreements, but does not include future recurring IFC service revenues under our agreements with commercial airlines. As of September 30, 2025, our IFC systems were installed and in service on approximately 4,370 commercial aircraft (of which approximately 120 were inactive at quarter end, mostly due to standard aircraft maintenance). We anticipate that approximately 1,470 additional commercial aircraft will be put into service with our IFC systems under existing customer agreements with commercial airlines. Due to the nature of commercial airline contracts and other factors such as OEM delays, there can be no assurance that all anticipated purchase orders and requests will be placed or that anticipated IFC services will be activated on all such additional commercial aircraft.

Our total new awards (which exclude future revenue under recurring consumer commitment arrangements) were approximately $1.5 billion and $2.7 billion for the three and six months ended September 30, 2025, respectively, compared to approximately $1.3 billion and $2.4 billion for the three and six months ended September 30, 2024, respectively.

Backlog is not necessarily indicative of future sales. A majority of our contracts can be terminated at the convenience of the customer. Orders are often made substantially in advance of delivery, and our contracts typically provide that orders may be terminated with limited or no penalties. In addition, purchase orders may present product specifications that would require us to complete additional product development. A failure to develop products meeting such specifications could lead to the termination of the related contract.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing, export credit agency financing and equity financing. At September 30, 2025, we had $1.2 billion in cash and cash equivalents, $1.3 billion in working capital, no outstanding borrowings and borrowing availability of $596.9 million under our $647.5 million revolving credit facility (the Viasat Revolving Credit Facility), and no outstanding borrowings and borrowing availability of $550.0 million under Inmarsat's $550.0 million revolving line of credit (the Inmarsat Revolving Credit Facility, and together with the Viasat Revolving Credit Facility, the Revolving Credit Facilities). At March 31, 2025, we had $1.6 billion in cash and cash equivalents, $1.2 billion in working capital, no outstanding borrowings and borrowing availability of $593.3 million under the Viasat Revolving Credit Facility, and no outstanding borrowings and borrowing availability of $550.0 million under the Inmarsat Revolving Credit Facility. We invest our cash in excess of current operating requirements in short-term, highly liquid bank money market funds primarily investing in U.S. government-backed securities and treasuries.

The general cash needs of our business can vary significantly and our future capital requirements will depend upon many factors, including cash required for our satellite projects and any future broadband satellite projects we may engage in, expansion of our IR&D and marketing efforts, and the nature and timing of orders. In particular:

•
Our cash needs tend to be driven by the timing and amount of capital expenditures (e.g., payments under satellite construction and launch contracts and investments in ground infrastructure roll-out), the timing and amount of investments in IR&D activities, investments in joint ventures, strategic partnering arrangements, network expansion activities, investments to obtain Supplemental Type Certificates to enable the retrofit installation of our IFC and wireless in-flight entertainment equipment, investments in platforms and software to support our services and entry into new markets, as well as the quality of customer, type of contract and payment terms.
•
Other major factors determining cash needs tend to be the type and mix of contracts in backlog (e.g., product or service, development or production), timing of payments and payment terms (including restrictions on the timing of cash payments under U.S. Government procurement regulations), as well as contract duration and program performance. For example, if a program is performing well and meeting its contractual requirements, then its cash flow requirements are usually lower.

Additionally, we will continue to evaluate other possible acquisitions of, or investments in complementary businesses, products and technologies which may require the use of cash or additional financing.

In June 2025, Inmarsat agreed to a binding term sheet with Ligado Networks (Ligado) and AST & Science, LLC to settle Inmarsat's opposition to Ligado’s planned restructuring. Under the conditions set forth in the term sheet, we anticipate receiving $568 million from Ligado in fiscal year 2026, consisting of (i) a $420 million lump sum payment on October 31, 2025, (ii) a $100 million lump sum payment on March 31, 2026 and (iii) a resumption of quarterly payments of approximately $16 million, which started on September 30, 2025, with an annual escalator of 3% for the life of the contract (through 2107). On September 30, 2025, we received a $16.0 million quarterly payment and, subsequent to the second quarter of fiscal year 2026, based on the expiration of certain conditions, we received the lump sum payment of $420.0 million from Ligado.

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

We may, from time to time, seek to retire, prepay or repurchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. On May 2, 2025, we redeemed all of Viasat’s remaining 2025 Notes in full. As a result, we recorded a loss of an insignificant amount in (loss) gain on extinguishment of debt, net in the condensed consolidated statement of operations and comprehensive income (loss) for the six months ended September 30, 2025.

Although we can give no assurances concerning our future liquidity, we believe that we have adequate sources of funding to meet our anticipated operating requirements for the next 12 months, which include, but are not limited to, cash on hand, borrowing capacity, and cash expected to be provided by operating activities.

Cash flows

Cash provided by operating activities for the first six months of fiscal year 2026 was $540.7 million compared to $390.3 million in the prior year period. This $150.4 million increase was driven by a $247.4 million year-over-year decrease in cash used to fund net operating assets and liabilities, partially offset by our operating results (net income (loss) adjusted for depreciation, amortization and other non-cash charges) which resulted in $97.0 million of lower cash provided by operating activities year-over-year. The decrease in cash used to fund net operating assets and liabilities year-over-year was primarily due to a decrease in our prepaid expenses and a decrease in our accounts receivable, net. Cash paid for income taxes, net, during the first six months of fiscal year 2026 and 2025 were $70.1 million and $125.9 million, respectively. Cash paid for interest (net of amounts capitalized) during the first six months of fiscal year 2026 and 2025 were $177.1 million and $170.4 million, respectively.

Cash used in investing activities for the first six months of fiscal year 2026 was approximately $389.6 million compared to $332.3 million in the prior year period. This $57.3 million increase reflected a $187.5 million decrease in cash receipts related to satellite insurance claim proceeds year-over-year, partially offset by a decrease of $118.1 million in cash used for capital expenditures.

Cash used in financing activities for the first six months of fiscal year 2026 was approximately $533.7 million compared to cash provided by financing activities of $1.6 billion for the prior year period. Cash used in financing activities for the first six months of fiscal year 2026 was primarily comprised of debt repayments of $473.2 million and distributions to our minority shareholders of $59.7 million. Cash provided by financing activities for the six months of fiscal year 2025 was primarily comprised of $1.975 billion in proceeds of borrowings from Inmarsat's 9.000% Senior Secured Notes due 2029 (the Inmarsat 2029 Notes), partially offset by debt repayments of $383.5 million. See Note 6 — Senior Notes and Other Long-Term Debt to our condensed consolidated financial statements for further information.

Satellite-related activities

Our complementary fleet of 23 in service or operational satellites spans the Ka-, L- and S- bands, with 13 Ka-band satellites, eight L-band satellites (three of which are contingency L-band satellites that are operational but not currently in commercial service), an S-band satellite that supports the European Aviation Network to provide IFC services to commercial airlines in Europe, and an Inmarsat-6 class hybrid Ka-/L-band satellite (the Inmarsat-6 F1 satellite). In late July 2024, the ViaSat-3 F1 satellite completed in-orbit testing and was integrated into our existing satellite fleet covering the Americas. In May 2025, two Ka-band highly-elliptical earth orbit satellite payloads (GX10A and GX10B) were put in service to provide polar coverage for government customers, with commercial maritime and aviation services anticipated to follow later in the current fiscal year. Furthermore, we have eight additional GEO satellites under development or in preparation for launch: two additional high-capacity Ka-band GEO satellites (ViaSat-3 F2 and ViaSat-3 F3), three additional adaptive Ka-band GEO satellites (GX7, GX8 and GX9) and three Inmarsat-8 L-band GEO safety service satellites. Our extensive satellite fleet enables us to provide a wide array of high-quality broadband and narrowband services with near global coverage (including strong oceanic coverage) with greater redundancy and resiliency.

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

Long-term debt

As of September 30, 2025, the aggregate principal amount of our total outstanding indebtedness was $6.7 billion, which was comprised of (1) $600.0 million in aggregate principal amount of Viasat's 5.625% Senior Secured Notes due 2027, $400.0 million in aggregate principal amount of Viasat's 6.500% Senior Notes due 2028, $1.975 billion in aggregate principal amount of the Inmarsat 2029 Notes and $733.4 million in aggregate principal amount of Viasat's 7.500% Senior Notes due 2031, (2) $677.3 million in principal amount of outstanding borrowings under Viasat's $700.0 million senior secured term loan facility (the 2022 Term Loan Facility), $604.4 million in principal amount of outstanding borrowings under Viasat's $616.7 million senior secured term loan facility (the 2023 Term Loan Facility), $1.6 billion in aggregate principal amount of outstanding borrowings under Inmarsat's senior secured term loan facilities (the Inmarsat Term Loan Facilities), no outstanding borrowings under the Revolving Credit Facilities, and $9.8 million in principal amount of outstanding borrowings under Viasat's direct loan facility with the Export-Import Bank of the United States (the Ex-Im Credit Facility), and (3) $150.7 million of finance lease obligations. Subsequent to the second quarter of fiscal year 2026, the Ex-Im Credit Facility was fully repaid at maturity on October 15, 2025. For information regarding our outstanding indebtedness, refer to Note 6 — Senior Notes and Other Long-Term Debt to our condensed consolidated financial statements.

Capital Expenditures and IR&D Investments

For a discussion of our capital expenditures and IR&D investments, see Part II, Item 7, “Liquidity and Capital Resources — Capital Expenditures and IR&D Investments” in our Annual Report on Form 10-K for the year ended March 31, 2025 for more information.

Contractual Obligations

The following table sets forth a summary of certain material cash requirements for known contractual obligations and commitments at September 30, 2025:

(In thousands, including interest where applicable)	Next 12 months	Thereafter
Operating leases	$91,256	$601,150
Senior notes and other long-term debt (1)(2)	604,925	8,407,420
Purchase commitments including satellite-related agreements	1,121,232	1,168,703
Total	$1,817,413	$10,177,273

(1)
To the extent that the interest rate on any long-term debt is variable, amounts reflected represent estimated interest payments on the applicable current outstanding balance based on the interest rate at September 30, 2025 until the applicable maturity date.
(2)
Subsequent to the second quarter of fiscal year 2026, the Ex-Im Credit Facility was fully repaid at maturity on October 15, 2025.

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

Our condensed consolidated balance sheets included $2.0 billion and $2.2 billion of “other liabilities” as of September 30, 2025 and March 31, 2025, respectively, which primarily consisted of deferred income taxes and the long-term portion of deferred revenues. These remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at September 30, 2025 as defined in Regulation S-K Item 303(b) other than as discussed under “Contractual Obligations” above or disclosed in the notes to our condensed consolidated financial statements included in this report or in our Annual Report on Form 10-K for the year ended March 31, 2025.

Recent Authoritative Guidance

For information regarding recently adopted and issued accounting pronouncements, see Note 1 — Basis of Presentation to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and short-term and long-term obligations (including Viasat’s and Inmarsat’s senior secured credit facilities (collectively, the Credit Facilities) and our senior unsecured and senior secured notes (collectively, the Notes)). We consider investments in highly liquid instruments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Our indebtedness for borrowed money comprises borrowings under our Credit Facilities and the aggregate principal amount outstanding under our Notes. The Notes bear interest at a fixed rate and therefore our exposure to market risk for changes in interest rates relates primarily to borrowings under our remaining Credit Facilities, cash equivalents and short-term obligations.

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

Our primary interest rate under our variable rate Credit Facilities is the forward-looking term SOFR rate plus an applicable margin. As of September 30, 2025, the effective interest rate on our outstanding borrowings under the 2022 Term Loan Facility was 9.31%, and under the 2023 Term Loan Facility was 9.74%. As of September 30, 2025, the effective interest rate under the Inmarsat Term Loan Facilities was approximately 10.14%. As of September 30, 2025, the effective interest rate that would have been applied to any new SOFR-based borrowings under the Viasat Revolving Credit Facility was approximately 6.87%, and under the Inmarsat Revolving Credit Facility was approximately 6.88%. As of September 30, 2025, we had no outstanding borrowings under our Revolving Credit Facilities. Accordingly, assuming the outstanding balance under the 2022 Term Loan Facility, the 2023 Term Loan Facility and the Inmarsat Term Loan Facilities remained constant over a year and we continued to have no outstanding borrowings under the Revolving Credit Facilities, a 10% increase in the interest rates would increase interest incurred, prior to effects of capitalized interest, by approximately $24.8 million over a 12-month period.

Foreign Exchange Risk

We generally conduct our business in U.S. dollars. However, as our international business is conducted in a variety of foreign currencies, we are exposed to fluctuations in foreign currency exchange rates. A five percent variance in foreign currencies in which our international business is conducted would change our income (loss) before income taxes by an insignificant amount for each of the three and six months ended September 30, 2025 and 2024. Our objective in managing our exposure to foreign currency risk is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, from time to time, we may enter into foreign currency forward contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2025, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2025.

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

Item 5. Other Information

On September 15, 2025, The Dankberg Family Trust adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 300,000 shares of our common stock if certain price thresholds are met from December 15, 2025 until September 11, 2026. The Dankberg Family Trust is beneficially owned by Mark Dankberg, our Chief Executive Officer and Chairman of the Board of Directors.

On September 15, 2025, Garrett Chase, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 25,000 shares of our common stock if certain price thresholds are met from December 15, 2025 until March 13, 2026.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

10.1**	1996 Equity Participation Plan of Viasat, Inc. (As Amended and Restated Effective September 4, 2025)	8-K	000-21767	10.1	09/05/2025

10.2**	Employee Stock Purchase Plan of Viasat, Inc. (As Amended and Restated Effective September 4, 2025)	8-K	000-21767	10.2	09/05/2025

10.3**	Viasat, Inc. 1996 Equity Participation Plan Performance Cash Award Agreement — Free Cash Flow and Relative TSR (Executive Version)					X

10.4**	Viasat, Inc. 1996 Equity Participation Plan Performance-based Restricted Stock Unit Award Agreement — Adjusted EBITDA and TSR (Executive Version)					X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document					X

104	Cover Page (formatted as inline XBRL and contained in Exhibit 101)					X

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

VIASAT, INC.

November 7, 2025	/s/ MARK DANKBERG
Mark Dankberg
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ GARRETT CHASE
Garrett Chase
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ SHAWN DUFFY
Shawn Duffy
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)