Form 10-K
period 2026-03-31
VIASAT INC
filed 2026-05-29
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of September 30, 2025 was approximately $3,893,760,718 (based on the closing price on that date for shares of the registrant’s common stock as reported by the Nasdaq Global Select Market).

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of May 8, 2026 was 136,568,953.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended March 31, 2026.

VIASAT, INC.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements regarding projections of earnings, revenue, costs or other financial items; anticipated trends in our business or key markets; growth opportunities; the ability to successfully compete in our target markets and durability or strengthening of competitive advantages; the construction, completion, testing, launch, commencement of commercial service, expected performance and benefits of satellites and satellite payloads (including satellites planned or under construction) and the timing thereof; the expected capacity, coverage, service speeds and other features of our satellites, and the cost, economics and benefits associated therewith; anticipated subscriber growth; introduction and integration of multi-orbit capabilities; future economic conditions; the development, customer acceptance and anticipated performance of our technologies, products or services; plans, objectives and strategies for future operations; ability to drive capital efficiency and improved resource utilization; the number of additional aircraft or vessels anticipated to be put into service with our connectivity systems; expected revenue from the Ligado settlement; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ materially include: our ability to realize the anticipated benefits of any existing or future satellite; unexpected expenses related to our satellite projects; risks associated with the construction, launch and operation of satellites, including the effect of any anomaly, launch, operational or deployment failure or degradation in satellite performance; capacity constraints in our business in the lead-up to the launch of services on new satellites; increasing levels of competition in our target markets; our ability to successfully implement our business plan on our anticipated timeline or at all; our ability to successfully develop, introduce and sell new technologies, products and services; audits by the U.S. Government; changes in the global business environment and economic conditions (including U.S. Government shutdowns); delays in approving U.S. Government budgets and cuts in government defense expenditures; our reliance on U.S. Government contracts, and on a small number of contracts which account for a significant percentage of our revenues; reduced demand for products and services as a result of continued constraints on capital spending by customers; changes in relationships with, or the financial condition of, key customers or suppliers; our reliance on a limited number of third parties to manufacture and supply our products; introduction of new technologies and other factors affecting the communications and defense industries generally; the effect of adverse regulatory changes (including changes affecting spectrum availability or permitted uses) on our ability to sell or deploy our products and services; changes in the way others use spectrum; our inability to access additional spectrum, use spectrum for additional purposes, and/or operate satellites at additional orbital locations; competing uses of the same spectrum or orbital locations that we utilize or seek to utilize; the effect of changes to global tax laws; our level of indebtedness and ability to comply with applicable debt covenants; our involvement in litigation, including intellectual property claims and litigation to protect our proprietary technology; any dispute with Ligado regarding the terms of the Ligado settlement; our dependence on a limited number of key employees; and other factors identified under the heading “Risk Factors” in Part I, Item 1A of this report, elsewhere in this report and our other filings with the Securities and Exchange Commission (the SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

As of March 31, 2026, our complementary fleet of 23 in service or operational satellites spanned the Ka-, L- and S- bands, with 13 Ka-band satellites, eight L-band satellites (three of which were contingency L-band satellites that were operational but not in commercial service), an S-band satellite that supported the European Aviation Network to provide IFC services to commercial airlines in Europe, and a hybrid Ka-/L-band satellite. Our second ViaSat-3 class satellite, ViaSat-3 F2, was launched into orbit in November 2025. Furthermore, as of March 31, 2026, we had eight additional GEO satellites under development or in preparation for launch: a high-capacity Ka-band GEO satellite (ViaSat-3 F3), three adaptive Ka-band GEO satellites (GX7, GX8 and GX9) and four Inmarsat-8 L-band GEO safety service satellites. Subsequent to fiscal year 2026, in April 2026, we launched the third ViaSat-3 class satellite, ViaSat-3 F3, into orbit with commercial service expected to commence by late summer 2026. Our extensive satellite fleet enables us to provide a wide array of high-quality broadband and narrowband services with near global coverage (including strong oceanic coverage) with greater redundancy and resiliency.

The following are the primary business lines in our communication services segment:

•
Aviation, which includes industry-leading IFC services, narrowband safety operational data services and other complementary services and applications for commercial aircraft, business jets and unmanned aircraft. As of March 31, 2026, we had our IFC systems installed and in service on approximately 4,580 commercial aircraft (of which approximately 130 were inactive at quarter end, mostly due to standard aircraft maintenance) and approximately 2,100 business jets with Ka-band communication services. We anticipate that approximately 1,000 additional commercial aircraft will be put into service with our IFC systems under existing customer agreements with commercial airlines. However, due to the nature of commercial airline contracts and other factors such as increased competition and original equipment manufacturer (OEM) delays, there can be no assurance that anticipated IFC services will be activated on all such additional commercial aircraft.
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
•
Maritime, which includes high-quality, resilient satellite-based broadband and narrowband communications services around the globe to commercial shipping fleets, offshore service vessel operators and commercial fishing companies, as well as NexusWave, a fully managed multi-layer connectivity service for merchant shipping companies. As of March 31, 2026, we provided Ka-band communication services to approximately 13,200 vessels.
•
Fixed services and other, which includes high-speed, high-quality, reliable fixed broadband internet services to businesses and residential users (primarily in the United States as well as in various countries in Europe and Latin America), enterprise connectivity solutions, Internet-of-Things (IoT) and other narrowband services (such as L-band managed services that enable real-time machine-to-machine (M2M) position or high-value asset tracking), and energy services. As of March 31, 2026, our U.S. fixed broadband business had approximately 130,000 subscribers with an average monthly revenue per user of $113.

We believe that growth in our communication services business will be driven in the coming years by the continued demand for global mobility services (such as our aviation and maritime services), reflecting expected continued increases in the number of aircraft and maritime vessels in service, passenger volumes, internet users, applications and connected devices and platforms worldwide, as well as expansion in government satcom services. Commercial global mobility services continue to represent a very large and fast-growing addressable market, and are at the core of our growth strategy in our communication services business. We expect that, as the number of aircraft, maritime vessels and passengers around the globe continue to grow, global mobility bandwidth demands will be able to be effectively and reliably met by our fleet of owned, leased and partner satellites.

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

The following are the primary business lines in our defense and advanced technologies segment:

•
Information security and cyber defense, which comprises a variety of high-quality networking, cybersecurity and information assurance products and services that provide advanced, high-speed IP-based “Type 1” and High Assurance Internet Protocol Encryption (HAIPE®)-compliant encryption solutions that enable military and government users to communicate information securely, and that protect the integrity of data stored on computers and storage devices. Information security and cyber defense also includes our Move Out/Jump Off (MOJO) expeditionary tactical gateway family of products.

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
•
Tactical networking, which provides resilient communications designed for on-the-move or on-the-pause operations in a multi-domain battlespace with friendly force tracking and narrowband solutions. Tactical networking includes the products and services offered by TrellisWare Technologies, Inc. (TrellisWare).
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

Our Strengths

We believe the following strengths position our business to capitalize on attractive growth opportunities in our business:

•
Deep Satellite Fleet Spanning Multiple Frequency Bands. Our multi-band satellite platform, with 23 in service or operational satellites as of March 31, 2026 enables us to provide customers with the services they need to cost-efficiently and reliably meet their connectivity needs, including at peak times in the most congested areas. Customers in our target markets demand high-quality, reliable connectivity services that can meet mission-critical needs at the busiest places and times, backed by robust and measurable service level agreements. Our deep and capital-efficient satellite fleet, with multiple GEO satellites providing near-global broadband and narrowband coverage (including strong oceanic coverage and polar reach), is ideally suited to meet these customer needs – and will be further enhanced by our eight additional GEO satellites under development or in preparation for launch as of March 31, 2026. Demand for bandwidth is highly geographically concentrated, with 90% of total bandwidth demand estimated to be concentrated in just 15% of the Earth’s surface. Our GEO satellites, with their wide “field of view” and ability to flexibly and dynamically allocate capacity to meet constantly fluctuating bandwidth demands within each satellite’s footprint, enable our satellite platform to reliably and efficiently meet the peak capacity needs of our customers at the busiest times in areas of high congestion, such as airports, ports, major population centers and key transit routes. In addition, the high capacity of our satellites enables us to provide Terabits of capacity at attractive prices. In contrast, a satellite fleet comprised exclusively of LEO satellites typically suffers from a surplus of capacity in low-demand areas, and unreliable or insufficient capacity at times and places of high demand, given each satellite’s very narrow field of view. By leveraging our own satellite fleet and its advantages, existing national operator partnerships, plus coverage and capacity from leading third-party satellites and constellations, our services are designed to provide customers with the essential capacity density, market access, speed, bandwidth and responsiveness they need. Importantly, we have continued to innovate advanced multi-orbit resource management techniques to reduce costs and expand geographic coverage to better serve the unique needs of each mobility and defense customer. In forming key partnerships with multiple geostationary orbit (GSO) and non-geostationary orbit (NGSO) operators, we are well-positioned to support delivery of Viasat’s next-generation services, improve resource utilization, and drive capital efficiency. In parallel, we are working to ensure equitable access to finite space resources and support regulatory certainty in order to enable multi-orbit solutions and related infrastructure to thrive in a shared and sustainable way.

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

•
Diverse Portfolio of Market-Leading Defense and Government Offerings. We are a leading provider of innovative communications, cybersecurity and information assurance products and solutions to the U.S. Government and other military and government users around the world. These products and services enable the transmission of secure real-time digital information and communications between fixed and mobile command centers, intelligence, defense and homeland security platforms and individuals. Our portfolio of government and military offerings leverages our technological investments in our commercial business, and includes expeditionary tactical gateways, small satellite development, fixed and mobile satellite broadband systems and services, cybersecurity and information assurance products and services. Total new awards in our defense and advanced technologies segment (excluding awards relating to our Link-16 Tactical Data Links business sold to L3Harris in January 2023 (the Link-16 TDL Sale)) grew from approximately $0.6 billion in fiscal year 2018 to $1.6 billion in fiscal year 2026, despite an uneven defense spending environment, reflecting the high demand for our diverse portfolio of products and services for military and government users. Our expeditionary tactical gateways bridge the gap between air and ground forces by providing secure, reliable access to air and ground data transmitted over disparate networks for improved situational awareness capabilities and support communications. Our small satellite development work is market leading and is designed to enable a new tactical space layer for our government customers, enabling increasingly advanced precision operations and maneuvering. Our mobile satellite broadband offerings leverage our innovative satellite technologies and proprietary Ka-band satellite platforms, allowing us to provide high-speed, high-quality internet services to government and military personnel, aircraft, ships and land vehicles. Our secure networking products and services include a broad portfolio of advanced, high-speed, high-assurance encryption solutions that are capable of operating at speeds of up to 200 Gbps, as well as advanced cybersecurity products to detect and mitigate malicious network effects. In February 2021, we received enhanced cybersecurity accreditation from the DHS through their Enhanced Cybersecurity Services (ECS) program. As an accredited ECS provider, we receive DHS-provided sensitive and classified cybersecurity threat indicators and information to defend U.S.-based public and private computer networks, including state and local governments, against unauthorized access, denial, degradation, exploitation and data exfiltration.
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

Our Strategy

Our business strategy is to be a leader in the market segments we choose to serve by relentlessly innovating technology and business models; and to maintain our leadership position in utilization and yield with cost-efficient, high-quality satellite-based communications products and services, focused on making connectivity accessible, available and secure for current and future customers worldwide in attractive growth markets. Our strategic purpose is to responsibly and efficiently serve our customers by matching their increasing demand for bandwidth in the right place, at the right time – even in the highest demand locations – with our high-capacity dynamic global satellite networks alongside hybrid multi-orbit, multi-band network service capabilities. By taking advantage of our fleet of owned, leased and partner satellites, and the dynamic beam-forming of our newest ones, we can derive and deliver substantially more value from already on-orbit resources. The principal elements of our strategy include:

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
•
Continue to Expand into New Markets and Geographies
o
Enter and Disrupt New and Adjacent Markets through Technology Innovation: We continue to create or address new and adjacent markets using our technological advancements to disrupt existing business models and drive shifts in target markets and user demand. For example, the technological innovations and power of our proprietary Ka-band satellite network enabled us to disrupt the IFC business model and successfully expand our broadband service offerings into the commercial air market. As the capacity of our satellite systems continues to increase as additional ViaSat-3 and GX satellites are brought into commercial service, we expect the addressable markets for our technologies, products and services to continue to expand. Higher capacity, more flexible satellites, and layers of GEO/highly-elliptical earth orbit satellites covering each region, will allow us to offer a broader array of cost-effective, reliable, high-quality broadband services that can be tailored to different geographic regions and bandwidth usage demands.

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

Revenues from the U.S. Government as an individual customer comprised approximately 16%, 18% and 17% of total revenues for fiscal years 2026, 2025 and 2024, respectively. None of our other customers comprised 10% or more of total revenues in fiscal years 2026, 2025 or 2024.

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

Our federal government contracts are performed under cost-reimbursement contracts, time-and-materials contracts and fixed-price contracts. Cost-reimbursement contracts provide for reimbursement of costs and payment of a fee. The fee may be either fixed by the contract or variable, based upon cost control, quality, delivery and the customer’s subjective evaluation of the work. Under time-and-materials contracts, we receive a fixed amount by labor category for services performed and are reimbursed for the cost of materials purchased to perform the contract. Under a fixed-price contract, we agree to perform specific work, which may include product R&D, for a fixed price and, accordingly, realize the benefit or detriment to the extent that the actual cost of performing the work differs from the contract price. In fiscal year 2026, substantially all of our government revenues were generated from fixed-price contracts with the federal government or our prime contractors.

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

We conduct the majority of our R&D activities in-house and have R&D and engineering staff, which includes approximately 3,400 engineers worldwide. Our product development activities focus on products that we consider viable revenue opportunities to support both of our segments. We incurred $164.9 million, $142.4 million and $150.7 million during fiscal years 2026, 2025 and 2024, respectively, on independent research and development (IR&D) expenses, which comprise R&D not directly funded by a third party. Funded R&D contains a profit component and is therefore not directly comparable to IR&D. As a U.S. Government contractor, we may also recover a portion of our IR&D expenses, consisting primarily of salaries and other personnel-related expenses, supplies and prototype materials related to R&D programs.

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

Sales and Marketing

We have a sales presence in various domestic and international locations, and we sell our products and services both directly and indirectly through partners, as described below:

•
Communication Services Sales Organization. Our communication services sales organization involves both direct and indirect channels and varies based on subscriber and service type. Our commercial aviation offerings are sold directly to airlines, and our business aviation offerings are sold through direct sales and business development personnel as well as through aviation-focused value-added resellers. Our maritime service offerings are sold through direct and indirect value-added reseller partners targeting a variety of maritime commercial prospects. In each case, our focus is to identify business opportunities and develop solutions for the unique needs of each customer segment. Our residential fixed broadband services are primarily sold directly to customers through our Viasat Internet website, sales call centers and active retail dealers, and we utilize extensive dealer networks across the United States, as well as in each country where residential fixed broadband services are offered, to sell such services. Our business internet offerings are sold through a mix of direct sales personnel who work with enterprises and a network of enterprise-focused master agents and wholesale distribution partners. Finally, our community internet services are sold through local distribution partnerships. In addition to our sales force, we maintain a highly-trained service staff to provide technical product and service support to our customers.
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

Competition

The markets in which we compete are highly competitive and competition is increasing. These markets are characterized by rapid change, converging technologies and a migration to solutions that offer higher capacity and speed and other superior advantages. These market factors represent both an opportunity and a competitive threat to us. In many cases our competitors can also be our customers or partners. Accordingly, maintaining an open and cooperative relationship is important. The overall number of our competitors may increase, and the identity and composition of competitors may change. As we continue to expand our business globally, we may see new competition in different geographic regions.

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

In our communication service segment, our aviation service offerings compete against air-to-ground mobile services and other satellite-based services, such as the services offered by Amazon Leo, Anuvu, Gogo, Iridium, Panasonic Avionics Corporation, SES, SpaceX and Thales Group, among others. Our maritime service offerings compete against KVH, SES, SpaceX and Speedcast, among others. In our fixed broadband business, we compete with broadband service offerings from wireline and wireless telecommunications companies, including cable companies, fiber and DSL companies, satellite companies and fixed wireless companies. New entrants, some with significant financial resources and new emerging offerings (including terrestrial and space-based networks, such as LEO and MEO constellations) also compete with our satellite service offerings.

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

The government businesses in both of our segments compete with government communications service providers and manufacturers of defense electronics products, systems or subsystems, such as BAE Systems, Collins Aerospace, EchoStar (Hughes Network Systems), Eutelsat, General Dynamics, Iridium, L3Harris, OneWeb, SES, SpaceX, Telesat and similar companies. We may also compete directly with the largest defense prime contractors, including Boeing, Lockheed Martin, Northrop Grumman and Raytheon Technologies Corporation. In many cases, we partner with our competitors, and therefore maintaining an open and cooperative relationship is important.

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

Spectrum

The space stations and ground networks we use to provide our broadband, VoIP, and other services rely on access to spectrum within each country in which we do business. Use of such spectrum is authorized by regulatory authorities within each country (or a regional authority whose jurisdiction over spectrum rights encompasses that country), which determine the terms and conditions for access to and use of that spectrum in that particular country. The terms and conditions for access can and do vary by country, may differ from the ITU Radio Regulations, and may change over time. In particular, the growing demand for both satellite and terrestrial communications services is causing many countries to evaluate how spectrum is used within their borders, and to consider changes in the local terms and conditions for access to and use of spectrum. Those terms and conditions affect, among other things, the extent to which, and how, we must share spectrum with other spectrum users, including terrestrial and satellite users, and whether we must operate on a secondary basis in some cases. Most of the spectrum on which we rely is shared with other satellite networks, including those operating in different orbits that could cross our orbital location and result in interference conditions. In many countries, portions of the spectrum on which we rely also are shared with terrestrial wireless services.

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

Universal Service and Other Broadband Subsidies. Certain of our services may constitute the provision of telecommunications to, from, or within the United States, and we are required to contribute a percentage of our revenues from such services to universal service support mechanisms that subsidize the provision of services to low-income consumers, high-cost areas, schools, libraries, and rural health care providers. This percentage is set each calendar quarter by the FCC, and currently is 37.0%. Current FCC rules permit us to pass this universal service contribution through to our customers. The FCC has established universal service funding mechanisms to support the provision of voice and broadband services in certain high-cost areas of the United States. These supporting mechanisms include the Connect America Fund (CAF) and the Rural Digital Opportunity Fund (RDOF). In addition, under the Broadband Equity, Access, and Deployment (BEAD) program, funding for broadband service is being distributed by U.S. states and territories under the oversight and administration of the National Telecommunications and Information Administration (NTIA). Among other things, certain mechanisms provide, or will likely provide, support to terrestrial service providers under terms and conditions that are not available to satellite-based service providers. Support mechanisms could provide other service providers a competitive advantage in providing broadband services in supported areas, which could have a material adverse effect on our business, financial condition, and results of operations. Additionally, Viasat has been awarded $122.5 million in support under the CAF program to serve certain portions of the country, and must comply with federal and state obligations imposed in connection with such support. In June 2025, the U.S. Supreme Court upheld the FCC’s universal service fund program against challenges that it violated the non-delegation doctrine under Article I of the U.S. Constitution.

CALEA. We are obligated to comply with the requirements of the Communications Assistance for Law Enforcement Act (CALEA), which requires telecommunications providers and broadband internet access providers to ensure that law enforcement agencies are able to conduct lawfully authorized surveillance of users of their services.

Net Neutrality. Over the years, the FCC has considered measures intended to preserve the openness of the internet, a concept generally referred to as “net neutrality” or “open internet.” For instance, in 2015 and again in 2024, the FCC adopted rules that, among other things, prohibited all ISPs from: (i) blocking access to legal content, applications, services, or non-harmful devices (subject to an exception for “reasonable network management”); (ii) impairing or degrading lawful internet traffic on the basis of content, applications, services, or non-harmful devices (subject to the same exception); (iii) favoring some lawful internet traffic over other lawful traffic in exchange for consideration of any kind whatsoever; and (iv) unreasonably interfering with or unreasonably disadvantaging the ability of end users to access content or the ability of content providers to access end users (again subject to the exception for reasonable network management). ISPs also are obligated to make certain disclosures to consumers with respect to their network management policies. The FCC repealed the 2015 version of its net neutrality rules in 2018, and its 2024 rules were struck down by the Sixth Circuit, in a ruling that likely complicates efforts to reinstate such regulations going forward.

In addition, legislative proposals that would impose net neutrality requirements have been considered in Congress, and some states have adopted versions of the net neutrality requirements. These efforts have also been challenged in courts on federal preemption and other grounds. We cannot predict the outcome of these federal and state regulatory and legislative efforts, or any resulting impact on ISPs.

Privacy and Data Security. We are subject to federal and state laws concerning the privacy, security, and processing of personal information about consumers, as well as our employees and business contacts. Certain of these laws provide privacy protections for certain types of personal information related to our voice services (referred to by such laws as customer proprietary network information). The Federal Trade Commission also oversees consumer privacy and data security issues more broadly through its authority to take enforcement action for unfair or deceptive practices, and state consumer protection laws can prompt review of privacy practices by state attorneys general. In addition, certain states have adopted or modified consumer privacy and data security laws, regulations and other requirements, including the California Consumer Privacy Act (CCPA), which gives California residents, among other things, the right to receive certain disclosures regarding the collection, use, and disclosure of personal information, as well as rights to access, delete, correct, and restrict the sale and certain sharing of personal information collected about them by us. State laws similar to the CCPA continue to multiply and evolve, and as various states pass their own comprehensive privacy laws and create a patchwork of overlapping but different state laws, we and our business customers and partners could be exposed to additional regulatory complexities and obligations. All states also have enacted security breach notification laws requiring notice to consumers and government agencies upon disclosure of certain information to an unauthorized party resulting from a security breach. In addition, the SEC has issued enhanced requirements related to the reporting of material cybersecurity incidents, and the FCC likewise has issued data breach notification rules for providers of telecommunications services.

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

The spacecraft we use in our business are subject to the regulatory authority of, and conditions imposed by, foreign governments, as well as contractual arrangements with third parties and the rules and procedures of the ITU. Our ViaSat-1 satellite operates under authority granted to ManSat Limited by the governments of the Isle of Man and the United Kingdom (as well as authority from the FCC), and pursuant to contractual arrangements we have with ManSat Limited that extend past the expected useful life of ViaSat-1. ViaSat-2 and various Inmarsat satellites operate, and ViaSat-3 F2 and ViaSat-3 F3 will operate, under the authority of the United Kingdom. ViaSat-3 F1 operates under the authority of the United Kingdom and the FCC. We also use Ka-band capacity on the Anik F2 satellite to provide our broadband services under an agreement with Telesat Canada, and we may do so until the end of the useful life of that satellite. Telesat Canada operates that satellite under authority granted to it by the government of Canada. We also currently use the WildBlue-1 satellite, which we own, and which is co-located with Anik F2 under authority granted to Telesat Canada by the government of Canada, and pursuant to an agreement we have with Telesat Canada that expires upon the end of the useful life of Anik F2. Accordingly, we are reliant upon ManSat Limited and Telesat Canada maintaining their respective governmental rights on which our operating rights are based. The use of these spacecraft in our business is subject to various conditions in the underlying authorizations held by us, ManSat Limited and Telesat Canada, as well as the technical and operational requirements of the rules and regulations of those jurisdictions.

We are also subject to certain other forms of foreign regulation in connection with our provision of communications services. In the area of data protection, encompassing both privacy, cybersecurity, and the processing of personal information, we are subject to existing, new, and evolving laws, regulations, and other requirements in the markets in which we operate. For instance, certain of our business units are subject to the European Union’s (EU) General Data Protection Regulation and the United Kingdom (UK) General Data Protection Regulation and Data Protection Act 2018 (collectively referred to as the GDPR), which imposes transparency, accountability, data security, cross-border data transfer, and other obligations on Viasat both as a data controller and a data processor of the personal data of individuals in the EU. Data protection laws and regulations can be subject to differing interpretations and may be inconsistent among jurisdictions. Certain foreign jurisdictions in which we operate also impose requirements related to network management practices, cooperation with local law enforcement agencies, and other matters. A smaller number of foreign jurisdictions in which we operate have adopted laws enabling the government to suspend ISP services in the country.

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

Aviation-Related Regulation

Aircraft Modification. The Federal Aviation Administration (FAA) is responsible for the regulation and oversight of civil aviation within the United States. The FAA develops and enforces airworthiness standards and regulations that certify the industry’s ability to manufacture aircraft and aircraft components, perform modification and maintenance activities on aircraft, and repair equipment previously installed on aircraft. We interact with the FAA regarding aircraft modification through two main activities: (1) supporting Type Certificate (TC) activity with an aircraft OEM to obtain linefit installation certification of our IFC and W-IFE equipment and (2) obtaining a Supplemental Type Certificate (STC) to enable the retrofit installation of our IFC and W-IFE equipment. With respect to TC activity, the OEM is responsible for full certification and FAA regulatory compliance and we are responsible for providing certified equipment to the OEM. With respect to STC activity, we typically use Organization Designation Authorization (ODA) to support holding and maintaining our STCs to ensure FAA regulatory compliance. We also work with OEMs and airlines internationally who are not subject to the FAA's jurisdiction. In those situations, we adhere to the regulations and oversight of comparable foreign agencies in the applicable jurisdictions. Our commercial aviation business depends on our ability to interact with the FAA, comparable foreign agencies and ODAs, as well as certified engineering professionals, in order to access data and obtain authorizations and approvals.

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

Human Capital

Employees. As of March 31, 2026, we employed approximately 7,000 individuals worldwide, with 66% of our workforce located in the United States. We consistently engage with our employees and generally consider the relationships with our employees to be positive, with a significant majority stating that they are proud to work at Viasat. Competition for technical personnel in our industry is intense. We believe our future success depends in part on our continued ability to attract, hire, engage and retain qualified personnel.

Human Capital Resources. Viasat has a long history of putting people first. We believe that one of the most important investments we make is in our people. Our mission to harness connectivity to create real-world impact depends on our ability to come together as one team. As a global team, we take pride in our culture of teamwork, trust and collaboration. We prioritize our employees’ health and well-being to ensure we are all able to do our best work. For example, we have a dedicated global environmental, health, and safety (EHS) team which reinforces the importance of our safety programs and encourages a culture of safe work practices in all of our locations. All employees are trained with our EHS Essentials course, with additional courses such as "Working with hazardous material" provided annually for relevant employees.

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

Executive Officers

Set forth below is information concerning our executive officers and their ages:

Name	Age	Position
Mark Dankberg	71	Chairman of the Board and Chief Executive Officer
Robert Blair	52	Senior Vice President, General Counsel and Secretary
Girish Chandran	61	Chief Technology Officer and Senior Vice President, Engineering
Garrett Chase	54	Senior Vice President and Chief Financial Officer
Lisa Curran	55	Chief Enterprise and Strategy Officer
Camellia E. FitzGerald	49	Chief Accounting Officer
Craig Miller	54	Senior Vice President and President, Government
Ben Palmer	54	President, Commercial

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

Girish Chandran joined Viasat in October 2007 as a Principal Engineer. In September 2013, Mr. Chandran was appointed Chief Technology Officer — Commercial Networks. In May 2017, he assumed the role of Chief Technical Officer and in January 2025, he assumed his current position of Chief Technology Officer and Senior Vice President, Engineering. Mr. Chandran has extensive experience building multimedia networks. Prior to joining Viasat, from 2001 to 2007, Mr. Chandran served as Vice President of Engineering at Newtec America Inc., a satellite communications equipment provider. From 1995 to 2001, he held several roles, including Vice President of Systems Engineering, at Tiernan Communications Inc. (acquired by Radyne Comstream Inc.), a provider of video compression and transmission solutions. Mr. Chandran earned a Ph.D. degree in Electrical Engineering from the University of California, San Diego, an M.S. degree in Electrical Communication Engineering from the Indian Institute of Science and a BSc. degree in Physics from the University of Kerala.

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

Lisa Curran joined Viasat in February 2024 as Vice President, Investor Relations. In March 2025, she was appointed Senior Vice President, Strategic Finance and Investor Relations and in April 2026 she assumed her current role as Chief Enterprise and Strategy Officer. Before joining Viasat, Ms. Curran held senior roles at DuPont de Nemours, Inc., a chemical and materials company, Ecolab Inc., a safety and sustainability company, Danaher Corporation, a science and technology company, Fortive Corporation, an industrial technology company and, most recently, Vontier Corporation, a mobility technology company, serving as Vice President, Investor Relations from January 2020 to October 2022. Ms. Curran subsequently served as a consultant to Vontier prior to joining Viasat. Ms. Curran holds a B.S. degree in Grain Science (Engineering) from Kansas State University and is an alumna of the Program for Leadership Development at Harvard Business School.

Camellia E. FitzGerald joined Viasat in 2014 as Vice President – Corporate Accounting and Finance. In January 2026, Ms. FitzGerald assumed her current role of Chief Accounting Officer. Previously, she worked as Senior Director — Finance and Accounting at Samsung Electronics America, a consumer electronics company, from 2009 to 2014, and as Assistant Controller at CryoCor, Inc., a medical technology company, from 2005 to 2008. She also served as a Senior Associate at PricewaterhouseCoopers from 2001 to 2005. Ms. FitzGerald is a Certified Public Accountant in California and earned a B.S. degree in Accounting from San Diego State University.

Craig Miller joined Viasat in 1995 and has held numerous technology, business and strategic leadership roles. In January 2015, Mr. Miller was appointed Chief Technology Officer — Government Systems. In May 2021, he was appointed President, Government Systems, in August 2023, was appointed President — Global Space Networks and in January 2025, was appointed Senior Vice President, Strategic Initiatives. In June 2025, Mr. Miller assumed his current position of Senior Vice President and President, Government. Mr. Miller holds a B.S. degree in Electrical Engineering from the University of Arizona.

Ben Palmer has served as President, Commercial since November 2025. Mr. Palmer previously served as the President of Viasat Maritime since August 2023, and as the President of Inmarsat Maritime since November 2021. Mr. Palmer previously held various roles at Northrop Grumman, including Group Managing Director, Mission Systems Europe, from February 2019 to November 2021 and European Strategy and Business Development Director from May 2014 to February 2019. Prior to Northrop Grumman, he also held leadership positions at AlixPartners, a consulting firm, and BAE Systems, an aerospace and defense company. Mr. Palmer holds a B.A. degree from the University of Oxford and an MS degree from the London Business School.

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

Satellite Failures, Degradations in Satellite Performance or Shortened Satellite Useful Life Could Affect Our Business, Financial Condition and Results of Operations

Satellites utilize highly complex technology, operate in the harsh environment of space and are subject to significant operational risks while in orbit. These risks include malfunctions (commonly referred to as anomalies), such as malfunctions in the deployment of subsystems or components, interference from electrostatic storms, and collisions with meteoroids or other space debris. Anomalies can occur as a result of various factors, including satellite manufacturer error, problems with the power or control sub-system of a satellite or general failures caused by the harsh space environment. Our satellites have experienced various anomalies in the past and we will likely experience anomalies in the future on the satellites we own or use. Any single anomaly or other operational failure or degradation could have a material adverse effect on our business, financial condition and results of operations. Anomalies may also cause temporary outage of service or reduce the expected useful life of a satellite, resulting in a need for replacement or backup capacity, which may not be available on reasonable economic terms, a reasonable schedule or at all. In addition, anomalies or satellite failures or degradations may cause a reduction of the revenues generated by the applicable satellite or the recognition of an impairment loss, and could lead to claims from third parties for damages. Each satellite has a finite useful life, which may be shorter than its mission life. A number of factors affect the useful life of a satellite, including the quality of design and construction, durability of component parts and back-up units, the ability to continue to maintain proper orbit and control over the satellite’s functions, the efficiency of the launch vehicle used, consumption of on-board fuel, degradation and durability of solar panels, the actual space environment experienced and the occurrence of anomalies or other in-orbit risks affecting the satellite. Finally, anomalies may adversely affect our ability to insure our satellites at commercially reasonable premiums or terms, if at all. While some anomalies are covered by insurance policies, others may not be covered or may be subject to large deductibles. Although our satellites have redundant or backup systems and components these are subject to risk of failure similar to those experienced by the primary systems and components. Moreover, in third-party satellites which we use to provide services we may not have control over the presence and implementation of redundant or backup systems and components. The occurrence of a failure of any of these redundant or backup systems and components could materially impair the useful life, capacity, coverage or operational capabilities of the satellite.

New or Proposed Satellites Are Subject to Significant Risks Related to Construction, Launch and Orbit Raising that Could Limit Our Ability to Utilize these Satellites

Satellite construction and launch are subject to significant risks, including construction delays, manufacturer error, cost overruns, regulatory conditions or delays, unavailability of launch opportunities, launch failure, damage or destruction during launch and improper orbital placement, any of which could result in significant additional cost or materially impair the useful life, capacity, coverage or operational capabilities of the satellite. The technologies in our satellite designs are also very complex, and there can be no assurance that the technologies will work as we expect or that we will realize any or all of their anticipated benefits. We have in the past identified construction-related issues in our satellites that reduced their output capabilities. Satellite construction and launch activities may be delayed by a number of factors, many of which may be outside of our control and a number of our satellite launches have in the past been delayed by factors such as civil unrest, supply chain disruptions and adverse weather events. If satellite construction schedules are not met or other events prevent satellite launch on schedule, a launch opportunity may not be available at the time the satellite is ready to be launched. In addition, delays in construction or launch could impact our ability to meet milestone conditions in our satellite authorizations and/or to maintain the rights we may enjoy under various ITU filings. A launch failure may result in significant delays because of the need both to construct a replacement satellite and to obtain other launch opportunities. Launch vehicles may also underperform, in which case the satellite may still be able to be placed into service by using its onboard propulsion systems to reach the desired orbital location, but this would cause a reduction in its useful life. Moreover, even if launch is successful, there can be no assurance that the satellite will successfully reach its geostationary orbital slot and pass in-orbit testing prior to transfer of control of the satellite to us. We have in the past experienced issues during orbital placement and testing of our satellites, and there can be no assurance that the anticipated benefits of our satellite pipeline will be realized. The failure to implement our satellite deployment plan on schedule could have a material adverse effect on our business, financial condition and results of operations.

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

The Markets in Which We Compete Are Highly Competitive and Our Competitors May Have Greater Resources than Us

The markets in which we compete are highly competitive and competition is increasing. In addition, because the markets in which we operate are constantly evolving and characterized by rapid technological change, it is difficult for us to predict whether, when and by whom new competing technologies, products or services may be introduced into our markets. We face substantial competition in each of our segments. See “Business–Competition” in Part I, Item 1 of this report for a discussion of the competitive environment in each of our segments. Many of our competitors are larger and have significant competitive advantages, including more extensive engineering or marketing capabilities, strong customer relationships, greater financial and management resources and access to technologies not available to us. As a result, these competitors may be able to adapt more quickly to changing technology or market conditions or may be able to devote greater resources to the development, promotion and sale of their products. Additionally, we may be subject to competitive disadvantages to the extent that our competitors are able to secure business or advantageous regulatory treatment through connections with or influence over government officials. Our ability to compete in each of our segments may also be adversely affected by limits on our capital resources and our ability to invest in maintaining and expanding our market share.

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

We cannot assure you that our new technology, product or service offerings will be successful or that any of our offerings will achieve market acceptance. Many of these risks are amplified in new and emerging markets where we do not currently operate or have limited operations. The time from conception through satellite launch for a new satellite design may be four years or longer, thereby delaying our ability to realize the benefits of our investments in new satellite designs and technologies. We may experience difficulties that could delay or prevent us from successfully selecting, developing, manufacturing or marketing new technologies, products or services, which could increase costs and divert our attention and resources from other projects. We cannot be sure that our efforts and expenditures will ultimately lead to the timely development of new offerings and technologies. In addition, defects may be found in our products after we begin deliveries that could degrade service quality, or result in the delay or loss of market acceptance. If we are unable to design, manufacture, integrate and market profitable new products and services for existing or emerging markets, it could materially harm our business, financial condition and results of operations, and impair the value of our common stock.

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

In addition, uncertainty or volatility in U.S. credit and capital markets may negatively impact our ability to access additional debt or equity financing or to refinance existing indebtedness in the future on favorable terms or at all. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, financial condition and results of operations. There remains significant geopolitical tensions across the world which have impacts on the global business environment which in turn can have an impact on our own business performance.

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

Mergers, acquisitions, joint ventures and strategic alliances are inherently risky and subject to many factors outside of our control, and we cannot be certain that our previous or future acquisitions, joint ventures and strategic alliances will be successful and will not materially adversely affect our business, operating results or financial condition. Anticipated growth, cost savings, synergies and other benefits of any such transactions may not be realized fully, or at all, or may take longer to realize than expected. Additionally, we may inherit legal, regulatory, and other risks of the acquired business, whether known or unknown to us, which may be material to the combined company. We may not be able to successfully integrate the businesses, products, technologies or personnel that we might acquire in the future, and any strategic investments we make may not meet our business objectives. Any failure to do so could seriously harm our business, financial condition and results of operations.

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
•
reductions or delays in government funds available for our projects due to policy changes, budget cuts or delays, changes in available funding, U.S. Government shutdowns, reductions in defense expenditures and contract adjustments;
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

The funding of U.S. Government programs is subject to congressional appropriations. Congress generally appropriates funds on a fiscal year basis even though a program may extend over several fiscal years. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations. In the event that appropriations for one of our programs become unavailable, or are reduced or delayed, our contract or subcontract under such program may be terminated or adjusted by the government, which could have a negative impact on our future sales and results of operations. Budget cuts to defense spending can exacerbate these problems. From time to time, when a formal appropriation bill has not been signed into law before the end of the U.S. Government’s fiscal year, Congress may pass a continuing resolution that authorizes agencies of the U.S. Government to continue to operate, generally at the same funding levels from the prior year, but does not authorize new spending initiatives, during a certain period. During such period (or until the regular appropriation bills are passed), delays can occur in procurement of products and services due to lack of funding, and such delays can affect our results of operations during the period of delay.

Because Our Products Are Complex and Are Deployed in Complex Environments, Our Products as well as Third Party Products on Which We Rely Are Likely to Have Vulnerabilities and Defects that We May Discover only After Full Deployment, which Could Seriously Harm Our Business

We produce highly complex products that incorporate leading-edge technology, including both hardware and software, including hardware and software manufactured by third parties. Our products are designed to be deployed across complex networks, which in some cases may include over a million users, and are sometimes integrated with our customers' systems. Because of the nature of these products, there is no assurance that our pre-shipment testing programs will be adequate to detect all defects or vulnerabilities. As a result, our customers may discover errors or defects in our hardware or software, or our products may not operate as expected. If we are unable to cure a product defect, we could experience damage to our reputation, reduced customer satisfaction, loss of existing and potential customers, failure to achieve market acceptance, cancellation of orders, loss of revenues, reduction in backlog and market share, increased service and warranty costs, diversion of development resources, legal actions by our customers, product returns or recalls, issuance of credit to customers and increased insurance costs. Further, due to the high volume nature of our fixed broadband business, product defects in this business could significantly increase these risks. Defects, integration issues or other performance problems in our products could also result in financial or other damages to our customers, who could seek damages for related losses from us, which could seriously harm our business, financial condition and results of operations. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly. In addition, given the complex nature of our systems and technologies, we regularly identify and track security vulnerabilities. We cannot guarantee comprehensively applied patches nor confirm that measures are in place to mitigate all such vulnerabilities or that patches will be applied before vulnerabilities are exploited. If a critical vulnerability is exploited, it could significantly compromise our and our customers’ systems and data, and could materially harm our business, financial condition and results of operations.

Our Reputation, Business, Results of Operations, and Financial Condition Could Be Materially Harmed as a Result of Data Breaches, Data Theft, Unauthorized Access, Hacking or Other Cybersecurity Incidents

We rely heavily on computer systems, hardware, software, infrastructure and various connected sites and networks for both internal and external operations that are critical to our business (collectively, IT Systems). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services, including but not limited to cloud computing services. In addition, in the ordinary course of our business, our IT Systems and those of our third-party business partners, including our distributors, business partners, supply chain and other vendors, store sensitive data, including information that is confidential, regulated, proprietary or otherwise sensitive in nature to our business. This information may include intellectual property and product information, personal information, financial information and other confidential business information relating to us and our employees, customers, suppliers and other business partners.

We and our distributors, partners, vendors and customers face numerous and evolving cybersecurity threats to the confidentiality, integrity and availability of our respective IT Systems and information, including threats from a wide range of bad actors and malicious parties, such as computer programmers, hackers or sophisticated nation-state and nation-state supported actors, as well as incidents attributable to employee error or wrongful conduct, technological error, malfeasance (including by insiders), the exploitation of misconfigurations, "bugs" and other vulnerabilities in hardware or software that is integrated into our (or our suppliers’ or service providers’) IT systems, products, or services, or other disruptions caused by sophisticated social engineering/phishing and malware exploits (e.g., ransomware).

Despite our security measures, and those of our third-party vendors, we and our third-party vendors have experienced cyberattacks, data breaches and other disruptive cybersecurity incidents, and we remain vulnerable to data breaches, and cybersecurity attacks, incidents and disruptions, in the future. For example, in fiscal year 2022, a cyberattack involving our KA-SAT network resulted in a partial interruption of consumer-oriented fixed broadband services in Europe and North Africa. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future.

Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage IT Systems, change frequently and often are not recognized until launched against a target, we are unable to anticipate all threat actor techniques (such as those leveraging artificial intelligence), and are unable to implement absolute preventative measures, particularly given that attackers are increasingly using sophisticated techniques. Accordingly, we may be unable to detect, investigate, remediate, or recover from future attacks or incidents, or to avoid a material adverse impact to our IT systems, confidential information or business. Any integration of artificial intelligence in our or any third party’s operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. We have also acquired and expect to continue to acquire companies that have cybersecurity vulnerabilities and/or unsophisticated security measures, and we face challenges in integrating acquired entities with our cybersecurity program, controls and tools, all of which exposes us to significant cybersecurity, operational, and financial risks. Additionally, outside parties regularly engage in phishing and other social engineering attacks against our employees or other users of our IT Systems and data. Given the nature of complex systems, software and services like ours, and the scanning tools we deploy in our environment, we regularly identify and track security vulnerabilities. We are unable to comprehensively apply patches or mitigating measures to all such vulnerabilities, or guarantee that patches or mitigation will be in place before vulnerabilities are exploited by a threat actor. The rapid proliferation of artificial intelligence has also enabled threat actors to identify vulnerabilities at an accelerated pace, thereby increasing the frequency and severity of cyber threats facing us and others. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and confidential information.

We may be subject to legal claims or proceedings or regulatory investigations and enforcement actions that can result in significant liability, and suffer serious reputational and financial harm if a cyberattack or security incident materially disrupts our operations or materially compromises the availability, integrity or confidentiality of our IT Systems or our or our customers’ critical information. If an attack or breach results in material losses of existing and/or prospective customers, it could adversely affect our business relationships, financial condition and results of operations. We could also suffer other negative consequences, including significant incident response, system restoration or remediation costs, future compliance costs, significantly increased cybersecurity protection costs, loss of material revenues, and the unauthorized use of proprietary information or the failure to retain or attract customers following an attack. Any or all of the foregoing could materially adversely affect our business, results of operations, and financial condition.

We cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all. Further, if we or our service providers are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions, and expulsion from card acceptance programs, which could adversely affect our operations.

We Use AI Technologies in Our Business, and the Use of These Technologies Involve Technological and Legal Risks.

We use artificial intelligence and machine learning technologies (collectively, AI Technologies) in our business, and continue to invest in this area. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies and there can be no assurance that our usage of or investments in such technologies will enhance our products or services or be beneficial to our business. In particular, if the models underlying our AI Technologies are: incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data, or on data to which we do not have the sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats, data privacy concerns, or material performance issues, the performance of our products, services and business, as well as our reputation, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.

We are in varying stages of development in relation to our products and services, as well as our internal processes and procedures involving AI Technologies, and we may not be successful in our ongoing development, maintenance and operation of our AI Technologies in the face of unforeseen difficulties, including material performance problems, undetected defects, or errors, as well as other novel and evolving technical, reputational and market factors. We also use AI Technologies licensed from third parties and if any such AI Technologies become incompatible with our solutions or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI Technologies are offered or terminate their relationship with us, we may be unable to continue to use such technologies at the scale we need, our products or services may become less appealing to our customers, we may not be able to meet customer demands, and our business or reputation may be harmed. As we use AI Technologies to develop or assist in the development of our own software code, if the AI Technologies we use generate code that is too similar to other proprietary code, to software processes that are protected by patent, or to open source code, we could be subject to intellectual property infringement claims or risk losing protection of our own proprietary code that is commingled with such code, which could adversely affect our business. Our ability to continue to develop or use AI Technologies may be dependent on access to specific third-party software, services and infrastructure, and we cannot control the availability or pricing of such third-party software and infrastructure, especially in a highly competitive environment.

The regulatory framework for AI Technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have enacted or are currently considering laws and regulations governing AI. Such regulations may impact our ability to develop, use, procure and commercialize AI Technologies in the future. Additionally, existing laws and regulations, including competition, antitrust, data privacy and consumer protection laws, may be interpreted or enforced in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects our use, development, or the operation of our AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot predict the impact future laws, regulations, or standards, or the market perception of their requirements, may have on our business or how we will respond to these laws or regulations. In addition, if we fail or are perceived to fail to comply with these laws and regulations, we may face lawsuits, investigations, enforcement actions, negative reputational impacts, and other penalties that materially impact our business.

A Significant Portion of Our Revenues Is Derived from a Few of Our Contracts

A small number of our contracts account for a significant percentage of our revenues. Our five largest contracts generated approximately 19% of our total revenues in fiscal year 2026. The failure of these customers or any of our key distributors to place additional orders or to maintain their contracts with us for any reason, including any downturn in their business or financial condition or our inability to renew our contracts with these customers or obtain new contracts on expiration, could materially harm our business and impair the value of our common stock.

Our Development Contracts May Be Difficult for Us to Comply with and May Expose Us to Third-Party Claims for Damages, and We May Experience Losses from Fixed-Price Contracts

We are often party to government and commercial contracts involving the development of new products. We derived approximately 11% of our total revenues for fiscal year 2026 from these development contracts. These contracts typically contain strict performance obligations and project milestones. We cannot assure you that we will comply with these performance obligations or meet these project milestones in the future. If we are unable to do so, our customers may terminate these contracts and, under some circumstances, recover damages or other penalties from us. We are not currently, nor have we always been, in compliance with all outstanding performance obligations and project milestones in our contracts. We cannot assure you that the other parties to any such contract will not terminate the contract or seek damages from us. If other parties elect to terminate their contracts or seek damages from us, it could materially harm our business and impair the value of our common stock.

Substantially all of our revenues are derived from contracts with fixed prices, which involve greater financial risk because we assume all of the cost burden in the event of cost overruns. If we do not anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract, it may significantly reduce our net profit or cause a loss on the contract. In the past, we have experienced significant cost overruns and losses on fixed-price contracts. Because many of these contracts involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, a significant increase in or a sustained period of increased inflation, problems with our suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. Furthermore, if we do not meet contractual deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. We believe a high percentage of our contract revenue will continue to be at fixed prices in the future. Although we attempt to accurately estimate costs for fixed-price contracts, we cannot assure you our estimates will be adequate or that substantial losses on fixed-price contracts will not occur in the future. If we are unable to address any of the risks described above, it could materially harm our business, financial condition and results of operations, and impair the value of our common stock.

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

Our reliance on contract manufacturers and on sole source suppliers or a limited group of suppliers involves several risks. We may not be able to obtain an adequate supply of required components, and our control over the price, timely delivery, reliability and quality of finished products may be reduced. We have in the past experienced and may in the future experience delays in the delivery of and quality problems with products and components and subassemblies from vendors. Some of the suppliers we rely upon have relatively limited financial and other resources. Significant events such as a pandemic, natural disasters, extreme weather events, acts of terrorism, civil unrest, cyberattacks, labor market instability, changes to trade policy, including tariff and customs regulations or global shortages of components or materials, may cause temporary or long-term disruptions in our supply chain and distribution systems and/or delays in the delivery of inventory. If we are not able to obtain timely deliveries of components and subassemblies of acceptable quality or if we are otherwise required to seek alternative sources of supply or substitutes, or to manufacture our products or components and subassemblies internally, our ability to satisfactorily and timely complete our customer obligations could be negatively impacted which could result in reduced sales, termination of contracts and damage to our reputation and relationships with our customers. This failure could also result in a customer terminating our contract for default, which could expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders.

We also rely on third parties to provide network infrastructure and satellite bandwidth that we use to serve our mobility, defense and other customers. If that network infrastructure or satellite bandwidth becomes temporarily or permanently unavailable, we may not be able to pursue new business opportunities or satisfy existing customer obligations, which could result in reduced sales, termination of contracts and damage to our reputation. Such an occurrence could materially harm our business, financial condition and results of operations, and impair the value of our common stock.

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

Because We Conduct Business Internationally, We Face Additional Risks, including Risks Related to Global Political and Economic Conditions, Sanctions, Changes in Regulation and Currency Fluctuations

Approximately 32% of our total revenues in fiscal year 2026 were derived from international sales. Conducting business internationally involves additional risks, including unexpected changes in laws, policies and regulatory requirements (including regulations related to import-export control and tariffs); increased cost of localizing systems in foreign countries; increased sales and marketing and R&D expenses; timing and availability of export licenses; political and economic instability, wars, insurrections and other conflicts; issues related to the political relationship between the United States and other countries; fluctuations in currency exchange rates (including their effect on sales denominated in foreign currencies), foreign exchange controls and restrictions on cash repatriation; compliance with international laws and U.S. laws affecting the activities of U.S. companies abroad, including existing and future privacy and cyber-related laws; challenges in staffing and managing foreign operations; difficulties in managing distributors; requirements for additional liquidity to fund our international operations; availability of suitable export financing; ineffective legal protection of our intellectual property rights in certain countries; potentially adverse tax consequences; potential difficulty in making adequate payment arrangements; potential difficulty in collecting accounts receivable; and imposition of taxes, tariffs (including recent U.S. tariffs imposed or threatened to be imposed on other countries and retaliatory actions taken by such countries), embargoes, sanctions and other trade barriers. In addition, some of our customer purchase agreements are governed by foreign laws, which may differ significantly from U.S. laws and we may be limited in our ability to enforce our rights under these agreements and to collect damages, if awarded. If we are unable to address any of the risks described above, it could materially harm our business and impair the value of our common stock.

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

Future Sales of Our Common Stock Could Lower Our Stock Price and Dilute Existing Stockholders

From time to time, we raise capital from equity financings and file universal shelf registration statements with the SEC for the future sale of an unlimited amount of common stock, preferred stock, warrants, rights, and other securities. For example, during fiscal year 2021 we sold 4.5 million shares of our common stock to certain accredited investors in a private placement transaction.

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

We Expect Our Stock Price to Be Volatile, and You May Lose All or Some of Your Investment

The market price of our common stock has been volatile in the past. For example, between April 1, 2024 and May 8, 2026, the market price of our common stock ranged from $70.35 to $6.69. Trading prices may continue to fluctuate in response to a number of events and factors, including quarterly variations in operating results (or operating results falling below the expectations of analysts and investors), significant announcements by us or our competitors, regulatory developments, or changes in market conditions in our industry or the economy as a whole. Any of these events may cause the market price of our common stock to fall. In addition, the stock market in general and the market prices for technology companies in particular have experienced significant volatility that is often unrelated to operating performance. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance.

We May Not Be Able to Utilize All of Our Deferred Tax Assets

Our deferred tax asset valuation allowances are the result of uncertainties regarding the future realization of our deferred tax assets (consisting primarily of U.S. net operating loss and tax credit carryforwards, reserves and accruals that are not currently deductible for tax, and foreign net operating loss carryforwards). Current evidence does not suggest we will realize sufficient taxable income of the appropriate character within the carryforward period to allow us to realize these deferred tax benefits. If we were to identify and implement tax planning strategies to recover these deferred tax assets or generate sufficient income of the appropriate character in these jurisdictions in the future, it could lead to the reversal of these valuation allowances and a reduction of income tax expense. For the remaining deferred tax assets without valuation allowances (consisting primarily of UK and other foreign interest carryforwards subject to annual interest deduction limitations), certain transactions or material changes to our global financing arrangements could limit our right to use the deferred tax assets and make netting against deferred tax liabilities inappropriate, resulting in an increase to our valuation allowance and income tax expense.

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

Laws and regulations affecting our business are subject to change in response to industry developments, new technology, and political considerations, among other things. Legislators and regulatory authorities in various countries are considering, and may in the future adopt, new laws, policies, and regulations, as well as changes to existing laws, policies and regulations. We cannot predict when or whether applicable laws, policies, or regulations may come into effect or change, or what the cost and time necessary to comply with such new or updated laws or regulations may be. For example, we are subject to a variety of federal, state and foreign laws, regulations and other requirements relating to the privacy, security and processing of personal information, such as the California Consumer Privacy Act, EU General Data Protection Regulation, UK General Data Protection Regulation and Data Protection Act 2018, and related laws in other jurisdictions, which impose certain compliance obligations and provide their residents individual rights with respect to their personal information, and allow for penalties and, in some cases, private rights of action for violations. The application and interpretation of cybersecurity and data privacy security and protection laws, regulations, and other requirements are evolving and new requirements, or amendments to existing requirements, present increasing compliance challenges, which may increase our costs, require us to change our business operations, affect our competitiveness, cause reputational harm, and expose us to legal claims or proceedings (including class actions), regulatory investigations or enforcement actions, and, if found liable, substantial fines or other penalties.

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

An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. Government agencies. In addition, if we fail to obtain an “adequate” determination of our various accounting and management internal control business systems from applicable U.S. Government agencies or if allegations of impropriety are made against us, we could suffer serious harm to our business or our reputation, including our ability to bid on new contracts or receive contract renewals and our competitive position in the bidding process. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

We are also subject to audit from time to time by other governments, including by the UK Government in respect of the package of economic undertakings agreed to by us and Inmarsat with the UK Government’s Department for Business, Energy and Industrial Strategy in March 2022, and an adverse review may impact our business, financial condition and results of operations.

Risks Associated with Environmental, Social and Governance Matters, Including Global Climate Change, and Legal, Regulatory or Market Responses to These Matters Could Harm Our Reputation and Business

In recent years, there has been scrutiny by various stakeholders and policymakers regarding companies’ management of climate change, human capital, and other environmental, social and governance (ESG) matters. Shareholder ESG expectations, physical and transition risks associated with climate change, ESG regulation, contractual requirements and policy requirements present risks to our business and financial condition. While we engage in various initiatives to manage such matters and address stakeholder expectations, such initiatives can be costly and may not have the desired effect. Our approach to such matters also evolves, and we cannot guarantee that our approach will align with the expectations or preferences of any particular stakeholder. Changes in environmental and climate change laws or regulations could lead to additional operational restrictions and compliance requirements. For example, various policymakers have adopted, or may in the future adopt, requirements for certain ESG disclosures or consideration of ESG matters in procurement decisions, among other things. Changes in government procurement laws that mandate or include climate change considerations, such as the contractor’s greenhouse gas (GHG) emissions, lower emission products or other climate risks, in evaluating bids could result in costly changes to our operations or affect our competitiveness on future bids.

Compliance with current and future environmental laws and regulations may require significant operating and capital costs. Environmental laws and regulations may institute substantial fines and criminal sanctions to address violations and may require the installation of costly pollution control equipment or operational changes to limit emissions or discharges. Our suppliers may face similar business interruptions and incur additional costs that may be passed on to us. Proponents and opponents of ESG matters are increasingly resorting to activism, including litigation, to advance their perspectives. Addressing stakeholder expectations or requirements entails costs and any failure to successfully navigate such expectations may result in reputational harm, loss of customers or contracts, regulatory or investor engagement, or other adverse impacts to our business. If our responses to legal and regulatory requirements or other sustainability concerns are unsuccessful or perceived as inadequate, we also may suffer damage to our reputation, which could have a material adverse impact on our business, financial condition and results of operations.

Risks Related to Our Indebtedness

Our Level of Indebtedness May Adversely Affect Our Ability to Operate Our Business, Remain in Compliance with Debt Covenants, React to Changes in Our Business or the Industry in Which We Operate, or Prevent Us From Making Payments on Our Indebtedness

We have a significant amount of indebtedness. As of March 31, 2026, the aggregate principal amount of our total outstanding indebtedness was $6.6 billion (as more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 below). As of March 31, 2026, we had undrawn availability of $598.2 million under Viasat's $647.5 million revolving credit facility (the Viasat Revolving Credit Facility) and undrawn availability of $550.0 million under Inmarsat's $550.0 million revolving line of credit (the Inmarsat Revolving Credit Facility and, together with the Viasat Revolving Credit Facility, the Revolving Credit Facilities). Our high level of indebtedness could have important consequences. For example, it could:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Viasat Cybersecurity Risk Management, Strategy and Governance Disclosure

Viasat builds, maintains, and operates satellite and telecommunications systems, infrastructure and services used by both government and commercial customers across the globe. We recognize the importance of building a resilient cybersecurity program focused on reducing cybersecurity risk to our customers, partners and our own organization. Our Cybersecurity Engineering organization, at the direction of the Board of Directors, has developed and implemented a cybersecurity risk management and technical assistance program intended to protect the confidentiality, integrity and availability of the services provided and the information stored, processed or transmitted by our critical systems and infrastructure, while assisting staff to develop, operate and maintain secure products and services. Our cybersecurity risk management program shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk.

Our Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated governance of cybersecurity and other technology risks to the Audit Committee (the Committee). Our executive management is ultimately responsible for assessing and managing risks from cybersecurity threats we face, and in this regard works closely with the Chief Information Security Officer (CISO) who reports to our President, Viasat Government. The Committee oversees management’s design and implementation of our cybersecurity risk management program and receives periodic reports, at least semi-annually, from the CISO on cybersecurity risks, the threat landscape, and our cybersecurity planning roadmap. In addition, the CISO updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as other relevant incidents and potential or mitigated threats. The Committee reports to the Board of Directors regarding its activities, including those related to cybersecurity, and may request the CISO brief the Board of Directors on the status of cybersecurity and risk management programs, as well as relevant incidents and threats. Board members also receive periodic presentations on key cybersecurity topics from the CISO.

Our operational cybersecurity team is led by the CISO. The CISO has 33 years of experience in Information Technology and Security, with extensive experience designing, operating and protecting satellite and terrestrial telecommunications networks. The CISO also leads Viasat’s engagement with the private sector and government security communities, which includes facilitating active information sharing with these partners. As part of the acquisition and continuing integration of Inmarsat, the legacy Inmarsat cybersecurity team has integrated with the Viasat Security Engineering organization. The engineering and operational cybersecurity teams of both legacy organizations jointly participate in local and national cybersecurity organizations, teach classes on cybersecurity, maintain numerous relevant certifications, and participate in training relevant to their field of expertise.

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

Integration efforts between legacy Viasat and Inmarsat’s cybersecurity departments are nearly complete. Governing policies have been merged, while processes and operational practices are continually being refined to align with the business objectives and security requirements. The combined Viasat and Inmarsat cybersecurity organizations are now one, reporting to the CISO and remaining focused on the overall Viasat and Inmarsat satellite service network and corporate integration activities.

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

In fiscal year 2026, Viasat has further enhanced its security organization and operations by integrating organizationally the Global Security (physical security and classified information assurance) organization under the CISO. The goal is to further enhance our capabilities while delivering a consistent message to our customers, stakeholders, and staff. Together, both teams develop and deliver a joint annual security training and education program that engages our employees, appropriate partners and third parties in a security training program that incorporates both cybersecurity and physical security elements. The annual security training program supports additional focused security training for personnel handling certain sensitive information such as payment card information (PCI), controlled unclassified information (CUI), or personally identifiable information (PII).

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

During fiscal year 2026, we did not identify risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our operations, business strategy, results of operations, or financial condition. We face ongoing risks from certain cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – Our Reputation, Business, Results of Operations, and Financial Condition Could Be Materially Harmed as a Result of Data Breaches, Data Theft, Unauthorized Access, Hacking, or Other Cybersecurity Incidents” in Part I, Item 1A of this report.

ITEM 2. PROPERTIES

Our worldwide headquarters are located at our Carlsbad, California campus and our international headquarters are located in London, United Kingdom. In addition to our Carlsbad campus and international headquarters in London, each of which we lease, we own or lease facilities, offices and earth stations across the globe, including our leased facility in Tempe, Arizona. Each of our segments uses each of these facilities. Although we believe that our existing facilities are suitable and adequate for our present purposes, in fiscal year 2027 and beyond, we will continue to evaluate our real estate needs and may further re-size our real estate footprint based on utilization and operational needs (such as the re-sizing undertaken in fiscal years 2024 and 2023).

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the symbol “VSAT.” As of May 8, 2026, there were approximately 323 holders of record of our common stock. A substantially greater number of holders of Viasat common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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
•
Fixed services and other, which includes high-speed, high-quality, reliable fixed broadband internet services to businesses and residential users (primarily in the United States as well as in various countries in Europe and Latin America), enterprise connectivity solutions, IoT and other narrowband services (such as L-band managed services that enable real-time M2M position or high-value asset tracking) and energy services.

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
•
the competitiveness and adoption of our maritime solutions by commercial shipping fleets, offshore service vessel operators and commercial fishing companies, and the rate of growth of our NexusWave fully-managed connectivity service;
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
•
the timing and impact of acquisitions and divestitures and transaction-related or integration costs and any incurrence or repayment of indebtedness in connection therewith;
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
•
our reliance on a global supply chain, including contract manufacturers and single-source or limited groups of suppliers; the impact of supply chain bottlenecks, and our ability to purchase or favorably price component parts that are periodically subject to shortages or supply chain disruptions resulting from surges in demand, natural disasters, tariffs, wars and other conflicts, public health crises or other events;
•
varying subscriber addition, churn and average revenue per user rates for our fixed broadband businesses and mix of wholesale and retail subscribers;
•
one-time charges to operating income arising from items such as costs and expenses, relating to acquisitions or divestitures, impairment of assets and write-offs of assets related to customer non-payments or obsolescence;
•
changes in laws, regulations and interpretations affecting our business, including changes affecting spectrum availability or permitted uses; and
•
our ability to generate sufficient cash flows to repay our indebtedness.

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

Satellite-Related Activities

As of March 31, 2026, our complementary fleet of 23 in service or operational satellites spanned the Ka-, L- and S-bands, enabling us to provide a wide array of high-quality broadband and narrowband services with near global coverage (including strong oceanic coverage) with greater redundancy and resiliency. The second ViaSat-3 class satellite, ViaSat-3 F2, was launched into orbit in November 2025. Subsequent to fiscal year 2026, in April 2026, we launched the third ViaSat-3 class satellite, ViaSat-3 F3, into orbit with commercial service expected to commence by late summer 2026.

During fiscal year 2024, we reported a reflector deployment issue with the ViaSat-3 F1 satellite that materially impacted its performance, and a power subsystem anomaly with the Inmarsat-6 F2 satellite during its orbit raising phase that caused the satellite to not operate as intended. See Note 1 — The Company and a Summary of Its Significant Accounting Policies — Property, equipment and satellites to our consolidated financial statements for more information.

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

As we continue to build and expand our global network and satellite fleet, from time to time we enter into satellite construction agreements for the construction and purchase of additional satellites and (depending on the satellite design) the integration of our payload and technologies into the satellites. See Note 13 — Commitments to our consolidated financial statements for information as of March 31, 2026 regarding our future minimum payments under our satellite construction contracts and other satellite-related purchase commitments (including satellite performance incentive obligations) for the next five fiscal years and thereafter. The total project cost to bring a new satellite into service will depend, among other things, on the scope and timing of the earth station infrastructure roll-out and the method used to procure fiber or other access to the earth station infrastructure. Our total cash funding of a satellite project may be reduced through third-party agreements, such as potential joint service offerings and other strategic partnering arrangements.

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

Our defense and advanced technologies segment revenues are primarily derived from products and services in our information security and cyber defense, space and mission systems, tactical networking, and advanced technologies and other business lines, which are provided to government and commercial customers.

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

Performance obligations related to developing and delivering complex equipment built to customer specifications under long-term contracts are recognized over time as these performance obligations do not create assets with an alternative use to us and we have an enforceable right to payment for performance to date. To measure the transfer of control, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for our contracts because that best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Estimating the total costs at completion of a performance obligation requires management to make estimates related to items such as subcontractor performance, material costs and availability, labor costs and productivity and the costs of overhead. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recognized in the period the loss is determined. A one percent variance in our future cost estimates on open fixed-price contracts as of March 31, 2026 would change our income (loss) before income taxes by an insignificant amount.

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

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. Except for the impairment related to our exit from certain locations in EMEA markets, disposal of certain related assets and termination of certain related long-term contracts in the fourth quarter of fiscal year 2025 and the impairment related to certain of our satellites under construction and satellite programs in the second and third quarters of fiscal year 2024 (as discussed in Note 1 — The Company and a Summary of Its Significant Accounting Policies — Property, equipment and satellites below), no other material impairments were recorded by us for fiscal years 2026, 2025 and 2024. See Note 6 — Leases to our consolidated financial statements for additional information.

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

Based on our qualitative assessment performed during the fourth quarter of fiscal year 2026, we concluded that it was more likely than not that the estimated fair value of each of our reporting units exceeded their related carrying value as of March 31, 2026.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data of our continuing operations for the periods indicated:

	Fiscal Years Ended
	March 31, 2026	March 31, 2025	March 31, 2024
Revenues:	100%	100%	100%
Service revenues	71	71	70
Product revenues	29	29	30
Operating expenses:
Cost of service revenues	46	46	45
Cost of product revenues	21	21	23
Selling, general and administrative (including ground network (FY25), satellite (FY24) impairment and related charges, net — see Note 1)	22	26	44
Independent research and development	4	3	4
Amortization of acquired intangible assets	6	6	5
Income (loss) from continuing operations	2	(2)	(21)
Interest (expense) income, net	(3)	(7)	(7)
(Loss) gain on extinguishment of debt, net (see Note 7)	—	(2)	—
Income (loss) from continuing operations before income taxes	2	(12)	(28)
(Provision for) benefit from income taxes from continuing operations	(3)	—	3
Net income (loss) from continuing operations	—	(12)	(24)
Net income (loss) from discontinued operations, net of tax	—	—	—
Net income (loss) attributable to Viasat, Inc.	(1)	(13)	(25)

Fiscal Year 2026 Compared to Fiscal Year 2025

Revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2026	March 31, 2025	Increase (Decrease)	Increase (Decrease)
Service revenues	$3,274.4	$3,225.8	$48.6	2%
Product revenues	1,365.9	1,293.8	72.1	6%
Total revenues	$4,640.3	$4,519.6	$120.7	3%

Our total revenues increased by $120.7 million as a result of a $72.1 million increase in product revenues and a $48.6 million increase in service revenues. The increase in product revenues was driven by a $105.8 million increase in our defense and advanced technologies segment, partially offset by a $33.7 million decrease in our communication services segment. The increase in service revenues was driven by a $34.9 million increase in our communication services segment and a $13.8 million increase in our defense and advanced technologies segment.

Cost of revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2026	March 31, 2025	Increase (Decrease)	Increase (Decrease)
Cost of service revenues	$2,126.5	$2,091.7	$34.8	2%
Cost of product revenues	980.6	937.9	42.7	5%
Total cost of revenues	$3,107.1	$3,029.6	$77.4	3%

Cost of revenues increased by $77.4 million as a result of a $42.7 million increase in cost of product revenues and a $34.8 million increase in cost of service revenues. The increase in cost of product revenues correlated to product revenue growth in our defense and advanced technologies segment. Additionally, product revenues in this segment included a higher percentage of intellectual property licensing and royalty-based revenues in the prior year period, which had relatively low costs of product revenues. The increase in cost of service revenues was primarily driven by service revenue growth in our communication services segment.

Selling, general and administrative expenses

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2026	March 31, 2025	Increase (Decrease)	Increase (Decrease)
Selling, general and administrative	$999.5	$1,181.1	$(181.6)	(15)%

During fiscal year 2025, we experienced a net loss of $169.4 million related to a ground network impairment as a result of our exit activities from certain locations in EMEA markets, which was recorded in our communication services segment in the prior year period. After excluding this net loss from the prior year period, selling, general and administrative (SG&A) expenses decreased by $12.2 million year-over-year, mainly due to a decrease in selling costs in our communication services segment. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, acquisition and transaction related expenses, facilities, finance, contract administration and general management.

Independent research and development

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2026	March 31, 2025	Increase (Decrease)	Increase (Decrease)
Independent research and development	$164.9	$142.4	$22.5	16%

The $22.5 million increase in IR&D expenses was primarily a result of increased IR&D efforts supporting multi-orbit initiatives in our communication services segment, as well as space and mission system products and next-generation programs in encryption business within our defense and advanced technologies segment.

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to 12 years. Amortization of acquired intangible assets remained relatively flat year-over-year. Expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
Expected for fiscal year 2027	$263,329
Expected for fiscal year 2028	263,291
Expected for fiscal year 2029	262,266
Expected for fiscal year 2030	247,160
Expected for fiscal year 2031	234,951
Thereafter	726,439
$1,997,436

Interest income

The $121.9 million increase in interest income for fiscal year 2026 compared to fiscal year 2025 was primarily due to $152.5 million recognized as interest income from the receipt of the $420.0 million lump sum payment from Ligado in the current year period (see Note 14 — Contingencies to our consolidated financial statements for further information), partially offset by lower interest earned as a result of lower average invested balance in combination with lower interest rates.

Interest expense

The $61.7 million decrease in interest expense in fiscal year 2026 compared to fiscal year 2025 was primarily due to our decreased level of indebtedness compared to the prior year period, as the aggregate principal amount of our total outstanding indebtedness was $6.6 billion as of March 31, 2026 compared to $7.2 billion as of March 31, 2025 (see Note 7 — Senior Notes and Other Long-Term Debt to our consolidated financial statements for further information), in addition to the increase in capitalized interest.

Income taxes

The income tax provision in fiscal year 2026 primarily reflected the tax expense from our income before income taxes, valuation allowance recorded against our U.S. net deferred tax assets, withholding taxes, and foreign tax audit adjustments, partially offset by a partial capital gain tax exemption on the sale of our investment in Navarino UK. The income tax benefit in fiscal year 2025 primarily reflected the tax benefit from our loss before income taxes, partially offset by a valuation allowance recorded against our U.S. net deferred tax assets. Our valuation allowance against deferred tax assets increased from $430.5 million at March 31, 2025 to $435.0 million at March 31, 2026, relating to carryforwards of federal, state, and foreign net operating losses, federal and state R&D tax credits, and foreign tax credits.

Segment Results for Fiscal Year 2026 Compared to Fiscal Year 2025

Communication Services Segment

Revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2026	March 31, 2025	Increase (Decrease)	Increase (Decrease)
Segment service revenues	$3,057.2	$3,022.3	$34.9	1%
Segment product revenues	242.4	276.1	(33.7)	(12)%
Total segment revenues	$3,299.7	$3,298.5	$1.2	—

Our communication services segment revenues increased by an insignificant amount due to a $34.9 million increase in service revenues, which was mostly offset by a $33.7 million decrease in product revenues. The increase in segment service revenues was due to a $143.2 million increase in aviation services and a $40.5 million increase in government satcom services, partially offset by an expected decrease in revenues of $133.9 million from fixed services and other as we continued to allocate a greater proportion of our bandwidth to our IFC business in preference to our U.S. fixed services business due to bandwidth constraints, as well as a $14.9 million decrease in maritime. The IFC service revenue increase was driven primarily by the increase in the number of commercial aircraft receiving our in-flight services through our IFC systems, with our IFC systems installed and in service on approximately 4,580 commercial aircraft (of which approximately 130 were inactive mostly due to standard aircraft maintenance) as of March 31, 2026, compared to approximately 4,120 commercial aircraft (of which approximately 90 were inactive mostly due to standard aircraft maintenance) as of March 31, 2025. The decrease in segment product revenues was primarily attributed to the revenues generated in prior year period by the energy services system integration business that we sold in December 2024 as well as accelerated terminal deliveries in our aviation business in the prior year period.

Segment operating profit (loss)

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2026	March 31, 2025	Increase (Decrease)	Increase (Decrease)
Segment operating profit (loss)	$152.6	$(50.2)	$202.8	404%
Percentage of segment revenues	5%	(2)%

The change in our communication services segment from an operating loss to an operating profit was primarily due to the $169.4 million impairment related to ground network in the prior year period, as described above. We also experienced lower SG&A costs of $25.2 million and higher earnings contributions of $17.8 million in the current year period, reflecting margin improvement. The year-over-year increase in operating profit was partially offset by higher IR&D expenditures of $9.6 million in the current year period supporting multi-orbit initiatives.

Defense and advanced technologies segment

Revenues

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2026	March 31, 2025	Increase (Decrease)	Increase (Decrease)
Segment service revenues	$217.2	$203.4	$13.8	7%
Segment product revenues	1,123.4	1,017.7	105.8	10%
Total segment revenues	$1,340.6	$1,221.1	$119.5	10%

Our defense and advanced technologies segment revenues increased by $119.5 million due to a $105.8 million increase in product revenues and a $13.8 million increase in service revenues. The increase in segment product revenues was due to increases of $89.0 million in information security and cyber defense, $26.0 million in space and mission systems and $9.8 million in tactical networking, partially offset by a $19.1 million decrease in advanced technologies and other. The increase in segment service revenues was primarily driven by advanced technologies and other.

Segment operating profit (loss)

	Fiscal Years Ended		Dollar	Percentage
(In millions, except percentages)	March 31, 2026	March 31, 2025	Increase (Decrease)	Increase (Decrease)
Segment operating profit (loss)	$216.3	$216.7	$(0.4)	—
Percentage of segment revenues	16%	18%

The slight decrease in our defense and advanced technologies segment operating profit was primarily due to higher SG&A costs of $13.0 million and higher IR&D expenditures of $12.9 million supporting space and mission system products and next-generation programs in encryption business in the current year period. These increases in costs were mostly offset by higher earnings contributions of $25.5 million, reflecting segment revenue growth year-over-year.

Fiscal Year 2025 Compared to Fiscal Year 2024

For a discussion of our results of operations for fiscal year 2025 compared to fiscal year 2024, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

Backlog

Our firm and funded backlog as of March 31, 2026 is reflected in the table below:

As of March 31, 2026
(In millions)
Firm backlog
Communication services	$2,861.0
Defense and advanced technologies	1,211.9
Total	$4,072.9
Funded backlog
Communication services	$2,782.1
Defense and advanced technologies	1,009.8
Total	$3,791.9

The firm backlog does not include contract options. As of March 31, 2026, a little less than half of the firm backlog is expected to be delivered during the next 12 months, with the balance delivered thereafter. We include in our backlog only those orders for which we have accepted purchase orders, and not anticipated purchase orders and requests. In our communication services segment, our backlog includes fixed broadband service revenues under our subscriber agreements, but does not include future recurring IFC service revenues under our agreements with commercial airlines. As of March 31, 2026, our IFC systems were installed and in service on approximately 4,580 commercial aircraft, of which approximately 130 were inactive at fiscal year end (mostly due to standard aircraft maintenance). We anticipate that approximately 1,000 additional commercial aircraft will be put into service with our IFC systems under existing customer agreements with commercial airlines. Due to the nature of commercial airline contracts and other factors such as increased competition and OEM delays, there can be no assurance that all anticipated purchase orders and requests will be placed or that anticipated IFC services will be activated on all such additional commercial aircraft.

Our total new awards which exclude future revenue under recurring consumer commitment arrangements were approximately $4.9 billion for fiscal year 2026 and $4.7 billion for fiscal year 2025.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing, export credit agency financing and equity financing. At March 31, 2026, we had $1.7 billion in cash and cash equivalents, $1.8 billion in working capital, no outstanding borrowings and borrowing availability of $598.2 million under the Viasat Revolving Credit Facility and no outstanding borrowings and borrowing availability of $550.0 million under the Inmarsat Revolving Credit Facility. At March 31, 2025, we had $1.6 billion in cash and cash equivalents, $1.2 billion in working capital, no outstanding borrowings and borrowing availability of $593.3 million under the Viasat Revolving Credit Facility, and no outstanding borrowings and borrowing availability of $550.0 million under the Inmarsat Revolving Credit Facility. We invest our cash in excess of current operating requirements in short-term, highly liquid bank money market funds primarily investing in U.S. government-backed securities and treasuries.

The general cash needs of our business can vary significantly and our future capital requirements will depend upon many factors, including cash required for our satellite projects and any future broadband satellite projects we may engage in, expansion of our IR&D and marketing efforts, and the nature and timing of orders. In particular:

•
Our cash needs tend to be driven by the timing and amount of capital expenditures (e.g., payments under satellite construction and launch contracts and investments in ground infrastructure roll-out), the timing and amount of investments in IR&D activities, investments in joint ventures, strategic partnering arrangements, network expansion activities, investments to obtain STCs to enable the retrofit installation of our IFC and W-IFE equipment, investments in platforms and software to support our services and entry into new markets, as well as the quality of customer, type of contract and payment terms.
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

In June 2025, Inmarsat agreed to a binding term sheet with Ligado Networks (Ligado) and AST & Science, LLC to settle Inmarsat's opposition to Ligado’s planned restructuring. Under the conditions set forth in the term sheet, we expected to receive an aggregate of $568 million from Ligado in fiscal year 2026, consisting of (i) a $420 million lump sum payment which we received in October 2025, (ii) a $100 million lump sum payment that was due in March 2026 that remains outstanding pending resolution of certain matters, and (iii) a resumption of quarterly payments of approximately $16 million, which started on September 30, 2025, with an annual escalator of 3% for the life of the contract (through 2107). The $420.0 million lump sum payment was allocated and recorded as deferred revenues and interest income in our consolidated financial statements (see Note 14 — Contingencies for further information).

In December 2025, we entered into an agreement to sell all of our interests in our equity method investment, Navarino UK, to Sogra Bidco Limited, a subsidiary of ICG. In March 2026, the sale was completed and we received sale proceeds of $203.0 million and recognized a gain on disposal of equity method investment of $168.1 million in the fourth quarter of fiscal year 2026 in other income (expense), net in the consolidated statements of operations and comprehensive income (loss).

To further enhance our liquidity position or to finance the construction and launch of any future satellites, acquisitions, strategic partnering arrangements, joint ventures or other business investment initiatives, we may obtain additional financing, which could consist of debt, convertible debt or equity financing from public and/or private credit and capital markets. From time to time, we file universal shelf registration statements with the SEC for the future sale of an unlimited amount of common stock, preferred stock, debt securities, depositary shares and warrants, which securities may be offered from time to time, separately or together, directly by us, by selling security holders, or through underwriters, dealers or agents at amounts, prices, interest rates and other terms to be determined at the time of the offering. Additionally, we consider strategic divestitures from time to time, such as the Link-16 TDL Sale that was completed in January 2023 for $1.96 billion in cash, as well as divestitures of non-core assets or businesses, such as the divestiture of our energy services system integration business in December 2024 or the sale of our investment in Navarino UK in March 2026.

We may, from time to time, seek to retire, prepay or repurchase our outstanding debt, including through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In May 2025, we redeemed in full the remainder of Viasat’s 5.625% Senior Notes due 2025 and in November 2025, we repaid early all of the $300.0 million in principal amount of outstanding borrowings under Inmarsat’s original senior secured term loan facility (the Original Inmarsat Term Loan Facility). As a result, we recorded a loss of $11.9 million in (loss) gain on extinguishment of debt, net in the consolidated statement of operations and comprehensive income (loss) in fiscal year 2026, mostly related to an unamortized fair value adjustment made in purchase accounting.

Although we can give no assurances concerning our future liquidity, we believe that we have adequate sources of funding to meet our anticipated operating requirements for the next 12 months, which include, but are not limited to, cash on hand, borrowing capacity, and cash expected to be provided by operating activities.

Cash flows

Cash provided by operating activities for fiscal year 2026 was $1.6 billion compared to $908.2 million for fiscal year 2025. This $681.7 million increase was driven by a $375.0 million year-over-year decrease in cash used to fund net operating assets and our operating results (net income (loss) adjusted for depreciation, amortization and other non-cash charges), which resulted in $306.7 million of higher cash provided by operating activities year-over-year. The decrease in cash used to fund net operating assets during fiscal year 2026 when compared to the prior year period was primarily due to an increase in our deferred revenues that was largely attributable to the receipt of the $420.0 million lump sum payment from Ligado during the current year period (see Note 14 — Contingencies to our consolidated financial statements for further information) and timing of payments related to accrued liabilities driven by interest and income taxes payables. Cash paid for income taxes, net, during fiscal years 2026 and 2025 was $80.7 million and $196.3 million, respectively. Cash paid for interest (net of amounts capitalized) during fiscal years 2026 and 2025 was $326.5 million and $390.0 million, respectively.

Cash used in investing activities for fiscal year 2026 was $759.0 million compared to $758.4 million for fiscal year 2025. This insignificant increase was primarily driven by a $241.5 million decrease in cash receipts related to satellite insurance claim proceeds year-over-year as the final payment was received in the first quarter of fiscal year 2026 and a $37.4 million decrease in cash used for capital expenditures, partially offset by $203.0 million of proceeds from the sale of all of our interests in our equity method investment, Navarino UK, in the current year period (see Note 1 — The Company and a Summary of Its Significant Accounting Policies to our consolidated financial statements for further information).

Cash used in financing activities for fiscal year 2026 was $694.4 million compared to $442.6 million for fiscal year 2025. This $251.8 million increase was primarily attributable to the early repayment of the Original Inmarsat Term Loan Facility (see Note 7 — Senior Notes and Other Long-Term Debt to our consolidated financial statements for further information) and distributions to our minority shareholders of $59.7 million in the current year period, partially offset by $175.9 million of proceeds from Viasat's direct loan facility with the Export-Import Bank of the United States (the Ex-Im Credit Facility).

Capital Expenditures and IR&D Investments

Capital expenditures in fiscal year 2026 of $1.0 billion were slightly lower than fiscal year 2025, reflecting efforts to continue to optimize our capital expenditures as we integrate our businesses and prioritize our investments. Our total capital expenditures in fiscal year 2027 may be flat to slightly down compared to fiscal year 2026, as we continue to manage investments in our business as a whole and remain committed to meaningfully reducing aggregate capital expenditures as part of our Inmarsat integration strategy and as satellites currently under construction are completed. See Note 13 — Commitments to our consolidated financial statements for information as of March 31, 2026 regarding our future minimum payments under our satellite construction contracts and other satellite-related purchase commitments (including satellite performance incentive obligations relating to the ViaSat-1 and ViaSat-2 satellites) for the next five fiscal years and thereafter.

We also incur IR&D expenses, which are not directly funded by a third party. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to R&D projects. Our IR&D investments are expected to continue through fiscal year 2027 and beyond to support our growth, acceleration of new opportunities and entry into new markets (for example direct-to-device, multi-orbit investments, next-generation programs in encryption business and tactical networking products). IR&D expenses were approximately 4%, 3% and 4% of total revenues in fiscal years 2026, 2025 and 2024, respectively. As a government contractor, we are able to recover a portion of our IR&D expenses pursuant to our government contracts.

Long-Term Debt

As of March 31, 2026, the aggregate principal amount of our total outstanding indebtedness was $6.6 billion, which was comprised of (1) $600.0 million in aggregate principal amount of Viasat's 5.625% Senior Secured Notes due 2027 (the 2027 Notes), $400.0 million in aggregate principal amount of Viasat's 6.500% Senior Notes due 2028 (the 2028 Notes), $1.975 billion in aggregate principal amount of Inmarsat's 9.000% Senior Secured Notes due 2029 and $733.4 million in aggregate principal amount of Viasat's 7.500% Senior Notes due 2031 (the 2031 Notes), (2) $673.8 million in principal amount of outstanding borrowings under Viasat's $700.0 million senior secured term loan facility (the 2022 Term Loan Facility), $601.3 million in principal amount of outstanding borrowings under Viasat's $616.7 million senior secured term loan facility (the 2023 Term Loan Facility), $1.3 billion in principal amount of outstanding borrowings under Inmarsat's senior secured term loan facility (the Inmarsat Term Loan Facility), no outstanding borrowings under our Revolving Credit Facilities, and $188.7 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility, and (3) $139.0 million of finance lease obligations. For information regarding our outstanding indebtedness, refer to Note 7 — Senior Notes and Other Long-Term Debt to our consolidated financial statements.

Contractual Obligations

The following table sets forth a summary of certain material cash requirements for known contractual obligations and commitments at March 31, 2026:

(In thousands, including interest where applicable)	Next 12 months	Thereafter
Operating leases	$92,690	$594,767
Senior notes and other long-term debt (1)	570,160	7,965,902
Purchase commitments including satellite-related agreements	1,018,717	1,256,727
Total	$1,681,567	$9,817,396

(1) To the extent that the interest rate on any long-term debt is variable, amounts reflected represent estimated interest payments on the applicable current outstanding balance based on the interest rate at March 31, 2026 until the applicable maturity date.

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

Our consolidated balance sheets included $2.4 billion and $2.2 billion of “other liabilities” as of March 31, 2026 and March 31, 2025, respectively, which primarily consisted of deferred income taxes and the long-term portion of deferred revenues. These remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at March 31, 2026 as defined in Regulation S-K Item 303(b) other than as discussed under “Contractual Obligations” above or disclosed in the notes to our consolidated financial statements included in this report.

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

Our primary interest rate under our variable rate Credit Facilities is the forward-looking term SOFR rate plus an applicable margin. As of March 31, 2026, the effective interest rate on our outstanding borrowings under the 2022 Term Loan Facility was 8.82%, under the 2023 Term Loan Facility was 9.29%, and under the Inmarsat Term Loan Facility was 9.11%. As of March 31, 2026, the effective interest rate that would have been applied to any new SOFR-based borrowings under the Viasat Revolving Credit Facility was approximately 6.11%, and under the Inmarsat Revolving Credit Facility was approximately 6.41%. As of March 31, 2026, we had no outstanding borrowings under our Revolving Credit Facilities. Accordingly, assuming the outstanding balance under the 2022 Term Loan Facility, the 2023 Term Loan Facility and the Inmarsat Term Loan Facility remained constant over a year and we continued to have no outstanding borrowings under the Revolving Credit Facilities, a 10% increase in the interest rates would increase interest incurred, prior to effects of capitalized interest, by approximately $21.1 million over a 12-month period.

Foreign Exchange Risk

We generally conduct our business in U.S. dollars. However, as our international business is conducted in a variety of foreign currencies, we are exposed to fluctuations in foreign currency exchange rates. A five percent variance in foreign currencies in which our international business is conducted would change our income (loss) before income taxes by an insignificant amount for each of the fiscal years ended March 31, 2026 and 2025. Our objective in managing our exposure to foreign currency risk is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, from time to time, we may enter into foreign currency forward contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements at March 31, 2026 and March 31, 2025 and for each of the three fiscal years in the period ended March 31, 2026, and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (PCAOB ID 238), are included in this report on pages F-1 through F-55.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2026, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2026.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of March 31, 2026.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm has audited the effectiveness of the Company’s internal control over financial reporting as of March 31, 2026, as stated in their report which appears on page F-1.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. During the quarter ended March 31, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On February 10, 2026, John Stenbit, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 5,000 shares of our common stock if certain price thresholds are met from June 3, 2026 until September 1, 2026.

On February 25, 2026, Garrett Chase, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 88,000 shares of our common stock if certain price thresholds are met from June 3, 2026 until February 25, 2028.

On March 9, 2026, Theresa Wise, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 2,500 shares of our common stock (to be acquired upon the exercise of options if certain price thresholds are met) from June 8, 2026 until August 4, 2026.

On March 9, 2026, Mark Dankberg, our Chairman of the Board of Directors and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 400,000 shares of our common stock if certain price thresholds are met from June 8, 2026 until March 6, 2027.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included in our definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders (the Proxy Statement) under the headings “Corporate Governance Principles and Board Matters,” “Election of Directors” and “Ownership of Securities,” and is incorporated herein by reference.

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

We have adopted a policy on insider trading applicable to our directors, officers, employees, and other covered persons, and have implemented processes for the Company, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards. It is our policy to comply with U.S. insider trading laws and regulations, including with respect to transactions in our own securities. Our Insider Trading Compliance Policies and Procedures are filed as Exhibit 19 to this Annual Report on Form 10-K.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this report:
(1)
Consolidated Financial Statements

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)
Exhibits

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1*	Share Purchase Agreement, dated as of November 8, 2021, by and among Viasat, Inc. and the shareholders of Connect Topco Limited party thereto	8-K	000-21767	2.1	11/08/2021

2.1(A)	Letter agreement, dated as of April 11, 2023, by and among Viasat, Inc. and the shareholders of Connect Topco Limited party thereto	10-K	000-21767	2.1(A)	05/22/2023

2.2*	Asset Purchase Agreement, dated as of October 1, 2022, by and between Viasat, Inc. and L3Harris Technologies, Inc.	8-K	000-21767	2.1	10/03/2022

3.1	Second Amended and Restated Certificate of Incorporation of ViaSat, Inc.	10-Q	000-21767	3.1	11/14/2000

3.1.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Viasat, Inc.	8-K	000-21767	3.1	06/02/2023

3.2	Amended and Restated Bylaws of ViaSat, Inc.	10-Q	000-21767	3.1	11/09/2023

4.1	Form of Common Stock Certificate (p)	S-1/A	333-13183	4.1	11/05/1996

4.2	Indenture, dated as of March 27, 2019, between Viasat, Inc. and Wilmington Trust, National Association, as trustee and as collateral trustee	8-K	000-21767	4.1	03/27/2019

4.2.1	Form of 5.625% Senior Secured Note due 2027 of Viasat, Inc. (attached as Exhibit A to the Indenture filed as Exhibit 4.2 hereto)	8-K	000-21767	4.1	03/27/2019

4.3	Indenture, dated as of June 24, 2020, between Viasat, Inc. and Wilmington Trust, National Association, as trustee	8-K	000-21767	4.1	06/24/2020

4.3.1	Form of 6.500% Senior Note due 2028 of Viasat, Inc. (attached as Exhibit A to the Indenture filed as Exhibit 4.3 hereto)	8-K	000-21767	4.1	06/24/2020

4.4	Indenture, dated as of September 28, 2023, between Viasat, Inc. and Wilmington Trust, National Association, as trustee	8-K	000-21767	4.1	09/28/2023

4.4.1	Form of 7.500% Senior Notes due 2031 of Viasat, Inc. (attached as Exhibit A to the Indenture filed as Exhibit 4.4 hereto)	8-K	000-21767	4.1	09/28/2023

4.5	Indenture, dated as of September 25, 2024, by and among Connect Finco SARL, Connect U.S. Finco LLC, the guarantors party thereto and Wilmington Trust, as trustee and notes collateral agent	8-K	000-21767	4.1	10/01/2024

4.5.1	Form of 9.000% Senior Secured Notes due 2029 of Connect Finco SARL and Connect U.S. Finco LLC (attached as Exhibit A to the Indenture filed as Exhibit 4.5 hereto)	8-K	000-21767	4.1	10/01/2024

4.6	Description of Registered Securities	10-K	000-21767	4.7	05/29/2024

10.1	Form of Indemnification Agreement between ViaSat, Inc. and each of its directors and officers	8-K	000-21767	99.1	03/07/2008

10.2**	Employee Stock Purchase Plan of Viasat, Inc. (As Amended and Restated Effective September 4, 2025)	8-K	000-21767	10.2	09/05/2025

10.3**	1996 Equity Participation Plan of Viasat, Inc. (As Amended and Restated Effective September 4, 2025)	8-K	000-21767	10.1	09/05/2025

10.4**	Form of Stock Option Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	10-K	000-21767	10.4	05/26/2015

10.5**	Form of Stock Option Agreement for the 1996 Equity Participation Plan of ViaSat, Inc. — Independent Director	10-Q	000-21767	10.4	11/09/2023

10.6**	Form of Performance Stock Option Agreement for the 1996 Equity Participation Plan of Viasat Inc. (Stock Price)	10-Q	000-21767	10.1	02/09/2024

10.7**	Form of Performance Stock Option Agreement for the Viasat Inc. 1996 Equity Participation Plan	10-Q	000-21767	10.1	02/09/2018

10.8**	Form of Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.—Global	10-Q	000-21767	10.2	11/08/2024

10.9**	Form of Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.—Independent Director	10-Q	000-21767	10.5	11/09/2023

10.10**	Form of Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.—Executive	10-Q	000-21767	10.3	11/08/2024

10.11**	Form of Performance-based Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.— Financial Performance	10-Q	000-21767	10.1	08/09/2024

10.12**	Form of Performance-based Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.— Relative Total Shareholder Return	10-Q	000-21767	10.2	08/09/2024

10.13**	Viasat, Inc. 1996 Equity Participation Plan Performance Cash Award Agreement — Free Cash Flow and Relative TSR	10-Q	000-21767	10.3	11/10/2025

10.14**	Viasat, Inc. 1996 Equity Participation Plan Performance-based Restricted Stock Unit Award Agreement — Adjusted EBITDA and TSR	10-Q	000-21767	10.4	11/10/2025

10.15**	2024 Employment Inducement Incentive Award Plan of Viasat, Inc.	10-Q	000-21767	10.4	11/08/2024

10.16**	Form of Restricted Stock Unit Award Agreement for the 2024 Employment Inducement Incentive Award Plan of Viasat, Inc.—Executive	10-Q	000-21767	10.5	11/08/2024

10.17**	Form of Restricted Stock Unit Award Agreement for the 2024 Employment Inducement Incentive Award Plan of Viasat, Inc.—Relative Total Shareholder Return	10-Q	000-21767	10.6	11/08/2024

10.18**	RigNet, Inc. 2010 Omnibus Incentive Plan	S-8	333-255690	10.3	04/30/2021

10.18.1**	Amendment to RigNet, Inc. 2010 Omnibus Incentive Plan	S-8	333-255690	10.4	04/30/2021

10.19**	RigNet, Inc. 2019 Omnibus Incentive Plan	S-8	333-255690	10.5	04/30/2021

10.19.1**	Amendment to RigNet, Inc. 2019 Omnibus Incentive Plan	S-8	333-255690	10.6	04/30/2021

10.20**	Form of Change in Control Severance Agreement between ViaSat, Inc. and each of its executive officers	10-Q	000-21767	10.7	11/08/2024

10.21**	Form of Severance Agreement between Viasat, Inc. and each of its executive officers	10-Q	000-21767	10.8	11/08/2024

10.22**	Severance Agreement, dated as of November 5, 2024, by and between Viasat, Inc. and Shawn Duffy	10-Q	000-21767	10.9	11/08/2024

10.23**	Amended and Restated Severance Agreement, dated as of November 5, 2024, by and between Viasat, Inc. and James Dodd	10-Q	000-21767	10.10	11/08/2024

10.24**	Performance Award, dated as of December 16, 2025, by and between Viasat, Inc. and Robert Blair					X

10.25	Credit Agreement dated as of November 26, 2013, by and among ViaSat, Inc., Union Bank, N.A. (as agent) and the other lenders party thereto	8-K	000-21767	10.1	11/26/2013

10.25.1	First Amendment to Credit Agreement and Other Loan Documents dated as of March 12, 2015, by and among ViaSat, Inc., Union Bank, N.A. (as agent) and the other lenders party thereto	8-K	000-21767	10.2	03/13/2015

10.25.2	Second Amendment to Credit Agreement and Other Loan Documents dated as of May 24, 2016, by and among Viasat, Inc., MUFG Union Bank, N.A. (as agent) and the other lenders party thereto	8-K	000-21767	10.1	05/24/2016

10.25.3	Third Amendment to Credit Agreement dated as of May 24, 2018 by and among Viasat, Inc., MUFG Union Bank, N.A. (as agent) and the other lenders party thereto	10-K	000-21767	10.10.3	05/30/2018

10.25.4	Fourth Amendment to Credit Agreement dated as of January 18, 2019, by and among Viasat, Inc., MUFG Union Bank, N.A. (as administrative agent and collateral agent) and the other lenders party thereto	8-K	000-21767	10.1	01/22/2019

10.25.5	Fifth Amendment to Credit Agreement, dated as of November 23, 2021, by and among Viasat, Inc., MUFG Union Bank, N.A. (as administrative agent and collateral agent), and the other lenders party thereto	8-K	000-21767	10.1	11/30/2021

10.25.6	Sixth Amendment to Credit Agreement, dated as of March 4, 2022, by and among Viasat, Inc., MUFG Union Bank, N.A. (as administrative agent and collateral agent), and the other lenders party thereto	8-K	000-21767	10.2	03/04/2022

10.25.7	Seventh Amendment to Credit Agreement, dated as of August 24, 2023, by and among Viasat, Inc., MUFG Bank, Ltd. (as successor-in-interest to MUFG Union Bank, N.A.), as administrative agent and collateral agent, and the other lenders party thereto	8-K	000-21767	10.1	08/25/2023

10.25.8	Joinder Agreement, dated as of September 6, 2023, by and among Viasat, Inc. as borrower, MUFG Bank, Ltd. (as successor in interest to MUFG Union Bank, N.A.), as administrative agent and collateral agent, and the lender party thereto.	8-K	000-21767	10.1	09/07/2023

10.26	Credit Agreement, dated as of March 4, 2022, by and among Viasat, Inc., Bank of America, N.A. (as administrative agent and collateral agent), and the other lenders party thereto	8-K	000-21767	10.1	03/04/2022

10.27	Amendment and Restatement Agreement, dated as of September 22, 2023, by and among Viasat, Inc., Bank of America, N.A. (as administrative agent and collateral agent), and the other lenders party thereto	8-K	000-21767	10.1	09/25/2023

10.28	Credit Agreement, dated as of December 12, 2019, by and among Connect Midco Limited, Connect Bidco Limited, Connect Finco SARL, Connect U.S. Finco LLC, Barclays Bank PLC (as administrative agent and collateral agent), and the other lenders party thereto	10-Q	000-21767	10.4	08/09/2023

10.28.1	Amendment No.1 to Credit Agreement, dated as of January 25, 2021, by and among Connect Midco Limited, Connect Bidco Limited, Connect Finco SARL, Connect U.S. Finco LLC, Barclays Bank PLC (as administrative agent and collateral agent), and the other lenders party thereto	10-Q	000-21767	10.4.1	08/09/2023

10.28.2	Amendment No. 2 to Credit Agreement, dated as of December 17, 2021, by and among Connect Midco Limited, Connect Bidco Limited, Connect Finco SARL, Connect U.S. Finco LLC, Barclays Bank PLC (as administrative agent and collateral agent), and the other lenders party thereto	10-Q	000-21767	10.4.2	08/09/2023

10.28.3	Amendment No. 3 to Credit Agreement, dated as of December 2, 2022, by and among Connect Midco Limited, Connect Bidco Limited, Connect Finco SARL, Connect U.S. Finco LLC, Barclays Bank PLC (as administrative agent and collateral agent), and the other lenders party thereto	10-Q	000-21767	10.4.3	08/09/2023

10.28.4	Amendment No. 4 to Credit Agreement, dated as of March 28, 2024 by and among Connect Finco SARL, Connect U.S. Finco LLC, the subsidiary loan parties party thereto, Barclays Bank PLC, as existing administrative agent and collateral agent, Bank of America, N.A., as successor administrative agent and collateral agent, and the lenders party thereto	8-K	000-21767	10.1	03/28/2024

10.29	Credit Agreement, dated as of January 21, 2026, by and among ViaSat Technologies Limited, Viasat, Inc., J.P. Morgan Securities LLC (as Ex-Im Facility Agent) and the Export-Import Bank of the United States	8-K	000-21767	10.1	01/26/2026

10.30	Cooperation Agreement, dated as of May 6, 2026, by and among Viasat, Inc., Carronade Capital Management, LP and the other persons and entities listed on Schedule A thereto	8-K	000-21767	10.1	05/07/2026

19	Viasat, Inc. Insider Trading Compliance Policies and Procedures	10-K	000-21767	19	05/29/2024

21.1	Subsidiaries					X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see signature page)					X

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer					X

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer					X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97	Viasat, Inc. Compensation Recovery Policy Adopted Under Section 10Q of the Exchange Act and the NASDAQ Listing Rules	10-K	000-21767	97	05/29/2024

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document					X

104	Cover Page (formatted as inline XBRL and contained in Exhibit 101)					X

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
Chairman of the Board and Chief Executive Officer

Date: May 29, 2026

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Mark Dankberg, Garrett Chase and Camellia E. FitzGerald, jointly and severally, his or her attorneys-in-fact, each with the full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK DANKBERG	Chairman of the Board and Chief Executive Officer	May 29, 2026
Mark Dankberg	(Principal Executive Officer)

/s/ GARRETT CHASE	Senior Vice President and Chief Financial Officer	May 29, 2026
Garrett Chase	(Principal Financial Officer)

/s/ CAMELLIA E. FITZGERALD	Chief Accounting Officer	May 29, 2026
Camellia E. FitzGerald	(Principal Accounting Officer)

Director
Shekar Ayyar

/s/ RICHARD BALDRIDGE	Director	May 29, 2026
Richard Baldridge

/s/ BARBARA FRENKEL	Director	May 29, 2026
Barbara Frenkel

/s/ WILLIAM LAPLANTE	Director	May 29, 2026
William LaPlante

/s/ SEAN PAK	Director	May 29, 2026
Sean Pak

/s/ MICHAEL PAULL	Director	May 29, 2026
Michael Paull

/s/ JOHN STENBIT	Director	May 29, 2026
John Stenbit

/s/ THERESA WISE	Director	May 29, 2026
Theresa Wise

Director
Jinhy Yoon

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Viasat, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Viasat, Inc. and its subsidiaries (the "Company") as of March 31, 2026 and 2025, and the related consolidated statements of operations and comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended March 31, 2026, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(1) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Communication Services Segment

As described in Notes 1 and 16 to the consolidated financial statements, the communication services segment revenues were $3,300 million for the year ended March 31, 2026. The Company’s communication services segment revenues are primarily derived from the Company’s aviation services (including in-flight connectivity (IFC) services), government satcom services, maritime services (including narrowband and safety of communication capabilities), fixed broadband services, and energy services, as well as a wide array of advanced satellite and wireless products, networks and terminal solutions that support or enable the provision of fixed and mobile broadband and narrowband services. The Company’s connectivity services contracts typically require advance or recurring monthly payments by the customer. The Company’s obligation to provide connectivity services is satisfied over time as the customer simultaneously receives and consumes the benefits provided. The measure of progress over time is based upon either a period of time (e.g., over the estimated contractual term) or usage (e.g., bandwidth used/bytes of data processed).

The principal consideration for our determination that performing procedures relating to revenue recognition within the communication services segment is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of the communication services revenue at the transaction price based upon either a period of time or usage. These procedures also included, among others (i) testing revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as contracts, purchase orders, invoices, proof of transfer of control to the customer, and cash receipts; and (ii) confirming a sample of outstanding customer invoice balances as of March 31, 2026 and, for confirmations not returned, obtaining and inspecting source documents, such as invoices, proof of transfer of control to the customer, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP

San Diego, California

May 29, 2026

We have served as the Company’s auditor since 1992.

VIASAT, INC.

CONSOLIDATED BALANCE SHEETS

	As of March 31, 2026	As of March 31, 2025
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,746,835	$1,612,105
Accounts receivable, net	753,430	699,552
Inventories	281,220	293,943
Prepaid expenses and other current assets	342,522	282,343
Total current assets	3,124,007	2,887,943

Property, equipment and satellites, net	7,272,637	7,405,664
Operating lease right-of-use assets	427,994	416,490
Acquired intangible assets, net	1,997,436	2,270,777
Goodwill	1,625,013	1,622,132
Other assets	779,509	845,778
Total assets	$15,226,596	$15,448,784

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$288,154	$264,300
Accrued and other liabilities	951,192	908,529
Current portion of long-term debt	57,753	503,825
Total current liabilities	1,297,099	1,676,654

Senior notes	3,664,848	3,652,882
Other long-term debt	2,726,004	2,879,402
Non-current operating lease liabilities	430,082	414,133
Other liabilities	2,379,301	2,181,153
Total liabilities	10,497,334	10,804,224

Commitments and contingencies (Notes 13 and 14)

Equity:
Viasat, Inc. stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at both March 31, 2026 and 2025	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 136,557,695 and 130,210,407 shares outstanding at March 31, 2026 and 2025, respectively	14	13
Paid-in capital	5,044,536	4,926,259
Retained earnings (accumulated deficit)	(359,616)	(325,530)
Accumulated other comprehensive income (loss)	(24,633)	(46,911)
Total Viasat, Inc. stockholders’ equity	4,660,301	4,553,831
Noncontrolling interest in subsidiary	68,961	90,729
Total equity	4,729,262	4,644,560
Total liabilities and equity	$15,226,596	$15,448,784

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Fiscal Years Ended
	March 31, 2026	March 31, 2025	March 31, 2024
	(In thousands, except per share data)
Revenues:
Service revenues	$3,274,423	$3,225,776	$3,004,594
Product revenues	1,365,857	1,293,795	1,279,164
Total revenues	4,640,280	4,519,571	4,283,758
Operating expenses:
Cost of service revenues	2,126,496	2,091,721	1,928,721
Cost of product revenues	980,563	937,912	973,375
Selling, general and administrative (including ground network (FY25), satellite (FY24) impairment and related charges, net — see Note 1)	999,476	1,181,091	1,893,650
Independent research and development	164,908	142,394	150,653
Amortization of acquired intangible assets	260,712	263,933	227,165
Income (loss) from operations	108,125	(97,480)	(889,806)
Other income (expense):
Interest income	205,849	83,920	96,258
Interest expense	(360,250)	(421,944)	(400,398)
(Loss) gain on extinguishment of debt, net	(11,935)	(99,814)	—
Other income (expense), net	163,012	(9,976)	—
Income (loss) from continuing operations before income taxes	104,801	(545,294)	(1,193,946)
(Provision for) benefit from income taxes from continuing operations	(116,223)	941	139,474
Equity in income (loss) of unconsolidated affiliate, net	15,348	13,228	6,975
Net income (loss) from continuing operations	3,926	(531,125)	(1,047,497)
Net income (loss) from discontinued operations, net of tax	—	—	(10,422)
Net income (loss)	3,926	(531,125)	(1,057,919)
Less: net income (loss) attributable to noncontrolling interest, net of tax	38,012	43,837	10,985
Net income (loss) attributable to Viasat, Inc.	$(34,086)	$(574,962)	$(1,068,904)
Income (loss) per share attributable to Viasat, Inc. common stockholders - basic:
Continuing operations	$(0.25)	$(4.48)	$(9.03)
Discontinued operations	—	—	(0.09)
Income (loss)	$(0.25)	$(4.48)	$(9.12)
Income (loss) per share attributable to Viasat, Inc. common stockholders - diluted:
Continuing operations	$(0.25)	$(4.48)	$(9.03)
Discontinued operations	—	—	(0.09)
Income (loss)	$(0.25)	$(4.48)	$(9.12)
Shares used in computing basic net income (loss) per share	134,744	128,476	117,189
Shares used in computing diluted net income (loss) per share	134,744	128,476	117,189
Comprehensive income (loss):
Net income (loss)	$3,926	$(531,125)	$(1,057,919)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	22,278	(9,275)	2,982
Unrealized gain (loss) on hedging, net of tax	—	(16,368)	10,463
Other comprehensive income (loss), net of tax	22,278	(25,643)	13,445
Comprehensive income (loss)	26,204	(556,768)	(1,044,474)
Less: comprehensive income (loss) attributable to noncontrolling interest, net of tax	38,012	43,837	10,985
Comprehensive income (loss) attributable to Viasat, Inc.	$(11,808)	$(600,605)	$(1,055,459)

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	March 31, 2026	March 31, 2025	March 31, 2024
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$3,926	$(531,125)	$(1,057,919)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,038,515	1,036,467	867,641
Amortization of intangible assets	315,950	324,340	289,883
Stock-based compensation expense	81,070	80,385	83,631
Disposition of fixed assets losses, ground network (FY25) and satellite (FY24) impairment, net	22,770	152,898	975,383
Gain on sale of equity interest in unconsolidated affiliate	(168,062)	—	—
Loss (gain) on extinguishment of debt, net	11,935	99,814	—
Deferred income taxes and other non-cash adjustments	56,454	(106,956)	(111,077)
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(58,169)	(59,726)	(69,156)
Inventories	13,050	33,223	(13,387)
Other assets	(6,590)	18,333	45,669
Accounts payable	36,840	40,462	(41,499)
Accrued liabilities	62,969	6,984	(141,610)
Other liabilities	179,227	(186,912)	(139,363)
Net cash provided by (used in) operating activities	1,589,885	908,187	688,196
Cash flows from investing activities:
Purchase of property, equipment and satellites, and other assets	(992,774)	(1,030,182)	(1,539,385)
Proceeds from insurance claims on satellites	10,000	251,500	508,560
Proceeds from sale of equity interest in unconsolidated affiliate	202,958	—	—
Payment related to acquisition of business, net of cash acquired	—	—	(342,621)
Proceeds from sale of short-term investments	—	—	164,266
Payments to acquire short-term investments	—	—	(82,000)
Other investing activities	20,770	20,327	—
Net cash provided by (used in) investing activities	(759,046)	(758,355)	(1,291,180)
Cash flows from financing activities:
Payments on debt borrowings	(809,062)	(2,390,713)	(567,033)
Proceeds from debt borrowings	175,873	1,975,000	1,736,539
Payments of debt issuance costs	(2,710)	(36,284)	(53,179)
Distributions to minority shareholders	(59,695)	—	—
Purchase of common stock in treasury (immediately retired) related to tax withholdings for stock-based compensation	(18,332)	(5,510)	(11,713)
Proceeds from issuance of common stock under equity plans	18,131	18,018	19,294
Other financing activities	1,374	(3,102)	448
Net cash provided by (used in) financing activities	(694,421)	(442,591)	1,124,356
Effect of exchange rate changes on cash	(1,688)	3,831	275
Net increase (decrease) in cash and cash equivalents and restricted cash	134,730	(288,928)	521,647
Cash and cash equivalents and restricted cash at beginning of fiscal year	1,612,105	1,901,033	1,379,386
Cash and cash equivalents at end of fiscal year	$1,746,835	$1,612,105	$1,901,033
Supplemental information:
Cash paid for interest (net of amounts capitalized)	$326,548	$390,043	$228,965
Cash paid for income taxes, net	80,701	196,290	200,561
Non-cash investing and financing activities:
Issuance of common stock in satisfaction of certain accrued employee compensation liabilities	$27,784	$28,063	$31,173
Capital expenditures not paid for during the period	42,475	—	4,633
Issuance of common stock in connection with acquisition	—	—	2,123,455

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Viasat, Inc. Stockholders
	Common Stock
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total
	(In thousands, except share data)
Balance at March 31, 2023	76,912,016	$8	$2,540,679	$1,318,336	$(34,713)	$36,259	$3,860,569
Exercise of stock options	2,633	—	82	—	—	—	82
Issuance of stock under Employee Stock Purchase Plan	867,016	—	19,212	—	—	—	19,212
Stock-based compensation	—	—	94,370	—	—	—	94,370
Shares issued in settlement of certain accrued employee compensation liabilities	687,851	—	31,173	—	—	—	31,173
RSU awards vesting, net of shares withheld for taxes which have been retired	1,015,936	—	(11,713)	—	—	—	(11,713)
Shares issued in connection with acquisition of business, net of issuance costs	46,363,636	5	2,123,450	—	—	—	2,123,455
Other noncontrolling interest activity	—	—	—	—	—	(170)	(170)
Net income (loss)	—	—	—	(1,068,904)	—	10,985	(1,057,919)
Other comprehensive income (loss), net of tax	—	—	—	—	13,445	—	13,445
Balance at March 31, 2024	125,849,088	13	4,797,253	249,432	(21,268)	47,074	5,072,504
Issuance of stock under Employee Stock Purchase Plan	1,584,384	—	18,018	—	—	—	18,018
Stock-based compensation	—	—	88,435	—	—	—	88,435
Shares issued in settlement of certain accrued employee compensation liabilities	1,755,074	—	28,063	—	—	—	28,063
RSU awards vesting, net of shares withheld for taxes which have been retired	1,021,861	—	(5,510)	—	—	—	(5,510)
Other noncontrolling interest activity	—	—	—	—	—	(182)	(182)
Net income (loss)	—	—	—	(574,962)	—	43,837	(531,125)
Other comprehensive income (loss), net of tax	—	—	—	—	(25,643)	—	(25,643)
Balance at March 31, 2025	130,210,407	13	4,926,259	(325,530)	(46,911)	90,729	4,644,560
Exercise of stock options	143,256	—	2,380	—	—	—	2,380
Issuance of stock under Employee Stock Purchase Plan	1,512,115	1	15,750	—	—	—	15,751
Stock-based compensation	—	—	90,695	—	—	—	90,695
Shares issued in settlement of certain accrued employee compensation liabilities	3,125,378	—	27,784	—	—	—	27,784
RSU and PSU awards vesting, net of shares withheld for taxes which have been retired	1,566,539	—	(18,332)	—	—	—	(18,332)
Distributions declared to minority shareholders	—	—	—	—	—	(59,695)	(59,695)
Other noncontrolling interest activity	—	—	—	—	—	(85)	(85)
Net income (loss)	—	—	—	(34,086)	—	38,012	3,926
Other comprehensive income (loss), net of tax	—	—	—	—	22,278	—	22,278
Balance at March 31, 2026	136,557,695	$14	$5,044,536	$(359,616)	$(24,633)	$68,961	$4,729,262

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

In December 2025, the Company entered into an agreement to sell all of its interests in its equity method investment, Navarino UK, to Sogra Bidco Limited, a subsidiary of ICG. In March 2026, the sale was completed and the Company received sale proceeds of $203.0 million and recognized a gain on disposal of equity method investment of $168.1 million in the fourth quarter of fiscal year 2026 in other income (expense), net in the consolidated statements of operations and comprehensive income (loss).

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

Discontinued Operations

On October 1, 2022, the Company entered into an Asset Purchase Agreement to sell certain assets and assign certain liabilities comprising the Company’s Link-16 Tactical Data Links business (the Link-16 TDL Business), part of the Company’s defense and advanced technologies segment, to L3Harris Technologies, Inc. (L3Harris) in exchange for approximately $1.96 billion in cash (the Link-16 TDL Sale). On January 3, 2023, the Company completed the Link-16 TDL Sale. See Note 15 — Discontinued Operations for additional information.

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

Concentration of risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable which are generally not collateralized. The Company limits its exposure to credit loss by placing its cash equivalents with high credit quality financial institutions and investing in high quality short-term debt instruments. The Company establishes customer credit policies related to its accounts receivable based on historical collection experiences within the various markets in which the Company operates, historical past due amounts and any specific information that the Company becomes aware of such as bankruptcy or liquidity issues of customers.

Revenues from the U.S. Government as an individual customer comprised approximately 16%, 18% and 17% of total revenues for fiscal years 2026, 2025 and 2024, respectively. Billed accounts receivable to the U.S. Government as of March 31, 2026 and 2025 were approximately 14% and 11%, respectively, of total billed receivables. In addition, none of the Company’s commercial customers comprised 10% or more of total revenues for fiscal years 2026, 2025 and 2024. The Company's five largest contracts generated approximately 19%, 18% and 16% of the Company’s total revenues for fiscal years 2026, 2025 and 2024, respectively.

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

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (ASC 835-20). With respect to the construction of satellites, gateway and networking equipment and other assets under construction, the Company capitalized $240.7 million, $215.4 million and $227.5 million of interest expense during fiscal years 2026, 2025 and 2024, respectively.

As of March 31, 2026, the Company's complementary fleet of 23 in service or operational satellites spanned the Ka-, L- and S- bands, with 13 Ka-band satellites, eight high-availability L-band satellites (three of which are contingency L-band satellites that are operational but not currently in commercial service), an S-band satellite that supported the European Aviation Network to provide IFC services to commercial airlines in Europe, and a hybrid Ka-/L-band satellite. The second ViaSat-3 class satellite, ViaSat-3 F2, was launched into orbit in November 2025. Furthermore, as of March 31, 2026, the Company had eight additional geostationary earth orbit (GEO) satellites under construction or in preparation for launch: a high-capacity Ka-band GEO satellite (ViaSat-3 F3), three adaptive Ka-band GEO satellites (GX7, GX8 and GX9) and four Inmarsat-8 L-band GEO safety service satellites. Subsequent to fiscal year 2026, in April 2026, the Company launched the third ViaSat-3 class satellite, ViaSat-3 F3, into orbit with commercial service expected to commence by late summer 2026. In addition to the Company's satellite fleet, the Company has purchased capacity on and has access to additional regional partner satellites. In addition, the Company owns related earth stations and networking equipment for all of its satellites. The Company procures CPE units leased to customers in order to connect to the Company's satellite network as part of the Company’s communication services segment, which are reflected in investing activities and property, equipment and satellites, net in the accompanying consolidated financial statements. The Company depreciates the satellites, earth stations and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites, net, as of March 31, 2026 were $522.9 million and $349.4 million, respectively. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites, net, as of March 31, 2025 were $526.0 million and $328.0 million, respectively.

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

During fiscal year 2024, the Company reported a reflector deployment issue with the ViaSat-3 F1 satellite that resulted in the Company recovering less than 10% of the throughput on the ViaSat-3 F1 satellite, and reported a power subsystem anomaly suffered by the Inmarsat-6 F2 satellite during its orbit raising phase that caused the full carrying value of the Inmarsat-6 F2 satellite to not be recoverable. As a result of the anomalies experienced in the two satellites and integration impact related to the Inmarsat Acquisition (whereby the Company undertook extensive analysis of its existing integrated satellite fleet and ongoing satellites under construction projects, taking into account its anticipated future capacity needs, projected capital investment profile and access to third party satellites under existing bandwidth arrangements), the Company recorded a reduction to the carrying value of satellites under construction (including capitalized interest), of approximately $1.67 billion in fiscal year 2024 (based on the Company's originally estimated ViaSat-3 F1 satellite output capabilities compared to the anticipated potential and configured capacity of the ViaSat-3 F1 satellite, the full value of the Inmarsat-6 F2 satellite and the ViaSat-4 satellite program, each a separate asset group), which was partially offset by total insurance claim receivables of approximately $770.0 million. As a result, the Company recorded a net loss of approximately $905.5 million during fiscal year 2024, including liabilities associated with the termination of certain subcontractor agreements, in selling, general and administrative expenses in its communication services segment in the consolidated statements of operations and comprehensive income (loss). During fiscal years 2026, 2025 and 2024, the Company received approximately $10.0 million, $251.5 million and $508.6 million, respectively, in insurance recovery proceeds related to such claims, resulting in the full collection of all related insurance claims.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Occasionally, the Company may enter into finance lease arrangements for various machinery, equipment, computer-related equipment, software, furniture, fixtures, or satellites. The Company records amortization of assets leased under finance lease arrangements (upon lease commencement) within depreciation expense (see Note 1 — The Company and a Summary of Its Significant Accounting Policies — Leases and Note 6 — Leases for more information).

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

The Company has entered into several cloud computing arrangements that are hosted services contracts mainly as part of projects related to the continuous transformation of technology, integration and implementation of an ERP system. As of March 31, 2026 and 2025, gross capitalized implementation costs incurred in cloud computing arrangements was $112.2 million and $88.7 million, respectively. As of March 31, 2026 and 2025, the related accumulated amortization was $29.0 million and $18.4 million, respectively. The Company recognized amortization of capitalized implementation costs of $10.5 million, $8.8 million and $4.2 million during fiscal years 2026, 2025 and 2024, respectively.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs related to patents, orbital slots and other licenses of $144.5 million and $129.4 million were included in other assets as of March 31, 2026 and 2025, respectively. Accumulated amortization related to these assets was $24.3 million and $10.2 million as of March 31, 2026 and 2025, respectively. Amortization expense related to these assets was $14.1 million for fiscal year 2026, and an insignificant amount for each of fiscal years 2025 and 2024. If a patent, orbital slot or other license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During fiscal years 2026, 2025 and 2024, the Company did not write off any significant costs due to abandonment or impairment.

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense using the effective interest rate method, or, when the results are not materially different, on a straight-line basis over the expected term of the related debt. The Company capitalized $5.1 million, $35.6 million and $53.9 million of debt issuance costs during fiscal years 2026, 2025 and 2024, respectively. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in loss on extinguishment of debt in the consolidated statements of operations and comprehensive income (loss). If the terms of a financing obligation are amended and accounted for as a debt modification by the Company, fees incurred directly with the lending institution are capitalized and amortized over the remaining contractual term using the effective interest method. Fees incurred with other parties are expensed as incurred. Debt issuance costs related to the Company's revolving credit facilities (collectively, the Revolving Credit Facilities) are recorded in other long-term assets in the consolidated balance sheets in accordance with the authoritative guidance for imputation of interest (ASC 835-30). Debt issuance costs related to the Company’s senior secured and senior unsecured notes (collectively, the Notes) and senior secured term loan credit facilities (together with the Revolving Credit Facilities, the Credit Facilities) are recorded as a direct deduction from the carrying amount of the related debt, consistent with debt discounts, in accordance with ASC 835-30.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Software development

Costs of developing software for sale are charged to independent research and development (IR&D) expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. As of March 31, 2026 and 2025, the Company had $871.1 million and $780.3 million, respectively, of capitalized costs related to software developed for resale. Accumulated amortization related to these assets was $554.2 million and $515.8 million as of March 31, 2026 and 2025, respectively. The Company capitalized $95.7 million and $78.4 million of costs related to software developed for resale during the fiscal years ended March 31, 2026 and 2025, respectively. Amortization expense for capitalized software development costs was $41.1 million, $54.5 million and $59.1 million during fiscal years 2026, 2025 and 2024, respectively. The estimated aggregate amortization expense related to these assets for each of the next five fiscal years is $58.8 million for fiscal year 2027, $74.0 million for fiscal year 2028, $63.1 million for fiscal year 2029, $45.1 million for fiscal year 2030 and $27.4 million for fiscal year 2031.

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), the Company assesses potential impairments to long-lived assets, including property, equipment and satellites, and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. Except for the impairment related to the Company's exit from certain locations in EMEA markets, disposal of certain related assets and termination of certain related long-term contracts in the fourth quarter of fiscal year 2025 and the impairment related to certain of the Company's satellites under construction and satellite programs in the second and third quarters of fiscal year 2024 (as discussed in Note 1 — The Company and a Summary of Its Significant Accounting Policies — Property, equipment and satellites above), no other material impairments were recorded by the Company for fiscal years 2026, 2025 and 2024.

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

Based on the Company’s qualitative assessment performed during the fourth quarter of fiscal year 2026, the Company concluded that it was more likely than not that the estimated fair value of each of the Company’s reporting units exceeded their related carrying value as of March 31, 2026, and therefore, determined it was not necessary to perform a quantitative impairment analysis. No impairments were recorded by the Company related to goodwill and other intangible assets for fiscal years 2026, 2025 and 2024.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Self-insurance and post-retirement medical benefit liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company recorded self-insurance liability for its plans of $5.6 million and $5.9 million as of March 31, 2026 and 2025, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued and other liabilities in the consolidated balance sheets in accordance with the estimated timing of the projected payments.

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

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At March 31, 2026 and 2025, no such amounts were accrued related to the aforementioned provisions.

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

In June 2025, TrellisWare declared a cash dividend for a total of $155.7 million. The Company's share of this dividend was $96.0 million. The remaining $59.7 million was recorded as a reduction to noncontrolling interest in subsidiary and was paid to minority shareholders during fiscal year 2026.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Common stock held in treasury

As of March 31, 2026 and 2025, the Company had zero shares of common stock held in treasury.

During fiscal years 2026, 2025 and 2024, the Company issued 2,499,417 shares, 1,575,356 shares and 1,547,027 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit (RSU) and performance-based RSU (PSU) agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these RSU and PSU agreements, the Company repurchased 932,878 shares, 553,495 shares and 531,091 shares of common stock at cost and with a total value of $18.3 million, $5.5 million and $11.7 million during fiscal years 2026, 2025 and 2024, respectively. Although shares withheld for employee withholding taxes are technically not issued, they are treated as common stock repurchases for accounting purposes (with such shares deemed to be repurchased and then immediately retired), as they reduce the number of shares that otherwise would have been issued upon vesting of the RSUs and PSUs. These retired shares remain as authorized stock and are considered to be unissued. The retirement of treasury stock had no impact on the Company’s total consolidated stockholders’ equity.

Derivatives

As a result of the Inmarsat Acquisition, the Company assumed interest rate cap contracts to hedge the variable interest rate under Inmarsat's senior secured term loan facilities. The interest rate cap contracts provided protection from Compound SOFR rates over 2%, covered the total nominal amount of Inmarsat's senior secured term loan facilities of $1.6 billion, and matured in February 2025. At the time of the acquisition, the Company continued to account for the interest rate cap contracts as cash-flow hedges. Upon amendment of Inmarsat's senior secured term loan facilities in March 2024 (see Note 7 — Senior Notes and Other Long-Term Debt for more information), the portion of the interest rate cap contracts related to Inmarsat's $1.3 billion senior secured term loan facility (the Inmarsat Term Loan Facility) continued to be accounted for as cash-flow hedges, as the interest rate cap contracts remained in place with their original maturity date.

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

Gains and losses arising from changes in the fair value of derivative instruments which are designated as cash-flow hedging instruments are recorded in accumulated other comprehensive income (loss) as unrealized gains (losses) on derivative instruments until the underlying transaction affects the Company’s earnings, at which time they are then recorded in the same income statement line as the underlying transaction. The Company may designate a derivative with periodic cash settlements and a non-zero fair value at hedge inception as the hedging instrument in a qualifying cash flow hedging relationship. The non-zero fair value of cash flow hedges on the designation date is recognized into income under a systematic and rational method over the life of the hedging instrument and in the same line item in the consolidated statements of operations and comprehensive income (loss) as the earnings of the hedge item, with the offset recorded to other comprehensive income (loss).

During fiscal years 2025 and 2024, the Company recognized a gain of an insignificant amount (and related tax expense of an insignificant amount) and a gain of $20.2 million (and related tax expense of $5.1 million), respectively, in other comprehensive income arising from changes in the fair value of the interest rate cap contracts (designated as cash-flow hedging instruments) related to Inmarsat's senior secured term loan facilities. During fiscal years 2025 and 2024, the Company recorded a decrease of $15.9 million (and related tax benefit of $4.0 million) and a decrease of $5.5 million (and related tax benefit of an insignificant amount), respectively, to other comprehensive income and interest expense, net of the recognition into income of the non-zero hedge inception fair value (based on the nature of the underlying transaction). During fiscal years 2025 and 2024, the Company received $46.3 million and $45.6 million in cash, respectively, as a result of periodic cash settlements, which were included in operating cash flows in the consolidated statements of cash flows.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Foreign currency

The Company operates internationally through various subsidiaries whose functional currencies are generally the local country’s currency, with few exceptions of subsidiaries using a functional currency that is different than their local currency. The assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using exchange rates at the end of the reporting period. Revenue and other expenses are recorded using average exchange rates for the period. Resulting foreign currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in the consolidated financial statements.

Other comprehensive income or loss related to foreign currency translation adjustments attributable to Viasat, Inc. during fiscal years 2026, 2025 and 2024 was a gain of $22.3 million (net of an insignificant amount of tax), a loss of $9.3 million (net of an insignificant amount of tax), and a gain of $3.0 million (net of an insignificant amount of tax), respectively.

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

Furthermore, from time to time, the Company participates in U.S. federal and state programs under which the government funds part of the costs of providing services in targeted locations such as unserved or under-served high cost or rural areas, or for certain types of customers. The Company accounts for funds received from the government by analogy to International Accounting Standards (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance, and recognizes funds received in the consolidated statement of operations and comprehensive income (loss) when there is reasonable assurance that it will comply with the conditions associated with the grant and the grant will be received. Recognition occurs on a systematic basis over the periods in which the entity recognizes as expenses the related costs for which the grant is intended to compensate. During the fiscal years ended March 31, 2026, 2025 and 2024, the amounts recorded in the Company’s consolidated financial statements related to these types of arrangements were not material.

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

Contract costs on U.S. Government contracts are subject to audit and review by the Defense Contract Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. Government agencies, as well as negotiations with U.S. Government representatives. As of March 31, 2026, the DCMA had approved the Company’s incurred costs through fiscal year 2022. The DCAA is currently auditing the Company's fiscal year 2025 recurring incurred cost submission. The Company's cost accounting practices are examined for compliance with the applicable Cost Accounting Standards (CAS). Although the Company has recorded contract revenues subsequent to fiscal year 2022 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. The Company had $15.1 million and $14.8 million as of March 31, 2026 and March 31, 2025, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. Government cost reimbursable contracts (see Note 14 — Contingencies for more information).

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

Transaction price allocated to remaining performance obligations

The Company’s remaining performance obligations represent the transaction price of firm contracts and orders for which work has not been performed. The Company includes in its remaining performance obligations only those contracts and orders for which it has accepted purchase orders. Remaining performance obligations associated with the Company’s subscribers for residential and enterprise fixed broadband services in its communication services segment exclude month-to-month service contracts in accordance with a practical expedient and are estimated using a portfolio approach in which the Company reviews all relevant promotional activities and calculates the remaining performance obligation using the average service component for the portfolio and the average time remaining under the contract. The Company’s future recurring IFC service contracts in its communication services segment do not have minimum service purchase requirements and therefore are not included in the Company’s remaining performance obligations. As of March 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $4.1 billion, of which the Company expects to recognize a little less than half over the next 12 months, with the balance recognized thereafter.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following sets forth disaggregated reported revenue by segment and products and services for the fiscal years ended March 31, 2026, 2025 and 2024:

	Fiscal Year Ended March 31, 2026
	Communication Services	Defense and Advanced Technologies	Total Revenues
	(In thousands)
Service revenues	$3,057,223	$217,200	$3,274,423
Product revenues	242,428	1,123,429	1,365,857
Total revenues	$3,299,651	$1,340,629	$4,640,280

	Fiscal Year Ended March 31, 2025
	Communication Services	Defense and Advanced Technologies	Total Revenues
	(In thousands)
Service revenues	$3,022,346	$203,430	$3,225,776
Product revenues	276,139	1,017,656	1,293,795
Total revenues	$3,298,485	$1,221,086	$4,519,571

	Fiscal Year Ended March 31, 2024
	Communication Services	Defense and Advanced Technologies	Total Revenues
	(In thousands)
Service revenues	$2,798,512	$206,082	$3,004,594
Product revenues	343,028	936,136	1,279,164
Total revenues	$3,141,540	$1,142,218	$4,283,758

Revenues from the U.S. Government as an individual customer comprised approximately 16%, 18% and 17% of total revenues for fiscal years 2026, 2025 and 2024, respectively. Revenues from the U.S. Government were attributable to each of the Company's two segments, with higher revenues from the U.S. Government reported within the Company's communication services segment for fiscal year 2026, and approximately half of such revenues reported within each of the Company's two segments for each of fiscal years 2025 and 2024.

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

A portion of the Company’s revenues is derived from customer contracts that include the development of products. The development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for the Company’s funded development from its customer contracts were approximately 11%, 11% and 12% of its total revenues for fiscal years 2026, 2025 and 2024, respectively, mainly reported within the Company's defense and advanced technologies segment.

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

The following table presents contract assets and liabilities as of March 31, 2026 and March 31, 2025:

	As of March 31, 2026	As of March 31, 2025
	(In thousands)
Unbilled accounts receivable	$227,840	$180,871
Collections in excess of revenues and deferred revenues	292,592	294,034
Deferred revenues, long-term portion	1,064,261	786,710

Unbilled accounts receivable increased by $47.0 million during fiscal year 2026, driven by revenue recognized in excess of billings related to the Company's IFC business and for certain larger development projects.

Collections in excess of revenues and deferred revenues decreased by an insignificant amount during fiscal year 2026, primarily driven by revenue recognized in excess of advances on goods or services received.

During fiscal year 2026, the Company recognized revenue of $270.8 million that was previously included in the Company’s collections in excess of revenues and deferred revenues at March 31, 2025. During fiscal year 2025, the Company recognized revenue of $238.6 million that was previously included in the Company’s collections in excess of revenues and deferred revenues at March 31, 2024.

Other assets and deferred costs – contracts with customers

Per ASC 340-40, Other Assets and Deferred Costs – Contracts with Customers, the Company recognizes an asset from the incremental costs of obtaining a contract with a customer if the Company expects to recover those costs. The incremental costs of obtaining a contract are those costs that the Company incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained. ASC 340-40 also requires the recognition of an asset from the costs incurred to fulfill a contract when (1) the costs relate directly to a contract or to an anticipated contract that the Company can specifically identify, (2) the costs generate or enhance resources of the Company that will be used in satisfying (or in continuing to satisfy) performance obligations in the future, and (3) the costs are expected to be recovered. In accordance with the guidance, the Company recognizes an asset related to commission costs incurred, primarily in the Company’s communication services segment, and recognizes an asset related to costs incurred to fulfill contracts. Costs to acquire customer contracts are amortized over the estimated customer contract life. Costs to fulfill customer contracts are amortized in proportion to the revenue to which the costs relate. For contracts with an estimated amortization period of less than one year, the Company elected the practical expedient and expenses incremental costs immediately. The Company’s deferred customer contract acquisition costs and costs to fulfill contract balances were $8.2 million and $72.9 million, respectively, as of March 31, 2026. Of the Company’s total deferred customer contract acquisition costs and costs to fulfill contracts, $25.0 million was included in other current assets within the prepaid expenses and other current assets caption on the Company’s consolidated balance sheets and $56.1 million was included in other assets on the Company’s consolidated balance sheets as of March 31, 2026. The Company’s deferred customer contract acquisition costs and costs to fulfill contract balances were $13.0 million and $56.4 million, respectively, as of March 31, 2025. Of the Company’s total deferred customer contract acquisition costs and costs to fulfill contracts, $15.2 million was included in other current assets within the prepaid expenses and other current assets caption on the Company’s consolidated balance sheets and $54.2 million was included in other assets on the Company’s consolidated balance sheets as of March 31, 2025. For total deferred customer contract acquisition costs and contract fulfillment costs, the Company’s amortization and reduction of carrying value associated with contract termination was $23.7 million, $33.1 million and $40.4 million for fiscal years 2026, 2025 and 2024, respectively.

Advertising costs

In accordance with the authoritative guidance for advertising costs (ASC 720-35), advertising costs are expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). Advertising expenses for fiscal years 2026, 2025 and 2024 were $20.7 million, $19.2 million and $26.4 million, respectively.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock-based compensation

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award. Expense for RSUs and stock options is recognized on a straight-line basis over the employee’s requisite service period. Expense for market-based performance stock options (PSOs) that vest is recognized regardless of the actual outcome achieved and is recognized on a graded-vesting basis. Expense for PSUs with a market condition (such as a stock price milestone) (market condition PSUs) that vest is recognized regardless of the actual outcome achieved and is recognized on a graded-vesting basis. Expense for PSUs with a performance condition (such as an operational milestone) (performance condition PSUs) that vest is recorded each period based on a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period and is recognized on a graded-vesting basis. The Company accounts for forfeitures as they occur. The Company recognizes excess tax benefits or deficiencies on vesting or settlement of awards as discrete items within income tax benefit or provision within net income (loss) and the related cash flows are classified within operating activities. The Company also has an insignificant amount of long-term cash awards, or liability awards, which are remeasured at fair value each reporting period until the awards are settled.

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

Earnings per share

Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding and potential common stock, if dilutive during the period, which are included in the earnings per share calculations using the treasury stock method. Potential common stock includes options granted (including PSOs), RSUs (other than PSUs), market condition PSUs and performance condition PSUs awarded under the Company’s equity compensation plan, common shares expected to be issued under the Company’s employee stock purchase plan, and shares potentially issuable under the Viasat 401(k) Profit Sharing Plan in connection with the Company’s decision to pay a discretionary match in common stock or cash.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 enhances annual income tax disclosures by requiring disclosure of specific categories in the income tax rate reconciliation table and disaggregation of income taxes paid. Beginning with the annual reporting of fiscal year 2026, the Company adopted the new guidance on a prospective basis and applied its provisions to the Company's income tax disclosures. See Note 10 — Income Taxes for additional information.

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

Note 2 — Composition of Certain Balance Sheet Captions

	As of March 31, 2026	As of March 31, 2025
	(In thousands)
Accounts receivable, net:
Billed	$539,758	$539,522
Unbilled	227,840	180,871
Allowance for doubtful accounts	(14,168)	(20,841)
	$753,430	$699,552
Inventories:
Raw materials	$108,697	$96,893
Work in process	25,054	19,761
Finished goods	147,469	177,289
	$281,220	$293,943
Prepaid expenses and other current assets:
Prepaid expenses	$179,081	176,694
Other	163,441	105,649
	$342,522	$282,343
Property, equipment and satellites, net:
Equipment and software (estimated useful life of 3-10 years)	$4,298,300	$3,837,083
CPE leased equipment (estimated useful life of 3-7 years)	522,882	525,972
Furniture and fixtures (estimated useful life of 7-10 years)	54,185	58,153
Leasehold improvements (estimated useful life of 2-20 years)	325,087	313,249
Buildings (estimated useful life of 20-38 years)	15,062	15,388
Land	11,251	19,661
Construction in progress	662,841	722,194
Satellites (estimated useful life of 7-17 years)	3,410,741	3,405,067
Satellite Ka-band capacity obtained under finance leases (estimated useful life of 7-15 years)	339,428	338,201
Satellites under construction	2,644,050	2,205,305
	12,283,827	11,440,273
Less: accumulated depreciation and amortization	(5,011,190)	(4,034,609)
	$7,272,637	$7,405,664
Other assets:
Deferred income taxes	$68,699	$160,452
Capitalized software costs, net	316,947	264,492
Patents, orbital slots and other licenses, net	120,194	119,193
Other	273,669	301,641
	$779,509	$845,778
Accrued and other liabilities:
Collections in excess of revenues and deferred revenues	$292,592	$294,034
Accrued employee compensation	207,741	185,556
Operating lease liabilities	60,879	65,310
Interest payable	34,064	52,183
Other	355,916	311,446
	$951,192	$908,529
Other liabilities:
Deferred revenues, long-term portion	$1,064,261	$786,710
Deferred income taxes	1,016,850	1,069,717
Other	298,190	324,726
	$2,379,301	$2,181,153

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

The following tables present the Company's hierarchy for its assets measured at fair value on a recurring basis as of March 31, 2026 and March 31, 2025. The Company had no liabilities measured at fair value on a recurring basis as of both March 31, 2026 and March 31, 2025.

	Fair Value as of March 31, 2026	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$748,495	$748,495	$—	$—
Total assets measured at fair value on a recurring basis	$748,495	$748,495	$—	$—

	Fair Value as of March 31, 2025	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$572,256	$572,256	$—	$—
Total assets measured at fair value on a recurring basis	$572,256	$572,256	$—	$—

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Cash equivalents — The Company’s cash equivalents consist of money market funds, with a significant portion held in U.S. government-backed securities and treasuries.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-term debt — As of March 31, 2026, the Company’s long-term debt (including current portion) was comprised of (1) $600.0 million in aggregate principal amount of Viasat's 5.625% Senior Secured Notes due 2027 (the 2027 Notes), $400.0 million in aggregate principal amount of Viasat's 6.500% Senior Notes due 2028 (the 2028 Notes), $1.975 billion in aggregate principal amount of Inmarsat's 9.000% Senior Secured Notes due 2029 (the Inmarsat 2029 Notes), and $733.4 million in aggregate principal amount of Viasat’s 7.500% Senior Notes due 2031 (the 2031 Notes), (2) borrowings under Viasat’s $700.0 million senior secured term loan facility (the 2022 Term Loan Facility), borrowings under Viasat’s $616.7 million senior secured term loan facility (the 2023 Term Loan Facility), borrowings under the Inmarsat Term Loan Facility and borrowings under Viasat’s direct loan facility (the Ex-Im Credit Facility) with the Export-Import Bank of the United States (Ex-Im Bank), and (3) finance lease obligations reported at the present value of future minimum lease payments with current accrued interest. Long-term debt related to the Revolving Credit Facilities is reported at the outstanding principal amount of borrowings, while long-term debt related to the Company's other Credit Facilities and the Notes is reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s long-term debt related to the Company's variable rate Credit Facilities approximates its carrying amount due to its variable interest rate, which approximates a market interest rate. The estimated fair value of Viasat's former direct loan facility (the Former Ex-Im Credit Facility) with Ex-Im Bank, which was fully repaid at maturity in October 2025, was Level 2 and $19.2 million as of March 31, 2025. The estimated fair value of the Company's long-term debt related to the Ex-Im Credit Facility was Level 2 and was $186.2 million as of March 31, 2026. As of March 31, 2026 and 2025, the estimated fair value of the Company’s outstanding long-term debt related to each series of Notes was Level 2 and was $597.8 million and $575.0 million, respectively, for the 2027 Notes, $395.0 million and $350.0 million, respectively, for the 2028 Notes, $2.07 billion and $1.82 billion for the Inmarsat 2029 Notes, and $724.9 million and $552.8 million, respectively, for the 2031 Notes. During the first quarter of fiscal year 2026, Viasat's 5.625% Senior Notes due 2025 (the 2025 Notes) were redeemed in full, and as of March 31, 2025, their estimated fair value was Level 2 and $438.6 million.

Satellite performance incentive obligations — The Company’s contracts with satellite manufacturers require the Company to make monthly in-orbit satellite performance incentive payments with respect to certain satellites in commercial service, including interest, through fiscal year 2028, subject to the continued satisfactory performance of the applicable satellites. The Company records the net present value of these expected future payments as a liability and as a component of the cost of the satellites. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentive obligations on a recurring basis. The fair value of the Company’s outstanding satellite performance incentive obligations is estimated to approximate their carrying value based on current rates (Level 2). As of March 31, 2026 and 2025, the Company’s estimated satellite performance incentive obligations relating to certain satellites in commercial service, including accrued interest, were $6.1 million and $11.4 million, respectively.

Contingencies — In connection with the acquisition of the remaining 51% interest in Euro Broadband Infrastructure Sàrl (EBI) on April 30, 2021, part of the purchase price consideration was determined approximately two years after the closing date, and as a result, the Company received €20.0 million, or approximately $22.0 million, in cash and recorded a gain of approximately $18.1 million in the second quarter of fiscal year 2024 in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). The consideration paid was contingent based on certain outcomes as defined in the acquisition agreement. For each applicable reporting period, the Company estimated the fair value of the contingent consideration based on unobservable inputs and probability weightings using standard valuation techniques (Level 3). For fiscal year 2024, the change in fair value of the contingent consideration was immaterial.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The consideration transferred of approximately $2.7 billion was comprised of $2.1 billion of the fair value of approximately 46.36 million shares of the Company’s common stock issued at the closing of the transaction and $550.7 million in cash consideration. In connection with the Inmarsat Acquisition, the Company recorded acquisition-related transaction costs of $31.3 million during fiscal year 2024, included in selling, general and administrative expenses.

The purchase price allocation of the acquired assets and assumed liabilities in the Inmarsat Acquisition based on the estimated fair values as of May 30, 2023, adjusted since the closing of the Inmarsat Acquisition, primarily between property, equipment and satellites, identifiable intangible assets, deferred tax liabilities and goodwill, was as follows:

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

Current liabilities and other long-term liabilities included approximately $29.6 million and $248.3 million, respectively, of unfavorable contract liabilities amortized into service revenue over a weighted average estimated useful life of approximately nine years. Amounts assigned to identifiable intangible assets are being amortized on a straight-line basis over their determined useful lives (which approximates the economic pattern of benefit) and were as follows as of May 30, 2023:

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Fiscal Year Ended
March 31, 2024
(In thousands)
Total revenues	$4,565,433
Net income (loss) attributable to Viasat, Inc.	$(1,014,047)

Note 5 — Goodwill and Acquired Intangible Assets

During fiscal years 2026 and 2025, the Company’s goodwill remained flat.

Goodwill by segment as of March 31, 2026 and 2025 was as follows:

	As of March 31, 2026	As of March 31, 2025
	(In thousands)
Communication services	$1,584,603	$1,582,083
Defense and advanced technologies	40,410	40,049
Total	$1,625,013	$1,622,132

Acquired intangible assets are amortized using the straight-line method over their estimated useful lives of two to 12 years (which approximates the economic pattern of benefit). Amortization expense related to acquired intangible assets was $260.7 million, $263.9 million and $227.2 million for fiscal years 2026, 2025 and 2024, respectively.

Acquired intangible assets and the related accumulated amortization as of March 31, 2026 and 2025 were as follows:

		As of March 31, 2026			As of March 31, 2025
	Weighted Average Useful Life	Total	Accumulated Amortization	Net Book Value	Total	Accumulated Amortization	Net Book Value
	(In years)	(In thousands)
Contracts and customer relationships	11	$1,432,934	$(413,945)	$1,018,989	$1,432,562	$(280,309)	$1,152,253
Orbital slots and spectrum assets	12	1,088,600	(263,600)	825,000	1,088,600	(173,600)	915,000
Technology	7	223,954	(142,147)	81,807	247,921	(131,805)	116,116
Trade names	8	114,570	(50,811)	63,759	116,949	(38,453)	78,496
Other	9	18,995	(11,114)	7,881	18,017	(9,105)	8,912
Total other acquired intangible assets	11	$2,879,053	$(881,617)	$1,997,436	$2,904,049	$(633,272)	$2,270,777

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of international businesses acquired. Expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
Expected for fiscal year 2027	$263,329
Expected for fiscal year 2028	263,291
Expected for fiscal year 2029	262,266
Expected for fiscal year 2030	247,160
Expected for fiscal year 2031	234,951
Thereafter	726,439
$1,997,436

Note 6 — Leases

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of the Company's lease costs, weighted average lease terms and discount rates are presented in the tables below:

	Fiscal Years Ended
	March 31, 2026	March 31, 2025	March 31, 2024
	(In thousands)
Lease cost:
Operating lease cost	$94,340	$99,067	$105,365
Finance lease cost:
Depreciation of assets obtained under finance leases	20,716	14,948	11,824
Interest on lease liabilities	15,764	6,514	2,018
Short-term lease cost	17,096	21,559	13,990
Variable lease cost	28,544	27,067	13,214
Net lease cost	$176,460	$169,155	$146,411

	As of	As of	As of
	March 31, 2026	March 31, 2025	March 31, 2024
Lease term and discount rate:
Weighted average remaining lease term (in years):
Operating leases	8.2	8.5	7.3
Finance leases	13.4	13.5	2.4

Weighted average discount rate:
Operating leases	6.1%	6.2%	6.2%
Finance leases	10.8%	10.5%	6.3%

The following table details components of the consolidated statements of cash flows for operating and finance leases:

	Fiscal Years Ended
	March 31, 2026	March 31, 2025	March 31, 2024
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$89,248	$92,600	$93,350
Operating cash flows from finance leases	15,836	5,259	2,074
Financing cash flows from finance leases	20,692	15,176	11,941

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$71,548	$94,350	$29,035
Finance leases	1,150	145,625	1,946

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents maturities of the Company’s lease liabilities as of March 31, 2026:

	Operating Leases	Finance Leases
	(In thousands)
Expected for fiscal year 2027	$88,383	$22,633
Expected for fiscal year 2028	82,856	19,633
Expected for fiscal year 2029	83,539	19,615
Expected for fiscal year 2030	79,729	19,630
Expected for fiscal year 2031	72,192	19,650
Thereafter	225,868	157,785
Total future lease payments required	632,567	258,946
Less: interest	141,606	119,994
Total	$490,961	$138,952

As of March 31, 2026, the Company had additional operating and finance leases that have not yet commenced, with total lease obligations of approximately $92.7 million. These operating and finance leases will commence between fiscal year 2027 and fiscal year 2030 with lease terms of three to 16 years.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 7 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of March 31, 2026 and 2025:

	As of March 31, 2026	As of March 31, 2025
	(In thousands)
2022 Term Loan Facility	$673,750	$680,750
2023 Term Loan Facility	601,283	607,450
Original Inmarsat Term Loan Facility	—	300,000
Inmarsat Term Loan Facility	1,274,000	1,287,000
Ex-Im Credit Facility	188,730	—
Former Ex-Im Credit Facility	—	19,652
Inmarsat Revolving Credit Facility	—	—
Viasat Revolving Credit Facility	—	—
2025 Notes	—	442,550
2027 Notes	600,000	600,000
2028 Notes	400,000	400,000
Inmarsat 2029 Notes	1,975,000	1,975,000
2031 Notes	733,400	733,400
Finance lease obligations (see Note 6)	138,952	158,473
Total debt	6,585,115	7,204,275
Unamortized discount, debt issuance costs and fair value adjustments made in purchase accounting	(136,510)	(168,166)
Less: current portion of long-term debt	57,753	503,825
Total long-term debt	$6,390,852	$6,532,284

The estimated aggregate amounts and timing of payments on the Company’s long-term debt obligations as of March 31, 2026 for the next five fiscal years and thereafter were as follows (excluding the effects of discount accretion under the Notes, the Term Loan Facilities and the Ex-Im Credit Facility):

For the Fiscal Years Ending	(In thousands)
2027	$57,753
2028	655,322
2029	1,108,693
2030	3,246,671
2031	1,341,337
Thereafter	175,339
6,585,115
Unamortized discount, debt issuance costs and fair value adjustments made in purchase accounting	(136,510)
Total	$6,448,605

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2022 Term Loan Facility

In March 2022, the Company entered into the $700.0 million 2022 Term Loan Facility, which was fully drawn at closing and matures on March 4, 2029. At March 31, 2026, the Company had $673.8 million in principal amount of outstanding borrowings under the 2022 Term Loan Facility.

Borrowings under the 2022 Term Loan Facility are required to be repaid in quarterly installments of $1.75 million each, which commenced on September 30, 2022, followed by a final installment of $654.5 million at maturity. Borrowings under the 2022 Term Loan Facility bear interest, at the Company’s option, at either (1) a base rate equal to the greater of the administrative agent’s prime rate as announced from time to time, the federal funds effective rate plus 0.50%, and the forward-looking term SOFR rate administered by CME for a one-month interest period plus 1.00%, subject to a floor of 1.50% for the initial term loans, plus an applicable margin of 3.50%, or (2) the forward-looking term SOFR rate administered by CME for the applicable interest period, subject to a floor of 0.50% for the initial term loans, plus an applicable margin of 4.50%. As of March 31, 2026, the effective interest rate on the Company’s outstanding borrowings under the 2022 Term Loan Facility was 8.82%. The 2022 Term Loan Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the 2022 Term Loan Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of March 31, 2026, none of the Company’s subsidiaries guaranteed the 2022 Term Loan Facility.

The 2022 Term Loan Facility contains covenants that restrict, among other things, the ability of Company and its restricted subsidiaries to incur additional debt, grant liens, sell assets, make investments, pay dividends and make certain other restricted payments. The Company was in compliance with its covenants under the 2022 Term Loan Facility as of March 31, 2026.

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

2023 Term Loan Facility

In connection with the closing of the Inmarsat Acquisition, in May 2023, the Company entered into the $616.7 million 2023 Term Loan Facility, which was fully drawn at closing and matures on May 30, 2030. At March 31, 2026, the Company had $601.3 million in principal amount of outstanding borrowings under the 2023 Term Loan Facility.

Borrowings under the 2023 Term Loan Facility are required to be repaid in quarterly installments of $1.5 million each, which commenced on December 31, 2023, followed by a final installment of $576.6 million at maturity. Borrowings under the 2023 Term Loan Facility bear interest, at the Company's option, at either (1) a base rate equal to the greater of the administrative agent’s prime rate as announced from time to time, the federal funds effective rate plus 0.50%, and the forward-looking term SOFR rate administered by CME for a one-month interest period plus 1.00%, subject to a floor of 1.50% for the initial term loans, plus an applicable margin of 3.50%, or (2) the forward-looking term SOFR rate administered by CME for the applicable interest period, subject to a floor of 0.50% for the initial term loans, plus an applicable margin of 4.50%, plus a credit spread adjustment ranging from 0.11% to 0.43%. As of March 31, 2026, the effective interest rate on the Company’s outstanding borrowings under the 2023 Term Loan Facility was 9.29%. The 2023 Term Loan Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the 2023 Term Loan Facility) and secured by substantially all of the Company’s assets and any such subsidiaries' assets. As of March 31, 2026, none of the Company’s subsidiaries guaranteed the 2023 Term Loan Facility.

The 2023 Term Loan Facility contains covenants that restrict, among other things, the ability of Company and its restricted subsidiaries to incur additional debt, grant liens, sell assets, make investments, pay dividends and make certain other restricted payments. The Company was in compliance with its covenants under the 2023 Term Loan Facility as of March 31, 2026.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Inmarsat Secured Credit Facilities

In March 2024, Inmarsat amended its then-existing senior secured credit facilities to (among other matters): (1) establish the $1.3 billion Inmarsat Term Loan Facility, the proceeds of which, together with cash on hand, were used to repay approximately $1.38 billion of the outstanding borrowings under the Original Inmarsat Term Loan Facility, resulting in $300.0 million in principal amount of borrowings remaining outstanding under the Original Inmarsat Term Loan Facility at the closing of the amendment, and (2) replace the prior $700.0 million revolving credit facility with a new $550.0 million revolving line of credit (including up to $100.0 million of letters of credit) (the Inmarsat Revolving Credit Facility and, together with the Inmarsat Term Loan Facility, the Inmarsat Secured Credit Facilities).

In November 2025, the Company repaid early all of the $300.0 million in principal amount of outstanding borrowings under the Original Inmarsat Term Loan Facility plus accrued and unpaid interest thereon. As a result of the repayment of the Original Inmarsat Term Loan Facility, during fiscal year 2026, the Company recorded a loss of $11.6 million in loss (gain) on extinguishment of debt, net in the consolidated statement of operations and comprehensive income (loss) related to an unamortized fair value adjustment made in purchase accounting. Borrowings under the Original Inmarsat Term Loan Facility were recorded as other long-term debt, net of unamortized discount, unamortized fair value adjustment made in purchase accounting and debt issuance costs, in the Company’s consolidated financial statements as of March 31, 2025.

The maturity date for the Inmarsat Term Loan Facility is September 28, 2029 and for the Inmarsat Revolving Credit Facility is March 28, 2027. As of March 31, 2026, Inmarsat had $1.3 billion in principal amount of outstanding borrowings under the Inmarsat Term Loan Facility, the Inmarsat Revolving Credit Facility was undrawn and there were no amounts outstanding under standby letters of credit, leaving borrowing availability under the Inmarsat Revolving Credit Facility of $550.0 million.

Borrowings under the Inmarsat Term Loan Facility are required to be repaid in quarterly installments of $3.25 million each, which commenced in June 2024, followed by a final installment of $1.23 billion at maturity.

Borrowings under the Inmarsat Secured Credit Facilities: (1) in the case of borrowings denominated in U.S. Dollars, bear interest, at Inmarsat's option, at either (i) the highest of (x) the federal funds rate plus 0.50%, (y) the forward-looking one-month term SOFR rate plus 1.00% or (z) the administrative agent's prime rate as announced from time to time, or (ii) the forward-looking term SOFR rate for the applicable interest period (subject to, in the case of the Inmarsat Term Loan Facility, a floor of 0.50% per annum and, in the case of the Inmarsat Revolving Credit Facility, a floor of 0.00% per annum), and (2) in the case of borrowings denominated in available currencies other than U.S. Dollars, bear interest based upon the applicable benchmark for such currencies (as described in the Inmarsat Secured Credit Facilities) plus, in all cases, an applicable margin. The applicable margin for the Inmarsat Term Loan Facility is 3.50% per annum for base rate loans and 4.50% per annum for SOFR loans. The applicable margin for borrowings under the Inmarsat Revolving Credit Facility is based on Inmarsat’s total net leverage ratio and ranges between 1.50% and 2.25% per annum for base rate loans and 2.50% and 3.25% per annum for SOFR loans. As of March 31, 2026, the effective interest rate on the Company's outstanding borrowings under the Inmarsat Term Loan Facility was 9.11%. The Inmarsat Secured Credit Facilities are required to be guaranteed by certain material Inmarsat subsidiaries and secured by substantially all of the assets of the Inmarsat borrowers and subsidiary guarantors.

The Inmarsat Secured Credit Facilities contain covenants that restrict, among other things, Inmarsat’s ability to incur additional debt, grant liens, sell assets, make investments and acquisitions, pay dividends and make certain other restricted payments. In addition, covenants regarding Inmarsat’s total net leverage ratio and interest coverage ratio apply to the Inmarsat Revolving Credit Facility. The borrowers under the Inmarsat Secured Credit Facilities were in compliance with the covenants under the Inmarsat Secured Credit Facilities as of March 31, 2026.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Former Ex-Im Credit Facility

The Former Ex-Im Credit Facility provided a $362.4 million senior secured direct loan facility, $321.2 million of which was used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services, with the remaining $41.2 million used to finance the total exposure fees incurred under the Former Ex-Im Credit Facility. Borrowings under the Former Ex-Im Credit Facility bore interest at a fixed rate of 2.38%, payable semi-annually in arrears. The effective interest rate on the Company’s outstanding borrowings under the Former Ex-Im Credit Facility, which took into account timing and amount of borrowings and payments, exposure fees, debt issuance costs and other fees, was 4.54%. The Former Ex-Im Credit Facility was fully repaid and discharged at maturity on October 15, 2025. Borrowings under the Former Ex-Im Credit Facility were recorded as current portion of long-term debt, net of unamortized discount and debt issuance costs, in the Company’s consolidated financial statements as of March 31, 2025. The discount of $42.3 million (consisting of the initial $6.0 million pre-exposure fee, $35.3 million of completion exposure fees, and other customary fees) and deferred financing cost associated with the issuance of the borrowings under the Former Ex-Im Credit Facility were amortized to interest expense on an effective interest rate basis over the weighted average term of the Former Ex-Im Credit Facility and in accordance with the related payment obligations.

Ex-Im Credit Facility

The Ex-Im Credit Facility provided a $188.7 million senior secured direct loan facility, which was fully drawn. Of the $188.7 million in principal amount of borrowings made under the Ex-Im Credit Facility, $175.8 million was used to finance up to 85% of the costs of launch and insurance of the ViaSat-3 F1 satellite and related goods and services, with the remainder used to finance the total exposure fees incurred under the Ex-Im Credit Facility of $12.9 million. As of March 31, 2026, the Company had $188.7 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility.

Borrowings under the Ex-Im Credit Facility bear interest at a fixed rate equal to 4.78% per annum, payable semi-annually in arrears. The effective interest rate on the Company’s outstanding borrowings under the Ex-Im Credit Facility, which takes into account exposure fees and debt issuance costs, is 7.52%. Borrowings under the Ex-Im Credit Facility are required to be repaid in 16 semi-annual principal installments, which commenced in May 2026, with a maturity date of November 25, 2033. The Ex-Im Credit Facility is guaranteed by Viasat and is secured by first-priority liens on the ViaSat-2 satellite and related assets, as well as a pledge of the capital stock of the borrower under the facility.

The Ex-Im Credit Facility contains covenants regarding Viasat’s maximum total leverage ratio and minimum interest coverage ratio. In addition, the Ex-Im Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company was in compliance with its covenants under the Ex-Im Credit Facility as of March 31, 2026.

Borrowings under the Ex-Im Credit Facility are recorded as current portion of long-term debt and as other long-term debt, net of unamortized discount and debt issuance costs, in the Company’s consolidated financial statements. The discount of $12.9 million (comprised of the exposure fees) and deferred financing cost associated with the issuance of the borrowings under the Ex-Im Credit Facility are amortized to interest expense on a straight-line basis over the term of the Ex-Im Credit Facility, the results of which are not materially different from the effective interest rate basis.

Viasat Revolving Credit Facility

As of March 31, 2026, Viasat's revolving credit facility (the Viasat Revolving Credit Facility) provided a $647.5 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of the earliest of (A) August 24, 2028 and (B) the springing maturity date (as defined in the Viasat Revolving Credit Agreement, which is effectively 91 days prior to the maturity date of certain material debt for borrowed money of Viasat and its subsidiaries to the extent certain conditions have not been satisfied as of such date). At March 31, 2026, the Viasat Revolving Credit Facility was undrawn and there was $49.3 million outstanding under standby letters of credit, leaving borrowing availability under the Viasat Revolving Credit Facility of $598.2 million.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Borrowings under the Viasat Revolving Credit Facility bear interest, at the Company’s option, at either (1) the highest of the federal funds rate plus 0.50%, forward-looking term SOFR (as defined in the definitive credit agreement governing the Viasat Revolving Credit Facility) for an interest period of one month plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) forward-looking term SOFR (not to be less than 0.00% per annum), plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. The Company has capitalized certain amounts of interest expense on the Viasat Revolving Credit Facility in connection with the construction of various assets during the construction period. The Viasat Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Viasat Revolving Credit Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of March 31, 2026, none of the Company’s subsidiaries guaranteed the Viasat Revolving Credit Facility.

The Viasat Revolving Credit Facility contains covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Viasat Revolving Credit Facility contains covenants that restrict, among other things, the Company’s ability to incur additional debt, grant liens, sell assets, make investments and acquisitions, make capital expenditures, pay dividends and make certain other restricted payments. The Company was in compliance with its covenants under the Viasat Revolving Credit Facility as of March 31, 2026.

Senior Notes

Senior Notes due 2025; Discharge of Indenture and Gain (Loss) on Extinguishment of Debt

In September 2017, the Company issued $700.0 million in principal amount of 2025 Notes in a private placement to institutional buyers. During fiscal year 2025, the Company repurchased $257.5 million in aggregate principal amount of 2025 Notes in open market transactions, and during fiscal year 2026, the Company redeemed all of the remaining $442.6 million in principal amount of 2025 Notes at a redemption price of 100% of the principal amount so redeemed plus accrued and unpaid interest thereon to the redemption date, and the indenture governing the 2025 Notes was satisfied and discharged in accordance with its terms. As a result, the Company recorded an insignificant amount in loss (gain) on extinguishment of debt, net in the consolidated statement of operations and comprehensive income (loss) during fiscal years 2026 and 2025. The 2025 Notes bore interest at the rate of 5.625% per year, payable semi-annually in cash in arrears, and were recorded as current portion of long-term debt, net of debt issuance costs, in the Company's consolidated financial statements as of March 31, 2025.

Inmarsat Senior Secured Notes due 2026; Discharge of Indenture and Loss on Extinguishment of Debt

In October 2019, certain subsidiaries of Inmarsat Holdings issued $2.08 billion in principal amount of Inmarsat 2026 Notes in a private placement to institutional buyers. During fiscal year 2025, Inmarsat repurchased $101.7 million in aggregate principal amount of Inmarsat 2026 Notes in open market transactions and subsequently, Inmarsat used the net proceeds from the issuance of the Inmarsat 2029 Notes, together with cash on hand, to redeem all of the remaining $1.97 billion in principal amount of Inmarsat 2026 Notes at a redemption price of 100% of the principal amount so redeemed plus accrued and unpaid interest thereon to the redemption date, and the indenture governing the Inmarsat 2026 Notes was satisfied and discharged in accordance with its terms. As a result, the Company recorded a loss of $100.3 million in fiscal year 2025 in (loss) gain on extinguishment of debt, net in the consolidated statement of operations and comprehensive income (loss), related to an unamortized fair value adjustment made in purchase accounting. The Inmarsat 2026 Notes bore interest at the rate of 6.750% per year, payable semi-annually in cash in arrears.

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

The 2027 Notes are required to be guaranteed on a senior secured basis by each of the Company’s existing and future subsidiaries that guarantees the Viasat Revolving Credit Facility. As of March 31, 2026, none of the Company’s subsidiaries guaranteed the 2027 Notes. The 2027 Notes are secured, equally and ratably with the 2022 Term Loan Facility, the 2023 Term Loan Facility, the Viasat Revolving Credit Facility and any future parity lien debt, by liens on substantially all of the Company’s and such subsidiaries' assets.

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

The 2028 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Viasat Revolving Credit Facility. As of March 31, 2026, none of the Company’s subsidiaries guaranteed the 2028 Notes. The 2028 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2028 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2028 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

The 2031 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Viasat Revolving Credit Facility. As of March 31, 2026, none of the Company’s subsidiaries guaranteed the 2031 Notes. The 2031 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2031 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2031 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

Note 8 — Common Stock and Stock Plans

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

In November 1996, the Company adopted the 1996 Equity Participation Plan (the Equity Participation Plan). The Equity Participation Plan provides for the grant to executive officers, other eligible employees, consultants and non-employee directors of the Company a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, RSUs and performance awards. Following the approval of the amended Equity Participation Plan at the 2025 Annual Meeting of Stockholders, the number of shares available for issuance under the amended Equity Participation Plan is (i) 6,410,000 shares, plus (ii) the number of shares, if any, subject to awards outstanding under the former Equity Participation Plan on July 1, 2025 or granted under the amended Equity Participation Plan after such date that again become available for issuance in accordance with the share counting provisions of the amended Equity Participation Plan, based on the deduction from the share reserve originally taken with respect to such awards. The Company believes that such awards align the interests of its executive officers, employees, consultants and non-employee directors with those of its stockholders. Shares of the Company’s common stock granted under the Equity Participation Plan in the form of stock options or stock appreciation right or as a stock appreciation right with a per share purchase price lower than 100% of fair market value on the date of grant are counted against the Equity Participation Plan share reserve on a one-for-one basis, and PSOs and PSUs are calculated assuming “maximum” performance.

In September 2024, the Company adopted the 2024 Employment Inducement Incentive Award Plan (the Inducement Plan). The Inducement Plan provided for RSU and market condition PSU grants to the Company's Senior Vice President and Chief Financial Officer. The maximum number of shares reserved for issuance under this plan is 377,500. Shares of the Company’s common stock granted under the Inducement Plan as RSUs are counted against the Inducement Plan share reserve on a one-for-one basis and market condition PSU grants are calculated assuming “maximum” performance.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In November 1996, the Company adopted the Viasat, Inc. Employee Stock Purchase Plan (the Employee Stock Purchase Plan) to assist employees in acquiring a stock ownership interest in the Company and to encourage them to remain in the employment of the Company. The Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. The number of shares reserved for issuance under the Employee Stock Purchase Plan is 16,950,000 shares. To facilitate participation for employees located outside of the United States in light of non-U.S. law and other considerations, the amended Employee Stock Purchase Plan also provides for the grant of purchase rights that are not intended to be tax-qualified. The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during specified six-month offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the Employee Stock Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower.

Total stock-based compensation expense recognized in accordance with ASC 718 was as follows:

	Fiscal Years Ended
	March 31, 2026	March 31, 2025	March 31, 2024
	(In thousands)
Stock-based compensation expense before taxes	$81,070	$80,385	$83,631
Related income tax benefits	(3,055)	(2,181)	(5,292)
Stock-based compensation expense, net of taxes	$78,015	$78,204	$78,339

In accordance with ASC 718, the Company recognizes excess tax benefits or deficiencies on vesting or settlement of awards as discrete items within income tax benefit or provision within net income (loss) and the related cash flows classified within operating activities.

The compensation cost that has been charged against income for the Equity Participation Plan and Inducement Plan under ASC 718 was $73.5 million, $72.9 million and $75.6 million, and for the Employee Stock Purchase Plan was $7.5 million, $7.5 million and $8.0 million, for fiscal years 2026, 2025 and 2024, respectively. The Company capitalized $9.6 million, $8.1 million and $10.7 million of stock-based compensation expense as a part of property, equipment and satellites, net for fiscal years 2026, 2025 and 2024, respectively. During fiscal years 2026 and 2025, the Company modified certain RSUs, PSUs and PSOs in connection with termination of executives, resulting in an insignificant amount of incremental compensation expense for each of the periods.

As of March 31, 2026, total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Equity Participation Plan and Inducement Plan (including stock options, PSOs, RSUs and PSUs) and the Employee Stock Purchase Plan was $159.2 million and $2.5 million, respectively. These costs are expected to be recognized over a weighted average period of 2.1 years, 0.5 years, 1.8 years and 1.5 years, for stock options, PSOs, RSUs and PSUs, respectively, under the Equity Participation Plan and the Inducement Plan, and less than six months under the Employee Stock Purchase Plan.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock options, market-based performance stock options and employee stock purchase plan. The Company’s stock options (primarily granted to the members of the Company's Board of Directors) typically have a simple one- or three-year vesting schedule and a six-year contractual term. The Company grants total shareholder return (TSR) performance stock options to executive officers under the Equity Participation Plan. The number of shares of TSR PSOs that will become vested and exercisable will range from 0% to 175% of the target number of options based on the time-based vesting schedule described below and is based on a comparison over the performance period of the Company’s TSR to the TSR of the companies included in an index. The Company’s TSR PSOs have a four-year time-based vesting schedule and a six-year contractual term. The TSR PSOs must be vested under both the time-based vesting schedule and the performance-based vesting conditions in order to become exercisable. In fiscal year 2024, the Company granted price hurdle PSOs to executive officers and certain other high-level employees under the Equity Participation Plan. The price hurdle PSOs must be vested under both a three-year time-based vesting schedule and a market-based vesting condition in order to become exercisable and have a six-year contractual term. The number of options that may become vested and exercisable will range from 0% to 250% of the target number of options granted depending on whether the forty-five calendar day trailing average market closing price of the Company's common stock ending on and including such date equals or exceeds certain levels. The Company estimates the fair value of the TSR PSOs and the price hurdle PSOs (collectively, the PSOs) at the grant date using a Monte Carlo simulation. Expense for vested PSOs with a market condition that vest is recognized regardless of the actual outcome achieved and is recognized on a graded-vesting basis.

There were no PSOs granted during fiscal years 2026 and 2025. The estimated weighted average fair value of PSOs granted during fiscal year 2024 was $16.01 using a Monte Carlo simulation.

The weighted average estimated fair value of stock options granted and shares issued under the Employee Stock Purchase Plan during fiscal year 2026 was $5.79 and $9.31 per share, respectively, during fiscal year 2025 was $9.87 and $5.22 per share, respectively, and during fiscal year 2024 was $15.73 and $8.79 per share, respectively, using a Black-Scholes model.

The weighted average assumptions (annualized percentages) used in the Black-Scholes model and Monte Carlo simulation were as follows:

	Stock Options			PSOs			Employee Stock Purchase Plan
	Fiscal Year 2026	Fiscal Year 2025	Fiscal Year 2024	Fiscal Year 2026	Fiscal Year 2025	Fiscal Year 2024	Fiscal Year 2026	Fiscal Year 2025	Fiscal Year 2024
Volatility	68.3%	64.5%	54.2%	—	—	56.4%	81.3%	97.3%	66.6%
Risk-free interest rate	4.0%	3.5%	4.2%	—	—	4.4%	4.0%	4.6%	5.3%
Dividend yield	0.0%	0.0%	0.0%	—	—	0.0%	0.0%	0.0%	0.0%
Expected life	5.0 years	5.0 years	5.0 years	—	—	4.6 years	0.5 years	0.5 years	0.5 years

The Company’s expected volatility is a measure of the amount by which its stock price is expected to fluctuate over the expected term of the stock-based award. The estimated volatilities for stock options and PSOs are based on the historical volatility calculated using the daily stock price of the Company’s stock over a recent historical period equal to the expected term. The risk-free interest rate that the Company uses in determining the fair value of its stock-based awards is based on the implied yield on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of its stock-based awards. The expected terms or lives of stock options and PSOs represent the expected period of time from the date of grant to the estimated date that the options under the Company’s Equity Participation Plan would be fully exercised. The expected term assumption is estimated based primarily on the options’ vesting terms and remaining contractual life and employees’ expected exercise and post-vesting employment termination behavior.

The total intrinsic value of stock options exercised during fiscal years 2026, 2025 and 2024 was an insignificant amount, zero and an insignificant amount, respectively. The total intrinsic value of PSOs exercised during fiscal year 2026 was $3.7 million. All options issued under the Company’s Equity Participation Plan have an exercise price equal to the fair market value of the Company’s stock on the date of the grant. For all options exercised, the Company recorded no tax benefits during fiscal years 2026, 2025 and 2024.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of stock option activity for fiscal year 2026 is presented below:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)
Outstanding at March 31, 2025	188,718	$42.02
Granted	18,000	9.69
Expired	(73,773)	48.98
Exercised	(8,384)	27.14
Outstanding at March 31, 2026	124,561	$34.22	2.6	$1,952
Vested and exercisable at March 31, 2026	106,561	$38.37	2.1	$1,302

A summary of PSO activity for fiscal year 2026 is presented below:

	Number of Shares (1)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)
Outstanding at March 31, 2025	2,563,005	$30.50
Granted	—	—
Performance adjustment	(512,507)	53.43
Forfeited	(378,300)	21.27
Exercised	(134,872)	15.96
Outstanding at March 31, 2026	1,537,326	$26.40	2.8	$30,244
Vested and exercisable at March 31, 2026	355,038	$21.69	1.6	$8,975

(1)
Number of PSOs granted is presented based on the target number of PSOs granted. Outstanding shares are adjusted when the final market condition has been achieved.

Restricted stock units. RSUs represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. There is no exercise price and no monetary payment required for receipt of RSUs or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. RSUs generally vest over three or four years (except for a one-year vesting schedule for RSUs granted to the members of the Company’s Board of Directors). Compensation cost for these awards is based on the fair value on the date of grant and is recognized as compensation expense on a straight-line basis over the requisite service period. For fiscal years 2026, 2025 and 2024, the Company recognized $67.0 million, $56.6 million and $57.4 million, respectively, in stock-based compensation expense related to RSU awards.

The per unit weighted average grant date fair value of RSUs granted during fiscal years 2026, 2025 and 2024 was $27.49, $15.77 and $29.21, respectively.

A summary of RSU activity for fiscal year 2026 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at March 31, 2025	5,758,553	$24.05
Awarded	5,378,977	27.49
Forfeited	(631,443)	22.15
Vested	(2,314,111)	26.60
Outstanding at March 31, 2026	8,191,976	$25.73
Vested and deferred at March 31, 2026	219,687	$50.13

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The total fair value of shares vested related to RSUs during the fiscal years 2026, 2025 and 2024 was $47.3 million, $15.3 million and $34.1 million, respectively.

Performance-based restricted stock units. Beginning fiscal year 2025, the Company granted performance-based restricted stock units with a market condition (such as stock price milestone) (market condition PSUs), performance-based restricted stock units with a performance condition (such as an operational milestone) (performance condition PSUs) and performance-based restricted stock units with a performance condition and TSR modifier (performance condition with TSR modifier PSUs) to executive officers and certain other high-level employees under the Equity Participation Plan and Inducement Plan. The Company’s PSUs have a one- or three-year performance-based vesting period and generally time-vest over approximately three years. The number of shares of PSUs that will become eligible to vest is somewhere in the range of 0% to 200% of the target number of PSUs based on either the comparison over the performance period of the Company’s TSR to the TSR of the companies included in an index and/or the Company's performance for a given fiscal year period against pre-established targets. PSUs must be vested under both the time-based vesting schedule and the performance-based vesting conditions in order to be issued. PSUs represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement and achievement of performance-based vesting conditions. There is no exercise price and no monetary payment required for receipt of PSUs or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. The Company estimates the fair value of market condition PSUs at the grant date using a Monte Carlo simulation. The expense for market condition PSUs that vest is recognized regardless of the actual outcome achieved and is recognized on a graded-vesting basis. Compensation cost for performance condition PSUs is based on the fair value on the date of grant. Expense for performance condition PSUs that vest is recognized each period based on a probability assessment of the expected outcome of the performance targets with a final adjustment upon measurement at the end of the performance period and is recognized on a graded-vesting basis. During fiscal years 2026 and 2025, the Company recognized $3.9 million and $5.1 million, respectively, in stock-based compensation expense related to PSUs.

The per unit weighted average grant date fair value of PSUs granted during fiscal years 2026 and 2025 was $33.04 and $18.13, respectively.

A summary of PSU activity for fiscal year 2026 is presented below:

	Number of Shares (1)	Weighted Average Grant Date Fair Value per Share
Outstanding at March 31, 2025	609,738	$18.13
Awarded	308,460	33.04
Performance adjustment	156,620	16.09
Forfeited	(215,171)	18.45
Vested	(185,306)	16.09
Outstanding at March 31, 2026	674,341	$24.94

(1)
Number of shares awarded is presented based on the target number of PSUs granted. Outstanding shares are adjusted when the final performance and/or market condition has been achieved.

The total fair value of shares vested related to PSUs during the fiscal year 2026 was an insignificant amount.

The weighted average assumptions (annualized percentages) used in the Monte Carlo simulation for market condition PSUs were as follows:

	PSUs
	Fiscal Year 2026	Fiscal Year 2025
Volatility	82.7%	64.7%
Risk-free interest rate	3.7%	4.3%
Dividend yield	0.0%	0.0%

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 9 — Shares Used In Computing Diluted Net Income (Loss) Per Share

The weighted average number of shares used to calculate basic and diluted net loss per share attributable to Viasat, Inc. common stockholders was the same for fiscal years 2026, 2025 and 2024, as the Company incurred a net loss from continuing operations (excluding income (loss) from continuing operations attributable to the noncontrolling interest) for such periods and inclusion of potentially dilutive weighted average shares of common stock would be antidilutive.

Potentially dilutive weighted average shares excluded from the calculation for fiscal years 2026, 2025 and 2024 consisted of 111,663 shares, 220,095 shares and 242,973 shares, respectively, related to stock options, 1,930,376 shares, zero shares, and zero shares, respectively, related to PSOs and market condition PSUs, 2,699,376 shares, 5,539,871 shares and 2,066,973 shares, respectively, related to RSUs, 175,721 shares, 165,498 shares, and zero shares, respectively, related to performance condition PSUs, and 1,226,647 shares, 1,950,692 shares and 1,127,606 shares related to certain terms of the Viasat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan.

Note 10 — Income Taxes

The components of income (loss) before income taxes by jurisdiction were as follows:

	Fiscal Years Ended
	March 31, 2026	March 31, 2025	March 31, 2024
	(In thousands)
United States	$(161,596)	$(329,591)	$(859,006)
Foreign	266,397	(215,703)	(334,940)
	$104,801	$(545,294)	$(1,193,946)

The (provision for) benefit from income taxes included the following:

	Fiscal Years Ended
	March 31, 2026	March 31, 2025	March 31, 2024
	(In thousands)
Current tax (provision) benefit:
Federal	$(6,499)	$(28,247)	$(12,128)
State	(7,050)	(2,661)	(1,010)
Foreign	(56,735)	(117,042)	(27,028)
	(70,284)	(147,950)	(40,166)
Deferred tax (provision) benefit:
Federal	(28,380)	16,770	74,404
State	(937)	(102)	5,166
Foreign	(16,622)	132,223	100,070
	(45,939)	148,891	179,640
Total (provision for) benefit from income taxes	$(116,223)	$941	$139,474

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Significant components of the Company’s net deferred tax assets were as follows:

	As of
	March 31, 2026	March 31, 2025
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$388,035	$252,589
Tax credit carryforwards	178,366	159,806
Capitalized research and development costs	65,417	136,191
Operating lease liabilities	99,134	99,877
Interest carryforwards	34,260	105,182
Other	182,575	198,071
Valuation allowance	(434,983)	(430,501)
Total deferred tax assets	512,804	521,215
Deferred tax liabilities:
Intangible assets	(533,515)	(576,599)
Property, equipment and satellites	(776,440)	(689,880)
Operating lease assets	(91,280)	(88,083)
Other	(59,720)	(75,918)
Total deferred tax liabilities	(1,460,955)	(1,430,480)
Net deferred tax assets (liabilities)	$(948,151)	$(909,265)

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the benefit from (provision for) income taxes to the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes for the fiscal year ended March 31, 2026 is as follows:

	Fiscal Year Ended
	March 31, 2026
	Dollar	Percentage
	(In thousands)
U.S. federal statutory tax rate	$(22,008)	21%
State and local income taxes, net of federal income tax effect (1)	(6,532)	6
Foreign tax effects
United Kingdom
Statutory tax rate difference between United Kingdom and United States	(5,053)	5
Interest on overpaid taxes, net of income tax effect	5,146	(5)
Other	5,635	(5)
Canada
Statutory tax rate difference between Canada and United States	10,226	(10)
Local provincial income taxes	(20,332)	19
Capital gain partial exemption on sale of Navarino UK	12,605	(12)
Tax audit adjustments	(5,619)	5
Withholding taxes	(8,993)	9
Other	(3,050)	3
Other foreign jurisdictions	(20,969)	20
Effect of changes in tax laws or rates enacted in the current period	(10,061)	10
Effect of cross-border tax laws
Global intangible low-taxed income (GILTI)	(43,061)	41
Subpart F income	(45,418)	43
Inclusion of foreign disregarded entities	(3,451)	3
Other	1,324	(1)
Tax credits
Research and development tax credits	10,558	(10)
Changes in valuation allowances	48,628	(46)
Nontaxable or nondeductible Items
Non-deductible compensation	(3,594)	3
Other	(8,507)	8
Changes in prior period worldwide unrecognized tax benefits	3,029	(3)
Other adjustments
Unremitted subsidiary gains	(4,380)	4
Other	(2,346)	2
Total	$(116,223)	111%

(1) State taxes in Virginia and Maryland made up the majority (greater than 50 percent) of the tax effect in this category.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the benefit from (provision for) income taxes to the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes for the fiscal years ended March 31, 2025 and 2024 is as follows:

	Fiscal Years Ended
	March 31, 2025	March 31, 2024
	(In thousands)
Tax (provision) benefit at federal statutory rate	$114,512	$250,728
State tax provision, net of federal benefit	8,908	28,621
Tax credits	16,004	28,574
Change in federal valuation allowances	(49,566)	(105,968)
Change in state valuation allowances	(10,880)	(27,251)
Non-deductible compensation	(2,459)	(5,240)
Non-deductible transaction costs	(40)	(18,911)
Non-deductible meals and entertainment	(1,112)	(1,077)
Stock-based compensation	(12,932)	(12,182)
Change in state effective tax rate	(452)	292
Base Erosion and Anti-Abuse Tax (BEAT)	(30,448)	—
Foreign effective tax rate differential, net of valuation allowance	(9,185)	6,199
Unremitted subsidiary gains	(7,043)	(1,586)
Withholding taxes	(6,852)	(4,981)
Other	(7,514)	2,256
Total (provision for) benefit from income taxes	$941	$139,474

As of March 31, 2026, the Company had federal and state R&D tax credit carryforwards of $157.3 million and $217.6 million, respectively, which begin to expire in fiscal year 2040 and fiscal year 2027, respectively. As of March 31, 2026, the Company had federal and state net operating loss carryforwards of $1,296.2 million and $673.0 million, respectively, which begin to expire in fiscal year 2029 and fiscal year 2027, respectively. However, the majority of the federal net operating loss carryforwards do not expire.

As of March 31, 2026, the Company's deferred tax assets for net operating loss carryforwards included $64.2 million of UK capital loss carryforwards, which can only be offset against future UK capital gains. A full valuation allowance has been established against the capital loss carryforwards, as no capital gains are expected. With limited exceptions, the Company's foreign net operating loss and interest carryforwards do not expire. However, certain transactions or material changes to the Company's global financing arrangements could limit the Company's right to use its foreign deferred tax assets and make netting against deferred tax liabilities inappropriate, resulting in an increase to the valuation allowance and income tax expense.

In accordance with ASC 740, net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Future realization of existing deferred tax assets ultimately depends on future profitability and the existence of sufficient taxable income of appropriate character (for example, ordinary income versus capital gains) within the carryforward period available under tax law. In the event that the Company’s estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established, which would cause a decrease to income in the period such determination is made. A valuation allowance of $435.0 million at March 31, 2026 and $430.5 million at March 31, 2025 has been established relating to carryforwards of federal, state and foreign net operating losses, federal and state R&D tax credits, and foreign tax credits, and to other federal and state net deferred tax assets for cumulative timing differences that, based on management’s estimate of future taxable income attributable to such jurisdictions and generation of additional research credits, are considered more likely than not to expire unused.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In July 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the U.S. The OBBBA includes a broad range of material business tax reforms, such as 100% bonus depreciation, expensing of U.S.-based research and development, modification of the interest expense limitation, and modification of various U.S. international tax provisions. For fiscal year 2026, the tax law changes resulted in approximately $10.7 million of incremental non-cash tax expense to increase the Company’s U.S. valuation allowance due to material changes in the Company’s mix of gross deferred tax assets and liabilities. Additionally, the tax law changes decreased cash paid for income taxes in fiscal year 2026 associated with the Company's majority-owned subsidiary primarily due to the accelerated amortization of research and development expenses that were previously capitalized for tax purposes.

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

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	As of
	March 31, 2026	March 31, 2025	March 31, 2024
	(In thousands)
Balance, beginning of fiscal year	$188,186	$185,595	$129,738
Increase related to prior year tax positions	1,200	1,571	2,728
Decrease related to prior year tax positions	(265)	(253)	(190)
Increase related to current year tax positions	49,117	14,017	15,608
Increase related to business combinations	—	—	54,193
Expiration of the statute of limitations for the assessment of taxes	(11,054)	(12,744)	(16,482)
Balance, end of fiscal year	$227,184	$188,186	$185,595

Of the total unrecognized tax benefits at March 31, 2026, $13.6 million would reduce the Company’s annual effective tax rate if recognized, based on the Company's valuation allowance position at March 31, 2026.

The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. As of March 31, 2026 and 2025, the Company had accrued interest expense and penalties of approximately $9.0 million and $14.4 million, respectively. The Company recognized a tax benefit of $5.5 million for fiscal year 2026 and an insignificant amount for each of fiscal years 2025 and 2024 for reductions of interest expense and penalties in income tax expense. In addition, as of March 31, 2026 and 2025, the Company had accrued interest income of approximately $7.1 million and an insignificant amount, respectively. The Company recognized a tax benefit of $4.6 million for fiscal year 2026 and an insignificant amount for each of fiscal years 2025 and 2024 for interest income in income tax expense.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company is subject to periodic audits by domestic and foreign tax authorities. By statute, the Company’s U.S. federal and state income tax returns are subject to examination by the tax authorities for fiscal years 2023 and thereafter. Additionally, net operating loss and R&D tax credit carryovers that were generated in prior years may also be subject to examination. The Company’s U.S. federal income tax return for fiscal year 2024 is currently under examination by the Internal Revenue Service. Calendar years 2014 and thereafter remain open in Norway for certain entities currently under examination. Calendar years 2018 and thereafter remain open in Canada for certain entities currently under examination. With few exceptions, fiscal years 2022 and thereafter remain open by statute to examination by other foreign tax authorities. The Company believes that it has appropriate support for the income tax positions taken on its tax returns and its accruals for tax liabilities are adequate based on an assessment of many factors, including experience and interpretations.

The income taxes paid, net of refunds received, for the fiscal year ended March 31, 2026 was as follows:

Fiscal Year Ended
March 31, 2026
(In thousands)
Federal	$10,103
State	1,472
Foreign
United Kingdom	49,443
Brazil	5,928
Other foreign jurisdictions	13,755
Total cash paid for income taxes, net	$80,701

Note 11 — Employee Benefits

The Company is a sponsor of a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code. Under the plan, the Company may make discretionary contributions to the plan which vest over three years. The Company’s discretionary matching contributions to the plan are based on the amount of employee contributions and can be made in cash or the Company’s common stock at the Company’s election. Subsequent to the fiscal year ended March 31, 2026, the Company elected to settle the discretionary contributions liability in shares of the Company’s common stock, consistent with fiscal year 2025. Based on the closing price of the Company’s common stock on March 31, 2026, the Company would issue approximately 622,271 shares of common stock at this time. Discretionary contributions accrued by the Company as of March 31, 2026 and 2025 amounted to $28.5 million and $27.5 million, respectively.

Note 12 — Related-Party Transactions

In the normal course of business, the Company engages in transactions with its equity method investments (Navarino UK and JSAT Mobile), which are considered related-party transactions. In March 2026, the Company sold all of its interests in Navarino UK (see Note 1 — The Company and a Summary of Its Significant Accounting Policies — Principles of consolidation for more information). The Company recognized revenue from Navarino UK and JSAT Mobile in the amounts of $63.6 million, $65.7 million and $64.4 million during fiscal years 2026, 2025 and 2024, respectively. The Company received cash of $63.6 million, $68.8 million and $61.1 million from Navarino UK and JSAT Mobile during fiscal years 2026, 2025 and 2024, respectively. As of March 31, 2026, accounts receivable from JSAT Mobile was $2.5 million. As of March 31, 2025, accounts receivable from Navarino UK and JSAT Mobile was $8.5 million.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 13 — Commitments

From time to time, the Company enters into satellite construction agreements as well as various other satellite-related purchase commitments, including with respect to the provision of launch services, operation of its satellites and satellite insurance. As of March 31, 2026, future minimum payments under the Company’s satellite construction contracts and other satellite-related purchase commitments for the next five fiscal years and thereafter were as follows:

Fiscal Years Ending	(In thousands)
2027	$97,789
2028	104,623
2029	79,251
2030	6,161
2031	3,173
Thereafter	376
$291,373

The Company’s contracts with satellite manufacturers require the Company to make monthly in-orbit satellite performance incentive payments with respect to certain satellites in commercial service, including interest, through fiscal year 2028, subject to the continued satisfactory performance of the applicable satellites. The Company records the net present value of these expected future payments as a liability and as a component of the cost of the satellites. As of March 31, 2026, the Company’s estimated satellite performance incentive obligations and accrued interest for the applicable satellites were approximately $6.1 million, of which $5.2 million and an insignificant amount have been classified as current in accrued liabilities and non-current in other liabilities, respectively. Under these satellite construction contracts, the Company may incur up to $6.1 million in total costs for satellite performance incentive obligations and related interest earned with potential future minimum payments of $4.7 million and an insignificant amount in fiscal years 2027 and 2028, respectively, with no commitments thereafter.

The Company has various other purchase commitments under satellite capacity agreements which are used to provide satellite networking services to its customers for future minimum payments, which as of March 31, 2026 were approximately $103.1 million, $73.5 million, $182.1 million, $147.1 million and $4.0 million in fiscal years 2027, 2028, 2029, 2030 and 2031, respectively, and an insignificant amount of further minimum payments thereafter.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company has contracts with various U.S. Government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. Government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. Government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. Government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. As of March 31, 2026, the DCMA had approved the Company’s incurred costs through fiscal year 2022. The DCAA is currently auditing the Company's fiscal year 2025 recurring incurred cost submission. The Company's cost accounting practices are examined for compliance with the applicable CAS. Although the Company has recorded contract revenues subsequent to fiscal year 2022 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of March 31, 2026 and 2025, the Company had $15.1 million and $14.8 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. Government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on the status of the related contracts.

Certain matters resolved during fiscal years 2026 and 2024

In June 2025, Inmarsat agreed to a binding term sheet with Ligado Networks (Ligado) and AST & Science, LLC to settle Inmarsat's opposition to Ligado’s planned restructuring. Under the conditions set forth in the term sheet, the Company expected to receive an aggregate of $568 million from Ligado in fiscal year 2026, consisting of (i) a $420 million lump sum payment which was received in October 2025, (ii) a $100 million lump sum payment that was due in March 2026 that remains outstanding pending resolution of certain matters, and (iii) a resumption of quarterly payments of approximately $16 million, which started on September 30, 2025, with an annual escalator of 3% for the life of the contract (through 2107). Upon resolution of certain conditions, in the first nine months of fiscal year 2026, related to the $420.0 million lump sum payment, the Company allocated and recognized $267.5 million as deferred revenue and allocated and recognized $152.5 million as interest income on the deferral of Ligado's previous quarterly fees, which were received as part of the lump sum payment.

In July 2022 and September 2023, the Company settled certain pending litigation. Under the terms of the settlement and licensing agreement, the Company receives certain payments, which may vary based on sales of licensed products. The Company received payments and recognized $30.8 million, $41.7 million and $99.9 million as product revenues within the Company's defense and advanced technologies segment during fiscal years 2026, 2025 and 2024, respectively, and recognized $7.2 million as interest income during fiscal year 2024.

Note 15 — Discontinued Operations

In October 2022, the Company entered into an Asset Purchase Agreement to sell the Link-16 TDL Business in its defense and advanced technologies segment to L3Harris in exchange for approximately $1.96 billion in cash, subject to adjustments. In accordance with ASC 205-20, the Company determined that the Link-16 TDL Business met held-for sale and discontinued operations accounting criteria at the end of the second quarter of fiscal year 2023. In January 2023, the Company completed the Link-16 TDL Sale, and accordingly the Company classified the results of the Link-16 TDL Business as discontinued operations in its consolidated statements of operations for periods prior to the closing of the Link-16 TDL Sale in fiscal year 2023.

For the fiscal year ended March 31, 2024, net income (loss) from discontinued operations, net of tax, was a loss of $10.4 million, which resulted from an adjustment.

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

The Company’s defense and advanced technologies segment develops and offers a diverse array of resilient, vertically integrated solutions to government and commercial customers, leveraging the Company’s technical competencies in encryption, cyber security, tactical gateways, modems and waveforms. The more regulated government environment for defense, encryption and other products is subject to unique contractual requirements and possesses economic characteristics that differ from the communication services segment. The Company’s defense and advanced technologies segment revenues are primarily derived from products and services in the Company’s information security and cyber defense, space and mission systems, tactical networking, and advanced technologies and other business lines, which are provided to government and commercial customers.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment revenues, expenses and operating profits (losses) for the fiscal years ended March 31, 2026, 2025 and 2024 were as follows:

	Fiscal Years Ended
	March 31, 2026	March 31, 2025	March 31, 2024
	(In thousands)
Revenues:
Communication services
Aviation services	$1,191,426	$1,048,225	$864,834
Government satcom services	795,043	754,552	596,826
Maritime services	463,061	477,968	430,090
Fixed services and other services	607,693	741,601	906,762
Total services	3,057,223	3,022,346	2,798,512
Total products	242,428	276,139	343,028
Total communication services revenues	3,299,651	3,298,485	3,141,540
Defense and advanced technologies
Total services	217,200	203,430	206,082
Information security and cyber defense products	414,482	325,439	302,056
Space and mission systems products	330,867	304,870	309,253
Tactical networking products	329,417	319,577	202,094
Advanced technologies and other products	48,663	67,770	122,733
Total products	1,123,429	1,017,656	936,136
Total defense and advanced technologies revenues	1,340,629	1,221,086	1,142,218
Elimination of intersegment revenues	—	—	—
Total revenues	$4,640,280	$4,519,571	$4,283,758
Expenses:
Communication services
Depreciation	$990,147	$988,447	$825,788
Stock-based compensation expense	48,685	48,760	52,662
Other than acquired intangible assets amortization (1)	37,321	41,373	50,718
Acquisition and transaction related expenses	19,691	50,807	114,113
Ground network (FY25), satellite (FY24) impairment and related charges, net	—	169,400	905,496
Other segment items (2)	2,051,254	2,049,920	2,009,817
Total communication services expenses (3)	3,147,098	3,348,707	3,958,594
Defense and advanced technologies
Depreciation	48,368	48,020	41,853
Stock-based compensation expense	32,385	31,625	30,969
Other than acquired intangible assets amortization (1)	22,611	19,034	12,000
Acquisition and transaction related expenses	4,701	13,660	43,466
Other segment items (2)	1,016,280	892,072	859,517
Total defense and advanced technologies expenses (3)	1,124,345	1,004,411	987,805
Total expenses	$4,271,443	$4,353,118	$4,946,399
Operating profits (losses):
Communication services	$152,553	$(50,222)	$(817,054)
Defense and advanced technologies	216,284	216,675	154,413
Elimination of intersegment operating profits (losses)	—	—	—
Segment operating profit (loss) before corporate and amortization of acquired intangible assets	368,837	166,453	(662,641)
Corporate:
Amortization of acquired intangible assets	(260,712)	(263,933)	(227,165)
Interest income	205,849	83,920	96,258
Interest expense	(360,250)	(421,944)	(400,398)
(Loss) gain on extinguishment of debt, net	(11,935)	(99,814)	—
Other income (expense), net	163,012	(9,976)	—
Income (loss) from continuing operations before income taxes	$104,801	$(545,294)	$(1,193,946)

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
(3)
For fiscal years 2026, 2025, and 2024, IR&D expense and related activities, including allocable depreciation, stock-based compensation and other expenses were $93.1 million, $83.4 million and $105.0 million, respectively, for the communication services segment, and $71.8 million, $59.0 million and $45.7 million, respectively, for the defense and advanced technologies segment.

The CODM is not regularly provided assets on a segment basis, therefore, such information is not presented.

The Company distinguishes revenues from external customers by geographic area based on customer location. Revenues by geographic area for the fiscal years ended March 31, 2026, 2025 and 2024 were as follows:

	Fiscal Years Ended
	March 31, 2026	March 31, 2025	March 31, 2024
	(In thousands)
U.S. customers	$3,161,146	$3,117,233	$3,029,303
Non U.S. customers (each country individually insignificant)	1,479,134	1,402,338	1,254,455
Total revenues	$4,640,280	$4,519,571	$4,283,758

As of both March 31, 2026 and March 31, 2025, the net book value of long-lived assets located outside the United States was approximately $1.7 billion, including a net book value of long-lived assets located in the United Kingdom of $1.2 billion.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Three Fiscal Years Ended March 31, 2026

Deferred Tax Asset Valuation Allowance
(In thousands)
Balance, March 31, 2023	$150,047
Charged to costs and expenses	139,687
Charged to goodwill*	63,908
Deductions	—
Balance, March 31, 2024	353,642
Charged to costs and expenses	76,859
Deductions	—
Balance, March 31, 2025	430,501
Charged to costs and expenses	4,482
Deductions	—
Balance, March 31, 2026	$434,983

* Related to the acquisition of Inmarsat

II-1