Form 10-Q
period 2026-09-30
VIASAT INC
filed 2026-11-06
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026.

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of October 23, 2026 was 139,189,579.

VIASAT, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of September 30, 2026	As of March 31, 2026
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,758,947	$1,746,835
Accounts receivable, net	735,410	753,430
Inventories	308,784	281,220
Prepaid expenses and other current assets	334,595	342,522
Total current assets	3,137,736	3,124,007

Property, equipment and satellites, net	7,178,352	7,272,637
Operating lease right-of-use assets	428,228	427,994
Acquired intangible assets, net	1,866,896	1,997,436
Goodwill	1,624,401	1,625,013
Other assets	793,382	779,509
Total assets	$15,028,995	$15,226,596

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$278,600	$288,154
Accrued and other liabilities	961,676	951,192
Current portion of long-term debt	659,078	57,753
Total current liabilities	1,899,354	1,297,099

Senior notes	3,071,712	3,664,848
Other long-term debt	2,709,289	2,726,004
Non-current operating lease liabilities	426,948	430,082
Other liabilities	2,330,061	2,379,301
Total liabilities	10,437,364	10,497,334

Commitments and contingencies (Note 8)

Equity:
Viasat, Inc. stockholders’ equity
Common stock	14	14
Paid-in capital	5,069,845	5,044,536
Retained earnings (accumulated deficit)	(540,012)	(359,616)
Accumulated other comprehensive income (loss)	(24,743)	(24,633)
Total Viasat, Inc. stockholders’ equity	4,505,104	4,660,301
Noncontrolling interest in subsidiary	86,527	68,961
Total equity	4,591,631	4,729,262
Total liabilities and equity	$15,028,995	$15,226,596

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(In thousands, except per share data)
Revenues:
Service revenues	$820,595	$821,510	$1,653,033	$1,647,880
Product revenues	359,401	319,383	683,506	664,067
Total revenues	1,179,996	1,140,893	2,336,539	2,311,947
Operating expenses:
Cost of service revenues	526,197	514,893	1,039,331	1,043,127
Cost of product revenues	274,853	241,108	505,421	474,490
Selling, general and administrative	247,022	241,785	502,046	504,617
Independent research and development	59,768	42,263	105,259	76,456
Amortization of acquired intangible assets	65,007	65,069	130,025	130,810
Income (loss) from operations	7,149	35,775	54,457	82,447
Other income (expense):
Interest income	15,362	12,525	30,753	26,815
Interest expense	(101,957)	(93,487)	(184,261)	(193,844)
(Loss) gain on extinguishment of debt, net	—	—	—	(288)
Other income (expense), net	92	—	(214)	(5,164)
Income (loss) before income taxes	(79,354)	(45,187)	(99,265)	(90,034)
(Provision for) benefit from income taxes	(40,786)	(10,862)	(63,897)	(17,472)
Equity in income (loss) of unconsolidated affiliate, net	263	4,222	491	7,955
Net income (loss)	(119,877)	(51,827)	(162,671)	(99,551)
Less: net income (loss) attributable to noncontrolling interest, net of tax	8,778	9,617	17,725	18,327
Net income (loss) attributable to Viasat, Inc.	$(128,655)	$(61,444)	$(180,396)	$(117,878)
Basic net income (loss) per share attributable to Viasat, Inc. common stockholders:	$(0.93)	$(0.45)	$(1.31)	$(0.88)
Diluted net income (loss) per share attributable to Viasat, Inc. common stockholders:	$(0.93)	$(0.45)	$(1.31)	$(0.88)
Shares used in computing basic net income (loss) per share	138,641	135,119	137,893	133,356
Shares used in computing diluted net income (loss) per share	138,641	135,119	137,893	133,356
Comprehensive income (loss):
Net income (loss)	$(119,877)	$(51,827)	$(162,671)	$(99,551)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	(414)	(5,463)	(110)	19,796
Other comprehensive income (loss), net of tax	(414)	(5,463)	(110)	19,796
Comprehensive income (loss)	(120,291)	(57,290)	(162,781)	(79,755)
Less: comprehensive income (loss) attributable to noncontrolling interest, net of tax	8,778	9,617	17,725	18,327
Comprehensive income (loss) attributable to Viasat, Inc.	$(129,069)	$(66,907)	$(180,506)	$(98,082)

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	September 30, 2026	September 30, 2025
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(162,671)	$(99,551)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	482,224	510,371
Amortization of intangible assets	165,868	157,578
Stock-based compensation expense	58,359	34,829
Deferred income taxes and other non-cash adjustments	(54,662)	(67,461)
Loss on disposition of fixed assets	5,604	15,561
Loss (gain) on extinguishment of debt, net	—	288
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	16,843	14,350
Inventories	(27,591)	18,050
Other assets	36,465	56,268
Accounts payable	(5,416)	36,754
Accrued liabilities	53,139	(75,989)
Other liabilities	(22,657)	(60,346)
Net cash provided by (used in) operating activities	545,505	540,702
Cash flows from investing activities:
Purchase of property, equipment and satellites, and other assets	(425,617)	(411,712)
Proceeds from insurance claims on satellites	—	10,000
Other investing activities	—	12,063
Net cash provided by (used in) investing activities	(425,617)	(389,649)
Cash flows from financing activities:
Payments on debt borrowings	(29,020)	(473,186)
Purchase of common stock in treasury (immediately retired) related to tax withholdings for stock-based compensation	(80,987)	(6,624)
Proceeds from issuance of common stock under equity plans	13,566	7,805
Distributions to minority shareholders	—	(59,695)
Other financing activities	(7,827)	(2,044)
Net cash provided by (used in) financing activities	(104,268)	(533,744)
Effect of exchange rate changes on cash and cash equivalents	(3,508)	660
Net increase (decrease) in cash and cash equivalents	12,112	(382,031)
Cash and cash equivalents at beginning of period	1,746,835	1,612,105
Cash and cash equivalents at end of period	$1,758,947	$1,230,074
Non-cash investing and financing activities:
Capital expenditures not paid for during the period	$7,148	$40,570
Right-of-use assets obtained in exchange for operating lease liabilities	31,222	37,223
Issuance of common stock in satisfaction of certain accrued employee compensation liabilities	28,485	27,784

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Viasat, Inc. Stockholders
	Common Stock
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total
	(In thousands, except share data)
For the Three Months Ended September 30, 2026
Balance at June 30, 2026	137,754,240	$14	$5,075,524	$(411,357)	$(24,329)	$77,839	$4,717,691
Exercise of stock options	11,250	—	421	—	—	—	421
Issuance of stock under Employee Stock Purchase Plan	236,989	—	9,099	—	—	—	9,099
Stock-based compensation	—	—	37,063	—	—	—	37,063
RSU and PSU awards vesting, net of shares withheld for taxes which have been retired	1,134,722	—	(52,262)	—	—	—	(52,262)
Other noncontrolling interest activity	—	—	—	—	—	(90)	(90)
Net income (loss)	—	—	—	(128,655)	—	8,778	(119,877)
Other comprehensive income (loss), net of tax	—	—	—	—	(414)	—	(414)
Balance at September 30, 2026	139,137,201	$14	$5,069,845	$(540,012)	$(24,743)	$86,527	$4,591,631

For the Three Months Ended September 30, 2025
Balance at June 30, 2025	134,184,592	$13	$4,965,831	$(381,964)	$(21,652)	$39,744	$4,601,972
Exercise of stock options	5,000	—	122	—	—	—	122
Issuance of stock under Employee Stock Purchase Plan	939,629	1	7,682	—	—	—	7,683
Stock-based compensation	—	—	22,590	—	—	—	22,590
RSU and PSU awards vesting, net of shares withheld for taxes which have been retired	126,601	—	(1,956)	—	—	—	(1,956)
Other noncontrolling interest activity	—	—	—	—	—	(86)	(86)
Net income (loss)	—	—	—	(61,444)	—	9,617	(51,827)
Other comprehensive income (loss), net of tax	—	—	—	—	(5,463)	—	(5,463)
Balance at September 30, 2025	135,255,822	$14	$4,994,269	$(443,408)	$(27,115)	$49,275	$4,573,035

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Viasat, Inc. Stockholders
	Common Stock
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total
	(In thousands, except share data)
For the Six Months Ended September 30, 2026
Balance at March 31, 2026	136,557,695	$14	$5,044,536	$(359,616)	$(24,633)	$68,961	$4,729,262
Exercise of stock options	143,234	—	4,467	—	—	—	4,467
Issuance of stock under Employee Stock Purchase Plan	236,989	—	9,099	—	—	—	9,099
Stock-based compensation	—	—	64,245	—	—	—	64,245
Shares issued in settlement of certain accrued employee compensation liabilities	409,153	—	28,485	—	—	—	28,485
RSU and PSU awards vesting, net of shares withheld for taxes which have been retired	1,790,130	—	(80,987)	—	—	—	(80,987)
Other noncontrolling interest activity	—	—	—	—	—	(159)	(159)
Net income (loss)	—	—	—	(180,396)	—	17,725	(162,671)
Other comprehensive income (loss), net of tax	—	—	—	—	(110)	—	(110)
Balance at September 30, 2026	139,137,201	$14	$5,069,845	$(540,012)	$(24,743)	$86,527	$4,591,631

For the Six Months Ended September 30, 2025
Balance at March 31, 2025	130,210,407	$13	$4,926,259	$(325,530)	$(46,911)	$90,729	$4,644,560
Exercise of stock options	5,000	—	122	—	—	—	122
Issuance of stock under Employee Stock Purchase Plan	939,629	1	7,682	—	—	—	7,683
Stock-based compensation	—	—	39,046	—	—	—	39,046
Shares issued in settlement of certain accrued employee compensation liabilities	3,125,378	—	27,784	—	—	—	27,784
RSU and PSU awards vesting, net of shares withheld for taxes which have been retired	975,408	—	(6,624)	—	—	—	(6,624)
Distributions declared to minority shareholders	—	—	—	—	—	(59,695)	(59,695)
Other noncontrolling interest activity	—	—	—	—	—	(86)	(86)
Net income (loss)	—	—	—	(117,878)	—	18,327	(99,551)
Other comprehensive income (loss), net of tax	—	—	—	—	19,796	—	19,796
Balance at September 30, 2025	135,255,822	$14	$4,994,269	$(443,408)	$(27,115)	$49,275	$4,573,035

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation

The accompanying condensed consolidated balance sheet at September 30, 2026, the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended September 30, 2026 and 2025, the condensed consolidated statements of cash flows for the six months ended September 30, 2026 and 2025 and the condensed consolidated statements of equity for the three and six months ended September 30, 2026 and 2025 have been prepared by the management of Viasat, Inc. (also referred to hereafter as the Company or Viasat), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended March 31, 2026 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 31, 2026 included in the Company’s Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

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

In September 2026, the Company entered into a subscription agreement with Space42 to formally establish Equatys, a shared space and ground infrastructure platform for global direct-to-device and advanced mobile satellite service connectivity. Upon the formation of Equatys, Space42 and the Company will each make an equity commitment to contribute $400.0 million, which is expected to be increased by an additional $200.0 million from Space42 in connection with a potential future equity funding round with one or more third-party investors, which is expected to increase the total equity funding commitments of the Company and Space42 to up to $1.0 billion in the aggregate. The closing of the transaction is subject to customary closing conditions, including regulatory approvals and the appointment of Viasat as the prime technology contractor. The Company currently anticipates that the closing will occur during the third quarter of fiscal year 2027.

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

Contract costs on U.S. Government contracts are subject to audit and review by the Defense Contract Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. Government agencies, as well as negotiations with U.S. Government representatives. As of September 30, 2026, the DCMA had approved the Company’s incurred costs through fiscal year 2023. The DCAA is currently auditing the Company’s fiscal year 2025 recurring incurred cost submission. The Company's cost accounting practices are examined for compliance with the applicable Cost Accounting Standards (CAS). Although the Company has recorded contract revenues subsequent to fiscal year 2023 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. The Company had $13.1 million and $15.1 million as of September 30, 2026 and March 31, 2026, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. Government cost reimbursable contracts (see Note 8 — Commitments and Contingencies for more information).

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Transaction price allocated to remaining performance obligations

The Company’s remaining performance obligations represent the transaction price of firm contracts and orders for which work has not been performed. The Company includes in its remaining performance obligations only those contracts and orders for which it has accepted purchase orders. Remaining performance obligations associated with the Company’s subscribers for residential and enterprise fixed broadband services in its communication services segment exclude month-to-month service contracts in accordance with a practical expedient and are estimated using a portfolio approach in which the Company reviews all relevant promotional activities and calculates the remaining performance obligation using the average service component for the portfolio and the average time remaining under the contract. The Company’s future recurring in-flight connectivity (IFC) service contracts in its communication services segment do not have minimum service purchase requirements and therefore are not included in the Company’s remaining performance obligations. As of September 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $4.2 billion, of which the Company expects to recognize approximately half over the next 12 months, with the balance recognized thereafter.

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

The following sets forth disaggregated reported revenue by segment and products and services for the three and six months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
	Communication Services	Defense and Advanced Technologies	Total Revenues
	(In thousands)
Service revenues	$758,136	$62,459	$820,595
Product revenues	56,390	303,011	359,401
Total revenues	$814,526	$365,470	$1,179,996

	Six Months Ended September 30, 2026
	Communication Services	Defense and Advanced Technologies	Total Revenues
	(In thousands)
Service revenues	$1,531,178	$121,855	$1,653,033
Product revenues	108,431	575,075	683,506
Total revenues	$1,639,609	$696,930	$2,336,539

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

Revenues from the U.S. Government as an individual customer comprised approximately 20% and 19% of total revenues for the three and six months ended September 30, 2026, respectively, and approximately 17% and 16% of total revenues for the three and six months ended September 30, 2025, respectively. Revenues from the U.S. Government were attributable to each of the Company's two segments, with approximately half of such revenues reported within each of the Company's two segments for each of the three and six months ended September 30, 2026 and with higher revenues from the U.S. Government reported within the Company's communication services segment for each of the three and six months ended September 30, 2025.

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

A portion of the Company’s revenues is derived from customer contracts that include the development of products. The development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for the Company’s funded development from its customer contracts were approximately 12% and 11% of its total revenues for the three and six months ended September 30, 2026, respectively, and approximately 10% of its total revenues for each of the three and six months ended September 30, 2025, mainly reported within the Company's defense and advanced technologies segment.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following table presents contract assets and liabilities as of September 30, 2026 and March 31, 2026:

	As of September 30, 2026	As of March 31, 2026
	(In thousands)
Unbilled accounts receivable	$209,554	$227,840
Collections in excess of revenues and deferred revenues	356,536	292,592
Deferred revenues, long-term portion	1,102,228	1,064,261

Unbilled accounts receivable decreased by $18.3 million during the six months ended September 30, 2026, driven by an increase in billings related to certain larger development projects in space and mission systems.

Collections in excess of revenues and deferred revenues increased by $63.9 million during the six months ended September 30, 2026, driven by advances on goods or services received in excess of revenue recognized primarily attributable to the timing of advance payments in space and mission systems.

During the three and six months ended September 30, 2026, the Company recognized revenue of $62.1 million and $152.2 million, respectively, that was previously included in the Company’s collections in excess of revenues and deferred revenues at March 31, 2026. During the three and six months ended September 30, 2025, the Company recognized revenue of $71.7 million and $177.8 million, respectively, that was previously included in the Company’s collections in excess of revenues and deferred revenues at March 31, 2025.

Other assets and deferred costs – contracts with customers

Per ASC 340-40, Other Assets and Deferred Costs – Contracts with Customers, the Company recognizes an asset from the incremental costs of obtaining a contract with a customer if the Company expects to recover those costs. The incremental costs of obtaining a contract are those costs that the Company incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained. ASC 340-40 also requires the recognition of an asset from the costs incurred to fulfill a contract when (1) the costs relate directly to a contract or to an anticipated contract that the Company can specifically identify, (2) the costs generate or enhance resources of the Company that will be used in satisfying (or in continuing to satisfy) performance obligations in the future, and (3) the costs are expected to be recovered. In accordance with the guidance, the Company recognizes an asset related to commission costs incurred, primarily in the Company’s communication services segment, and recognizes an asset related to costs incurred to fulfill contracts. Costs to acquire customer contracts are amortized over the estimated customer contract life. Costs to fulfill customer contracts are amortized in proportion to the revenue to which the costs relate. For contracts with an estimated amortization period of less than one year, the Company elected the practical expedient and expenses incremental costs immediately. The Company’s deferred customer contract acquisition costs and costs to fulfill contract balances were $6.7 million and $114.5 million, respectively, as of September 30, 2026. Of the Company’s total deferred customer contract acquisition costs and costs to fulfill contracts, $65.0 million was included in other current assets within the prepaid expenses and other current assets caption on the Company’s consolidated balance sheets and $56.1 million was included in other assets on the Company’s consolidated balance sheets as of September 30, 2026. The Company’s deferred customer contract acquisition costs and costs to fulfill contract balances were $8.2 million and $72.9 million, respectively, as of March 31, 2026. Of the Company’s total deferred customer contract acquisition costs and costs to fulfill contracts, $25.0 million was included in other current assets within the prepaid expenses and other current assets caption on the Company’s consolidated balance sheets and $56.1 million was included in other assets on the Company’s consolidated balance sheets as of March 31, 2026. For total deferred customer contract acquisition costs and contract fulfillment costs, the Company’s amortization and reduction of carrying value associated with contract termination was $5.3 million and $10.6 million for the three and six months ended September 30, 2026, respectively, and $6.2 million and $12.7 million for the three and six months ended September 30, 2025, respectively.

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

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (ASC 835-20). With respect to the construction of satellites, gateway and networking equipment and other assets under construction, the Company capitalized $43.1 million and $105.5 million of interest expense for the three and six months ended September 30, 2026, respectively, and $60.4 million and $115.6 million for the three and six months ended September 30, 2025, respectively.

As of September 30, 2026, the Company's complementary fleet of 24 in service or operational satellites spanned the Ka-, L- and S- bands, with 14 Ka-band satellites, eight high-availability L-band satellites (three of which are contingency L-band satellites that are operational but not currently in commercial service), an S-band satellite that supports the European Aviation Network to provide IFC services to commercial airlines in Europe, and an Inmarsat-6 class hybrid Ka-/L-band satellite. In September 2026, the second ViaSat-3 class satellite, ViaSat-3 F2, completed in-orbit testing and was integrated into the Company's existing satellite fleet covering the Americas. In August 2026, the third ViaSat-3 class satellite, ViaSat-3 F3, entered service covering the Asia-Pacific region. As of September 30, 2026, the Company had seven additional geostationary earth orbit (GEO) satellites under construction: three adaptive Ka-band GEO satellites (GX7, GX8 and GX9) and four Inmarsat-8 L-band GEO safety service satellites. In addition to the Company's satellite fleet, the Company has purchased capacity on and has access to additional regional partner satellites. In addition, the Company owns related earth stations and networking equipment for all of its satellites. The Company procures CPE units leased to customers in order to connect to the Company's satellite network as part of the Company’s communication services segment, which are reflected in investing activities and property, equipment and satellites, net in the accompanying condensed consolidated financial statements. The Company depreciates the satellites, earth stations and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites, net, as of September 30, 2026 were $508.3 million and $340.4 million, respectively. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites, net, as of March 31, 2026 were $522.9 million and $349.4 million, respectively.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Occasionally, the Company may enter into finance lease arrangements for various machinery, equipment, computer-related equipment, software, furniture, fixtures, or satellites. The Company records amortization of assets leased under finance lease arrangements (upon lease commencement) within depreciation expense. The Company’s finance leases consist primarily of satellite lifetime Ka-band capacity leases and primarily have remaining terms of 13 years. The Company reports assets obtained under finance leases in property, equipment and satellites, net and the current and non-current portions of its finance lease liabilities in current portion of long-term debt and other long-term debt, respectively, in the condensed consolidated balance sheets (see Note 1 — Basis of Presentation – Leases for more information).

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

The Company has entered into several cloud computing arrangements that are hosted services contracts mainly as part of projects related to the continuous transformation of technology, integration and implementation of an ERP system. As of September 30, 2026 and March 31, 2026, gross capitalized implementation costs incurred in cloud computing arrangements were $116.7 million and $112.2 million, respectively. As of September 30, 2026 and March 31, 2026, the related accumulated amortization was $34.8 million and $29.0 million, respectively. The Company recognized amortization of capitalized implementation costs of $3.3 million and $5.8 million for the three and six months ended September 30, 2026, respectively, and $2.6 million and $5.1 million for the three and six months ended September 30, 2025, respectively.

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

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs related to patents, orbital slots and other licenses of $147.4 million and $144.5 million were included in other assets as of September 30, 2026 and March 31, 2026, respectively. Accumulated amortization related to these assets was $33.9 million and $24.3 million as of September 30, 2026 and March 31, 2026, respectively. Amortization expense related to these assets was $6.1 million and $9.6 million for the three and six months ended September 30, 2026, respectively, and was $3.5 million and $6.8 million for the three and six months ended September 30, 2025, respectively. If a patent, orbital slot or other license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During the three and six months ended September 30, 2026 and 2025, the Company did not write off any significant costs due to abandonment or impairment.

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense using the effective interest rate method, or, when the results are not materially different, on a straight-line basis over the expected term of the related debt. The Company capitalized zero debt issuance costs during each of the six months ended September 30, 2026 and 2025. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in (loss) gain on extinguishment of debt, net in the condensed consolidated statements of operations and comprehensive income (loss). If the terms of a financing obligation are amended and accounted for as a debt modification by the Company, fees incurred directly with the lending institution are capitalized and amortized over the remaining contractual term using the effective interest method. Fees incurred with other parties are expensed as incurred. Debt issuance costs related to the Company’s revolving credit facilities (collectively, the Revolving Credit Facilities) are recorded in other long-term assets in the condensed consolidated balance sheets in accordance with the authoritative guidance for imputation of interest (ASC 835-30). Debt issuance costs related to the Company’s senior secured and senior unsecured notes (collectively, the Notes) and senior secured term loan credit facilities (together with the Revolving Credit Facilities, the Credit Facilities) are recorded as a direct deduction from the carrying amount of the related debt, consistent with debt discounts, in accordance with ASC 835-30.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Software development

Costs of developing software for sale are charged to independent research and development (IR&D) expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. As of September 30, 2026 and March 31, 2026, the Company had $903.9 million and $871.1 million, respectively, of capitalized costs related to software developed for resale. Accumulated amortization related to these assets was $576.1 million and $554.2 million as of September 30, 2026 and March 31, 2026, respectively. The Company capitalized $21.4 million and $41.6 million of costs related to software developed for resale for the three and six months ended September 30, 2026, respectively, and $22.6 million and $46.1 million for the three and six months ended September 30, 2025, respectively. Amortization expense for capitalized software development costs was $14.4 million and $26.2 million for the three and six months ended September 30, 2026, respectively, and $4.9 million and $19.8 million for the three and six months ended September 30, 2025, respectively.

Self-insurance and post-retirement medical benefit liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company recorded self-insurance liability for its plans of $5.6 million as of each of September 30, 2026 and March 31, 2026. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued and other liabilities in the condensed consolidated balance sheets in accordance with the estimated timing of the projected payments.

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

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At September 30, 2026 and March 31, 2026, no such amounts were accrued related to the aforementioned provisions.

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

Common stock held in treasury

As of September 30, 2026 and March 31, 2026, the Company had zero shares of common stock held in treasury.

During the three months ended September 30, 2026 and 2025, the Company issued 1,786,458 shares and 226,081 shares of common stock, respectively, and during the six months ended September 30, 2026 and 2025, the Company issued 2,869,387 shares and 1,578,052 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit (RSU) and performance-based RSU (PSU) agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these RSU and PSU agreements, during the three months ended September 30, 2026 and 2025, the Company repurchased 651,736 shares and 99,480 shares of common stock, respectively, at cost and with a total value of $52.3 million and $2.0 million, respectively. During the six months ended September 30, 2026 and 2025, the Company repurchased 1,079,257 shares and 602,644 shares of common stock, respectively, at cost and with a total value of $81.0 million and $6.6 million, respectively. Although shares withheld for employee withholding taxes are technically not issued, they are treated as common stock repurchases for accounting purposes (with such shares deemed to be repurchased and then immediately retired), as they reduce the number of shares that otherwise would have been issued upon vesting of the RSUs and PSUs. These retired shares remain as authorized stock and are considered to be unissued. The retirement of treasury stock had no impact on the Company’s total consolidated stockholders’ equity.

Stock-based compensation

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award. Expense for RSUs and stock options is recognized on a straight-line basis over the employee’s requisite service period. Expense for market-based performance stock options (PSOs) that vest is recognized regardless of the actual outcome achieved and is recognized on a graded-vesting basis. Expense for PSUs with a market condition (such as a stock price milestone) (market condition PSUs) that vest is recognized regardless of the actual outcome achieved and is recognized on a graded-vesting basis. Expense for PSUs with a performance condition (such as an operational milestone) (performance condition PSUs) that vest is recorded each period based on a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period and is recognized on a graded-vesting basis. The Company accounts for forfeitures as they occur. The Company recognized $34.2 million and $58.4 million of stock-based compensation expense for the three and six months ended September 30, 2026, respectively. The Company recognized $20.1 million and $34.8 million of stock-based compensation expense for the three and six months ended September 30, 2025, respectively. The Company recognizes excess tax benefits or deficiencies on vesting or settlement of awards as discrete items within income tax benefit or provision within net income (loss) and the related cash flows are classified within operating activities. The Company also has an insignificant amount of long-term cash awards, or liability awards, which are remeasured at fair value each reporting period until the awards are settled.

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

Recent accounting pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates ("ASUs") issued by the Financial Accounting Standards Board (FASB). Recently issued ASUs not listed below either were assessed and determined to be not applicable or are currently expected to have no impact on the consolidated financial statements of the Company.

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

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. This ASU expands the scope exception in Topic 815 and clarifies the guidance on share-based noncash consideration from a customer in Topic 606. The new standard will become effective for the Company's interim and annual disclosures beginning in fiscal year 2028. Early adoption is permitted and the new guidance should be applied either on a prospective or a modified retrospective basis. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2 — Composition of Certain Balance Sheet Captions

	As of September 30, 2026	As of March 31, 2026
	(In thousands)
Accounts receivable, net:
Billed	$536,031	$539,758
Unbilled	209,554	227,840
Allowance for doubtful accounts	(10,175)	(14,168)
	$735,410	$753,430
Inventories:
Raw materials	$127,465	$108,697
Work in process	30,653	25,054
Finished goods	150,666	147,469
	$308,784	$281,220
Prepaid expenses and other current assets:
Prepaid expenses	$172,572	$179,081
Other	162,023	163,441
	$334,595	$342,522
Property, equipment and satellites, net:
Equipment and software (estimated useful life of 3-10 years)	$4,672,152	$4,298,300
CPE leased equipment (estimated useful life of 3-7 years)	508,254	522,882
Furniture and fixtures (estimated useful life of 7-10 years)	46,279	54,185
Leasehold improvements (estimated useful life of 2-20 years)	330,316	325,087
Buildings (estimated useful life of 20-38 years)	15,062	15,062
Land	11,251	11,251
Construction in progress	502,985	662,841
Satellites (estimated useful life of 7-17 years)	5,371,396	3,410,741
Satellite Ka-band capacity obtained under finance leases (estimated useful life of 7-15 years)	339,428	339,428
Satellites under construction	642,625	2,644,050
	12,439,748	12,283,827
Less: accumulated depreciation and amortization	(5,261,396)	(5,011,190)
	$7,178,352	$7,272,637
Acquired intangible assets, net:
Contracts and customer relationships (weighted average useful life of 11 years)	$1,432,748	$1,432,934
Orbital slots and spectrum assets (weighted average useful life of 12 years)	1,088,600	1,088,600
Technology (weighted average useful life of 7 years)	223,735	223,954
Trade names (weighted average useful life of 8 years)	114,560	114,570
Other (weighted average useful life of 9 years)	18,404	18,995
	2,878,047	2,879,053
Less: accumulated amortization	(1,011,151)	(881,617)
	$1,866,896	$1,997,436
Other assets:
Deferred income taxes	$68,350	$68,699
Capitalized software costs, net	327,847	316,947
Patents, orbital slots and other licenses, net	113,462	120,194
Other	283,723	273,669
	$793,382	$779,509
Accrued and other liabilities:
Collections in excess of revenues and deferred revenues	$356,536	$292,592
Accrued employee compensation	108,885	207,741
Operating lease liabilities	62,716	60,879
Interest payable	53,106	34,064
Other	380,433	355,916
	$961,676	$951,192
Other liabilities:
Deferred revenues, long-term portion	$1,102,228	$1,064,261
Deferred income taxes	977,500	1,016,850
Other	250,333	298,190
	$2,330,061	$2,379,301

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

The following tables present the Company's hierarchy for its assets measured at fair value on a recurring basis as of September 30, 2026 and March 31, 2026. The Company had no liabilities measured at fair value on a recurring basis as of both September 30, 2026 and March 31, 2026.

	Fair Value as of September 30, 2026	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$1,064,475	$1,064,475	$—	$—
Total assets measured at fair value on a recurring basis	$1,064,475	$1,064,475	$—	$—

	Fair Value as of March 31, 2026	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$748,495	$748,495	$—	$—
Total assets measured at fair value on a recurring basis	$748,495	$748,495	$—	$—

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Cash equivalents — The Company’s cash equivalents consist of money market funds, with a significant portion held in U.S. government-backed securities and treasuries.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Long-term debt — As of September 30, 2026, the Company’s long-term debt (including current portion) was comprised of (1) $600.0 million in aggregate principal amount of Viasat's 5.625% Senior Secured Notes due 2027 (the 2027 Notes), $400.0 million in aggregate principal amount of Viasat's 6.500% Senior Notes due 2028 (the 2028 Notes), $1.975 billion in aggregate principal amount of Inmarsat's 9.000% Senior Secured Notes due 2029 (the Inmarsat 2029 Notes), and $733.4 million in aggregate principal amount of Viasat’s 7.500% Senior Notes due 2031 (the 2031 Notes), (2) borrowings under Viasat’s $700.0 million senior secured term loan facility (the 2022 Term Loan Facility), borrowings under Viasat’s $616.7 million senior secured term loan facility (the 2023 Term Loan Facility), borrowings under the Inmarsat Term Loan Facility and borrowings under Viasat’s direct loan facility (the Ex-Im Credit Facility) with the Export-Import Bank of the United States, and (3) finance lease obligations reported at the present value of future minimum lease payments with current accrued interest. Long-term debt related to the Revolving Credit Facilities is reported at the outstanding principal amount of borrowings, while long-term debt related to the Company's other Credit Facilities and the Notes is reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s long-term debt related to the Company's variable rate Credit Facilities approximates its carrying amount due to its variable interest rate, which approximates a market interest rate. As of September 30, 2026 and March 31, 2026, the estimated fair value of the Company's long-term debt related to the Ex-Im Credit Facility was Level 2 and was $170.1 million and $186.2 million, respectively. As of September 30, 2026 and March 31, 2026, the estimated fair value of the Company’s outstanding long-term debt related to each series of Notes was Level 2 and was $597.8 million at the end of both periods for the 2027 Notes, $397.7 million and $395.0 million, respectively, for the 2028 Notes, $2.06 billion and $2.07 billion, respectively, for the Inmarsat 2029 Notes, and $719.2 million and $724.9 million, respectively, for the 2031 Notes.

Satellite performance incentive obligations — The Company’s contracts with satellite manufacturers require the Company to make monthly in-orbit satellite performance incentive payments with respect to certain satellites in commercial service, including interest, through fiscal year 2032, subject to the continued satisfactory performance of the applicable satellites. The Company records the net present value of these expected future payments as a liability and as a component of the cost of the satellites. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentive obligations on a recurring basis. The fair value of the Company’s outstanding satellite performance incentive obligations is estimated to approximate their carrying value based on current rates (Level 2). As of September 30, 2026 and March 31, 2026, the Company’s estimated satellite performance incentive obligations relating to certain satellites in commercial service, including accrued interest, were $8.0 million and $6.1 million, respectively.

Note 4 — Shares Used In Computing Diluted Net Income (Loss) Per Share

The weighted average number of shares used to calculate basic and diluted net loss per share attributable to Viasat, Inc. common stockholders was the same for the three and six months ended September 30, 2026 and 2025, as the Company incurred a net loss attributable to Viasat, Inc. common stockholders for such periods and inclusion of potentially dilutive weighted average shares of common stock would be antidilutive.

Potentially dilutive weighted average shares excluded from the calculation for the three months ended September 30, 2026 and 2025 consisted of 51,538 shares and 135,955 shares, respectively, related to stock options, 2,455,465 shares and 268,885 shares, respectively, related to PSOs and market condition PSUs, 4,931,944 shares and 4,115,919 shares, respectively, related to RSUs, 84,152 shares and 127,919 shares, respectively, related to performance condition PSUs, and 236,781 shares and 665,602 shares, respectively, related to certain terms of the Viasat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan.

Potentially dilutive weighted average shares excluded from the calculation for the six months ended September 30, 2026 and 2025 consisted of 54,369 shares and 163,271 shares, respectively, related to stock options, 2,414,304 shares and 243,507 shares, respectively, related to PSOs and market condition PSUs, 5,330,862 shares and 3,678,524 shares, respectively, related to RSUs, 112,689 shares and 149,544 shares, respectively, related to performance condition PSUs, and 331,938 shares and 1,661,895 shares, respectively, related to certain terms of the Viasat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 5 — Goodwill and Acquired Intangible Assets

During each of the six months ended September 30, 2026 and 2025, the Company’s goodwill remained relatively flat year-over-year.

Goodwill by segments as of September 30, 2026 and March 31, 2026 was as follows:

	As of September 30, 2026	As of March 31, 2026
	(In thousands)
Communication services	$1,584,077	$1,584,603
Defense and advanced technologies	40,324	40,410
Total	$1,624,401	$1,625,013

Acquired intangible assets are amortized using the straight-line method over their estimated useful lives of two to 12 years (which approximates the economic pattern of benefit). Amortization expense related to acquired intangible assets was $65.0 million and $65.1 million for the three months ended September 30, 2026 and 2025, respectively, and $130.0 million and $130.8 million for the six months ended September 30, 2026 and 2025, respectively.

Note 6 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of September 30, 2026 and March 31, 2026:

	As of September 30, 2026	As of March 31, 2026
	(In thousands)
2022 Term Loan Facility	$670,250	$673,750
2023 Term Loan Facility	598,199	601,283
Inmarsat Term Loan Facility	1,267,500	1,274,000
Ex-Im Credit Facility	176,935	188,730
Inmarsat Revolving Credit Facility	—	—
Viasat Revolving Credit Facility	—	—
2027 Notes	600,000	600,000
2028 Notes	400,000	400,000
Inmarsat 2029 Notes	1,975,000	1,975,000
2031 Notes	733,400	733,400
Finance lease obligations (see Note 1)	138,442	138,952
Total debt	6,559,726	6,585,115
Unamortized discount, debt issuance costs and fair value adjustments made in purchase accounting	(119,647)	(136,510)
Less: current portion of long-term debt	659,078	57,753
Total long-term debt	$5,781,001	$6,390,852

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2022 Term Loan Facility

In March 2022, the Company entered into the $700.0 million 2022 Term Loan Facility, which was fully drawn at closing and matures on March 4, 2029. At September 30, 2026, the Company had $670.3 million in principal amount of outstanding borrowings under the 2022 Term Loan Facility.

Borrowings under the 2022 Term Loan Facility are required to be repaid in quarterly installments of $1.75 million each, which commenced on September 30, 2022, followed by a final installment of $654.5 million at maturity. Borrowings under the 2022 Term Loan Facility bear interest, at the Company’s option, at either (1) a base rate equal to the greater of the administrative agent’s prime rate as announced from time to time, the federal funds effective rate plus 0.50%, and the forward-looking term SOFR rate administered by CME for a one-month interest period plus 1.00%, subject to a floor of 1.50% for the initial term loans, plus an applicable margin of 3.50%, or (2) the forward-looking term SOFR rate administered by CME for the applicable interest period, subject to a floor of 0.50% for the initial term loans, plus an applicable margin of 4.50%. As of September 30, 2026, the effective interest rate on the Company’s outstanding borrowings under the 2022 Term Loan Facility was 9.11%. The 2022 Term Loan Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the 2022 Term Loan Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of September 30, 2026, none of the Company’s subsidiaries guaranteed the 2022 Term Loan Facility.

The 2022 Term Loan Facility contains covenants that restrict, among other things, the ability of the Company and its restricted subsidiaries to incur additional debt, grant liens, sell assets, make investments, pay dividends and make certain other restricted payments. The Company was in compliance with its covenants under the 2022 Term Loan Facility as of September 30, 2026.

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

2023 Term Loan Facility

In connection with the closing of the Inmarsat Acquisition in May 2023, the Company entered into the $616.7 million 2023 Term Loan Facility, which was fully drawn at closing and matures on May 30, 2030. At September 30, 2026, the Company had $598.2 million in principal amount of outstanding borrowings under the 2023 Term Loan Facility.

Borrowings under the 2023 Term Loan Facility are required to be repaid in quarterly installments of $1.5 million each, which commenced on December 31, 2023, followed by a final installment of $576.6 million at maturity. Borrowings under the 2023 Term Loan Facility bear interest, at the Company's option, at either (1) a base rate equal to the greater of the administrative agent’s prime rate as announced from time to time, the federal funds effective rate plus 0.50%, and the forward-looking term SOFR rate administered by CME for a one-month interest period plus 1.00%, subject to a floor of 1.50% for the initial term loans, plus an applicable margin of 3.50%, or (2) the forward-looking term SOFR rate administered by CME for the applicable interest period, subject to a floor of 0.50% for the initial term loans, plus an applicable margin of 4.50%, plus a credit spread adjustment ranging from 0.11% to 0.43%. As of September 30, 2026, the effective interest rate on the Company’s outstanding borrowings under the 2023 Term Loan Facility was 9.61%. The 2023 Term Loan Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the 2023 Term Loan Facility) and secured by substantially all of the Company’s assets and any such subsidiaries' assets. As of September 30, 2026, none of the Company’s subsidiaries guaranteed the 2023 Term Loan Facility.

The 2023 Term Loan Facility contains covenants that restrict, among other things, the ability of the Company and its restricted subsidiaries to incur additional debt, grant liens, sell assets, make investments, pay dividends and make certain other restricted payments. The Company was in compliance with its covenants under the 2023 Term Loan Facility as of September 30, 2026.

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

The maturity date for the Inmarsat Term Loan Facility is September 28, 2029 and for the Inmarsat Revolving Credit Facility is March 28, 2027. As of September 30, 2026, Inmarsat had $1.3 billion in principal amount of outstanding borrowings under the Inmarsat Term Loan Facility, the Inmarsat Revolving Credit Facility was undrawn and there were no amounts outstanding under standby letters of credit, leaving borrowing availability under the Inmarsat Revolving Credit Facility of $550.0 million.

Borrowings under the Inmarsat Term Loan Facility are required to be repaid in quarterly installments of $3.25 million each, which commenced in June 2024, followed by a final installment of $1.23 billion at maturity.

Borrowings under the Inmarsat Secured Credit Facilities: (1) in the case of borrowings denominated in U.S. Dollars, bear interest, at Inmarsat's option, at either (i) the highest of (x) the federal funds rate plus 0.50%, (y) the forward-looking one-month term SOFR rate plus 1.00% or (z) the administrative agent's prime rate as announced from time to time, or (ii) the forward-looking term SOFR rate for the applicable interest period (subject to, in the case of the Inmarsat Term Loan Facility, a floor of 0.50% per annum and, in the case of the Inmarsat Revolving Credit Facility, a floor of 0.00% per annum), and (2) in the case of borrowings denominated in available currencies other than U.S. Dollars, bear interest based upon the applicable benchmark for such currencies (as described in the Inmarsat Secured Credit Facilities) plus, in all cases, an applicable margin. The applicable margin for the Inmarsat Term Loan Facility is 3.50% per annum for base rate loans and 4.50% per annum for SOFR loans. The applicable margin for borrowings under the Inmarsat Revolving Credit Facility is based on Inmarsat’s total net leverage ratio and ranges between 1.50% and 2.25% per annum for base rate loans and 2.50% and 3.25% per annum for SOFR loans. As of September 30, 2026, the effective interest rate on the Company's outstanding borrowings under the Inmarsat Term Loan Facility was 9.40%. The Inmarsat Secured Credit Facilities are required to be guaranteed by certain material Inmarsat subsidiaries and secured by substantially all of the assets of the Inmarsat borrowers and subsidiary guarantors.

The Inmarsat Secured Credit Facilities contain covenants that restrict, among other things, Inmarsat’s ability to incur additional debt, grant liens, sell assets, make investments and acquisitions, pay dividends and make certain other restricted payments. In addition, covenants regarding Inmarsat’s total net leverage ratio and interest coverage ratio apply to the Inmarsat Revolving Credit Facility. The borrowers under the Inmarsat Secured Credit Facilities were in compliance with the covenants under the Inmarsat Secured Credit Facilities as of September 30, 2026.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Ex-Im Credit Facility

The Ex-Im Credit Facility provided a $188.7 million senior secured direct loan facility, which was fully drawn. Of the $188.7 million in principal amount of borrowings made under the Ex-Im Credit Facility, $175.8 million was used to finance up to 85% of the costs of launch and insurance of the ViaSat-3 F1 satellite and related goods and services, with the remainder used to finance the total exposure fees incurred under the Ex-Im Credit Facility of $12.9 million. As of September 30, 2026, the Company had $176.9 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility.

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

The Ex-Im Credit Facility contains covenants regarding Viasat’s maximum total leverage ratio and minimum interest coverage ratio. In addition, the Ex-Im Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company was in compliance with its covenants under the Ex-Im Credit Facility as of September 30, 2026.

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

Viasat Revolving Credit Facility

As of September 30, 2026, Viasat's revolving credit facility (the Viasat Revolving Credit Facility) provided a $647.5 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of the earliest of (A) August 24, 2028 and (B) the springing maturity date (as defined in the Viasat Revolving Credit Agreement, which is effectively 91 days prior to the maturity date of certain material debt for borrowed money of Viasat and its subsidiaries to the extent certain conditions have not been satisfied as of such date). As of September 30, 2026, the Viasat Revolving Credit Facility was undrawn and there was $49.1 million outstanding under standby letters of credit, leaving borrowing availability under the Viasat Revolving Credit Facility of $598.4 million.

Borrowings under the Viasat Revolving Credit Facility bear interest, at the Company’s option, at either (1) the highest of the federal funds rate plus 0.50%, forward-looking term SOFR (as defined in the definitive credit agreement governing the Viasat Revolving Credit Facility) for an interest period of one month plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) forward-looking term SOFR (not to be less than 0.00% per annum), plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. The Viasat Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Viasat Revolving Credit Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of September 30, 2026, none of the Company’s subsidiaries guaranteed the Viasat Revolving Credit Facility.

The Viasat Revolving Credit Facility contains covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Viasat Revolving Credit Facility contains covenants that restrict, among other things, the Company’s ability to incur additional debt, grant liens, sell assets, make investments and acquisitions, make capital expenditures, pay dividends and make certain other restricted payments. The Company was in compliance with its covenants under the Viasat Revolving Credit Facility as of September 30, 2026.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Senior Notes

Senior Notes due 2025; Discharge of Indenture and Gain (Loss) on Extinguishment of Debt

In September 2017, the Company issued $700.0 million in principal amount of Viasat's 5.625% Senior Notes due 2025 (2025 Notes) in a private placement to institutional buyers. During fiscal year 2025, the Company repurchased $257.5 million in aggregate principal amount of 2025 Notes in open market transactions, and during the first quarter of fiscal year 2026, the Company redeemed all of the remaining $442.6 million in principal amount of 2025 Notes at a redemption price of 100% of the principal amount so redeemed plus accrued and unpaid interest thereon to the redemption date, and the indenture governing the 2025 Notes was satisfied and discharged in accordance with its terms. As a result, the Company recorded an insignificant amount of loss in (loss) gain on extinguishment of debt, net in the condensed consolidated statement of operations and comprehensive income (loss) during the six months ended September 30, 2025.

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

The 2027 Notes are required to be guaranteed on a senior secured basis by each of the Company’s existing and future subsidiaries that guarantees the Viasat Revolving Credit Facility. As of September 30, 2026, none of the Company’s subsidiaries guaranteed the 2027 Notes. The 2027 Notes are secured, equally and ratably with the 2022 Term Loan Facility, the 2023 Term Loan Facility, the Viasat Revolving Credit Facility and any future parity lien debt, by liens on substantially all of the Company’s and such subsidiaries' assets.

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

The 2028 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Viasat Revolving Credit Facility. As of September 30, 2026, none of the Company’s subsidiaries guaranteed the 2028 Notes. The 2028 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2028 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2028 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

The 2031 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Viasat Revolving Credit Facility. As of September 30, 2026, none of the Company’s subsidiaries guaranteed the 2031 Notes. The 2031 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2031 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities and the 2027 Notes (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2031 Notes, and are senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The Company recognized revenue from related-party transactions in the amounts of $7.0 million and $15.5 million for the three months ended September 30, 2026 and 2025, respectively, and $14.2 million and $32.4 million for the six months ended September 30, 2026 and 2025, respectively. The Company received cash of $7.3 million and $17.1 million from related-party transactions for the three months ended September 30, 2026 and 2025, respectively, and $14.4 million and $32.4 million for the six months ended September 30, 2026 and 2025, respectively. Accounts receivable from related-party transactions as of September 30, 2026 and March 31, 2026 was $2.3 million and $2.5 million, respectively.

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

The Company has contracts with various U.S. Government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. Government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. Government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. Government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. As of September 30, 2026, the DCMA had approved the Company’s incurred costs through fiscal year 2023. The DCAA is currently auditing the Company's fiscal year 2025 recurring incurred cost submission. The Company's cost accounting practices are examined for compliance with the applicable CAS. Although the Company has recorded contract revenues subsequent to fiscal year 2023 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. The Company had $13.1 million and $15.1 million as of September 30, 2026 and March 31, 2026, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. Government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on the status of the related contracts.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

In September 2023, the Company settled certain pending litigation. Under the terms of the settlement and licensing agreement, the Company receives certain payments, which may vary based on sales of licensed products. In the first quarter of fiscal years 2027 and 2026, the Company received payments of approximately $12.3 million and $30.8 million, respectively, which were recognized as product revenues in the Company’s defense and advanced technologies segment for the six months ended September 30, 2026 and 2025, respectively. The Company may from time to time receive additional licensing and royalty payments under the settlement and licensing agreement.

Note 9 — Income Taxes

For the three and six months ended September 30, 2026, the Company recorded income tax provisions of $40.8 million and $63.9 million, respectively, resulting in effective tax rates of negative 51% and negative 64%, respectively. The effective tax rates for such periods differed from the U.S. statutory rate primarily due to a U.S. valuation allowance, foreign tax rate differences and foreign tax audit adjustments (totaling approximately $29.0 million and $44.1 million, respectively, for the three and six months ended September 30, 2026).

For the three and six months ended September 30, 2025, the Company recorded income tax provisions of $10.9 million and $17.5 million, respectively, resulting in effective tax rates of negative 24% and negative 19%, respectively. The effective tax rates for these periods differed from the U.S. statutory rate primarily due to a U.S. valuation allowance and foreign tax rate differences.

The Company's total valuation allowance increased from $435.0 million at March 31, 2026 to $510.0 million at September 30, 2026, relating to carryforwards of federal, state and foreign net operating losses, federal and state research and development tax credits, and foreign tax credits.

For the three and six months ended September 30, 2026, the Company’s gross unrecognized tax benefits increased by $22.9 million and $26.6 million, respectively, and interest and penalties increased by $20.8 million and $32.6 million, respectively. Of the total $253.8 million gross unrecognized tax benefits at September 30, 2026, $18.3 million would reduce the Company's annual effective tax rate if recognized based on the Company's valuation allowance position at September 30, 2026.

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

The Company’s defense and advanced technologies segment develops and offers a diverse array of resilient, vertically integrated solutions to government and commercial customers, leveraging the Company’s technical competencies in encryption, cybersecurity, tactical gateways, modems and waveforms. The more regulated government environment for defense, encryption and other products is subject to unique contractual requirements and possesses economic characteristics that differ from the communication services segment. The Company’s defense and advanced technologies segment revenues are primarily derived from products and services in the Company’s information security and cyber defense, space and mission systems, tactical networking, and advanced technologies and other business lines, which are provided to government and commercial customers.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Segment revenues, expenses and operating profits (losses) for the three and six months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended		Six Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(In thousands)
Revenues:
Communication services
Aviation services	$325,840	$300,732	$650,221	$593,624
Government satcom services	203,103	195,800	414,837	387,568
Maritime services	108,661	117,594	218,163	235,395
Fixed services and other services	120,532	155,691	247,957	330,428
Total services	758,136	769,817	1,531,178	1,547,015
Total products	56,390	66,838	108,431	117,011
Total communication services revenues	814,526	836,655	1,639,609	1,664,026
Defense and advanced technologies
Total services	62,459	51,693	121,855	100,865
Information security and cyber defense products	120,520	94,928	214,511	197,076
Space and mission systems products	81,310	78,231	148,170	166,204
Tactical networking products	96,982	74,193	189,552	142,472
Advanced technologies and other products	4,199	5,193	22,842	41,304
Total products	303,011	252,545	575,075	547,056
Total defense and advanced technologies revenues	365,470	304,238	696,930	647,921
Elimination of intersegment revenues	—	—	—	—
Total revenues	$1,179,996	$1,140,893	$2,336,539	$2,311,947
Expenses:
Communication services
Depreciation	$234,762	$240,219	$455,955	$486,968
Stock-based compensation expense	19,128	12,490	33,281	20,802
Other than acquired intangible assets amortization (1)	15,172	4,739	26,406	18,748
Acquisition and transaction related expenses	2,184	3,480	5,074	11,354
Other segment items (2)	519,741	504,342	1,032,925	1,013,893
Total communication services expenses (3)	790,987	765,270	1,553,641	1,551,765
Defense and advanced technologies
Depreciation	13,754	12,451	26,269	23,403
Stock-based compensation expense	15,040	7,632	25,078	14,027
Other than acquired intangible assets amortization (1)	6,684	6,650	11,965	11,543
Acquisition and transaction related expenses	949	1,600	2,115	3,451
Other segment items (2)	280,426	246,446	532,989	494,501
Total defense and advanced technologies expenses (3)	316,853	274,779	598,416	546,925
Total expenses	$1,107,840	$1,040,049	$2,152,057	$2,098,690
Operating profits (losses):
Communication services	$23,539	$71,385	$85,968	$112,261
Defense and advanced technologies	48,617	29,459	98,514	100,996
Elimination of intersegment operating profits (losses)	—	—	—	—
Segment operating profit (loss) before corporate	72,156	100,844	184,482	213,257
Corporate:
Amortization of acquired intangible assets	(65,007)	(65,069)	(130,025)	(130,810)
Interest income	15,362	12,525	30,753	26,815
Interest expense	(101,957)	(93,487)	(184,261)	(193,844)
(Loss) gain on extinguishment of debt, net	—	—	—	(288)
Other income (expense), net	92	—	(214)	(5,164)
Income (loss) before income taxes	$(79,354)	$(45,187)	$(99,265)	$(90,034)

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
(3)
For the three and six months ended September 30, 2026, IR&D expense and related activities, including allocable depreciation, stock-based compensation and other expenses were $33.6 million and $62.0 million, respectively, for the communication services segment, and $26.2 million and $43.2 million, respectively, for the defense and advanced technologies segment. For the three and six months ended September 30, 2025, IR&D expense and related activities, including allocable depreciation, stock-based compensation and other expenses were $21.7 million and $40.8 million, respectively, for the communication services segment, and $20.6 million and $35.6 million, respectively, for the defense and advanced technologies segment.

The CODM is not regularly provided assets on a segment basis, therefore, such information is not presented.

The Company distinguishes revenues from external customers by geographic area based on customer location. Revenues by geographic area for the three and six months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended		Six Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(In thousands)
U.S. customers	$799,153	$779,662	$1,587,576	$1,594,995
Non-U.S. customers (each country individually insignificant)	380,843	361,231	748,963	716,952
Total revenues	$1,179,996	$1,140,893	$2,336,539	$2,311,947

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements regarding projections of earnings, revenue, costs or other financial items; anticipated trends in our business or key markets; growth opportunities; the ability to successfully compete in our target markets and durability or strengthening of competitive advantages; the construction, completion, testing, launch, commencement of commercial service, expected performance and benefits of satellites and satellite payloads (including satellites planned or under construction) and the timing thereof; the expected capacity, coverage, service speeds and other features of our satellites, and the cost, economics and benefits associated therewith; anticipated subscriber growth; introduction and integration of multi-orbit capabilities; future economic conditions; the development, customer acceptance and anticipated performance of our technologies, products or services; plans, objectives and strategies for future operations; the expected formation of Equatys in collaboration with Space42, including anticipated contributions and the timing thereof; ability to drive capital efficiency and improved resource utilization; the number of additional aircraft or vessels anticipated to be put into service with our connectivity systems; expected revenue from the Ligado settlement; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ materially include: our ability to realize the anticipated benefits of any existing or future satellite; unexpected expenses related to our satellite projects; risks associated with the construction, launch and operation of satellites, including the effect of any anomaly, launch, operational or deployment failure or degradation in satellite performance; capacity constraints in our business in the lead-up to the launch of services on new satellites; increasing levels of competition in our target markets; our ability to successfully implement our business plan on our anticipated timeline or at all; our ability to successfully develop, introduce and sell new technologies, products and services; audits by the U.S. Government; changes in the global business environment and economic conditions (including U.S. Government shutdowns); delays in approving U.S. Government budgets and cuts in government defense expenditures; our reliance on U.S. Government contracts, and on a small number of contracts which account for a significant percentage of our revenues; reduced demand for products and services as a result of continued constraints on capital spending by customers; changes in relationships with, or the financial condition of, key customers or suppliers; our reliance on a limited number of third parties to manufacture and supply our products; introduction of new technologies and other factors affecting the communications and defense industries generally; the effect of adverse regulatory changes (including changes affecting spectrum availability or permitted uses) on our ability to sell or deploy our products and services; changes in the way others use spectrum; our inability to access additional spectrum, use spectrum for additional purposes, and/or operate satellites at additional orbital locations; competing uses of the same spectrum or orbital locations that we utilize or seek to utilize; the effect of changes to global tax laws; our level of indebtedness and ability to comply with applicable debt covenants; our involvement in litigation, including intellectual property claims and litigation to protect our proprietary technology; any disputes with Ligado regarding the terms of the Ligado settlement; our dependence on a limited number of key employees; and other factors identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 and under the heading “Risk Factors” in Part II, Item 1A of this report, elsewhere in this report and our other filings with the Securities and Exchange Commission (the SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

The following are the primary business lines in our communication services segment:

•
Aviation, which includes industry-leading in-flight connectivity (IFC) services, narrowband safety operational data services and other complementary services and applications for commercial aircraft, business jets and unmanned aircraft. As of September 30, 2026, we had our IFC systems installed and in service on approximately 4,590 commercial aircraft (of which approximately 100 were inactive at quarter end, mostly due to standard aircraft maintenance) and approximately 2,080 business jets with Ka-band communication services. We anticipate that approximately 660 additional commercial aircraft will be put into service with our IFC systems under existing customer agreements with commercial airlines. However, due to the nature of commercial airline contracts and other factors, such as increased competition and original equipment manufacturer (OEM) delays, there can be no assurance that anticipated IFC services will be activated on all such additional commercial aircraft.
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
•
Maritime, which includes high-quality, resilient satellite-based broadband and narrowband communications services around the globe to commercial shipping fleets, offshore service vessel operators and commercial fishing companies, as well as NexusWave, a fully managed multi-layer connectivity service for merchant shipping companies. As of September 30, 2026, we provided Ka-band communication services to approximately 12,600 vessels.
•
Fixed services and other, which includes high-speed, high-quality, reliable fixed broadband internet services to businesses and residential users (primarily in the United States as well as in various countries in Europe and Latin America), enterprise connectivity solutions, Internet-of-Things and other narrowband services (such as L-band managed services that enable real-time machine-to-machine position or high-value asset tracking), energy services, and prepaid internet services that provide innovative, affordable, satellite-based connectivity in communities that have little or no access to the internet. As of September 30, 2026, our U.S. fixed broadband business had approximately 100,000 subscribers with an average monthly revenue per user of $111.

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

In September 2026, we entered into a subscription agreement with Space42 to formally establish Equatys, a shared space and ground infrastructure platform for global direct-to-device and advanced mobile satellite service connectivity. Upon the formation of Equatys, Space42 and Viasat will each make an equity commitment to contribute $400.0 million to Equatys, which is expected to be increased by an additional $200.0 million from Space42 in connection with a potential future equity funding round with one or more third-party investors, which is expected to increase the total equity funding commitments of Viasat and Space42 to up to $1.0 billion in the aggregate. The closing of the transaction is subject to customary closing conditions, including regulatory approvals and the appointment of Viasat as the prime technology contractor. We currently anticipate that the closing will occur during the third quarter of fiscal year 2027.

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

Performance obligations related to developing and delivering complex equipment built to customer specifications under long-term contracts are recognized over time as these performance obligations do not create assets with an alternative use to us and we have an enforceable right to payment for performance to date. To measure the transfer of control, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for our contracts because that best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Estimating the total costs at completion of a performance obligation requires management to make estimates related to items such as subcontractor performance, material costs and availability, labor costs and productivity and the costs of overhead. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recognized in the period the loss is determined. A one percent variance in our future cost estimates on open fixed-price contracts as of September 30, 2026 would change our income (loss) before income taxes by an insignificant amount.

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

Satellites and other property and equipment, including internally developed software, are recorded at cost or in the case of certain satellites and other property acquired, the fair value at the date of acquisition, net of accumulated depreciation. Capitalized satellite costs consist primarily of the costs of satellite construction and launch, including launch insurance and insurance during the period of in-orbit testing, the net present value of performance incentive payments expected to be payable to the satellite manufacturers (dependent on the continued satisfactory performance of the satellites), costs directly associated with the monitoring and support of satellite construction, and interest costs incurred during the period of satellite construction. We also construct earth stations, network operations systems and other assets to support our satellites, and those construction costs, including interest, are capitalized as incurred. At the time satellites are placed in commercial service, we estimate the useful life of our satellites for depreciation purposes based upon an analysis of each satellite’s performance against the original manufacturer’s orbital design life, estimated fuel levels and related consumption rates, as well as historical satellite operating trends. We periodically review the remaining estimated useful life of our satellites to determine if revisions to the estimated useful lives are necessary.

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

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded for the three and six months ended September 30, 2026 and 2025.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenues:	100%	100%	100%	100%
Service revenues	70	72	71	71
Product revenues	30	28	29	29
Operating expenses:
Cost of service revenues	45	45	44	45
Cost of product revenues	23	21	22	21
Selling, general and administrative	21	21	21	22
Independent research and development	5	4	5	3
Amortization of acquired intangible assets	6	6	6	6
Income (loss) from operations	1	3	2	4
Interest (expense) income, net	(7)	(7)	(7)	(7)
Income (loss) before income taxes	(7)	(4)	(4)	(4)
(Provision for) benefit from income taxes	(3)	(1)	(3)	(1)
Net income (loss)	(10)	(5)	(7)	(4)
Net income (loss) attributable to Viasat, Inc.	(11)	(5)	(8)	(5)

Three Months Ended September 30, 2026 vs. Three Months Ended September 30, 2025

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2026	September 30, 2025	Increase (Decrease)	Increase (Decrease)
Service revenues	$820.6	$821.5	$(0.9)	—%
Product revenues	359.4	319.4	40.0	13%
Total revenues	$1,180.0	$1,140.9	$39.1	3%

Our total revenues increased by $39.1 million as a result of a $40.0 million increase in product revenues, partially offset by a $0.9 million decrease in service revenues. The increase in product revenues was driven by a $50.5 million increase in our defense and advanced technologies segment, partially offset by a $10.4 million decrease in our communication services segment. The decrease in service revenues was driven by a decrease of $11.7 million in our communication services segment, partially offset by an increase of $10.8 million in our defense and advanced technologies segment.

Cost of revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2026	September 30, 2025	Increase (Decrease)	Increase (Decrease)
Cost of service revenues	$526.2	$514.9	$11.3	2%
Cost of product revenues	274.9	241.1	33.7	14%
Total cost of revenues	$801.1	$756.0	$45.0	6%

Cost of revenues increased by $45.0 million due to increases of $33.7 million in cost of product revenues and $11.3 million in cost of service revenues. The increase in cost of product revenues correlated to product revenue growth in our defense and advanced technologies segment. The increase in cost of service revenues was primarily driven by a change in margins, mainly in our communication services segment.

Selling, general and administrative expenses

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2026	September 30, 2025	Increase (Decrease)	Increase (Decrease)
Selling, general and administrative	$247.0	$241.8	$5.2	2%

The $5.2 million increase in selling, general and administrative (SG&A) expenses was primarily driven by a $5.6 million increase in support costs, mainly in our communication services segment. SG&A expenses are comprised primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, acquisition and transaction related expenses, facilities, finance, contract administration and general management.

Independent research and development

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2026	September 30, 2025	Increase (Decrease)	Increase (Decrease)
Independent research and development	$59.8	$42.3	$17.5	41%

The $17.5 million increase in independent research and development (IR&D) expenses was primarily a result of increased IR&D efforts supporting multi-orbit initiatives in our communication services segment and IR&D efforts in space and mission systems in our defense and advanced technologies segment.

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to 12 years. Amortization of acquired intangible assets remained relatively flat year-over-year.

Interest income

Interest income remained relatively flat year-over-year.

Interest expense

The $8.5 million increase in interest expense for the three months ended September 30, 2026 compared to the prior year period was primarily a result of a decrease in capitalized interest, as we ceased capitalizing the interest expense relating to the debt incurred for the construction of ViaSat-3 F2 and F3 and the related gateway and networking equipment once the satellites entered commercial service, offset by our decreased level of indebtedness compared to the prior year period, as the aggregate principal amount of our total outstanding indebtedness was $6.6 billion as of September 30, 2026 compared to $6.7 billion as of September 30, 2025. See Note 6 — Senior Notes and Other Long-Term Debt to our condensed consolidated financial statements for further information.

Income taxes

For the three months ended September 30, 2026, we recorded an income tax provision of $40.8 million, resulting in an effective tax rate of negative 51%. The effective tax rate for the period differed from the U.S. statutory rate primarily due to a U.S. valuation allowance, foreign tax rate differences and foreign tax audit adjustments (totaling approximately $29.0 million).

For the three months ended September 30, 2025, we recorded an income tax provision of $10.9 million, resulting in an effective tax rate of negative 24%. The effective tax rate for the period differed from the U.S. statutory rate primarily due to a U.S. valuation allowance and foreign tax rate differences.

Segment Results for the Three Months Ended September 30, 2026 vs. Three Months Ended September 30, 2025

Communication services segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2026	September 30, 2025	Increase (Decrease)	Increase (Decrease)
Segment service revenues	$758.1	$769.8	$(11.7)	(2)%
Segment product revenues	56.4	66.8	(10.4)	(16)%
Total segment revenues	$814.5	$836.7	$(22.1)	(3)%

Our communication services segment revenues decreased by $22.1 million as a result of an $11.7 million decrease in segment service revenues and a $10.4 million decrease in segment product revenues. The decrease in segment service revenues was due to an expected decrease in revenues of $35.2 million from fixed services and other and an $8.9 million decrease in maritime, partially offset by a $25.1 million increase in aviation services and a $7.3 million increase in government satcom services. Through most of the quarter ended September 30, 2026, we continued to allocate a greater proportion of our bandwidth to our IFC business in preference to our U.S. fixed services business due to bandwidth constraints. Additionally, the IFC service revenues increase was driven primarily by the increase in the number of commercial aircraft receiving our in-flight services through our IFC systems, with our IFC systems installed and in service on approximately 4,590 commercial aircraft (of which approximately 100 were inactive at quarter end, mostly due to standard aircraft maintenance) as of September 30, 2026, compared to approximately 4,370 commercial aircraft (of which approximately 120 were inactive at quarter end, mostly due to standard aircraft maintenance) as of September 30, 2025.

Segment operating profit (loss)

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2026	September 30, 2025	Increase (Decrease)	Increase (Decrease)
Segment operating profit (loss)	$23.5	$71.4	$(47.8)	(67)%
Percentage of segment revenues	3%	9%

The decrease in our communication services segment operating profit was primarily due to lower earnings contributions of $31.4 million, reflecting segment revenue decline and lower margins. We also experienced an $11.9 million increase in IR&D efforts supporting multi-orbit initiatives and a $4.5 million increase in SG&A costs.

Defense and advanced technologies segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2026	September 30, 2025	Increase (Decrease)	Increase (Decrease)
Segment service revenues	$62.5	$51.7	$10.8	21%
Segment product revenues	303.0	252.5	50.5	20%
Total segment revenues	$365.5	$304.2	$61.2	20%

Our defense and advanced technologies segment revenues increased by $61.2 million due to increases of $50.5 million in segment product revenues and $10.8 million in segment service revenues. The increase in segment product revenues was primarily driven by a $22.8 million increase in tactical networking and a $25.6 million increase in information security and cyber defense. The increase in segment service revenues was primarily driven by an increase of $6.3 million in space and mission systems.

Segment operating profit (loss)

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2026	September 30, 2025	Increase (Decrease)	Increase (Decrease)
Segment operating profit (loss)	$48.6	$29.5	$19.2	65%
Percentage of segment revenues	13%	10%

The increase in our defense and advanced technologies segment operating profit was primarily attributable to higher earnings contributions of $25.5 million that correlated to our segment revenue growth, partially offset by an increase of $5.6 million in IR&D efforts mostly related to space and mission systems.

Six Months Ended September 30, 2026 vs. Six Months Ended September 30, 2025

Revenues

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2026	September 30, 2025	Increase (Decrease)	Increase (Decrease)
Service revenues	$1,653.0	$1,647.9	$5.2	—%
Product revenues	683.5	664.1	19.4	3%
Total revenues	$2,336.5	$2,311.9	$24.6	1%

Our total revenues increased by $24.6 million as a result of a $19.4 million increase in product revenues and a $5.2 million increase in service revenues. The increase in product revenues was driven by a $28.0 million increase in our defense and advanced technologies segment, partially offset by an $8.6 million decrease in our communication services segment. The increase in service revenues was driven by an increase of $21.0 million in our defense and advanced technologies segment, partially offset by a decrease of $15.8 million in our communication services segment.

Cost of revenues

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2026	September 30, 2025	Increase (Decrease)	Increase (Decrease)
Cost of service revenues	$1,039.3	$1,043.1	$(3.8)	—%
Cost of product revenues	505.4	474.5	30.9	7%
Total cost of revenues	$1,544.8	$1,517.6	$27.1	2%

Cost of revenues increased by $27.1 million due to an increase of $30.9 million in cost of product revenues, partially offset by a decrease of $3.8 million in cost of service revenues. The increase in cost of product revenues correlated to product revenue growth in our defense and advanced technologies segment and by a change in margins as product revenues in this segment included a higher percentage of intellectual property licensing and royalty-based revenues in the prior year period, which had relatively low costs of product revenues. The decrease in cost of service revenues was primarily driven by improved margins, mainly in our defense and advanced technologies segment.

Selling, general and administrative expenses

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2026	September 30, 2025	Increase (Decrease)	Increase (Decrease)
Selling, general and administrative	$502.0	$504.6	$(2.6)	(1)%

SG&A expenses remained relatively flat year-over-year.

Independent research and development

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2026	September 30, 2025	Increase (Decrease)	Increase (Decrease)
Independent research and development	$105.3	$76.5	$28.8	38%

The $28.8 million increase in IR&D expenses was primarily a result of increased IR&D efforts supporting multi-orbit initiatives in our communication services segment and IR&D efforts in space and mission systems in our defense and advanced technologies segment.

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to 12 years. Amortization of acquired intangible assets remained relatively flat year-over-year.

Interest income

The $3.9 million increase in interest income for the six months ended September 30, 2026 compared to the prior year period was primarily due to a higher average invested balance.

Interest expense

The $9.6 million decrease in interest expense for the six months ended September 30, 2026 compared to the prior year period was primarily due to our decreased level of indebtedness compared to the prior year period, partially offset by a decrease in capitalized interest as we ceased capitalizing the interest expense relating to the debt incurred for the construction of ViaSat-3 F2 and F3 and the related gateway and networking equipment once the satellites entered commercial service. The aggregate principal amount of our total outstanding indebtedness was $6.6 billion as of September 30, 2026 compared to $6.7 billion as of September 30, 2025. See Note 6 — Senior Notes and Other Long-Term Debt to our condensed consolidated financial statements for further information.

Income taxes

For the six months ended September 30, 2026, we recorded an income tax provision of $63.9 million, resulting in an effective tax rate of negative 64%. The effective tax rate for the period differed from the U.S. statutory rate primarily due to a U.S. valuation allowance, foreign tax rate differences and foreign tax audit adjustments (totaling approximately $44.1 million).

For the six months ended September 30, 2025, we recorded an income tax provision of $17.5 million, resulting in an effective tax rate of negative 19%. The effective tax rate for the period differed from the U.S. statutory rate primarily due to a U.S. valuation allowance and foreign tax rate differences.

Segment Results for the Six Months Ended September 30, 2026 vs. Six Months Ended September 30, 2025

Communication services segment

Revenues

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2026	September 30, 2025	Increase (Decrease)	Increase (Decrease)
Segment service revenues	$1,531.2	$1,547.0	$(15.8)	(1)%
Segment product revenues	108.4	117.0	(8.6)	(7)%
Total segment revenues	$1,639.6	$1,664.0	$(24.4)	(1)%

Our communication services segment revenues decreased by $24.4 million due to a $15.8 million decrease in segment service revenues and an $8.6 million decrease in segment product revenues. The decrease in segment service revenues was due to an expected decrease in revenues of $82.5 million from fixed services and other, as well as a $17.2 million decrease in maritime, partially offset by a $56.6 million increase in aviation services and a $27.3 million increase in government satcom services. We continued to allocate a greater proportion of our bandwidth to our IFC business in preference to our U.S. fixed services business due to bandwidth constraints. The increase in IFC service revenues was primarily driven by the increase in the number of commercial aircraft receiving our in-flight services through our IFC systems year-over-year, as described above.

Segment operating profit (loss)

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2026	September 30, 2025	Increase (Decrease)	Increase (Decrease)
Segment operating profit (loss)	$86.0	$112.3	$(26.3)	(23)%
Percentage of segment revenues	5%	7%

The decrease in our communication services segment operating profit was primarily due to lower earnings contributions of $11.7 million, reflecting our segment revenue decline, coupled with a $21.2 million increase in IR&D efforts supporting multi-orbit initiatives, partially offset by a $6.6 million decrease in SG&A costs.

Defense and advanced technologies segment

Revenues

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2026	September 30, 2025	Increase (Decrease)	Increase (Decrease)
Segment service revenues	$121.9	$100.9	$21.0	21%
Segment product revenues	575.1	547.1	28.0	5%
Total segment revenues	$696.9	$647.9	$49.0	8%

Our defense and advanced technologies segment revenues increased by $49.0 million due to increases of $28.0 million in segment product revenues and $21.0 million in segment service revenues. The increase in segment product revenues was driven by a $47.1 million increase in tactical networking and a $17.4 million increase in information security and cyber defense, partially offset by an $18.5 million decrease in advanced technologies and other and an $18.0 million decrease in space and mission systems. The increase in segment service revenues was primarily driven by an increase of $11.7 million in space and mission systems and a $5.5 million increase in tactical networking.

Segment operating profit (loss)

	Six Months Ended		Dollar	Percentage
(In millions, except percentages)	September 30, 2026	September 30, 2025	Increase (Decrease)	Increase (Decrease)
Segment operating profit (loss)	$98.5	$101.0	$(2.5)	(2)%
Percentage of segment revenues	14%	16%

Our defense and advanced technologies segment operating profit remained relatively flat year-over-year as increases of $7.6 million in IR&D costs mostly related to space and mission systems and $4.0 million in segment SG&A costs were partially offset by $9.2 million in higher earnings contributions.

Backlog

Our firm and funded backlog as of September 30, 2026 is reflected in the table below:

As of September 30, 2026
(In millions)
Firm backlog
Communication services	$2,718.4
Defense and advanced technologies	1,448.0
Total	$4,166.4
Funded backlog
Communication services	$2,684.3
Defense and advanced technologies	1,085.5
Total	$3,769.8

The firm backlog does not include contract options. As of September 30, 2026, approximately half of the firm backlog is expected to be delivered during the next 12 months, with the balance delivered thereafter. We include in our backlog only those orders for which we have accepted purchase orders, and not anticipated purchase orders and requests. In our communication services segment, our backlog includes fixed broadband service revenues under our subscriber agreements, but does not include future recurring IFC service revenues under our agreements with commercial airlines. As of September 30, 2026, our IFC systems were installed and in service on approximately 4,590 commercial aircraft (of which approximately 100 were inactive at quarter end, mostly due to standard aircraft maintenance). We anticipate that approximately 660 additional commercial aircraft will be put into service with our IFC systems under existing customer agreements with commercial airlines. Due to the nature of commercial airline contracts and other factors such as increased competition and OEM delays, there can be no assurance that all anticipated purchase orders and requests will be placed or that anticipated IFC services will be activated on all such additional commercial aircraft.

Our total new awards (which exclude future revenue under recurring consumer commitment arrangements) were approximately $1.1 billion and $2.4 billion for the three and six months ended September 30, 2026, respectively, compared to approximately $1.5 billion and $2.7 billion for the three and six months ended September 30, 2025, respectively.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing, export credit agency financing and equity financing. At September 30, 2026, we had $1.8 billion in cash and cash equivalents, $1.2 billion in working capital, no outstanding borrowings and borrowing availability of $598.4 million under our $647.5 million revolving credit facility (the Viasat Revolving Credit Facility), and no outstanding borrowings and borrowing availability of $550.0 million under Inmarsat's $550.0 million revolving line of credit (the Inmarsat Revolving Credit Facility, and together with the Viasat Revolving Credit Facility, the Revolving Credit Facilities). At March 31, 2026, we had $1.7 billion in cash and cash equivalents, $1.8 billion in working capital, no outstanding borrowings and borrowing availability of $598.2 million under the Viasat Revolving Credit Facility, and no outstanding borrowings and borrowing availability of $550.0 million under the Inmarsat Revolving Credit Facility. We invest our cash in excess of current operating requirements in short-term, highly liquid bank money market funds primarily investing in U.S. government-backed securities and treasuries.

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

Additionally, we will continue to evaluate other possible acquisitions of or investments in complementary businesses, products and technologies which may require the use of cash or additional financing.

In June 2025, Inmarsat agreed to a binding term sheet with Ligado Networks (Ligado) and AST & Science, LLC to settle Inmarsat's opposition to Ligado’s planned restructuring. Under the conditions set forth in the term sheet, we expected to receive $568 million from Ligado in fiscal year 2026, consisting of (i) a $420 million lump sum payment which we received in October 2025, (ii) a $100 million lump sum payment that was due in March 2026 that remains outstanding pending resolution of certain matters, and (iii) a resumption of quarterly payments of approximately $16 million, which started on September 30, 2025, with an annual escalator of 3% for the life of the contract (through 2107).

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

Cash flows

Cash provided by operating activities for the first six months of fiscal year 2027 was $545.5 million compared to $540.7 million in the prior year period. This $4.8 million increase was driven by a $61.7 million year-over-year decrease in cash used to fund net operating assets and liabilities, partially offset by operating results (net income (loss) adjusted for depreciation, amortization and other non-cash charges), which resulted in $56.9 million of lower cash provided by operating activities year-over-year. The decrease in cash used to fund net operating assets and liabilities year-over-year was primarily due to the timing of deferred revenue recognized under certain long-term contracts in space and mission systems. Cash paid for income taxes, net, during the first six months of fiscal years 2027 and 2026 were $47.4 million and $70.1 million, respectively. Cash paid for interest (net of amounts capitalized) during the first six months of fiscal years 2027 and 2026 were $153.4 million and $177.1 million, respectively.

Cash used in investing activities for the first six months of fiscal year 2027 was approximately $425.6 million compared to $389.6 million in the prior year period. This $36.0 million increase reflected an increase of $13.9 million in cash used for capital expenditures.

Cash used in financing activities for the first six months of fiscal year 2027 was approximately $104.3 million compared to $533.7 million in the prior year period. The $429.5 million decrease in cash used in financing activities year-over-year was primarily due to the redemption of the remaining $442.6 million in principal amount of Viasat's 5.625% Senior Notes due 2025 in the prior year period.

Satellite-related activities

As of September 30, 2026, our complementary fleet of 24 in service or operational satellites spanned the Ka-, L- and S- bands, with 14 Ka-band satellites, eight L-band satellites (three of which are contingency L-band satellites that are operational but not currently in commercial service), an S-band satellite that supports the European Aviation Network to provide IFC services to commercial airlines in Europe, and an Inmarsat-6 class hybrid Ka-/L-band satellite. In September 2026, the second ViaSat-3 class satellite, ViaSat-3 F2, completed in-orbit testing and was integrated into the Company's existing satellite fleet covering the Americas. In August 2026, the third ViaSat-3 class satellite, ViaSat-3 F3, entered service covering the Asia-Pacific region. As of September 30, 2026, we had seven additional GEO satellites under development: three adaptive Ka-band GEO satellites (GX7, GX8 and GX9) and four Inmarsat-8 L-band GEO safety service satellites. Our extensive satellite fleet enables us to provide a wide array of high-quality broadband and narrowband services with near global coverage (including strong oceanic coverage) with greater redundancy and resiliency.

We expect to continue to invest in IR&D as we continue our focus on leadership and innovation in satellite, space and network technologies, including for the development of any new generation satellite designs and next-generation network solutions. The level of our investment in a given fiscal year will depend on a variety of factors, including the stage of development of our satellite projects, new market opportunities and our overall operating performance. By leveraging our own satellite fleet and its unique advantages, existing national operator partnerships, plus coverage and capacity from leading third-party satellites and constellations, our services are designed to provide customers with the essential capacity density, market access, speed, bandwidth and responsiveness they need. Importantly, we have continued to innovate advanced multi-orbit resource management techniques to reduce costs and expand geographic coverage to better serve the unique needs of each mobility and defense customer. In forming key partnerships with multiple geostationary orbit and non-geostationary orbit operators, we are well-positioned to support delivery of Viasat’s next-generation services, achieve industry-leading resource utilization, and drive capital efficiency. In parallel, we are working to ensure equitable access to finite space resources and support regulatory certainty enabling multi-orbit solutions and related infrastructure to thrive in a shared and sustainable way.

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

In connection with the launch of any new satellite and the commencement of commercial service on the satellite, we expect to incur additional operating costs that negatively impact our financial results. For example, with ViaSat-3 F2 and F3 placed in commercial service in the second quarter of fiscal year 2027, we expect additional operating costs during the ramp-up period prior to service launch and in the fiscal year following service launch.

These increased operating costs include depreciation, amortization of capitalized software development, earth station connectivity, marketing and advertising costs, logistics, customer care and various support systems. In addition, interest expense will increase during the fiscal year of the satellites' launch as we ceased capitalizing the interest expense relating to the debt incurred for the construction of ViaSat-3 F2 and F3 and the related gateway and networking equipment once the satellites entered commercial service. As services using the new satellites scale, however, we anticipate that our revenue base for broadband services will expand and we will gain operating cost efficiencies, which together are expected to yield incremental segment earnings contributions. We anticipate that we will incur a similar cycle of increased operating costs and constrained bandwidth supply as we prepare for and launch commercial services on future satellites, followed by increases in revenue base and in scale. However, there can be no assurance that we will be successful in significantly increasing revenues or achieving or maintaining operating profit in our communication services segment, and any such gains may also be offset by investments in our global business. In addition, we may experience capacity constraints on our existing satellites in the lead-up to the commencement of commercial service on any new satellites, such as the capacity constraints we experienced during the fiscal years leading up to the entry into commercial service of the ViaSat-3 constellation.

Long-term debt

As of September 30, 2026, the aggregate principal amount of our total outstanding indebtedness was $6.6 billion, which was comprised of (1) $600.0 million in aggregate principal amount of Viasat's 5.625% Senior Secured Notes due 2027, $400.0 million in aggregate principal amount of Viasat's 6.500% Senior Notes due 2028, $1.975 billion in aggregate principal amount of Inmarsat's 9.000% Senior Secured Notes due 2029, and $733.4 million in aggregate principal amount of Viasat's 7.500% Senior Notes due 2031, (2) $670.3 million in principal amount of outstanding borrowings under Viasat's $700.0 million senior secured term loan facility (the 2022 Term Loan Facility), $598.2 million in principal amount of outstanding borrowings under Viasat's $616.7 million senior secured term loan facility (the 2023 Term Loan Facility), $1.3 billion in aggregate principal amount of outstanding borrowings under Inmarsat's senior secured term loan facility (the Inmarsat Term Loan Facility), no outstanding borrowings under the Revolving Credit Facilities, and $176.9 million in principal amount of outstanding borrowings under Viasat's direct loan facility with the Export-Import Bank of the United States (the Ex-Im Credit Facility), and (3) $138.4 million of finance lease obligations. For information regarding our outstanding indebtedness, refer to Note 6 — Senior Notes and Other Long-Term Debt to our condensed consolidated financial statements.

Capital Expenditures and IR&D Investments

For a discussion of our capital expenditures and IR&D investments, see Part II, Item 7, “Liquidity and Capital Resources — Capital Expenditures and IR&D Investments” in our Annual Report on Form 10-K for the year ended March 31, 2026.

Contractual Obligations

The following table sets forth a summary of certain material cash requirements for known contractual obligations and commitments at September 30, 2026:

(In thousands, including interest where applicable)	Next 12 months	Thereafter
Operating leases	$89,646	$538,792
Senior notes and other long-term debt (1)	1,197,352	7,085,011
Purchase commitments including satellite-related agreements	1,151,725	1,310,382
Total	$2,438,723	$8,934,185

(1)
To the extent that the interest rate on any long-term debt is variable, amounts reflected represent estimated interest payments on the applicable current outstanding balance based on the interest rate at September 30, 2026 until the applicable maturity date.

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

Our condensed consolidated balance sheets included $2.3 billion and $2.4 billion of “other liabilities” as of September 30, 2026 and March 31, 2026, respectively, which primarily consisted of deferred income taxes and the long-term portion of deferred revenues. These remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at September 30, 2026 as defined in Regulation S-K Item 303(b) other than as discussed under “Contractual Obligations” above or disclosed in the notes to our condensed consolidated financial statements included in this report or in our Annual Report on Form 10-K for the year ended March 31, 2026.

Recent Accounting Pronouncements

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

Our primary interest rate under our variable rate Credit Facilities is the forward-looking term SOFR rate plus an applicable margin. As of September 30, 2026, the effective interest rate on our outstanding borrowings under the 2022 Term Loan Facility was 9.11%, under the 2023 Term Loan Facility was 9.61%, and under the Inmarsat Term Loan Facility was 9.40%. As of September 30, 2026, the effective interest rate that would have been applied to any new SOFR-based borrowings under the Viasat Revolving Credit Facility was approximately 6.18%, and under the Inmarsat Revolving Credit Facility was approximately 6.66%. As of September 30, 2026, we had no outstanding borrowings under our Revolving Credit Facilities. Accordingly, assuming the outstanding balance under the 2022 Term Loan Facility, the 2023 Term Loan Facility and the Inmarsat Term Loan Facility remained constant over a year and we continued to have no outstanding borrowings under the Revolving Credit Facilities, a 10% increase in the interest rates would increase interest incurred, prior to effects of capitalized interest, by approximately $21.7 million over a 12-month period.

Foreign Exchange Risk

We generally conduct our business in U.S. dollars. However, as our international business is conducted in a variety of foreign currencies, we are exposed to fluctuations in foreign currency exchange rates. A five percent variance in foreign currencies in which our international business is conducted would change our income (loss) before income taxes by an insignificant amount for each of the three and six months ended September 30, 2026 and 2025. Our objective in managing our exposure to foreign currency risk is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, from time to time, we may enter into foreign currency forward contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2026, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2026.

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

Item 5. Other Information

On September 1, 2026, Camellia E. FitzGerald, our Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 7,437 shares of our common stock if certain price thresholds are met from December 1, 2026 until May 28, 2027.

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

VIASAT, INC.

November 6, 2026	/s/ MARK DANKBERG
Mark Dankberg
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ GARRETT CHASE
Garrett Chase
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ CAMELLIA E. FITZGERALD
Camellia E. FitzGerald
Chief Accounting Officer
(Principal Accounting Officer)